Form 10-Q
period 1995-06-30
PROVIDENT BANKSHARES CORP
filed 1995-08-08
CIK 818969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
June 30, 1995                                                    0-16421



                        PROVIDENT BANKSHARES CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)


          Maryland                                             52-1518642
_______________________________                          ______________________
(State or Other Jurisdiction of                             (I.R.S. Employer
 Incorporation or Organization)                          Identification Number)


              114 East Lexington Street; Baltimore, Maryland 21202
              ____________________________________________________
                    (Address of Principal Executive Offices)


                                 (410) 281-7000
              ____________________________________________________
              (Registrant's Telephone Number, Including Area Code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   X    No
                                                 _____      _____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:
     Common Stock, par value $1.00 per share, 7,804,019 shares outstanding at July 25, 1995.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS
               _________________________________________________

                                                                         PAGE
                                                                         ____

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Financial Condition--
            June 30, 1995 and 1994 and December 31, 1994                  3

           Consolidated Statement of Income--Three and Six Months
           Ended June 30, 1995 and 1994                                   4

           Consolidated Statement of Cash Flows--
            Six Months Ended June 30, 1995 and 1994                       5

           Notes to Consolidated Financial Statements                     6


Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          10

PART II  - OTHER INFORMATION                                             16

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                              17


Exhibit Index                                                           18


PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                        June 30      December 31          June 30
___________________________________________________________________________________________________
(dollars in thousands)                                     1995             1994             1994
___________________________________________________________________________________________________
ASSETS
Cash and Due From Banks                             $    53,369      $    43,632      $    43,603
Short-Term Investments                                    5,945            3,742                -
Mortgage Loans Held for Sale                             69,470           45,546           59,523
Securities Available for Sale                           422,536          419,483          339,615
Investment Securities (Market Value $443,568,
 $428,680 and $125,606 at June 30, 1995,
 December 31, 1994 and June 30, 1994,
 respectively)                                          433,634          441,791          129,755
Loans:
 Consumer                                               609,862          484,360          470,856
 Commercial Business                                    180,627          178,668          160,216
 Real Estate-Construction                                63,542           57,256           54,921
 Real Estate-Mortgage                                   551,808          552,018          540,708
___________________________________________________________________________________________________
  Total Loans                                         1,405,839        1,272,302        1,226,701
Less:  Allowance for Loan Losses                         20,931           20,893           20,724
___________________________________________________________________________________________________
  Net Loans                                           1,384,908        1,251,409        1,205,977
___________________________________________________________________________________________________
Premises and Equipment, Net                              29,942           29,579           28,586
Accrued Interest Receivable                              15,033           14,601           10,557
Other Assets                                             33,945           33,979           24,020
___________________________________________________________________________________________________
Total Assets                                          2,448,782        2,283,762        1,841,636
___________________________________________________________________________________________________
LIABILITIES
Deposits:
 Noninterest-Bearing                                    128,276          105,195          105,264
 Interest-Bearing                                     1,367,851        1,343,382        1,207,656
___________________________________________________________________________________________________
   Total Deposits                                     1,496,127        1,448,577        1,312,920
___________________________________________________________________________________________________
Short-Term Borrowings                                   518,275          479,250          204,947
Investment Securities Purchased Not Received                  -                -           22,889
Long-Term Debt                                          242,950          187,200          153,500
Other Liabilities                                        27,023           18,413           22,027
___________________________________________________________________________________________________
  Total Liabilities                                   2,284,375        2,133,440        1,716,283
___________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized
 30,000,000 Shares, Issued 8,025,785,
 7,513,907 and 6,482,910 Shares at June 30,
 1995, December 31, 1994 and June 30,
 1994, respectively                                       8,026            7,514             6,482
Capital Surplus                                          76,665           66,220            44,512
Retained Earnings                                        85,505           87,577            82,135
Net Unrealized Loss on Debt Securities                   (3,299)          (8,499)           (5,286)
Treasury Stock at Cost -- 228,066 Shares at
 June 30, 1995, December 31, 1994 and
 June 30, 1994                                           (2,490)          (2,490)           (2,490)
___________________________________________________________________________________________________
 Total Stockholders' Equity                             164,407          150,322           125,353
___________________________________________________________________________________________________
Total Liabilities and Stockholders' Equity            2,448,782        2,283,762         1,841,636
___________________________________________________________________________________________________

                                       3


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                              Three Months Ended            Six Months Ended
                                                   June 30                       June 30
_______________________________________________________________________________________________
(in thousands, except per share data)         1995          1994           1995          1994
_______________________________________________________________________________________________
INTEREST INCOME
Interest and Fees on Loans                $ 28,753      $ 24,114        $ 55,021     $ 46,938
Interest on Securities                      15,115         7,162          30,023       14,581
Tax-Advantaged Interest                        448           164             887          297
Interest on Short-Term Investments              50             5             123           18
_______________________________________________________________________________________________
   Total Interest Income                    44,366        31,445          86,054       61,834
_______________________________________________________________________________________________
INTEREST EXPENSE
Interest on Deposits                        13,952        10,099          26,825       20,166
Interest on Short-Term Borrowings            6,741         1,963          13,176        4,133
Interest on Long-Term Debt                   3,201         1,719           5,813        2,946
_______________________________________________________________________________________________
   Total Interest Expense                   23,894        13,781          45,814       27,245
_______________________________________________________________________________________________
  Net Interest Income                       20,472        17,664          40,240       34,589
Less: Provision for Loan Losses                245             -             245            -
_______________________________________________________________________________________________
Net Interest Income After Provision
  for Loan Losses                           20,227        17,664          39,995       34,589
_______________________________________________________________________________________________
NON-INTEREST INCOME
Service Charges on Deposit Accounts          2,988         1,980           5,350        3,608
Mortgage Banking Activities                  1,331         3,621           3,440        6,907
Commissions and Fees                           506           722           1,167        1,527
Net Securities Gains (Losses)               (2,776)          308          (2,776)         908
Other Non-Interest Income                    4,859           459           5,321          813
_______________________________________________________________________________________________
  Total Non-Interest Income                  6,908         7,090          12,502       13,763
_______________________________________________________________________________________________
NON-INTEREST EXPENSE
Salaries and Employee Benefits              10,670        11,440          20,775       22,560
Occupancy Expense, Net                       1,868         1,822           3,719        3,513
Furniture and Equipment Expense              1,320         1,077           2,578        2,198
External Processing Fees                     1,789         1,438           3,450        2,906
Other Non-Interest Expense                   5,138         4,363          10,043        8,372
_______________________________________________________________________________________________
  Total Non-Interest Expense                20,785        20,140          40,565       39,549
_______________________________________________________________________________________________
Income Before Taxes                          6,350         4,614          11,932        8,803
Income Tax Expense                           1,945         1,709           3,817        3,293
_______________________________________________________________________________________________
Net Income                                   4,405         2,905           8,115        5,510
===============================================================================================

Net Income Per Share                          0.54          0.41            1.00         0.79
===============================================================================================



CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries

                                                                   Six Months Ended June 30
_____________________________________________________________________________________________
(in thousands)                                                     1995                1994
_____________________________________________________________________________________________
Operating Activities:
  Net Income                                                $     8,115         $     5,510
  Adjustments to Reconcile Net Income to
   Net Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                                 2,616               1,977
    Provision for Loan Losses                                       245                   -
    Provision for Deferred Income Tax Benefit                      (663)               (582)
    Realized Net Securities (Gains) Losses                        2,776                (908)
    Mortgage Loans Originated or
     Acquired and Held for Sale                                (161,759)           (261,040)
    Proceeds from Sales of Mortgage Loans                       137,697             358,886
    Loss (Gain) on Sales of Mortgage Loans                          138                (373)
    Other Operating Activities                                    4,494               1,753
_____________________________________________________________________________________________
Total Adjustments                                               (14,456)             99,713
_____________________________________________________________________________________________
Net Cash Provided (Used) by Operating Activities                 (6,341)            105,223
_____________________________________________________________________________________________
Investing Activities:
  Principal Collections and Maturities of
    Securities Available for Sale                                44,790              47,321
  Principal Collections and Maturities
    of Investment Securities                                     20,345               1,965
  Proceeds on Sales of Securities
    Available for Sale                                          142,014             160,380
  Purchases of Investment Securities                            (11,346)             (4,469)
  Purchases of Securities Available for Sale                   (185,096)           (203,024)
  Loan Originations and Purchases
   Less Principal Collections                                  (132,897)            (80,602)
  Purchases of Premises and Equipment                            (2,624)             (3,219)
_____________________________________________________________________________________________
Net Cash Used by Investing Activities                          (124,814)            (81,648)
_____________________________________________________________________________________________
Financing Activities:
  Net Increase in Deposits                                       47,550              29,999
  Net Increase in Short-Term Borrowings                          39,025            (101,632)
  Proceeds from Long-Term Debt                                   55,750              50,000
  Issuance of Common Stock                                        2,679                 339
  Cash Dividends on Common Stock                                 (1,909)             (1,186)
_____________________________________________________________________________________________
Net Cash Provided (Used) by Financing Activities                143,095             (22,480)
_____________________________________________________________________________________________
Increase in Cash and Cash Equivalents                            11,940               1,095
  Cash and Cash Equivalents at Beginning of Period               47,374              42,508
_____________________________________________________________________________________________
Cash and Cash Equivalents at End of Period                       59,314              43,603
=============================================================================================
Supplemental Disclosures
_____________________________________________________________________________________________
Interest Paid, Net of Amount Capitalized                   $     23,925         $     9,740
Income Taxes Paid                                                 3,054               2,775
Stock Dividend                                                    8,278                   -


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
June 30, 1995


NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of

Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six month period ended June 30,

1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

    For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual

Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange Commission on February 17, 1995.


NOTE B - EARNINGS PER SHARE

Net income per share of $1.00 for the six months ended June 30, 1995 is based on the number of weighted average common shares outstanding for the period (8,111,150) which includes common stock equivalents resulting from outstanding stock options and giving retroactive treatment to the stock dividend of May 12, 1995 to the beginning of the year.  The resultant retroactive treatment of the stock dividend results in the restatement of the earnings per share for the three months ended March 31, 1995 from $.48 per share to $.46 per share. Net income per share for the three months ended June 30, 1995 was $.54 per share.  Exclusive of the retroactive restatement for the stock dividend, earnings per share would have been $1.05 for the six months ended June 30, 1995 and $.57 per share for the three months ended June

30, 1995.   For the six months ended June 30, 1995, dividends of $.27 per share were declared and paid.  Earnings per share amounts for the six and three months ended June 30, 1994, restated for the stock dividend,

were $.79 and $.41 per share, respectively.

NOTE C - INVESTMENT SECURITIES PORTFOLIO

    Effective December 31, 1993, the Corporation adopted Statement of

Financial Accounting Standards No. 115 "Accounting for Certain

Investments in Debt and Equity Securities" ("SFAS No. 115").  Under

SFAS No. 115 , the investment portfolio is divided among three categories: investment securities, securities available for sale and trading account securities.  Debt securities that the Corporation has the intent and ability to hold to maturity are included in investment securities and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method.  Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities which is reflected net of applicable taxes,

and therefore, have no effect on the reported earnings of the

Corporation.  At June 30, 1995, a net unrealized loss of $3.3 million on the securities portfolio was reflected as a separate component of stockholders' equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $8.5 million on securities available for sale at December 31, 1994.  The June 30, 1995, amount includes $1.5 million unrealized gain attributable to the securities available for sale.  The remaining $4.8 million unrealized loss is attributable to securities transferred to the investment securities classification from the securities available for sale caption during

1994.  For details regarding this transfer and the investment securities portfolio at December 31, 1994, refer to Note 3 of the

Consolidated Financial Statements incorporated in the Corporation's

10-K filed February 17, 1995.  The unrealized loss incurred on the transfer will be amortized over the remaining life of the securities using the level yield method.  This amortization expense is offset by the amortization of the related discount on these securities created at the time of transfer and results in no net charge to earnings.


    The aggregate amortized cost and market values of the investment securities portfolio at June 30 were as follows:


                                                                           June 30, 1995
                                             _______________________________________________________________________
                                                                     Gross             Gross
                                                 Amortized         Unrealized        Unrealized            Market
(in thousands)                                      Cost             Gains             Losses              Value
____________________________________________________________________________________________________________________

Investment Securities
_____________________
U.S. Treasury and Government
 Agencies and Corporations                   $     13,398          $     --          $     --          $    13,398
Mortgage-Backed Securities                        411,761            10,625               872              421,514
Municipal Securities                                8,475               286               105                8,656
____________________________________________________________________________________________________________________
  Total Investment Securities                     433,634            10,911               977              443,568
____________________________________________________________________________________________________________________

Securitites Available for Sale
______________________________

U.S. Treasury and Government
 Agencies and Corporations                         33,212               554               507               33,259
Mortgage-Backed Securities                        235,878             3,636             2,040              237,474
Other Debt Securities                             150,947             1,856             1,000              151,803
____________________________________________________________________________________________________________________
 Total Securities Available for Sale              420,037             6,046             3,547              422,536
____________________________________________________________________________________________________________________
Total Investment Portfolio                        853,671            16,957             4,524              866,104
====================================================================================================================


                                                                           June 30, 1994
                                             _______________________________________________________________________
                                                                       Gross           Gross
                                                 Amortized         Unrealized        Unrealized            Market
                                                   Cost                Gains           Losses              Value
                                             _______________________________________________________________________

Investment Securities
_____________________
U.S. Treasury and Government
 Agencies and Corporations                   $    10,345           $    --           $     --          $    10,345
Mortgage-Backed Securities                       116,610                22              3,959              112,673
Municipal Securities                               2,800                --                212                2,588
____________________________________________________________________________________________________________________
 Total Investment Securities                     129,755                22              4,171              125,606
____________________________________________________________________________________________________________________

Securitites Available for Sale
______________________________
U.S. Treasury and Government
 Agencies and Corporations                        27,335               300                 85               27,550
Mortgage-Backed Securities                       310,921               696              4,936              306,681
Corporate Notes                                    5,772                --                388                5,384
____________________________________________________________________________________________________________________
 Total Securities Available for Sale             344,028               996              5,409              339,615
____________________________________________________________________________________________________________________
Total Investment Portfolio                       473,783             1,018              9,580              465,221
====================================================================================================================


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         _____________________________________________________________

         AND FINANCIAL CONDITION
         _______________________



PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES



FINANCIAL REVIEW
________________



EARNINGS SUMMARY
________________



     Provident recorded a 52% increase in net income over the same period a year ago.  Net income for the quarter ended June 30, 1995 was

$4.4 million, or $.54 per share, compared to $2.9 million or $.41 per share, for the second quarter of the prior year.  The higher earnings in 1995 were mainly due to a 15.9% increse in net interest income offset in part by lower non-interest income and slightly higher operating expenses.  The increase in net interest income was mainly attributable to a $541 million increase in average earning assets.

There was a $245 thousand provision for loan losses during the quarter with net charge-offs of $114 thousand.



NET INTEREST INCOME
___________________



     Tax-equivalent net interest income was $20.7 million for the second quarter of 1995 which represented $2.9 million increase over the prior year.  Growth in average earning assets contributed $5.5 million increase in net interest income offset in part by a 48 basis point drop in net interest margin.

     Provident's interest income on earning assets rose $13 million from the second quarter of 1994, the result of a $541 million expansion in average earning asset balances and a 54 basis point increase in yield.  Earning asset growth was the result of increases of $427 million in investments, $95 million in consumer loans, $38 million in commercial business loans, and $36 million in real estate mortgage loans.  These increases were partially offset by a decrease in mortage loans held for sale of $56 million.  Leveraging of capital raised during the second half of 1994 supported the higher level of earning assets.  The increase in the yield was mainly attributable to the higher interest rate environment.

     Total interest expense was $10.1 million above a year ago,

the combined result of a $502 million increase in average interest-bearing liabilities, including $123 million in brokered deposits, $60 million in certificates of deposit and $326 million of borrowings.  In addition, the average rate paid increased 110 basis points.  Increases in rates paid on interest-bearing liabilities are attributable to a general rise in interest rates for longer term deposits as well as borrowed money.

     As a result of off-balance sheet transactions, interest income has been decreased by $533 thousand and interest expense has been reduced by $791 thousand, or an increase in net interest income of $258 thousand for the quarter ending June 30, 1995.  For the six months ending June 30, 1995, interest income has been decreased by $1.12 million and interest expense has been reduced by $1.55 million for an increase in net interest income of $428 thousand.  The forward yield curve indicates that short-term rates will fall by 50 basis points and long term rates will remain flat over the next twelve months. The

Corporation's analysis indicates that if management did not adjust its

June 30, 1995 off-balance sheet positions and the forward yield curve assumptions became reality, off-balance sheet positions would decrease net interest income by $285 thousand for the second half of 1995 and

$2.9 million for the year 1996.



PROVISION FOR LOAN LOSSES
_________________________



     The Corporation recorded a $245 thousand provision for loan losses for the quarter.  Net charge-offs were $114 thousand compared to net recoveries of $66 thousand for the second quarter of 1994.  The allowance for loan losses at June 30, 1995 is $20.9 million up slightly from the $20.7 million a year ago.  At June 30, 1995 the allowance represented 1.49% of total loans and 207% of non-performing and past due loans.  Residential mortgage loans, most of which are insured,

represented 60% of total non-performing and past due loans.



NON-INTEREST INCOME
___________________



     Non-interest income totaled $6.9 million in the second quarter of

1995 compared to $7.1 million in 1994.  During the second quarter the

Corporation recognized $4.3 million in income associated with amended federal income tax returns.  Excluding this item and net securities gains and losses, non-interest income decreased $1.4 million,

attributable to a $2.3 million decrease in mortgage banking income,

offset by a $1.0 million increase in deposit account service charges.

Net securities losses of $2.8 million were incurred in connection with restructuring the investment securities portfolio compared to $308 thousand in net gains the same quarter last year.  The mortgage originations were $104 million for the second quarter of 1995 compared to $144 million for the second quarter of 1994.  There were no gains from the sale of mortgage servicing rights during the quarter compared to $1.5 million for the second quarter of 1994.  Deposit service fees continued their upward trend, increasing 51% over the prior year following a 35% rise in the number of retail demand deposit accounts since the second quarter of 1994 and a change in the fee structure.



NON-INTEREST EXPENSE
____________________



     First quarter non-interest expense of $20.8 million was 3% or $645 thousand higher than a year ago.  Salaries and benefits declined $770 thousand largely the result of reduced mortgage banking activities.

     Occupancy costs increased $46 thousand or 2.5% over last year and furniture and equipment expense increased $243 thousand resulting from branch network expansion and upgrades of technology.

     External processing fees increased $351 thousand due to increased account volume.  Other Expenses increased a total of $775 thousand mainly attributable to increased professional fees as well as postage and other costs associated with increased account volume.

INCOME TAXES
____________



     Provident recorded income tax expense of $1.9 million based on income before taxes of $6.4 million, an effective tax rate of 30.6%.

During the second quarter of 1994, Provident recorded tax expense of

$1.7 million on pre-tax income of $4.6 million, an effective tax rate of 37.0%.  The decrease in the effective tax rate is due to a $491 thousand tax benefit recorded as a result of federal net operating losses carried back to higher tax rate years.



FINANCIAL CONDITION
___________________



     Total assets of the Corporation increased $165 million from

December 31, 1994 to June 30, 1995 and loan balances increased $133.5 million.  Consumer loans were up $125.5 million, commercial business loans $2.0 million, and real estate construction loans $6.3 million.

There were increases in investments available for sale of $3.1 million and morgage loans held for sale of $23.9 million.  Investment securities declined $8.2 million.  Total deposits ended the quarter at

$1.5 billion, an increase of $48 million over the December 31, 1994 level.  Noninterest-bearing deposits increased $23.1 million from

December 31, 1994 levels while interest-bearing deposits increased

$24.5 million.  Borrrowings increased $94.8 million from December 31,

1994 ending the quarter at $761 million.

     At June 30, 1995 loans held for sale, investments available for sale and investment securities maturing within one year totaled $671 million or 29% of total liabilities, up from $516 million or 24% from

December 31, 1994.

     At quarter-end, the leverage ratio was 7.11% and total

stockholders' equity represented 11.01% of risk adjusted assets.  These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings - None

     Item 2.  Changes in Securities - None

     Item 3.  Defaults Upon Senior Securities - None

     Item 4.  Submission of Matters to a Vote of Security Holders - None

     Item 5.  Other Information - None

     Item 6.  Exhibits and Reports on Form 8-K

          (a) The exhibits filed as part of this report are listed below:

               (3.1) Articles of Incorporation of Provident Bankshares Corporation.*

               (3.2)  Amended and Restated Bylaws of Provident
                      Bankshares Corporation.**

                (11)  Statement re: Computation of Per Share Earnings.

          (b) Reports on Form 8-K
              There were no current reports on Form 8-K filed during the quarter ended June 30, 1995.

                       * Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

                      ** Incorporated by reference from Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.

                                   SIGNATURES
                                   __________

    Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         PROVIDENT BANKSHARES CORPORATION
                                         ________________________________
                                                   Registrant


August 7, 1995                           /s/ Peter M. Martin
                                         _____________________________________
                                         Peter M. Martin
                                         President and Chief Operating Officer



August 7, 1995                           /s/ R. Wayne Hall
                                         _____________________________________
                                         R. Wayne Hall
                                         Treasurer

                                 EXHIBIT INDEX
                                 _____________




                                                         Sequentially
Exhibit                  Description                     Numbered Page
_______                  ___________                     _____________



(11)  Statement re: Computation of Per Share Earnings         19


    EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
_____________________________________________________________________________________________________
                                                     Three Months Ended             Six Months Ended
                                                          June 30                       June 30
(in thousands, except per share data)                1995          1994             1995        1994
_____________________________________________________________________________________________________
Primary:
_______

Actual shares outstanding                           7,798         6,255            7,798       6,255

Average shares outstanding                          7,725         6,617            7,712       6,613

Net effect of dilutive stock options
 based on the treasury stock method
 using the average market price                       385           412              379         393
                                                  ________      ________         ________     _______
               Total Shares Outstanding             8,110         7,029            8,091       7,006
                                                  ========      ========         ========     =======
                                               _________________________       ______________________
Net Income                                      $   4,405     $   2,905         $  8,115     $ 5,510
                                               =========================       ======================

                                               _________________________       ______________________
Net Income Per Share                            $    0.54     $    0.41         $   1.00     $  0.79
                                               =========================       ======================


Fully Diluted:
_____________

Actual shares outstanding                           7,798         6,255            7,798       6,255

Average shares outstanding                          7,724         6,617            7,711       6,613

Net effect of dilutive stock options based
 on the treasury stock method using the
 average market price or quarter end price,
 whichever is greater                                 400           412              400         397
                                                  ________      ________         ________     _______
               Total Shares Outstanding             8,124         7,029            8,111       7,010
                                                  ========      ========         ========     =======

                                               _________________________       ______________________
Net Income                                      $   4,405     $   2,905         $  8,115     $ 5,510
                                               =========================       ======================

                                               _________________________       ______________________

Net Income Per Share                            $    0.54     $    0.41         $   1.00     $  0.79
                                               =========================       ======================
