Form 10-Q
period 1995-09-30
PROVIDENT BANKSHARES CORP
filed 1995-11-13
CIK 818969

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   ___________


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For Quarter Ended                                    Commission File Number
September 30, 1995                                          0-16421



                        PROVIDENT BANKSHARES CORPORATION
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)




           Maryland                                   52-1518642
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

Common Stock, par value $1.00 per share, 7,893,428 shares outstanding at November 10, 1995.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                TABLE OF CONTENTS
                                _________________

                                                                     PAGE
PART I -  FINANCIAL INFORMATION
Item 1.    Financial Statements

           Consolidated Statement of Financial Condition--
           September 30, 1995 and 1994 and  December 31, 1994           3

           Consolidated Statement of Income--
           Three and Nine Months Ended September 30, 1995 and 1994      4


           Consolidated Statement of Cash Flows--
           Nine Months Ended September 30, 1995 and 1994                5

           Notes to Consolidated Financial Statements                   6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10

PART II -  OTHER INFORMATION                                           14

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K


SIGNATURES                                                             15


Exhibit Index                                                          16


PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                           SEPTEMBER 30 December 31 September 30

(dollars in thousands)                         1995       1994         1994
________________________________________________________________________________
ASSETS
Cash and Due From Banks                     $   50,124   $   43,632  $   39,154
Short-Term Investments                           3,523        3,742           -
Mortgage Loans Held for Sale                    87,995       45,546      45,032
Securities Available for Sale                  356,695      419,483     368,040
Investment Securities (Market
  Value $434,869, $428,680 and
  $212,551 at September 30, 1995,
  December 31, 1994 and September
  30, 1994, respectively)                      424,738      441,791     218,681
Investment Securities Sold Not Delivered            --           --      15,215
Loans:
 Consumer                                      725,639      484,360     487,663
 Commercial Business                           184,128      178,668     164,066
 Real Estate-Construction                       63,887       57,256      66,085
 Real Estate-Mortgage                          552,627      552,018     544,263
________________________________________________________________________________
  Total Loans                                1,526,281    1,272,302   1,262,077
Less:  Allowance for Loan Losses                21,100       20,893      20,847
________________________________________________________________________________
  Net Loans                                  1,505,181    1,251,409   1,241,230
________________________________________________________________________________
Premises and Equipment, Net                     31,034       29,579      29,059
Accrued Interest Receivable                     15,981       14,601      12,350
Other Assets                                    23,745       33,979      36,659
________________________________________________________________________________
TOTAL ASSETS                               $ 2,499,016   $2,283,762 $ 2,005,420
================================================================================
LIABILITIES
Deposits:
 Noninterest-Bearing                       $   121,256  $   105,195  $   97,835
 Interest-Bearing                            1,416,354    1,343,382   1,232,969
________________________________________________________________________________
   TOTAL DEPOSITS                            1,537,610    1,448,577   1,330,804
________________________________________________________________________________
Short-Term Borrowings                          501,785      479,250     320,146
Investment Securities Purchased Not Received         -            -      30,093
Long-Term Debt                                 262,917      187,200     170,000
Other Liabilities                               25,563       18,413      18,502
________________________________________________________________________________
  TOTAL LIABILITIES                          2,327,875    2,133,440   1,869,545
________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized
 30,000,000 Shares, Issued 8,112,480,
 7,513,907 and 6,858,243 Shares at
 September 30,1995, December 31, 1994
 and September 30,1994, respectively             8,112        7,514       6,858
Capital Surplus                                 78,721       66,220      52,677
Retained Earnings                               89,138       87,577      84,842
Net Unrealized Loss on Debt Securities          (2,340)      (8,499)     (6,012)
Treasury Stock at Cost -- 228,066 Shares at
 September 30, 1995, December 31, 1994 and
 September 30, 1994                             (2,490)      (2,490)     (2,490)
________________________________________________________________________________
 TOTAL STOCKHOLDERS' EQUITY                    171,141      150,322     135,875
________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 2,499,016  $ 2,283,762 $ 2,005,420
________________________________________________________________________________

                                       3


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                      Three Months Ended      Nine Months Ended
                                         September 30           September 30
________________________________________________________________________________
(in thousands, except per share data)    1995        1994       1995       1994
________________________________________________________________________________
INTEREST INCOME
Interest and Fees on Loans            $ 30,992     $ 25,292  $ 86,013   $ 72,230
Interest on Securities                  14,358        8,111    44,381     22,692
Tax-Advantaged Interest                    383          299     1,270        596
Interest on Short-Term Investments          69           --       192         18
________________________________________________________________________________
   TOTAL INTEREST INCOME                45,802       33,702   131,856     95,536
________________________________________________________________________________
INTEREST EXPENSE
Interest on Deposits                    14,346       10,247    41,171     30,413
Interest on Short-Term Borrowings        7,307        2,870    20,483      7,003
Interest on Long-Term Debt               3,408        2,001     9,221      4,947
________________________________________________________________________________
   TOTAL INTEREST EXPENSE               25,061       15,118    70,875     42,363
________________________________________________________________________________
  NET INTEREST INCOME                   20,741       18,584    60,981     53,173
Less: Provision for Loan Losses            300           --       545         --
________________________________________________________________________________
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                       20,441       18,584    60,436     53,173
________________________________________________________________________________
NON-INTEREST INCOME
Service Charges on Deposit Accounts      3,508        2,174     8,858      5,782
Mortgage Banking Activities              2,075        4,227     5,515     11,134
Commissions and Fees                       455          762     1,622      2,289
Net Securities Gains (Losses)               19         (891)   (2,757)        17
Other Non-Interest Income                1,642          482     6,963      1,295
________________________________________________________________________________
  TOTAL NON-INTEREST INCOME              7,699        6,754    20,201     20,517
________________________________________________________________________________
NON-INTEREST EXPENSE
Salaries and Employee Benefits          11,017       10,760    31,792     33,320
Occupancy Expense, Net                   2,033        1,929     5,752      5,442
Furniture and Equipment Expense          1,346        1,137     3,924      3,335
External Processing Fees                 1,910        1,709     5,360      4,615
Other Non-Interest Expense               4,194        4,347    14,237     12,719
________________________________________________________________________________
  TOTAL NON-INTEREST EXPENSE            20,500       19,882    61,065     59,431
________________________________________________________________________________
INCOME BEFORE TAXES                      7,640        5,456    19,572     14,259
Income Tax Expense                       2,830        2,046     6,647      5,339
________________________________________________________________________________
NET INCOME                            $  4,810     $  3,410  $ 12,925   $  8,920
================================================================================
PRIMARY NET INCOME PER SHARE          $   0.58     $   0.48  $   1.59   $   1.26
________________________________________________________________________________

FULLY DILUTED NET INCOME PER SHARE        0.58         0.48      1.58       1.26
================================================================================

                                       4


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries

                                              Nine Months Ended September 30
_______________________________________________________________________________
(in thousands)                                   1995                 1994
_______________________________________________________________________________

OPERATING ACTIVITIES:
   Net Income                               $  12,925            $   8,920
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by
       Operating Activities:
         Depreciation and Amortization          3,965                3,156
         Provision for Loan Losses                545                   --
         Provision for Deferred
          Income Tax (Benefit)                  8,486               (1,070)
         Realized Net Securities
          (Gains) Losses                        2,757                  (17)
         Mortgage Loans Originated or
          Acquired and Held for Sale         (274,283)            (327,494)
         Proceeds from Sales of
          Mortgage Loans                      231,988              438,997
         Loss (Gain) on Sales of
          Mortgage Loans                         (154)                 461
         Other Operating Activities             2,215              (15,255)
_______________________________________________________________________________
  Total Adjustments                           (24,481)              98,778
_______________________________________________________________________________
NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                        (11,556)             107,698
_______________________________________________________________________________
INVESTING ACTIVITIES:
   Principal Collections and
     Maturities of Securities
     Available for Sale                        75,871               62,354
   Principal Collections and
     Maturities of Investment Securities       37,163                5,205
   Proceeds on Sales of Securities
     Available for Sale                       177,923              174,944
   Purchases of Investment Securities         (18,924)             (81,421)
   Purchases of Securities
     Available for Sale                      (185,096)            (286,446)
   Loan Originations and Purchases
    Less Principal Collections               (253,247)            (115,924)
   Purchases of Premises and Equipment         (4,881)              (4,705)
_______________________________________________________________________________
NET CASH USED BY INVESTING ACTIVITIES        (171,191)            (245,993)
_______________________________________________________________________________
FINANCING ACTIVITIES:
   Net Increase in Deposits                    89,033               47,883
   Net Increase in Short-
     Term Borrowings                           22,535               13,567
   Proceeds from Long-Term Debt                90,750               66,500
   Long-Term Debt Retired                     (15,033)                  --
   Issuance of Common Stock                     4,821                8,880
   Cash Dividends on Common Stock              (3,086)              (1,889)
_______________________________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES     189,020              134,941
_______________________________________________________________________________
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                          6,273               (3,354)
   Cash and Cash Equivalents
     at Beginning of Period                    47,374               42,508
_______________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF PERIOD  $  53,647            $  39,154
===============================================================================
SUPPLEMENTAL DISCLOSURES
_______________________________________________________________________________
Interest Paid, Net of Amount Capitalized    $  38,671            $  14,881
Income Taxes Paid  (Refunded)                  (5,373)               4,510
Stock Dividend                                  8,278                   --

                                       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1995



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals)

considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31,

1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994 as filed with the Securities and Exchange

Commission on February 17, 1995.


NOTE B - EARNINGS PER SHARE

Net income per share is based on the number of weighted average common shares outstanding for the period (8,182,949 shares) which includes common stock equivalents resulting from outstanding stock options and giving retroactive treatment to the stock dividend of May 12, 1995 to the beginning of the year.

Exclusive of the retroactive restatement for the stock dividend, earnings per share would have been $1.65 for the nine months ended September 30, 1995 and

$.61 per share for the three months ended September 30, 1995. For the nine months ended September 30, 1995, dividends of $.42 per common share were declared and paid. Earnings per share for the nine months and three months ended

September 30, 1994, restated for the stock dividend, were $1.26 and $.48 per share, respectively.

NOTE C - INVESTMENT SECURITIES

Effective December 31, 1993 the Corporation adopted Statement of Financial

Accounting Standards No. 115 "Accounting for Certain Investments in Debt and

Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the investment portfolio is divided among three categories: investment securities, securities available for sale and trading account securities. Debt securities that the

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


   The aggregate amortized cost and market values of the investment securities portfolio at September 30 were as follows:



                                             SEPTEMBER 30, 1995
                                _______________________________________________
                                               GROSS        GROSS
                                 AMORTIZED   UNREALIZED   UNREALIZED   MARKET
(IN THOUSANDS)                      COST       GAINS        LOSSES      VALUE
_______________________________________________________________________________

INVESTMENT SECURITIES
_____________________
U.S. Treasury and Government
  Agencies and Corporations    $  13,146     $     --      $     --  $  13,146
Mortgage-Backed Securities       403,117       10,776           929    412,964
Municipal Securities               8,475          340            56      8,759
_______________________________________________________________________________
  Total Investment Securities    424,738       11,116           985    434,869
_______________________________________________________________________________

SECURITIES AVAILABLE FOR SALE
_____________________________
U.S. Treasury and Government
  Agencies and Corporations       27,235          512           475     27,272
Mortgage-Backed Securities       211,955        3,549           492    215,012
Other Debt Securities            113,799        1,513           901    114,411
_______________________________________________________________________________
 Total Securities Available
   for Sale                      352,989        5,574         1,868    356,695
_______________________________________________________________________________
Total Investment Portfolio     $ 777,727     $ 16,690      $  2,853  $ 791,564
===============================================================================



                                          September 30, 1994
                               ________________________________________________
                                              Gross         Gross
                               Amortized    Unrealized    Unrealized    Market
                                 Cost         Gains         Losses       Value
                               ________________________________________________
INVESTMENT SECURITIES
_____________________
U.S. Treasury and Government
 Agencies and Corporations    $  10,344      $     --      $     --   $ 10,344
Mortgage-Backed Securities      203,652            20         5,915    197,757
Municipal Securities              4,685            --           235      4,450
_______________________________________________________________________________
 Total Investment Securities    218,681            20         6,150    212,551
_______________________________________________________________________________

SECURITIES AVAILABLE FOR SALE
_____________________________
U.S. Treasury and Government
  Agencies and Corporations      33,697           231           364     33,564
Mortgage-Backed Securities      340,100           687         6,311    334,476
_______________________________________________________________________________
 Total Securities
   Available for Sale           373,797           918         6,675    368,040
_______________________________________________________________________________
Total Investment Portfolio    $ 592,478     $     938     $  12,825  $ 580,591
===============================================================================

                                       8

     At September 30, 1995 a net unrealized loss of $2.3 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of

Condition as compared to a total net unrealized loss of $8.5 million on

Securities Available for Sale at December 31, 1994. The September 30, 1995

amount includes a $4.6 million unrealized loss on the securities transferred to the Investment Securities classification from the Available for Sale classification and a $2.3 million unrealized gain on Securities Available for

Sale. For details regarding investment securities at December 31, 1994, refer to

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         __________________________________________________
         OPERATIONS AND FINANCIAL CONDITION
         __________________________________


PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW
________________

EARNINGS SUMMARY
________________

     Provident recorded a 41% increase in net income over the same period a year ago. Net income for the quarter ended September 30, 1995 was $4.8 million, or

$.58 per share, compared to $3.4 million or $.48 per share, for the third quarter of the prior year. The higher earnings in 1995 were mainly due to consumer loan growth and increased fee income. Consumer loans outstanding grew

$238 million as total loans increased 21% to $1.53 billion. Non-interest income increased 14% over the third quarter of 1994 as lower mortgage volume and annuity sales were more than offset by income from other fee based services introduced in the past three years. The company deferred planned bulk sales of mortgage servicing rights to a future period due to recognition of interest income due on a federal income tax refund and receipt of the FDIC insurance premium rebate. Higher account volume and continued investment in new fee based initiatives contributed to a 3% increase in operating expenses. There was a $300 thousand provision for loan losses during the quarter with net charge-offs of

$131 thousand.

NET INTEREST INCOME
___________________

     Tax-equivalent net interest income was $20.9 million for the third quarter of 1995 which represented a $2.2 million increase over the prior year. Growth in average earning assets contributed $5.5 million to net interest income which was partially offset by a 56 basis point drop in net interest margin.

     Provident's interest income on earning assets rose $12.2 million from the third quarter of 1994, the result of a $534 million expansion in average earning asset balances and a 37 basis point increase in yield. Earning asset growth was the result of increases of $314 million in investments, $169 million in consumer loans, $26 million in commercial business loans, $14 million in mortgage loans held for sale and $10 million in real estate mortgage loans. Leveraging of capital raised during the fourth quarter of 1994 generated the higher level of earning assets. The increase in the yield was mainly attributable to the higher interest rate environment.

     Total interest expense was $9.9 million above a year ago, the combined result of a $491 million increase in average interest-bearing liabilities,

including $128 million in brokered deposits, $59 million in certificates of deposit and $320 million of borrowings. Savings deposits and money market deposits declined $34 million. In addition, the average rate paid increased 101 basis points. Increases in rates paid on interest-bearing liabilities are attributable to a general rise in interest rates for longer term deposits as well as borrowed money.

     As a result of off-balance sheet transactions, interest income has been decreased by $469 thousand and interest expense has been reduced by $739 thousand, for a net increase of $271 thousand for the quarter ending September

30, 1995. For the nine months ending September 30, 1995, interest income has been decreased by $1.6 million and interest expense has been reduced by $2.3 million for an increase in net interest income of $700 thousand. The forward yield curve indicates that short-term rates will fall by 25 basis points and long term rates will rise 10 basis points over the next twelve months. The

Corporation's analysis indicates that if management did not adjust its September

30, 1995 off-balance positions and the forward yield curve assumptions became reality, off-balance sheet positions would decrease net interest income by $1.35 million through the year 1996.


PROVISION FOR LOAN LOSSES
_________________________

     The Corporation recorded a $300 thousand provision for loan losses for the quarter. Net charge-offs were $131 thousand compared to net recoveries of $123 thousand for the third quarter of 1994. The allowance for loan losses at

September 30, 1995 was $21.1 million, up slightly from the $20.8 million a year ago. At September 30, 1995, the allowance represented 1.38% of total loans and

162% of non-performing and past due loans. Total non-performing loans were $13.0 million at September 30, 1995 compared to $9.8 million at September 30, 1994.

Residential mortgage loans represented $7.4 million of total non-performing loans at September 30, 1995, $6.2 million of which are insured or guaranteed by the United States Government. Contributing to the change was an increase in consumer loans outstanding of $116 million for the quarter and $238 million from the third quarter, 1994.

NON-INTEREST INCOME
___________________

     Non-interest income totaled $7.7 million in the third quarter of 1995 compared to $6.8 million in 1994. This 14% increase was accomplished as lower mortgage volume and annuity sales were more than offset by income from other fee based services introduced in the past three years. The company deferred planned bulk sales of mortgage servicing rights to a future period compared to gains of

$2.5 million during the third quarter of 1994, due to recognition of interest income on a federal income tax refund. The mortgage originations were $126 million for the third quarter of 1995 compared to $101 million for the third quarter of 1994. Deposit service fees continued their upward trend, increasing

61% over the prior year following a 35% rise in the number of retail demand deposit accounts since the third quarter of 1994 and a change in the fee structure.

NON-INTEREST EXPENSE
____________________

     Third quarter non-interest expense of $20.5 million was 3% or $618 thousand higher than a year ago. Salaries and benefits rose 2.4% largely the result of increased mortgage banking activities and additional supermarket branch locations.

     Occupancy costs increased $104 thousand or 5.4% over last year and furniture and equipment expense increased $209 thousand resulting from branch network expansion and upgrades of technology.

     External processing fees increased $201 thousand due to increased account volume. All other expenses decreased a total of $153 thousand mainly benefiting from the receipt of the FDIC insurance premium rebate of $919 thousand.

INCOME TAXES
____________

     Provident recorded income tax expense of $2.8 million based on income before taxes of $7.6 million, an effective tax rate of 37%. During the third quarter of 1994, Provident recorded tax expense of $2.0 million on pre-tax income of $5.5 million, an effective tax rate of 37.5%.

FINANCIAL CONDITION
___________________

     Total assets of the Corporation increased $215 million from December 31,

1994 to September 30, 1995 as loan balances increased $254 million. Consumer loans were up $241 million, commercial business loans $5.5 million, and real estate construction loans $6.6 million. Securities available for sale and investment securities declined $62.8 million and $17.1 million, respectively. In addition, mortgage loans held for sale increased $42.5 million as origination volume increased. Total deposits ended the quarter at $1.54 billion, an increase of $89 million over the December 31, 1994 level. Non-interest bearing deposits increased $16.1 million from December 31, 1994 levels while interest bearing deposits increased $73.0 million. Borrowings increased $98.3 million from

December 31, 1994 ending the quarter at $764.7 million.

     At September 30, 1995 loans held for sale, investments available for sale and investment securities maturing within one year totaled $445 million or 19%

of total liabilities, compared to $516 million or 24% as of December 31, 1994.

     At quarter-end, the leverage ratio was 7.13% and total stockholders' equity represented 10.82% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

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

  Item 6.  Exhibits and Reports on Form 8-K

           (a) The exhibits filed as part of this report are listed below:


                  (3.1) Articles of Incorporation of Provident Bankshares Corporation.*

                  (3.2)  Amended and Restated Bylaws of Provident
                         Bankshares Corporation.**

              (11)  Statement re: Computation of Earnings Per Share.

           (b) Reports on Form 8-K

                  There were no current reports on Form 8-K filed during the quarter ended September 30, 1995.

                         * Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

                        ** Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.

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


                                         PROVIDENT BANKSHARES CORPORATION
                                         ________________________________
                                                    Registrant


November 13, 1995                               /s/ Peter M. Martin
                                                ___________________
                                                    Peter M. Martin
                                        President and Chief Operating Officer



November 13, 1995                               /s/ R. Wayne Hall
                                                _________________
                                                    R. Wayne Hall
                                                     Treasurer

                                  EXHIBIT INDEX
                                  _____________


Exhibit   Description                               Sequentially Numbered Page

  (11)    Statement re: Computation of Per Share Earnings            17


EXHIBIT 11 - STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS
_______________________________________________________________________________
                                      Three Months Ended   Nine Months Ended
                                         September 30        September 30
(in thousands, except per share data)  1995        1994      1995     1994
_______________________________________________________________________________
Primary:
_______
Actual shares outstanding              7,884      6,630      7,884     6,630
                                       =====      =====      =====     =====
Average shares outstanding             7,845      6,755      7,774     6,661

Net effect of dilutive stock options
  based on the treasury stock method
  using the average market price         402        409        376       397
                                      _______    _______    _______   _______

       Total Shares Outstanding        8,247      7,164      8,150     7,058
                                       =====      =====      =====     =====

Net Income                           $ 4,810    $ 3,410   $ 12,925   $ 8,920
                                       =====      =====     ======     =====


Net Income Per Share                 $  0.58    $  0.48   $   1.59   $  1.26
                                       =====     ======     ======    ======


Fully Diluted:
_____________

Actual shares outstanding              7,884      6,630      7,884     6,630
                                       =====      =====      =====     =====
Average shares outstanding             7,845      6,755      7,774     6,661


Net effect of dilutive stock
 options based on the treasury
 stock method using the average
 market price or quarter end price,
 whichever is greater                    409        409        409       408
                                      _______     ______    _______    ______

        Total Shares Outstanding       8,254      7,164      8,183     7,069
                                       =====      =====      =====     =====

Net Income                           $ 4,810    $ 3,410   $ 12,925   $ 8,920
                                       =====      =====     ======     =====

Net Income Per Share                 $  0.58    $  0.48   $   1.58   $  1.26
                                       =====      =====     ======     =====
