Form 10-K405
period 1995-12-31
PROVIDENT BANKSHARES CORP
filed 1996-03-18
CIK 818969

________________________________________________________________________________
________________________________________________________________________________


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                _________________

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               Commission file number
          DECEMBER 31, 1995                           0-16421

                                _________________

                        PROVIDENT BANKSHARES CORPORATION
                        ________________________________

             (Exact name of Registrant as specified in its charter)

                MARYLAND                               52-1518642
      (State or other jurisdiction of     (I.R.S. Employer Identification No.)
      incorporation or organization)

                           114 EAST LEXINGTON STREET
                          BALTIMORE, MARYLAND  21202
              (Address of principal executive offices) (zip code)

                                 (410) 281-7000
              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                               Title of each class
                                      None

                    Name of each exchange on which registered
                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     Common Stock, par value $1.00 per share

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                Yes /X/  No / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1996 was $227,013,566.

     At January 31, 1996, the Registrant had 7,957,818 shares of $1.00 par value common stock outstanding.

________________________________________________________________________________
________________________________________________________________________________

TABLE OF CONTENTS

PART I.                                                        Page
                                                               ____

Item 1.  Business                                                3
Item 2.  Properties                                              4
Item 3.  Legal Proceedings                                       4
Item 4.  Submission of Matters to a Vote of
          Security Holders                                       4


PART II.

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                            4
Item 6.  Selected Financial Data                                 5
Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations       6
Item 8.  Financial Statements and Supplementary Data            26
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                52


PART III.

Item 10. Directors and Executive Officers of the
          Registrant                                            52
Item 11. Executive Compensation                                 52
Item 12. Security Ownership of Certain Beneficial
          Owners and Management                                 52
Item 13. Certain Relationships and Related
          Transactions                                          52


PART IV.

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                   52
         Signatures                                             53

PART I

ITEM 1. BUSINESS

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank of Maryland ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1995, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.
     For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 15 through 22.

MORTGAGE BANKING ACTIVITIES

Provident Mortgage Corp. ("PMC"), a subsidiary of the Bank, was formed in 1992 in conjunction with the acquisition of Consolidated Mortgage Corporation, ("CMC") which occurred during July 1992. The purpose of PMC is to offer a broad range of mortgage lending products to consumers and thereby enhance the Corporation's mortgage banking operations.

BANKING SERVICES ACTIVITIES

Provident Investment Center Inc. ("PIC"), a subsidiary of the Bank, was formed in 1993 to provide consumers a competitive range of banking products, such as purchased annuities and mutual funds.

INSURANCE ACTIVITIES

BankSure Insurance Corporation ("BankSure"), a subsidiary of the Bank, was formed by the Bank in 1985 for the purpose of offering insurance products to its loan customers and thereby enhancing the Bank's lending product lines.

REAL ESTATE ACTIVITIES

The Bank owns approximately 49,000 square feet of real estate adjacent to the Corporation's headquarters building. Management plans to utilize this real estate to meet future space requirements of the Corporation.

EMPLOYEES

At December 31, 1995, the Corporation and its subsidiaries had 1,141 employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

COMPETITION

The Corporation encounters substantial competition in all areas of its business. There are four commercial banks based in Maryland with assets in excess of $1 billion. The Bank also faces competition from savings and loan associations, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual funds and various other financial services firms.
     Current federal law allows acquisitions of bank holding companies nationwide. Further, Maryland law in some instances allows aquisitions among banks in Maryland with banks in other states, provided that the other jurisdiction has approved reciprocal interstate banking legislation. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Maryland may occur.

REGULATION

The Corporation is registered as a bank holding company, under the Bank Holding Company Act of 1956. As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

     The Bank is subject to supervision, regulation and examination by the Bank Commissioner of the State of Maryland and the Federal Deposit Insurance Corporation. Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

MONETARY POLICY

The Corporation and the Bank are affected by fiscal and monetary policies of the federal government, including those of the Federal Reserve Board, which regulates the national money supply in order to mitigate recessionary and inflationary pressures. Among the techniques available to the Federal Reserve Board are engaging in open market transactions of U.S. Government securities, changing the discount rate and changing reserve requirements against bank deposits. These techniques are used in varying combinations to influence the overall growth of bank loans, investments and deposits. Their use may also affect interest rates charged on loans and paid on deposits. The effect of governmental policies on the earnings of the Corporation and the Bank cannot be predicted.


ITEM 2. PROPERTIES

In December 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve year lease term.
     The Bank has 44 offices located throughout the Baltimore metropolitan area. The Bank owns 6 and leases 38 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.
     In 1993, the Bank renewed a long-term agreement to lease a one-story building large enough to consolidate operations and support functions. The Bank currently leases all of the building's 80,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 12 of Item 8. -- "Financial Statements and Supplementary Data" on page 43.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 1995 and 1994 is shown in the table of Consolidated Quarterly Results of Operations, Market Prices and Dividends contained on page 13 of Management's Discussion and Analysis (Item 7). At January 31, 1996, there were approximately 2,493 holders of record of the Corporation's common stock.
     For the year 1995, the Corporation declared and paid dividends of $.58 per share of common stock outstanding. See Note 10 of Notes to Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries for a discussion of the effect of the liquidation account of the Bank on the ability of the Corporation to pay dividends. Certain provisions of Maryland banking law impose limitations on the amount of dividends payable by the Corporation, but none is as restrictive as the liquidation account.

ITEM 6. SELECTED FINANCIAL DATA


                                                                        Year Ended December 31,
____________________________________________________________________________________________________________________
(dollars in thousands, except per share data)              1995         1994         1993         1992         1991
====================================================================================================================
Interest Income (tax-equivalent)                     $  180,560   $  134,639   $  118,166   $  116,722   $  127,140
Interest Expense                                         96,866       62,027       53,757       62,041       82,349
____________________________________________________________________________________________________________________
Net Interest Income (tax-equivalent)                     83,694       72,612       64,409       54,681       44,791
Provision for Loan Losses                                 1,545          500        1,516        9,150       20,340
____________________________________________________________________________________________________________________
Net Interest Income After Provision for Loan Losses      82,149       72,112       62,893       45,531       24,451
Non-Interest Income                                      31,976       26,699       24,161       13,876       11,797
Net Securities Gains (Losses)                            (2,729)         571        2,951        3,768       16,146
Non-Interest Expense                                     83,115       79,286       75,751       57,746       50,778
____________________________________________________________________________________________________________________
Income Before Taxes and Cumulative Effect of
 Change in Accounting Principle                          28,281       20,096       14,254        5,429        1,616
Income Tax Expense (Benefit) (tax-equivalent)            10,256        7,566        5,390        1,210       (1,287)
Cumulative Effect of Change in Accounting
 for Purchased Mortgage Servicing Rights                     --           --          733           --           --
____________________________________________________________________________________________________________________
Net Income                                           $   18,025   $   12,530   $    8,131   $    4,219   $    2,903
====================================================================================================================
Per Share Amounts:
  Net Income Before Cumulative Effect of
   Change in Accounting Principle                    $     2.20   $     1.72   $     1.28   $      .63   $      .45
  Cumulative Effect of Change in Accounting
   for Purchased Mortgage Servicing Rights                   --           --          .10           --           --
____________________________________________________________________________________________________________________
  Net Income -- Primary                              $     2.20   $     1.72   $     1.18   $      .63   $      .45
  Net Incom  -- Fully Diluted                              2.20         1.72         1.17          .62          .45
====================================================================================================================
  Cash Dividends Paid                                $      .58   $      .40   $      .28   $      .19   $      .14
====================================================================================================================
Tax-Equivalent Adjustment                            $      754   $      417   $      317   $      353   $      574
====================================================================================================================
Total Assets                                         $2,562,961   $2,283,762   $1,843,968   $1,633,963   $1,546,467
Total Stockholders' Equity                              184,408      150,322      133,945      116,217      112,180
Stockholders' Equity to Assets                             7.20%        6.58%        7.26%        7.11%        7.25%
Return on Average Assets                                    .75          .66          .48          .27          .19
Return on Average Equity                                  10.77         9.16         6.71         3.71         2.61
Average Equity to Average Assets                           7.00         7.21         7.10         7.25         7.31
Dividend Payout Ratio                                     26.36        23.26        23.73        30.16        31.11

Note: Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1995 and 1994, 38.62% in 1993, 34.50% in 1992 and 38.62% in 1991.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL REVIEW


The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 1995, 1994 and 1993. The outlook for the Corporation based upon current trends and actions taken during the year is also included. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.
     Provident Bankshares Corporation ("the Corporation"), through its wholly-owned subsidiary, Provident Bank of Maryland ("the Bank"), offers consumer and commercial banking services throughout central Maryland. The Bank offers related financial services through its wholly-owned subsidiaries, including mortgages through Provident Mortgage Corp. (PMC), and mutual funds and annuities through Provident Investment Center (PIC).
     The Corporation recorded significantly improved operating results in 1995, as earnings totaled $18 million or $2.20 per share, a 44% increase over the $12.5 million or $1.72 (adjusted for 5% stock dividend) per share earned in 1994. The growth in net earnings was attributable to an $11.1 million rise in tax-equivalent net interest income and a $4.4 million increase in retail service charges. These increases more than offset a $3.8 million increase in operating expenses. These variances are discussed in more detail beginning on the following pages.


FINANCIAL TRENDS

[The following tables are representative of graphs shown on page 6 of the Annual Report.]


RETURN OF AVERAGE ASSETS                      RETURN ON AVERAGE EQUITY

1991      .19%                                1991          2.61%
1992      .27&                                1992          3.71%
1993      .48%                                1993          6.71%
1994      .66%                                1994          9.16%
1995      .75%                                1995         10.77%



AVERAGE ASSETS (in billions)                  AVERAGE EQUITY (in millions)

1991      $1.52                               1991          $111.1
1992      $1.57                               1992          $113.8
1993      $1.71                               1993          $121.2
1994      $1.90                               1994          $136.8
1995      $2.39                               1995          $167.3



NET INCOME (in millions)                      EARNINGS AND CASH DIVIDENDS PER
                                              SHARE (in dollars)
1991      $ 2.903                             1991      $ .14         $ .45
1992      $ 4.219                             1992      $ .19         $ .62
1993      $ 8.131                             1993      $ .28         $1.17
1994      $12.530                             1994      $ .40         $1.72
1995      $18.025                             1995      $ .58         $2.20
                                                    Cash Dividends   Earnings
                                                      Per Share      Per Share


RESULTS OF OPERATIONS
_____________________

NET INTEREST INCOME

The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits as this presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with the "Analysis of Changes in Net Interest Income" and "Consolidated Average Balances -- Income and Expense and Yields and Rates" on pages 9 and 10.
     Tax-equivalent net interest income for 1995 increased $11.1 million or 15.3% from 1994 as average earning assets grew $480 million over the prior year. Net interest margin dropped by 35 basis points primarily caused by the leveraging through investment security purchases of additional capital raised during the fourth quarter of 1994. These margins are lower than is traditionally earned through the generation of loan balances.
     Provident's interest income increased $45.9 million or 34% during the year primarily due to the growth in average earning assets and a 45 basis point increase in yield. The rise in yield was mainly due to a higher interest rate environment. The increase in average earning assets resulted from a $176 million increase in the loan portfolios and a $321 million increase in the investment portfolio offset in part by a $21 million decrease in mortgage loans held for sale. Consumer loan growth accounted for the majority of the increase in average loans during 1995. The commercial business portfolio also experienced growth. Interest income earned on the loan portfolio increased $21.7 million reflecting higher loan outstandings and a 58 basis point increase in yield. Average investments increased $325 million during the period due to the leveraging described above. The yield on investments and loans held for sale rose 44 basis points and 68 basis points, respectively. Interest lost from non-accruing loans was $302 thousand compared to $384 thousand in 1994.
     Interest expense increased $34.8 million from 1994 resulting in an 87 basis point increase in overall cost of funds and a $441 million growth in average interest bearing liabilities. The rise in cost of funds was caused by the general increase in interest rates during the year for borrowed funds and term deposits. The average rate paid on borrowed funds increased 115 basis points during 1995. This represented a $20.8 million increase in interest expense.
     The increase in average interest bearing liabilities reflects a $271 million rise in borrowed funds and a $169 million increase in interest bearing deposits. Non-interest bearing demand deposit accounts grew by $16 million or 16%.
     Future growth in net interest income will depend upon consumer and commercial loan demand and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 23 for further discussion of the impact of current trends on net interest income in 1995.

ANALYSIS OF CHANGES IN NET INTEREST INCOME


                                                        1995/1994                                          1994/1993
                                     _______________________________________________   _____________________________________________

                                                       VARIANCE DUE TO CHANGE IN                       Variance Due To Change In
                                                      ______________________________                  ______________________________
(in thousands)                         NET INCREASE/   AVERAGE   AVERAGE    AVERAGE    Net Increase/   Average   Average   Average
(tax-equivalent basis)                  (DECREASE)      RATE     VOLUME   RATE/VOLUME   (Decrease)      Rate     Volume  Rate/Volume
====================================================================================================================================

INTEREST INCOME FROM:
Loans:
  Consumer                               $13,371      $ 2,138    $10,616   $   617       $ 5,021      $(1,088)   $ 6,326  $  (217)
  Commercial Business                      4,360        1,500      2,566       294         2,221        1,217        903      101
  Real Estate -- Construction              1,508        1,324        149        35           910        1,378       (362)    (106)
  Real Estate -- Mortgage                  2,446        1,873        546        27        18,151       (1,160)    20,477   (1,166)
Mortgage Loans Held for Sale              (1,044)         542     (1,443)     (143)       (1,488)         109     (1,572)     (25)
Federal Funds Sold and Securities
 Purchased Under Resale Agreements           (18)          --        (18)       --             8            2          5        1
Other Short-Term Investments                 243            1        232        10            17           --         17       --
U.S. Treasury and Government
 Agencies and Corporations                   217           38        177         2          (648)        (281)      (399)      32
Corporate Securities                      (1,414)          --     (1,414)       --        (5,217)       2,131     (5,561)  (1,787)
Mortgage-Backed Securities                17,517        1,869     14,748       900        (2,770)      (1,064)    (1,762)      56
Municipal Securities                         475           22        419        34           268           --        268       --
Other Debt Securities                      8,260           --      8,260        --            --           --         --       --
____________________________________________________________________________________________________________________________________
  Total Interest Income                   45,921        8,202     35,553     2,166        16,473        3,343     12,769      361
____________________________________________________________________________________________________________________________________
INTEREST EXPENSE ON:
Interest-Bearing Demand Deposits             382           46        330         6           604         (156)       829      (69)
Money Market Deposits                        429          687       (218)      (40)         (129)           2       (131)      --
Savings Deposits                          (3,084)      (2,656)      (504)       76          (224)      (1,281)     1,139      (82)
Certificates of Deposit                   15,594        5,024      7,553     3,017           189          (66)       256       (1)
Individual Retirement Accounts               729          567        147        15          (293)        (159)      (138)       4
Short-Term Borrowings                     15,078        3,474      9,106     2,498         2,252        3,156       (694)    (210)
Long-Term Debt                             5,711        1,324      3,716       671         5,871          386      4,341    1,144
____________________________________________________________________________________________________________________________________
  Total Interest Expense                  34,839       14,347     16,643     3,849         8,270        2,126      5,910      234
____________________________________________________________________________________________________________________________________
Net Interest Income                      $11,082      $(6,145)   $18,910   $(1,683)      $ 8,203      $ 1,217    $ 6,859  $   127
====================================================================================================================================

The table above analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. The calculation of rate, volume and rate/volume variances is based upon a procedure established for banks by the
Securities and Exchange Commission. Rate, volume and rate/volume variances presented for each component will not sum to the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.


CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE AND YIELDS AND RATES

Provident Bankshares Corporation and Subsidiaries



                                                          1995                         1994                         1993
                                           _____________________________ _____________________________ _____________________________
(dollars in thousands)                      AVERAGE     YIELD/  INCOME/    Average    Yield/  Income/    Average    Yield/  Income/
(tax-equivalent basis)                      BALANCE      RATE   EXPENSE    Balance     Rate   Expense    Balance     Rate   Balance
====================================================================================================================================
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Consumer                                $  611,956    8.19%  $ 50,145  $  474,869   7.74% $ 36,774   $  395,976   8.02%  $ 31,753
  Commercial Business <F2>                   182,571    9.55     17,434     152,624   8.57    13,074      140,903   7.70     10,853
  Real Estate -- Construction                 62,224   11.45      7,122      60,613   9.26     5,614       65,673   7.16      4,704
  Real Estate -- Mortgage                    526,790    7.78     40,968     519,423   7.42    38,522      259,037   7.86     20,371
                                          __________           ________  __________         ________   __________          ________

    Total Loans <F1>                       1,383,541    8.36    115,669   1,207,529   7.78    93,984      861,589   7.86     67,681
                                          __________           ________  __________         ________   __________          ________

Mortgage Loans Held for Sale                  58,697    7.53      4,420      79,757   6.85     5,464      103,075   6.74      6,952
Interest-Bearing Deposits with Banks              --      --         --          --     --        --           --     --         --
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                --      --         --         565   3.19        18          367   2.72         10
Other Short-Term Investments                   4,742    5.48        260         323   5.26        17           --     --         --
U.S. Treasury and Government
 Agencies and Corporations                    43,751    6.98      3,054      41,182   6.89     2,837       46,514   7.49      3,485
Corporate Securities                              --      --         --      19,961   7.08     1,414      123,692   5.36      6,631
Mortgage-Backed Securities                   689,907    6.98     48,154     465,719   6.58    30,637      491,656   6.79     33,407
Municipal Securities                           8,634    8.61        743       3,371   7.95       268           --     --         --
Other Debt Securities                        109,308    7.56      8,260          --     --        --           --     --         --
                                          __________           ________  __________         ________   __________          ________
  Total Investment Securities <F2> <F3>      851,600    7.07     60,211     530,233   6.63    35,156      661,862   6.58     43,523
                                          __________           ________  __________         ________   __________          ________

Trading Account Securities                        --      --         --          --     --        --       14,188     --         --
                                          __________           ________  __________         ________   __________          ________
  Total Interest-Earning Assets            2,298,580    7.85    180,560   1,818,407   7.40   134,639    1,641,081   7.20    118,166
                                          __________           ________  __________         ________   __________          ________
Less:Allowance for Loan Losses               (20,908)                       (20,770)                      (20,568)
Cash and Due From Banks                       41,120                         35,538                        28,231
Other Assets                                  70,202                         63,225                        57,902
                                          __________                     __________                    __________

Total Assets                              $2,388,994                     $1,896,400                    $1,706,646
                                          ==========                     ==========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand Deposits                           $  121,134    2.36      2,855     106,860   2.31     2,473   $   74,010   2.53      1,869
Money Market Deposits                        116,066    3.63      4,210     123,158   3.07     3,781      127,415   3.07      3,910
Savings Deposits                             575,196    2.51     14,457     592,213   2.96    17,541      556,526   3.19     17,765
Certificates of Deposit                      469,763    6.00     28,173     293,519   4.29    12,579      287,579   4.31     12,390
Individual Retirement Accounts               106,370    6.00      6,384     103,671   5.45     5,655      106,136   5.60      5,948
Short-Term Borrowings                        464,094    5.98     27,741     269,968   4.69    12,663      289,237   3.60     10,411
Long-Term Debt                               230,022    5.67     13,046     152,666   4.80     7,335       38,500   3.80      1,464
                                          __________           ________  __________         ________   __________          ________
  Total Interest-Bearing Liabilities       2,082,645    4.65     96,866   1,642,055   3.78    62,027    1,479,403   3.63     53,757
                                          __________           ________  __________         ________   __________          ________
Noninterest-Bearing Demand Deposits          116,151                        100,191                        88,340
Other Liabilities                             22,866                         17,342                        17,680
Stockholders' Equity                         167,332                        136,812                       121,223
                                          __________                     __________                    __________
Total Liabilities and Stockholders'
 Equity                                   $2,388,994                     $1,896,400                    $1,706,646
                                          ==========                     ==========                    ==========
Net Interest-Earning Assets               $  215,935                     $  176,352                    $  161,678
                                          ==========                     ==========                    ==========
Net Interest Income (tax-equivalent)                             83,694                       72,612                         64,409
Less: Tax-Equivalent Adjustment                                    (754)                        (417)                          (317)
                                                               ________                     ________                       ________
Net Interest Income                                            $ 82,940                     $ 72,195                       $ 64,092
                                                               ========                     ========                       ========
Net Yield on Interest-Earning
 Assets (tax-equivalent)                                3.64%                         3.99%                         3.92%

<F1>  Average loan balances include non-accrual loans.
<F2>  Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1995 and 1994, 38.62% in 1993, 34.50% in 1992 and 38.62% in 1991.
<F3>  Includes all securities in the investment portfolio for 1995 through 1992.

CONSOLIDATED AVERAGE BALANCES, INCOME AND EXPENSE AND YIELDS AND RATES
(continued)

Provident Bankshares Corporation and Subsidiaries

                                                              1992                                   1991
________________________________________________________________________________________________________________________

(dollars in thousands)                            Average    Yield/     Income/       Average       Yield/     Income/
(tax-equivalent basis)                            Balance     Rate      Expense       Balance       Rate       Expense
========================================================================================================================
ASSETS
INTEREST-EARNING ASSETS:
Loans:
  Consumer                                      $  265,114     9.65%    $ 25,585    $  207,018      10.89%    $ 22,548
  Commercial Business <F2>                         132,771     7.97       10,577       159,373       9.16       14,591
  Real Estate  Construction                         81,050     6.73        5,458        93,585       7.62        7,133
  Real Estate  Mortgage                            166,846     8.83       14,729       239,943       9.43       22,619
                                                __________              ________    __________                ________

    Total Loans <F1>                               645,781     8.73       56,349       699,919       9.56       66,891
                                                __________              ________    __________                ________
Mortgage Loans Held for Sale                        35,338     7.30        2,580         2,984       9.38          280
Interest-Bearing Deposits with Banks                    --       --           --         1,297       8.40          109
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                   5,348     3.70          198         3,089       6.15          190
Other Short-Term Investments                         1,371     4.45           61            --         --           --
U.S. Treasury and Government
 Agencies and Corporations                          48,130     7.49        3,603        84,841       8.15        6,915
Corporate Securities                               148,978     6.73       10,027         8,444       7.44          628
Mortgage-Backed Securities                         597,150     7.35       43,904       599,505       8.70       52,127
Municipal Securities                                    --       --           --            --         --           --
Other Debt Securities                                   --       --           --            --         --           --
                                                __________              ________    __________                ________
  Total Investment Securities <F2> <F3>            794,258     7.24       57,534       692,790       8.62       59,670
                                                __________              ________    __________                ________
Trading Account Securities                          30,057       --           --        61,041         --           --
                                                __________              ________    __________                ________
  Total Interest-Earning Assets                  1,512,153     7.72      116,722     1,461,120       8.70      127,140

Less:Allowance for Loan Losses                     (19,171)                            (14,926)
Cash and Due From Banks                             20,170                              20,670
Other Assets                                        57,565                              53,225
                                                __________                          __________
Total Assets                                    $1,570,717                          $1,520,089
                                                ==========                          ==========

LIABILITIES AND STOCKHOLDERS EQUITY
INTEREST-BEARING LIABILITIES:
Demand Deposits                                 $   50,997     3.45        1,757    $   41,933       5.29        2,217
Money Market Deposits                              135,677     3.75        5,093       146,836       5.62        8,246
Savings Deposits                                   503,223     4.09       20,563       426,607       5.04       21,519
Certificates of Deposit                            321,708     5.33       17,152       380,102       7.21       27,397
Individual Retirement Accounts                     106,229     6.46        6,858       105,637       7.62        8,049
Short-Term Borrowings                              246,813     4.23       10,434       225,876       6.49       14,667
Long-Term Debt                                       2,513     7.32          184         3,299       7.70          254
                                                __________              ________    __________                ________
   Total Interest-Bearing Liabilities            1,367,160     4.54       62,041     1,330,290       6.19       82,349
                                                __________              ________    __________                ________

Noninterest-Bearing Demand Deposits                 78,123                              66,745
Other Liabilities                                   11,619                              11,985
Stockholders Equity                                113,815                             111,069
                                                __________                          __________
Total Liabilities and Stockholders'
 Equity                                         $1,570,717                          $1,520,089
                                                ==========                          ==========
Net Interest-Earning Assets                     $  144,993                          $  130,830
                                                ==========                          ==========
Net Interest Income (tax-equivalent)                                      54,681                                44,791
Less: Tax-Equivalent Adjustment                                             (353)                                 (574)
                                                                        ________                              ________
Net Interest Income                                                     $ 54,328                              $ 44,217
                                                                        ========                              ========
Net Yield on Interest-Earning
 Assets (tax-equivalent)                                       3.62%                                 3.07%

<F1>  Average loan balances include non-accrual loans.
<F2>  Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1995 and 1994, 38.62% in 1993, 34.50% in 1992 and 38.62% in 1991.
<F3>  Includes all securities in the investment portfolio for 1995 through 1992.


PROVISION FOR LOAN LOSSES

The provision for loan losses increased $1 million to $1.5 million in 1995. The increase was the result of loan growth in the consumer loan and commercial loan portfolios as total average loans outstanding grew by $176 million. The corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.
     Net charge-offs were $976 thousand in 1995 compared to $58 thousand in 1994. Net charge-offs as a percentage of average loans was .07% in 1995. Non-accrual and past due loans ended the year at $14.1 million, $8.5 million of which is residential mortgage loans. Seventy-three percent of the non-performing residential mortgage loans are guaranteed or insured by government agencies.
     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 18 and 19.

NON-INTEREST INCOME

Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. In 1995, non-interest income also included interest income of $5.8 million derived from federal income tax refunds. This interest income allowed the Corporation to defer planned sales of mortgage servicing rights to future periods and to reposition part of the investment portfolio. Total non-interest income increased 7.2% to $29.2 million. Excluding net securities gains (losses), interest income from federal income tax refund and gains for mortgage servicing rights, non-interest income increased $3.6 million or 18%. The table below presents a comparative analysis of the major components of non-interest income.
     Deposit service charges rose 55% over the prior year due to a 63% or $3.6 million increase in retail demand deposit service fees. Average interest-bearing demand deposits grew $14.3 million or 13% over last year while average noninterest-bearing deposits increased $16 million or 16%. These increases are the result of continued promotion and sales efforts of new retail deposit products developed in 1993.
     Income from mortgage banking activities fell $4.9 million, $4.1 million due to lower gains on the sale of mortgage servicing rights. The remaining decline is due to lower origination fee income as mortgage originations during the year declined $88 million to $417 million. This drop in originations reflects an overall decline in the mortgage industry.
     During 1993, Provident Bank of Maryland started Provident Investment Center with the purpose of offering annuities and mutual funds through an affiliation with a securities broker-dealer. For the year 1995, income associated with these products decreased by $900 thousand to $1.1 million. This decline is believed to be associated with customer preference for certificates of deposit versus annuities as rates for these products were more attractive in 1995.

NON-INTEREST INCOME


(in  thousands)                               1995         1994         1993         1992         1991
=======================================================================================================
Service Charges on Deposit Accounts        $12,590      $ 8,146      $ 5,683      $ 3,738      $ 3,189
Mortgage Banking Activities                  9,053       13,926        9,943        5,308        1,772
Commissions and Fees                         2,101        2,922        1,446          509          543
Trading Account Profits                         --           --          416        1,265        3,526
Credit Card Fees                                --           --          426          939        1,082
Other Loan Fees                                732          667          680          648          782
Interest Income on Tax Refund                5,796           --           --           --           --
Gain on Sale of Credit Card Portfolio           --           --        4,389           --           --
Other Non-Interest Income                    1,704        1,038        1,178        1,469          903
_______________________________________________________________________________________________________
  Subtotal                                  31,976       26,699       24,161       13,876       11,797
Net Securities Gains (Losses)               (2,729)         571        2,951        3,768       16,146
_______________________________________________________________________________________________________
  Total Non-Interest Income                $29,247      $27,270      $27,112      $17,644      $27,943
=======================================================================================================


NON-INTEREST EXPENSE


(in thousands)                                1995         1994         1993         1992         1991
=======================================================================================================
Salaries and Employee Benefits             $43,302      $43,638      $43,444      $30,146      $26,014
Occupancy Expense, Net                       7,685        7,257        6,947        5,784        5,754
Furniture and Equipment                      5,334        4,574        4,053        3,298        3,944
External Processing Fees                     7,553        6,349        4,823        4,735        2,804
Advertising and Promotion                    5,301        4,726        4,371        1,966        1,479
Communication and Postage                    2,692        2,337        1,716        1,433        1,483
Printing and Supplies                        1,837        1,410        1,390          919          926
Regulatory Fees                              1,830        3,038        2,892        2,820        2,563
Professional Services                        1,852        1,884        1,712        2,012        2,132
Other Non-Interest Expense                   5,729        4,073        4,403        4,633        3,679
_______________________________________________________________________________________________________
  Total Non-Interest Expense               $83,115      $79,286      $75,751      $57,746      $50,778
=======================================================================================================


NON-INTEREST EXPENSE

Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities, external data processing and regulatory fees. Provident's non-interest expense of $83.1 million represented a 4.8% increase, compared to a 4.7% increase in 1994.
     Salaries and benefits declined $336 thousand during the year. Compensation and payroll taxes increased $712 thousand while health insurance and pension expense declined $897 thousand and $267 thousand, respectively. The rise in compensation and associated payroll taxes is attributable to merit increases, new supermarket branches and staffing our new Fast'N Friendly Check Cashing centers. The lower pension cost is due to improved investment yield on plan assets. Improved health care claim experience led to the decline in health insurance expense. Full time equivalent employees ended the year at 1,141 compared to 955 for the prior year.
     Occupancy costs grew $428 thousand or 5.9% over last year. Much of this increase is due to additional mortgage and supermarket branches as well as additional space requirements at our headquarters and operations buildings. Total furniture and equipment expense increased $760 thousand due to upgrading of technology in the bank's office automation and branch platform systems.
     External processing increased $1.2 million or 19%, as new branch locations were added. Other expenses increased by $1.8 million mainly associated with settlement of a lawsuit in connection with termination of an acquisition and write-off of personal computer equipment not compatible with a newly installed local area network system. In addition, advertising costs increased $575 thousand or 12% compared to the prior year. This increase was attributable to promotion of retail products.

INCOME TAXES

Provident recorded income tax expense of $9.5 million on pre-tax income of $27.5 million for an effective tax rate of 34.5%. This compares with a 36.3% effective tax rate for 1994. The reduction in the effective tax rate was caused by favorable resolution of state tax issues and the recognition of deferred tax items at a higher rate as the current marginal federal rate is higher than when the items were originally deferred.

FOURTH QUARTER RESULTS

Provident recorded net income of $5.1 million or $.61 per share in the fourth quarter of 1995, an increase of $1.5 million or 41% over the $3.6 million or $.45 per share recorded in the same period last year. The higher earnings are principally due to a 15.4% increase in net interest income and higher non-interest income. Higher operating expenses and loan loss provision partially offset these increases.
     Tax-equivalent net interest income in the fourth quarter rose $3 million to $22.2 million as the net interest margin declined 9 basis points to 3.64% and average earning assets grew $373 million to $2.4 billion. The decrease in the net interest margin primarily reflected a lower interest rate environment as well as the leveraging of additional capital through investment security purchases. This resulted in lower margins than is traditionally earned through the generation of loan balances.

     The Corporation recorded a provision for loan losses of $1.0 million during the quarter to provide for loan growth in the portfolio.
     Non-interest income increased 34 percent to $9.0 million. The increase is derived from fee based services as a result of higher account volumes and higher mortgage banking income. Fee income from retail fees increased $1.4 million and mortgage banking income increased $746 thousand. Mortgage banking income rose because of higher gains from the sale of mortgage servicing rights. Non-interest income was also higher by $493 thousand due to the recognition of interest income from a federal income tax refund.
     Non-interest expense increased $2.2 million to $22.1 million because of higher compensation, advertising and promotion, and external processing expense. Compensation expense was higher due to expenses associated with the decision to outsource our mortgage processing operations and temporary help used to prepare mortgage files for securitization. Advertising increased $462 thousand as a result of promotions of bank products and services during the fourth quarter of 1995. External processing costs rose $459 thousand due to increased account volume. In addition to the above, the Corporation wrote off $336 thousand of fixed assets associated with an upgrade of technology to a local area network.

The following table presents quarterly trend data for 1995 and 1994.

CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS, MARKET PRICES AND DIVIDENDS


                                                          1995                                        1994
                                        ________________________________________     ________________________________________
                                        FOURTH      THIRD     SECOND      FIRST      Fourth     Third     Second      First
(in thousands, except per share data)   QUARTER    QUARTER    QUARTER    QUARTER     Quarter   Quarter    Quarter    Quarter
=============================================================================================================================
Interest Income                         $47,950    $45,802    $44,366    $41,688     $38,686   $33,702    $31,445    $30,389
Interest Expense                         25,991     25,061     23,894     21,920      19,664    15,118     13,781     13,464
_____________________________________________________________________________________________________________________________
Net Interest Income                      21,959     20,741     20,472     19,768      19,022    18,584     17,664     16,925
Provision for Loan Losses                 1,000        300        245         --         500        --         --         --
_____________________________________________________________________________________________________________________________
Net Interest Income After Provision
 for Loan Losses                         20,959     20,441     20,227     19,768      18,522    18,584     17,664     16,925
Non-Interest Income                       9,018      7,680      9,684      5,594       6,199     7,645      6,782      6,073
Net Securities Gains (Losses)                28         19     (2,776)        --         554      (891)       308        600
Non-Interest Expense                     22,050     20,500     20,785     19,780      19,855    19,882     20,140     19,409
_____________________________________________________________________________________________________________________________
Income Before Taxes                       7,955      7,640      6,350      5,582       5,420     5,456      4,614      4,189
Income Tax Expense                        2,855      2,830      1,945      1,872       1,810     2,046      1,709      1,584
_____________________________________________________________________________________________________________________________
Net Income                              $ 5,100    $ 4,810    $ 4,405    $ 3,710     $ 3,610   $ 3,410    $ 2,905    $ 2,605
=============================================================================================================================
Per Share Amounts:
Net Income                              $   .61    $   .58    $   .54    $   .48     $   .45   $   .48    $   .41    $   .38
Market Prices: High                       33.75      31.38      26.38      25.00       21.33     24.05      25.72      22.38
               Low                        29.50      26.75      22.38      22.13       19.77     22.27      20.00      17.63
Cash Dividends Declared                     .16        .15        .14        .13         .11       .10        .10        .09
=============================================================================================================================


FINANCIAL CONDITION
___________________

SOURCE AND USE OF FUNDS

DEPOSITS

The following table presents information concerning the Bank's average deposits and rates for the respective years.

                                          1995                  1994                1993               1992                1991
____________________________________________________________________________________________________________________________________
                                   AVERAGE   AVERAGE     Average   Average    Average  Average   Average  Average   Average  Average
(dollars in thousands)             BALANCE    RATE       Balance    Rate      Balance   Rate     Balance   Rate     Balance   Rate
====================================================================================================================================
Noninterest-Bearing Demand       $  116,151     --%    $  100,191    --%   $   88,340     --%  $   78,123    --%   $   66,745    --%
Interest-Bearing Demand             121,134   2.36        106,860   2.31       74,010   2.53       50,997   3.45       41,933  5.29
Money Market Deposits               116,066   3.63        123,158   3.07      127,415   3.07      135,677   3.75      146,836  5.62
Savings                             575,196   2.51        592,213   2.96      556,526   3.19      503,223   4.09      426,607  5.04
Time:
  Certificates of Deposit           469,763   6.00        293,519   4.29      287,579   4.31      321,708   5.33      380,102  7.21
  Individual Retirement Accounts    106,370   6.00        103,671   5.45      106,136   5.60      106,229   6.46      105,637  7.62
____________________________________________________________________________________________________________________________________
   Total Average Balance/Rate    $1,504,680   3.73%    $1,319,612   3.18%  $1,240,006   3.38%  $1,195,957   4.30%  $1,167,860  5.77%
                                 ==========            ==========          ==========          ==========          ==========
   Total Year-End Balance        $1,569,339            $1,448,577          $1,282,921          $1,215,766          $1,171,539
                                 ==========            ==========          ==========          ==========          ==========


The table below presents information at December 31, 1995, with respect to the maturity of Certificates of Deposit of $100,000 or more.


                                                       Maturities
_________________________________________________________________________________________________
                                             Over Three      Over Six
                             Three Months     Months to       Months to      Over 12
(dollars in thousands)         or Less       Six Months      12 Months       Months       Total
=================================================================================================
Balance                       $11,902         $7,631          $5,305        $15,244      $40,082
Percent of Total                 29.7%          19.0%           13.3%          38.0%       100.0%

DEPOSITS (in billions)

[The following table is representative of the graph shown on the top of page 15 of the Annual Report.]


1991            $1.17
1992            $1.22
1993            $1.28
1994            $1.45
1995            $1.57


A major portion of Provident's funding comes from core deposits which consist of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 44 branch banking locations. At December 31, 1995, core deposits represented 85% of total deposits and 56% of total liabilities. Provident's future funding growth is expected to be generated from deposit growth through strategies outlined below.
     The branch network strategy includes traditional full service branch locations supplemented with supermarket branches. Provident Bank of Maryland as of December 31, 1995, had 34 traditional branch locations and 10 supermarket branches. The Corporation has an agreement with Super Rite Corporation to operate branches in their Metro and Basic supermarkets in the Baltimore Metropolitan area. As of December 31, 1995, Provident operated 10 supermarket branches with 6 more planned for 1996. Provident will selectively look for additional branch opportunities complementary to existing locations when the cost of entry is reasonable. Provident continues to attract increased commercial and retail deposits. Average retail demand deposit balances were up $29.2 million or 20% compared to 1994. During 1995, the Bank opened three Fast'N Friendly Check Cashing centers with the purpose of offering alternative banking services. The Corporation has four new centers planned for 1996.
     The table on page 14 presents the average deposit balances and rates paid for the five years ended December 31, 1995. As this table indicates, Provident has a stable base of consumer savings deposits. During 1995, average deposits grew $185 million or 14% compared to 1994. Demand deposits increased $30.2 million or 14.6%. This growth reflects Provident's emphasis on full banking relationships with its retail and commercial customers. Average time deposits increased $178.9 million or 45%, $130.3 million dollars of which is attributable to brokered deposits. Brokered deposits are utilized as a cheaper source of funds compared to other available sources of borrowed money. Savings and money market deposits declined $24.1 million as customers shifted their funds to higher priced products such as time deposits.

CREDIT RISK MANAGEMENT

Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risk, which is inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.
     Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. These procedures are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staffs are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Credit risk analysis assigns a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests risk assessment and determines the adequacy of the allowance for loan losses.
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 114/118 -- "Accounting by Creditors for Impairment of a Loan" which became effective for the Corporation in 1995. This statement requires creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to the provisions of the SFAS No. 114/118. As of December 31, 1995, the Corporation had $140 thousand in commercial loans which were in non-accrual status and therefore considered to be impaired.

LOANS

The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.


(dollars in thousands)                 1995     %           1994     %           1993     %         1992     %         1991     %
====================================================================================================================================
Consumer                         $  778,467   58.4%   $  484,360   38.1%   $  471,846   41.2%   $340,846   48.0%   $202,900   33.1%
Commercial Business                 205,876   15.5       178,668   14.0       133,773   11.7     139,181   19.6     138,405   22.6
Real Estate -- Construction:
  Residential                        65,868    4.9        49,464    3.9        42,001    3.7      26,903    3.8      38,553    6.3
  Commercial                         12,028     .9         7,792     .6        17,318    1.5      44,085    6.2      54,033    8.8
Real Estate -- Mortgage:
  Residential                       123,037    9.2       417,501   32.8       357,888   31.2      63,854    8.9      88,056   14.3
  Commercial                        147,512   11.1       134,517   10.6       122,388   10.7      95,687   13.5      91,487   14.9
____________________________________________________________________________________________________________________________________
  Total Loans                    $1,332,788  100.0%   $1,272,302  100.0%   $1,145,214  100.0%   $710,556  100.0%   $613,434  100.0%
====================================================================================================================================


LOANS (in billions)

[The following table is representative of the graph shown on the middle of page 16 of the Annual Report.]


1991           $ .61
1992           $ .71
1993           $1.15
1994           $1.27
1995           $1.33


Provident offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in the table above, the mix of loans outstanding has shifted to more consumer orientation over the past five years. Growth in 1995 was experienced in all categories except residential mortgage where $281 million were securitized.
     Provident's residential mortgage lending includes the origination, sale and servicing of fixed and variable rate mortgage loans. Loans are originated through the loan production offices of Provident Mortgage Corp. The first half of 1995 experienced a continued slow down in mortgage origination activity with improved activity during the second half of the year as rates decreased. Originations totaled $417 million in 1995 compared to $505 million in 1994. In 1996, originations are projected to exceed 1995's production as the mortgage environment is expected to be better than 1995. The residential real estate mortgage loan balance at December 31, 1995 was $123 million compared to $417.5 million at the end of the prior year. This decline was the result of securitizing $281 million and transferring these assets to the investment portfolio. The securitization improved liquidity and the risk profile. (See page 22.)
     The servicing of residential mortgage loans may be retained or sold. During 1995, $301 million of servicing was sold contributing $2.5 million to the total mortgage banking revenues. The mortgage servicing portfolio ended the year at $1 billion. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 -- "Accounting for Mortgage Servicing Rights" -- which becomes effective for the Corporation in 1996. This statement requires mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans, and sells or securitizes those loans with servicing retained, to allocate the cost of the mortgage loans to the mortgage servicing rights and the loans. This statement is not expected to have any material affect on the results of the Corporation as it is the intent of the Corporation to sell all mortgage loans and servicing rights shortly after originating each loan.
     Provident offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. Provident's portfolio of acquired loans increased $29 million on average, ending the year at $283.2 million, and is predominately comprised of second mortgages.

     Consumer credit originated by Provident ended the year with a balance of $495.3 million, an increase of 68%. The majority of the increase is the result of a new line of business started during the first quarter of 1995. The Bank makes automobile loans through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. The Bank originated $169 million of auto loans during 1995 through this network. It is the Bank's intention to begin securitizing and selling these loans during 1996 to limit the concentration of this product as well as fund continued demand. Marine loan balances grew $20 million during 1995 totaling $134.7 million at year-end, and were produced primarily through correspondent brokers. Home equity lines of credit increased $11 million during the year and totaled $136.4 million at the end of 1995. The growth in home equity loans is attributable to a competitive line of products that has been well received in the market.
     Provident's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Commercial real estate mortgage loans increased $13 million or 9.7% and commercial construction loans increased $4.2 million or 54%. Residential construction loans increased $16.4 million or 33% to end the year at $65.9 million.
     Provident's commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the central Maryland region. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Outstandings for the commercial loan portfolio were $205.9 million, an increase of $27.2 million from December 31, 1994. Provident has minimal exposure to highly leveraged transactions. HLTs totaled $18.8 million as of year-end, and all are performing in accordance with their contractual terms.

NON-PERFORMING AND PAST DUE LOANS

(as a percentage of period end loans)

[The following table is representative of the graph shown at the top of page 17 of the Annual Report.]


1991                5.05%                              3.17%
1992                2.01%                              2.82%
1993                 .61%                              1.79%
1994                 .57%                              1.64%
1995                1.06%                              1.61%

      Past Due and Non-Performing Loans      Allowance for Loan Losses


Non-performing assets include loans on which interest is no longer accrued, loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection, and real estate and other assets that have been acquired through foreclosure or repossession. Information with respect to non-performing assets and past due loans is presented on page 18 for the years indicated. As shown in the table, total non-performing assets and past due loans increased $7.0 million ending the year at $14.8 million, compared to $7.8 million at December 31, 1994, mainly in the consumer and residential loan portfolios. Non-performing consumer loans increased $3.6 million as a result of a $294 million or 61% growth in the consumer loan portfolio. (See the discussion under LOANS.) Of the $8.5 million in non-performing residential mortgage loans, 73% or $6.2 million are guaranteed or insured by an agency of United States government and no significant loss is anticipated. Non-performing commercial business loans decreased $1 million to $60 thousand despite $27.2 million in loan growth.
     The ratio of total non-performing and past due loans to year-end loans grew to 1.06% from .57% at the end of 1994. Part of the increase is attributable to the securitization of $281 million of mortgage loans, thereby reducing the amount of outstanding loans.
     Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.


                                                       Year Ended
 (in thousands)                                     December 31, 1995
______________________________________________________________________
Gross interest income that would have been
  recorded had such loans been paid in
  accordance with original terms                          $680

Interest income actually recorded                          378


NON-PERFORMING ASSETS AND PAST DUE LOANS


                                                                      December 31,
_______________________________________________________________________________________________________
(dollars in thousands)                              1995       1994       1993        1992         1991
=======================================================================================================
Non-Accrual Loans:
  Consumer                                       $ 4,868     $1,528     $1,284     $ 1,513      $ 2,274
  Commercial Business                                 60      1,096        137       2,887        6,106
  Real Estate -- Construction:
    Residential                                       --         --         --          --        2,904
    Commercial                                        80         --         --       5,817       13,499
  Real Estate -- Mortgage:
    Residential                                    3,470      3,883      2,911         674        1,197
    Commercial                                        --         --         --       2,318        2,125
________________________________________________________________________________________________________
  Total Non-Accrual Loans                          8,478      6,507      4,332      13,209       28,105
________________________________________________________________________________________________________
Renegotiated Commercial Mortgage                      --         --      2,198          --           --
________________________________________________________________________________________________________
Past Due Loans:
  Consumer                                           559        270        121         864        1,663
  Commercial Business                                 --         --         --          --          716
  Real Estate -- Construction:
    Residential                                       --         --         --          --           --
    Commercial                                        --         --         --          --          350
  Real Estate -- Mortgage:
    Residential                                    5,072        424        368         214          114
    Commercial                                        --         --         --          --           --
________________________________________________________________________________________________________
  Total Past Due Loans                             5,631        694        489       1,078        2,843
________________________________________________________________________________________________________
Total Non-Performing and Past Due Loans          $14,109     $7,201     $7,019     $14,287      $30,948
========================================================================================================
Other Non-Performing Assets:
  Consumer                                       $    --     $   --     $   --     $    33      $    47
  Commercial Business                                 --         --         --         400          348
  Real Estate -- Construction:
    Residential                                      526         --        542         337           --
    Commercial                                       150        459         --         340           --
  Real Estate -- Mortgage:
    Residential                                        3        116         66          --          181
    Commercial                                        --         --         --         300        2,700
________________________________________________________________________________________________________
  Total Other Non-Performing Assets              $   679     $  575     $  608     $ 1,410      $ 3,276
========================================================================================================
Total Non-Performing Assets and Past Due Loans   $14,788     $7,776     $7,627     $15,697      $34,224
========================================================================================================
Ratios:
  Total Non-Performing and Past Due
   Loans to Year-End Loans                          1.06%       .57%       .61%       2.01%        5.05%
  Total Non-Performing Assets and
   Past Due Loans to Year-End Assets                 .58        .34        .41         .96         2.21
_________________________________________________________________________________________________________


ALLOWANCE FOR LOAN LOSSES


(dollars in thousands)                   1995             1994              1993          1992            1991
================================================================================================================

Balance at Beginning of Year       $   20,893       $   20,451        $   20,049      $ 19,449        $ 13,800
Provision for Loan Losses               1,545              500             1,516         9,150          20,340
Loans Charged-Off:
  Consumer                              1,562            1,410             2,981         4,713           6,096
  Commercial Business                     312               17               293         4,204           4,070
  Real Estate -- Construction:
    Residential                            33               --                --           700              --
    Commercial                             --               --                --           959           6,243
  Real Estate -- Mortgage:
    Residential                            73               53                15             5              --
    Commercial                             --              565             1,000           321             762
________________________________________________________________________________________________________________
  Total Charge-Offs                     1,980            2,045             4,289        10,902          17,171
________________________________________________________________________________________________________________
Recoveries:
  Consumer                                917            1,225             1,556         1,536           1,956
  Commercial Business                      72              376             1,214           670             298
  Real Estate -- Construction:
    Residential                            --               --                96            16             226
    Commercial                             --              385               277           125              --
  Real Estate -- Mortgage:
    Residential                            13                1                --             5              --
    Commercial                              2               --                32            --              --
_________________________________________________________________________________________________________________
  Total Recoveries                      1,004            1,987             3,175         2,352           2,480
_________________________________________________________________________________________________________________
Net Loans Charged-Off                     976               58             1,114         8,550          14,691
_________________________________________________________________________________________________________________
  Balance at End of Year           $   21,462       $   20,893        $   20,451      $ 20,049        $ 19,449
=================================================================================================================
Balances:
  Loans -- Year-End                $1,332,788       $1,272,302        $1,145,214      $710,556        $613,434
  Loans -- Average                  1,383,541        1,207,529           861,589       645,781         699,919
Ratios:
  Net Loans Charged-Off to
   Average Loans                          .07%              --%              .13%         1.32%           2.10%
_________________________________________________________________________________________________________________


Provident maintains an allowance for loan losses which is available to absorb potential losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience, to all other loans.
     The continued emphasis on loan quality and close monitoring of potential problem credits has resulted in a strong credit portfolio. As a result, the loan loss provision and net charge-offs remained at very acceptable levels throughout 1995.
     Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with Executive Management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, provisions, in the form of charges to operations, are made to bring the allowance up to a level management believes is adequate.
     An analysis of the loan portfolio was performed at December 31, 1995, and expected losses have been provided for in the allowance for loan losses. During 1995 the loan loss allowance increased $569 thousand to $21.5 million at year-end. The allowance as a percentage of total loans decreased from 1.64% to 1.61%, primarily from the growth in loans during the year. The allowance for loan losses as a percentage of non-accrual and past due loans was 152% at December 31, 1995, compared to 290% the prior year. This decrease is attributable to the increase in non-performing and past due loans as discussed on page 17. The portion of the allowance which is allocated to non-performing loans is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

ALLOCATION OF ALLOWANCE FOR LOAN LOSSES


                                                                       December 31,
___________________________________________________________________________________________________________
(dollars in thousands)                             1995        1994        1993        1992         1991
===========================================================================================================
Consumer                                         $ 1,860     $   602     $ 1,600     $ 4,119      $ 3,697
Commercial Business                                1,913       2,199       2,321       1,716        4,254
Real Estate -- Construction:
  Residential                                        984         790         630         364          764
  Commercial                                         199       1,077       1,204       1,697        2,571
Real Estate -- Mortgage:
  Residential                                        519         492         557          64          150
  Commercial                                       1,420       1,433       1,286       1,007        1,087
Unallocated                                       14,567      14,300      12,853      11,082        6,926
___________________________________________________________________________________________________________
  Total Allowance for Loan Losses                $21,462     $20,893     $20,451     $20,049      $19,449
===========================================================================================================
Allowance for Loan Losses to Year-End Loans         1.61%       1.64%       1.79%       2.82%        3.17%
___________________________________________________________________________________________________________


     Provident maintains a loan classification and review system to identify those loans with a higher than normal risk of uncollectibility. Estimated potential losses from internally criticized loans have been provided for in determining the allowance for loan losses.
     The table above reflects the allocation of the allowance for loan losses to the various loan categories as required by the Securities and Exchange Commission. The entire allowance for loan losses is available to absorb losses from any type of loan.


INVESTMENT SECURITIES PORTFOLIO

The following table sets forth information concerning the Bank's investment securities portfolio at December 31.


(dollars in thousands)                      1995       %       1994       %        1993      %       1992      %       1991      %
====================================================================================================================================
Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations            $   13,397    1.2%  $  10,613    1.2%   $  8,679    1.8%  $ 46,971    6.1%  $ 59,655    7.8%
  Corporate Notes                               --     --          --     --          --     --     56,929    7.5    149,090   19.6
  Mortgage-Backed Securities                18,023    1.8     423,992   49.3      20,279    4.3    558,862   73.1    554,227   72.6
  Municipal Securities                          --     --       7,186     .8          --     --         --     --         --     --
____________________________________________________________________________________________________________________________________
   Total Securities Held to Maturity        31,420    3.0     441,791   51.3      28,958    6.1    662,762   86.7    762,972  100.0
____________________________________________________________________________________________________________________________________
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations                27,275    2.6     33,156     3.8      39,783    8.5      4,999     .6         --     --
  Corporate Notes                               --     --       --        --      54,907   11.7     67,243    8.8         --     --
  Mortgage-Backed Securities               902,368   86.0    285,796    33.2     345,677   73.7     29,750    3.9         --     --
  Municipal Securities                      11,981    1.1     --          --          --     --         --     --         --     --
  Other Debt Securities                     76,073    7.3    100,531    11.7          --     --         --     --         --     --
____________________________________________________________________________________________________________________________________
    Total Securities Available
     for sale                            1,017,697    97.0   419,483    48.7     440,367   93.9    101,992   13.3         --     --
____________________________________________________________________________________________________________________________________
   Total Investment
    Securities Portfolio                $1,049,117  100.0%  $861,274   100.0%   $469,325  100.0%  $764,754  100.0%  $762,972  100.0%
====================================================================================================================================
Total Portfolio Yield                          7.0%              6.8%                6.7%              6.9%              7.9%
____________________________________________________________________________________________________________________________________


Provident's investment activities include management of the $1.05 billion investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipals and other debt securities. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.
     During 1995, Provident continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 1995 were to maintain an appropriate level of quality, to insure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employs off balance sheet and on balance sheet strategies. Total investment securities increased $188 million during 1995 as a result of securitizing $281 million of first mortgage loans while leveraging additional capital raised through the Corporation's dividend reinvestment plan. This increase was offset by funding needs for loan growth.
     The Corporation applies the provisions of Statement of Financial Accounting Standards No. 115 which requires investment securities to be segregated into three categories: 1) held to maturity, 2) trading, and 3) available for sale. Based on the provisions of the standard, all securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is shown as a change in shareholders' equity. Trading securities must be measured at fair value and changes included in income for the period. Securities designated as held to maturity are carried at amortized cost. During 1995, the Financial Accounting Standards Board issued a special report on SFAS No. 115, which provided an opportunity to reclassify securities among trading account securities, securities available for sale and securities held to maturity. The permitted reclassification resulting from this one-time assessment does not call into question the intent of the Corporation's future investment classifications. On December 31, 1995, the Corporation transferred $400 million of securities from Held to Maturity to Securities Available for Sale. This transfer was the result of management's intention to maximize its flexibility to take advantage of future business opportunities. These securities were transferred at fair value and the respective holding gains/losses were recognized as a separate component of stockholder's equity. As of December 31, 1995, $1.02 billion of the Corporation's $1.05 billion investment securities portfolio was classified as available for sale. At December 31, 1995, the available for sale portfolio included net unrealized gains of approximately $11.1 million, compared to net unrealized losses of $5.1 million at December 31, 1994.
     In addition to unrealized gains and losses, Provident realized $836 thousand in gains and $3.5 million in losses from the sale of securities from the available for sale portfolio in 1995. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both credit quality and interest sensitivity.
     As of December 31, 1995, the Corporation had no investments classified as trading securities.

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
___________________________________________

MATURITIES OF INVESTMENT SECURITIES PORTFOLIO

The following table presents the maturities of the Bank's investment securities portfolio at December 31, 1995.

                                                                                                         Unrealized
                                     In One Year     After One Year    After Five Years      Over           Gain
                                       or Less     Through Five Years Through Ten Years    Ten Years       (Loss)
____________________________________________________________________________________________________________________________________
(dollars in thousands)              Amount  Yield   Amount     Yield   Amount     Yield  Amount   Yield    Amount       Total  Yield
====================================================================================================================================
SECURITIES HELD TO MATURITY
  U.S. Treasury and Government
   Agencies and Corporations       $     --    --%  $     --      --%  $     --     --%  $ 13,397  7.3%  $    --     $  13,397  7.3%
  Corporate Notes                        --    --         --      --         --     --         --   --        --            --   --
  Mortgage-Backed Securities             --    --     10,082     6.0      7,941    6.5         --   --        --        18,023  6.2
  Municipal Securities                   --    --         --      --         --     --         --   --        --            --   --
____________________________________________________________________________________________________________________________________
Total Securities Held to Maturity        --    --     10,082     6.0      7,941    6.5     13,397  7.3        --        31,420  6.7
____________________________________________________________________________________________________________________________________
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
   Agencies and Corporations             --    --     27,211     8.5         --     --         --   --        64        27,275  8.5
  Municipal Securities                   --    --        452     8.9      6,902    8.4      4,198  8.5       429        11,981  8.4
  Mortgage-Backed Securities        177,628   6.9    435,590     6.9    194,639    6.9     83,891  6.9    10,620       902,368  6.9
  Other Debt Securities                  --    --     11,658     8.1     17,750    8.0     46,722  7.6       (57)       76,073  7.8
____________________________________________________________________________________________________________________________________
Total Securities Available
 for Sale                           177,628   6.9    474,911     8.4    219,291    7.7    134,811  6.9    11,056     1,017,697  7.0
____________________________________________________________________________________________________________________________________
    Total Investment
     Securities Portfolio          $177,628   6.9%  $484,993     7.9%  $227,232    7.1%  $148,208  6.9%  $11,056    $1,049,117  7.0%
====================================================================================================================================


LIQUIDITY

An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, maturities of investment securities and money market investments, asset sales, borrowings and interest received.
     Provident's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The Committee continually monitors the amount and source of available liquidity, the time required to obtain it and its cost. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.
     The primary sources of liquidity at December 31, 1995, were loans held for sale, securities available for sale and held to maturity securities maturing within one year, which totaled $1.10 billion. This represents 46% of total liabilities compared to 24% at December 31, 1994. Maturities of investment securities, as the table above indicates, is expected to generate $178 million in funds in 1996 and $663 million, or 63%, of the portfolio within the next five years. Another source of liquidity is scheduled loan repayments within one year, which totaled $465 million or 35% of loans as the table on page 23 indicates.
     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $1.3 billion, or 56%, of total liabilities.
     An important element in liquidity management is the availability of borrowed funds. At December 31, 1995, short-term borrowings totaled $518 million, or 22%, of liabilities in contrast to $479 million, or 22%, of liabilities at December 31, 1994. This increase was used to fund growth in earning assets. The average maturity of short-term borrowings at the end of the current year was 2 months. These borrowings are fully collateralized by US government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $268 million as of December 31, 1995. It is anticipated that Provident will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank.

LOAN MATURITIES AND RATE SENSITIVITY

The following table presents loan maturities and sensitivity at December 31, 1995.


                                                After One Year
                                 In One Year       Through        After Five
(dollars in thousands)             or Less        Five Years        Years           Total       Percent
========================================================================================================

  Consumer                         $289,820        $282,902        $205,745      $  778,467       58.4%
  Commercial Business                38,335         143,732          23,809         205,876       15.5
  Real Estate -- Construction:
    Residential                      49,685          16,183              --          65,868        4.9
    Commercial                        3,882           4,342           3,804          12,028         .9
  Real Estate -- Mortgage:
    Residential                      55,795           6,430          60,812         123,037        9.2
    Commercial                       27,249          70,087          50,176         147,512       11.1
________________________________________________________________________________________________________
    Total Loans                    $464,766        $523,676        $344,346      $1,332,788      100.0%
========================================================================================================
Rate Sensitivity:
  Fixed Rate                       $100,009        $344,737        $291,177      $  735,923       55.2%
  Variable or Adjustable Rate       364,757         178,939          53,169         596,865       44.8
________________________________________________________________________________________________________
    Total Loans                    $464,766        $523,676        $344,346      $1,332,788      100.0%
========================================================================================================


INTEREST SENSITIVITY MANAGEMENT

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations which arise due to changes in the level and directions of interest rates. Management's objective is to minimize this risk.
     Measuring and managing interest rate risk is a dynamic process which is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of Provident's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and off-balance sheet derivatives.
     Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twelve month horizon under a variety of interest rate scenarios.
     As of December 31, 1995, Provident's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $370 million or 14% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible increases in interest rates. In 1995 these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with straight forward interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off balance strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a rising rate environment. During 1995, off-balance sheet strategies had the effect of lowering interest income by $1.9 million and decreasing interest expense by $2.8 million. The current forward yield curve indicates that short-term rates will decrease by 75 basis points and long term rates are expected to decline 15 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its December 31, 1995 off-balance sheet positions and the current forward yield curve assumptions become reality, off-balance sheet positions will decrease net interest income by $1.6 million for the year 1996.

STOCKHOLDERS' EQUITY

It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, Provident continues to maintain a strong capital position. At December 31, 1995, total stockholders' equity was $184 million, a $34 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital was raised through the dividend reinvestment plan of $3.3 million and capital increased by $15.3 million during 1995 as a result of appreciation in securities classified as available for sale. During the second quarter of 1995, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.
     Provident exceeds all regulatory capital requirements as of December 31, 1995. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments for available for sale securities. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. Provident's core capital is equal to its common stock, capital surplus and retained earnings less treasury stock. The calculation of Provident's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1995, Provident's total capital ratio was 10.57% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Provident's Tier 1 Capital ratio was 9.43%. This ratio declined from 1994 as a result of significant favorable loan growth.
     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Provident's leverage ratio of 7.08% at December 31, 1995, was well in excess of this requirement.

CAPITAL COMPONENTS AND RATIOS


                                            December 31,
________________________________________________________________
(dollars in thousands)                  1995           1994
================================================================
QUALIFYING CAPITAL
Tier I Capital                     $  177,499      $  158,683
Total Capital                         198,961         177,804
Risk-Adjusted Ratio Assets          1,882,559       1,527,865
Leverage Ratio Assets               2,505,608       2,131,203

RATIOS
Leverage Capital                         7.08%           7.45%
Tier I Capital                           9.43           10.39
Total Capital                           10.57           11.64


FINANCIAL REVIEW 1994/1993
__________________________

For the year ended December 31, 1994, Provident recorded net income of $12.5 million or $1.72 per share on a fully diluted basis, compared to $8.1 million or $1.17 per share reported in 1993. The per share amounts have been adjusted for a 5% stock dividend issued in 1995. This improvement in earnings was attributable to an $8.2 million rise in tax equivalent net interest income and a reduction of $1.0 million in the provision for loan losses. In addition, non-interest income, net of securities gains and the 1993 sale of the credit card portfolio, increased 35% or $6.9 million. These increases more than offset a $3.5 million increase in operating expense.
     Net interest income on a tax-equivalent basis for 1994 increased $8.2 million or 13% from 1993, the result of a 7 basis point increase in net interest margin and a $177 million increase in average interest earning assets. The increase in net interest margin was primarily a function of deposit rate increases lagging behind the changes in prime rate as well as an $11.9 million increase in non-interest-bearing liabilities.
     The provision for loan losses was $500 thousand in 1994 compared with $1.5 million in 1993. This decrease was the result of continued emphasis on quality underwriting and aggressive management of prior charge-offs and potential problem loans during the year.
     Non-interest income increased $158 thousand to $27.3 million in 1994. Excluding net securities gains and the 1993 sale of the credit card portfolio, non-interest income increased $6.9 million or 35%. Deposit service charges rose 43% over the prior year due to a 62% or $2.3 million increase in retail demand deposit service fees. Income from mortgage banking activities rose $4.0 million or 40% due mainly to a $6.5 million increase from the sales of mortgage servicing rights offset in part by a decline of $1.5 million in origination fee income. Income from sales of annuities and mutual funds through an affiliation with a securities broker-dealer increased $1.2 million to $2.0 million for 1994. Trading account profits decreased $416 thousand as there was no trading activity during 1994.
     Provident's non-interest expense rose 4.7% in 1994 over 1993. The 1993 operating expenses included $2 million in costs for the employee stock ownership plan (ESOP), most of which was related to the early payoff of the ESOP indebtedness. Net of the charges, 1994 operating expenses increased $5.6 million or 7.5%. Salaries and benefits net of the ESOP charges rose $2.2 million or 5.4% during the year. Compensation and payroll taxes account for $1.6 million of the increase and pension expense rose $542 thousand. Occupancy costs grew $310 thousand or 4.5% over 1993. The decision to close one branch accounted for $681 thousand of the expenses in 1993. Net of this charge, occupancy expenses increased $991 thousand or 15.8% caused mainly by the opening of additional mortgage and supermarket branches. Advertising costs increased $355 thousand or 8.1% largely due to promotion of new as well as existing consumer loan products.
     Provident recorded an income tax expense of $7.1 million in 1994 based on pre-tax income of $19.7 million, which represented an effective tax rate of 36.3%. This compares with a 36.2% effective tax rate for 1993.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                                                Year Ended December 31,
________________________________________________________________________________________________________________
(in thousands, except per share data)                                     1995           1994             1993
================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                            $118,745       $ 98,464         $ 73,576
Interest on Investment Securities                                       59,188         34,888           43,523
Tax-Advantaged Interest                                                  1,613            835              740
Interest on Short-Term Investments                                         260             35               10
________________________________________________________________________________________________________________
    TOTAL INTEREST INCOME                                              179,806        134,222          117,849
________________________________________________________________________________________________________________

INTEREST EXPENSE
Interest on Deposits                                                    56,079         42,029           41,882
Interest on Short-Term Borrowings                                       27,741         12,663           10,411
Interest on Long-Term Debt                                              13,046          7,335            1,464
________________________________________________________________________________________________________________
    TOTAL INTEREST EXPENSE                                              96,866         62,027           53,757
________________________________________________________________________________________________________________
  NET INTEREST INCOME                                                   82,940         72,195           64,092
Less: Provision for Loan Losses                                          1,545            500            1,516
________________________________________________________________________________________________________________
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   81,395         71,695           62,576
________________________________________________________________________________________________________________

NON-INTEREST INCOME
Service Charges on Deposit Accounts                                     12,590          8,146            5,683
Mortgage Banking Activities                                              9,053         13,926            9,943
Commissions and Fees                                                     2,101          2,922            1,446
Trading Account Profits                                                     --             --              416
Net Securities Gains (Losses)                                           (2,729)           571            2,951
Other Non-Interest Income                                                8,232          1,705            6,673
________________________________________________________________________________________________________________
    TOTAL NON-INTEREST INCOME                                           29,247         27,270           27,112
________________________________________________________________________________________________________________
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                          43,302         43,638           43,444
Occupancy Expense, Net                                                   7,685          7,257            6,947
Furniture and Equipment Expense                                          5,334          4,574            4,053
External Processing Fees                                                 7,553          6,349            4,823
Other Non-Interest Expense                                              19,241         17,468           16,484
________________________________________________________________________________________________________________
    TOTAL NON-INTEREST EXPENSE                                          83,115         79,286           75,751
________________________________________________________________________________________________________________
INCOME BEFORE TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE                                               27,527         19,679           13,937
Income Tax Expense                                                       9,502          7,149            5,073
________________________________________________________________________________________________________________
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       18,025         12,530            8,864
Cumulative Effect of Change in Accounting for Purchased
  Mortgage Servicing Rights                                                 --             --              733
________________________________________________________________________________________________________________
NET INCOME                                                            $ 18,025       $ 12,530         $  8,131
================================================================================================================
PER SHARE AMOUNTS:
Income Before Cumulative Effect of Change in Accounting Principle     $   2.20       $   1.72         $   1.28
Cumulative Effect of Change in Accounting for Purchased
  Mortgage Servicing Rights                                                 --             --              .10
________________________________________________________________________________________________________________
Net Income -- Primary                                                 $   2.20       $   1.72         $   1.18
________________________________________________________________________________________________________________
Net Income -- Fully Diluted                                           $   2.20       $   1.72         $   1.17
================================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                                 December 31,
_______________________________________________________________________________________________________
(dollars in thousands)                                                      1995                1994
=======================================================================================================
ASSETS
Cash and Due From Banks                                               $   49,891          $   43,632
Short-Term Investments                                                     2,710               3,742
Mortgage Loans Held for Sale                                              86,326              45,546
Securities Available for Sale                                          1,017,697             419,483
Securities Held to Maturity                                               31,420             441,791
Loans:
  Consumer                                                               778,467             484,360
  Commercial Business                                                    205,876             178,668
  Real Estate -- Construction                                             77,896              57,256
  Real Estate -- Mortgage                                                270,549             552,018
_______________________________________________________________________________________________________
    Total Loans                                                        1,332,788           1,272,302
Less: Allowance for Loan Losses                                           21,462              20,893
_______________________________________________________________________________________________________
    Net Loans                                                          1,311,326           1,251,409
_______________________________________________________________________________________________________
Premises and Equipment, Net                                               33,059              29,579
Accrued Interest Receivable                                               16,778              14,601
Other Assets                                                              13,754              33,979
_______________________________________________________________________________________________________
TOTAL ASSETS                                                          $2,562,961          $2,283,762
=======================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                                 $  132,479          $  105,195
  Interest-Bearing                                                     1,436,860           1,343,382
_______________________________________________________________________________________________________
    TOTAL DEPOSITS                                                     1,569,339           1,448,577
_______________________________________________________________________________________________________
Short-Term Borrowings                                                    517,641             479,250
Long-Term Debt                                                           267,865             187,200
Other Liabilities                                                         23,708              18,413
_______________________________________________________________________________________________________
  TOTAL LIABILITIES                                                    2,378,553           2,133,440
_______________________________________________________________________________________________________
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
 Issued 1995 - 8,125,403 Shares; 1994 - 7,513,907 Shares                   8,125               7,514
Capital Surplus                                                           78,951              66,220
Retained Earnings                                                         93,031              87,577
Unrealized Gain (Loss) on Debt Securities                                  6,791              (8,499)
Treasury Stock at Cost (1995 and 1994 - 228,066  Shares)                  (2,490)             (2,490)
_______________________________________________________________________________________________________
   TOTAL STOCKHOLDERS' EQUITY                                            184,408             150,322
_______________________________________________________________________________________________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $2,562,961          $2,283,762
=======================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
Provident Bankshares Corporation and Subsidiaries


                                                                     Guarantee of              Unrealized     Treasury    Total
                                                 Common    Capital      ESOP       Retained  Gain (Loss) on     Stock  Stockholders'
(dollars in thousands, except per share data)     Stock    Surplus   Indebtedness  Earnings  Debt Securities   at Cost    Equity
====================================================================================================================================
Balance at January 1, 1993                       $6,361    $43,086     $(2,218)    $71,478      $     --      $(2,490)    $116,217
  Net Income -- 1993                                 --         --          --       8,131            --           --        8,131
  Dividends Declared ($.28 per share)                --         --          --      (1,798)           --           --       (1,798)
  Exercise of Stock Options (103,127 shares)        104      1,104          --          --            --           --        1,208
  ESOP Indebtedness Serviced in 1993                 --         --       2,218          --            --           --        2,218
  Unrealized Gain on Debt Securities                 --         --          --          --         7,969           --        7,969
____________________________________________________________________________________________________________________________________
Balance at December 31, 1993                      6,465     44,190          --      77,811         7,969       (2,490)     133,945
  Net Income -- 1994                                 --         --                  12,530            --           --       12,530
  Dividends Declared ($.40 per share)                --         --          --      (2,764)           --           --       (2,764)
  Private Offering of Common
   Stock (650,000 shares)                           650     13,410          --          --            --           --       14,060
  Exercise of Stock Options (25,018 shares)          25        377          --          --            --           --          402
  Common Stock Issued under Dividend
   Reinvestment Plan (374,290 shares)               374      8,243          --          --            --           --        8,617
  Unrealized Loss on Debt Securities                 --         --          --          --       (16,468)          --      (16,468)
____________________________________________________________________________________________________________________________________
Balance at December 31, 1994                      7,514     66,220          --      87,577        (8,499)      (2,490)     150,322
  NET INCOME -- 1995                                 --         --          --      18,025            --           --       18,025
  DIVIDENDS DECLARED ($.58 PER SHARE)                --         --          --      (4,293)           --           --       (4,293)
  ADJUSTMENT FOR PRIVATE OFFERING                    --        114          --          --            --           --          114
  EXERCISE OF STOCK OPTIONS (114,445 SHARES)        114      1,576          --          --            --           --        1,690
  COMMON STOCK ISSUED UNDER
   DIVIDEND REINVESTMENT PLAN (127,074 SHARES)      127      3,133          --          --            --           --        3,260
  UNREALIZED GAIN ON DEBT SECURITIES                 --         --          --          --        15,290           --       15,290
  STOCK DIVIDEND (369,977 SHARES)                   370      7,908          --      (8,278)           --           --           --
____________________________________________________________________________________________________________________________________
BALANCE AT DECEMBER 31, 1995                     $8,125    $78,951     $    --     $93,031      $  6,791      $(2,490)    $184,408
====================================================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries


                                                                                      Year Ended December 31,
______________________________________________________________________________________________________________________
(in thousands)                                                                    1995          1994            1993
======================================================================================================================
OPERATING ACTIVITIES:
 Net Income                                                                  $  18,025     $  12,530       $   8,131
 Adjustments to Reconcile Net Income to Net Cash Provided (Used)
  by Operating Activities:
    Depreciation and Amortization                                                5,410         4,418           5,063
    Provision for Loan Losses                                                    1,545           500           1,516
    Provision for Deferred Income Tax (Benefit)                                  8,068         2,682            (685)
    Realized Net Securities (Gains) Losses                                       2,729          (571)         (2,951)
    Proceeds from Trading Account Activities                                        --            --          95,617
    Purchases of Trading Account Securities                                         --            --         (95,201)
    Trading Account Profits                                                         --            --            (416)
    Gain on Sale of Credit Card Portfolio                                           --            --          (4,389)
    Mortgage Loans Originated or Acquired and Held for Sale                   (383,657)     (411,870)       (484,869)
    Proceeds from Sales of Mortgage Loans                                      343,172       523,975         420,633
    Gains on Sales of Mortgage Loans                                              (295)         (655)         (2,014)
    Cumulative Effect of Change in Accounting for
     Purchase Mortgage Servicing Rights                                             --            --             733
    Other Operating Activities                                                   3,937       (17,311)            871
______________________________________________________________________________________________________________________
  Total Adjustments                                                            (19,091)      101,168         (66,092)
______________________________________________________________________________________________________________________
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                (1,066)      113,698         (57,961)
______________________________________________________________________________________________________________________
INVESTING ACTIVITIES:
  Principal Collections and Maturities of Securities Available for Sale         99,713        87,067         387,455
  Principal Collections and Maturities of Securities Held to Maturity           56,112         4,667              --
  Proceeds on Sales of Securities Available for Sale                           203,026       201,918         346,432
  Purchases of Securities Held to Maturity                                     (22,249)     (157,544)       (422,323)
  Purchases of Securities Available for Sale                                  (221,347)     (554,525)             --
  Sale of Credit Card Receivables Held for Investment                               --            --          22,776
  Loan Originations and Purchases Less Principal Collections                  (341,448)     (126,451)       (453,643)
  Purchases of Premises and Equipment                                           (8,103)       (6,306)         (6,443)
______________________________________________________________________________________________________________________
NET CASH USED BY INVESTING ACTIVITIES                                         (234,296)     (551,174)       (125,746)
______________________________________________________________________________________________________________________
FINANCING ACTIVITIES:
  Net Increase in Deposits                                                     120,762       165,656          67,155
  Net Increase in Short-Term Borrowings                                         38,391       172,671          23,889
  Proceeds from Long-Term Debt                                                  95,750        83,700         103,500
  Payments and Maturities of Long-Term Debt                                    (15,085)           --              --
  Issuance of Common Stock                                                       5,064        23,079           1,208
  Cash Dividends on Common Stock                                                (4,293)       (2,764)         (1,798)
______________________________________________________________________________________________________________________
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      240,589       442,342         193,954
______________________________________________________________________________________________________________________
INCREASE IN CASH AND CASH EQUIVALENTS                                            5,227         4,866          10,247
  Cash and Cash Equivalents at Beginning of Year                                47,374        42,508          32,261
______________________________________________________________________________________________________________________
CASH AND CASH EQUIVALENTS AT END OF YEAR                                     $  52,601     $  47,374       $  42,508
======================================================================================================================

SUPPLEMENTAL DISCLOSURES
______________________________________________________________________________________________________________________
Transfer of Securities Held to Maturity to Securities Available for Sale     $ 385,221     $      --       $      --
Transfer of Securities Available for Sale to Securities Held to Maturity            --       268,671              --
Mortgage Loans Securitized in Investment Portfolio                             281,246            --              --
Interest Paid, Net of Amount Capitalized                                        55,621        21,796          15,788
Income Taxes Paid (Received)                                                    (2,860)        4,285           4,930
Reduction in ESOP Note Guarantee                                                    --            --           2,218
Stock Dividend                                                                   8,278            --              --

The accompanying notes are an integral part of these statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provident Bankshares Corporation and Subsidiaries

NOTE 1 -- SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

The following summary of significant accounting policies of Provident Bankshares Corporation and its subsidiaries (the "Corporation") is presented to assist the reader in understanding the financial and other data presented in this report.
     The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry. Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform with the presentation used for the current year.

CONSOLIDATION POLICIES

The Consolidated Financial Statements include the accounts of Provident Bankshares Corporation and its wholly owned subsidiary, Provident Bank of Maryland (the "Bank") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT SECURITIES

The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") effective December 31, 1993. Under SFAS No. 115, the Corporation divides the investment portfolio among three categories: securities held to maturity, securities available for sale and trading account securities (refer to section below, "Trading Account Securities"). Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are securities the Corporation does not have the intent and ability to hold to maturity nor does it intend to trade actively as part of any trading account activity. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as unrealized gain (loss) on debt securities which is reflected net of applicable taxes, and therefore, have had no effect on the reported earnings of the Corporation. Prior to December 31, 1993, securities available for sale (previously noted as Securities Held for Sale) were carried at the lower of aggregate cost or market value. This classification did not result in any charges to operations during its application.
     Gains and losses from sales of securities available for sale are recognized by the specific identification method.

TRADING ACCOUNT SECURITIES

Trading account securities are carried at market value. Realized and unrealized gains and losses are included in trading account profits.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. It is the policy of management to discontinue the accrual of interest and reverse previously accrued but unpaid interest when the quality of the credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected or when it is 90 days past due unless it is well secured and in the process of collection.
     The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 114/118 "Accounting by Creditors for Impairment of a Loan ("SFAS No. 114/118") on January 1, 1995. Under SFAS No. 114/118, the Corporation considers a loan impaired when, based on available information, it is probable that the Corporation will be unable to collect principal and interest when due in accordance with the contractual terms of the loan agreement. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective interest rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgage and consumer loans which are evaluated collectively for impairment. The allowance for loan losses includes reserves for these loans. Collections of interest and principal on loans in nonaccrual status and considered impaired are generally applied as a reduction to the outstanding principal. Once future collectibility has been established, interest income may be recognized on a cash basis.
     The Corporation defers and amortizes loan origination fees and related costs over the life of the loan using the interest method. Net amortization of fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income.

     The Corporation's allowance for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to maintain an allowance adequate to absorb potential losses on loans outstanding. The level of the allowance is based on an evaluation of the risk characteristics of the loan portfolio and considers such factors as past and expected future loan loss experience, the financial condition of the borrower, current economic conditions and other relevant factors.
     Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses. The adoption of SFAS No. 114/118 has not resulted in any additional provision for loan losses for the year ended December 31, 1995.

PREMISES AND EQUIPMENT

Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the lives of the related leases, if shorter.

STOCKHOLDERS' EQUITY

During 1995, the Corporation declared a five percent stock dividend on the Corporation's common stock to stockholders of record on May 1, 1995, payable on May 12, 1995. The stock dividend resulted in the distribution of 369,977 common shares with a par value of $1.00 per share. Accordingly, $370 thousand and $7.9 million was transferred from retained earnings to common stock and capital surplus, respectively. Earnings and dividends per share amounts and stock option data in the financial statements and accompanying notes have been restated to reflect the impact of the stock dividend.

INCOME TAXES

The Corporation uses the liability method to determine deferred tax amounts and the related income tax expense or benefit. Using this method, deferred taxes are calculated by applying enacted statutory tax rates to temporary differences consisting of items of income and expense that are accounted for in financial reporting periods which differ from income tax reporting periods. The resultant deferred tax assets and liabilities represent future taxes to be recovered or remitted when the related assets and liabilities are recovered or settled. The deferred tax assets are reduced by a valuation allowance for that portion of the tax deferred assets which are unlikely to be realized.

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy, (See Note 12). The Corporation does not hold or issue derivative financial instruments for trading purposes. The derivative products used are interest rate swaps and caps or floors, used separately or in combination to suit the hedge objective and are classified as hedges. To qualify as a hedge, 1) the asset or liability to be hedged exposes the Corporation to interest rate risk, 2) the derivatives act to move the Corporation to a rate insensitive position should interest rates change, and 3) the derivative is designed and is effective as a hedge of a balance sheet item.
     Interest rate swaps are agreements between two parties which agree to exchange fixed and floating rates on a notional principal amount without the actual exchange of principal for a specified period of time. The notional amounts are not reflected on the Consolidated Statement of Condition because they are merely a unit of measure to determine the effect of the swap. Income and expense on interest rate swaps associated with designated balance sheet items is recognized using the accrual method over the life of the agreement(s) as an adjustment to the income or expense on the designated balance sheet item. Premiums associated with interest rate floor/cap/corridor arrangements are reflected in the Consolidated Statement of Condition and amortized over their life using the straight-line method and included as an adjustment to interest income/expense associated with the balance sheet item. Payments due to or from counterparties under these agreements are accrued as an adjustment to interest income or expense associated with the designated balance sheet item.
     The Corporation continually monitors each derivative position to ensure the proper relationship between the designated balance sheet item hedged and the derivative position. Any significant divergence between this relationship which results in interest income or expense exceeding projected parameters results in the hedge being marked-to-market with the resultant gain or loss included in earnings. Terminated derivative positions with the designated assets or liabilities retained have the resulting gain or loss deferred and amortized over the estimated remaining life of the hedge.
     Interest rate swaps used to hedge available for sale debt securities have their fair value included in stockholders' equity which is consistent with the fair value treatment of the available for sale securities. Interest accruals associated with the swap are included as an adjustment to interest income on the associated securities. Derivative products terminated prior to the sale of the related security have the respective gain or loss amortized over the life of the swap as long as the Corporation retains the security. Upon sale of the security, the deferred gain or loss on the derivative is reflected in income at the time of sale.
     Derivatives associated with liquidated hedged assets or liabilities are marked-to-market and have subsequent changes in their fair value reflected in earnings as the derivative is considered speculative in nature.

PENSION PLAN

The Corporation has a defined benefit pension plan which covers substantially all employees. The cost of this noncontributory pension plan was computed and accrued using the projected unit credit method.
     Prior service cost is amortized on a straight-line method over the average remaining service period of employees expected to receive benefits under the plan.

EARNINGS PER SHARE

Primary and fully diluted net income per common share are based upon the weighted average number of common shares outstanding and common stock equivalents for each year, as applicable.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

NOTE 2 -- RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $16.5 million and $14.2 million during the years ended December 31, 1995 and 1994, respectively.
     In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 1995 and 1994, the Corporation maintained average compensating balances of approximately $2.4 million and $2.1 million, respectively. In addition, the Corporation paid fees totaling $317 thousand in 1995 and $285 thousand in 1994 in lieu of maintaining compensating balances.

NOTE 3 -- INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio at December 31 were as follows:


                                                             1995                                           1994
                                        ______________________________________________  ____________________________________________

                                                      GROSS       GROSS                              Gross        Gross
                                        AMORTIZED   UNREALIZED  UNREALIZED      MARKET  Amortized  Unrealized  Unrealized    Market
(in thousands)                             COST       GAINS       LOSSES        VALUE      Cost      Gains       Losses       Value
====================================================================================================================================
SECURITIES HELD TO MATURITY
 U.S. Treasury and Government
  Agencies and Corporations             $   13,397     $   34    $    --    $   13,431   $ 10,613   $   19       $    --    $ 10,632
Mortgage-Backed Securities                  18,023         --        436        17,587    423,992      397        13,055     411,334
Municipal Securities                            --         --         --            --      7,186        2           474       6,714
____________________________________________________________________________________________________________________________________
  Total Securities Held to Maturity         31,420         34        436        31,018    441,791      418        13,529     428,680
____________________________________________________________________________________________________________________________________
SECURITIES AVAILABLE FOR SALE
 U.S. Treasury and Government
  Agencies and Corporations                 27,211        819        755        27,275     33,658      462           964      33,156
 Mortgage-Backed Securities                891,748     13,519      2,899       902,368    290,298    1,024         5,526     285,796
 Municipal Securities                       11,552        433          4        11,981         --       --            --          --
 Other Debt Securities                      76,130      1,392      1,449        76,073    100,672       15           156     100,531
____________________________________________________________________________________________________________________________________
  Total Securities Available
   for Sale                              1,006,641     16,163      5,107     1,017,697    424,628    1,501         6,646     419,483
____________________________________________________________________________________________________________________________________
Total Investment Portfolio              $1,038,061    $16,197    $ 5,543    $1,048,715   $866,419   $1,919       $20,175    $848,163
====================================================================================================================================


     The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 1995 and 1994, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.


                                                        1995                              1994
                                           _____________________________      ____________________________

                                             AMORTIZED         MARKET          Amortized         Market
(in thousands)                                 COST            VALUE             Cost            Value
==========================================================================================================
SECURITIES HELD TO MATURITY
  In One Year or Less                      $       --       $       --         $     --        $     --
  After One Year Through Five Years                --               --              155             153
  After Five Years Through Ten Years               --               --            3,833           3,675
  Over Ten Years                               13,397           13,431           13,811          13,518
  Mortgage-Backed Securities                   18,023           17,587          423,992         411,334
__________________________________________________________________________________________________________
  Total Securities Held to Maturity            31,420           31,018          441,791         428,680
__________________________________________________________________________________________________________
SECURITIES AVAILABLE FOR SALE
  In One Year or Less                              --               --               --              --
  After One Year Through Five Years            39,322           39,358           28,536          27,976
  After Five Years Through Ten Years           24,651           24,685            5,122           5,180
  Over Ten Years                               50,920           51,286          100,672         100,531
  Mortgage-Backed Securities                  891,748          902,368          290,298         285,796
__________________________________________________________________________________________________________
  Total Securities Available for Sale       1,006,641        1,017,697          424,628         419,483
__________________________________________________________________________________________________________
Total Investment Portfolio                 $1,038,061       $1,048,715         $866,419        $848,163
==========================================================================================================


     Proceeds from sales of securities available for sale during 1995 were $203.0 million resulting in the realization of gross gains of $800 thousand and gross losses of $3.5 million on such sales. For 1994, sales of securities yielded proceeds of $201.9 million which resulted in gross realized gains of $2.0 million and gross losses of $1.4 million.

     During 1995, the Financial Accounting Standards Board issued a special report on SFAS No. 115 which provided an opportunity to reclassify from securities held to maturity to securities available for sale. The permitted reclassification resulting from this one-time assessment does not call into question the intent of the Corporation's future investment classifications. On December 31, 1995, the Corporation transferred $385.2 million of securities from Securities Held to Maturity to Securities Available for Sale. The transfer was the result of management's intention to maximize its flexibility to take advantage of future business opportunities. These securities were transferred at fair value and the respective holding gains/(losses) were recognized as a separate component of stockholders' equity.
      At December 31, 1995, a net unrealized gain of $6.8 million on the securities portfolio was reflected as a separate component of stockholders' equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $8.5 million at December 31, 1994. The December 31, 1994, amount includes a $3.1 million unrealized loss attributable to the securities available for sale. The remaining $5.4 million unrealized loss was attributable to securities transferred to the securities held to maturity classification from the securities available for sale caption during 1994. The transfer occurred as a result of lower liquidity needs caused by declining credit demand. The securities were transferred at their fair value at the date of transfer. The unrealized loss was amortized over the remaining life of the securities using the level yield method. This amortization expense was offset by the amortization of the related discount on these securities created at the time of transfer and results in no net charge to earnings. The $5.4 million portion of the 1994 unrealized loss was reversed in 1995 due to the aforementioned transfer of securities from held to maturity to available for sale during 1995.
     The aggregate book and estimated market values of investment securities which exceed ten percent of capital at December 31, 1995, are indicated below.


                                                  Estimated
                                    Book            Market
(in thousands)                      Value           Value
===============================================================
Issuer:
ASSET BACKED SECURITIES
_______________________
  The Money Store, Inc.            $46,724         $47,854
===============================================================


     Securities with a book value of $525.0 million and $505.5 million at December 31, 1995 and 1994, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES

A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:


(in thousands)                             1995           1994           1993
================================================================================
Balance at Beginning of the Year        $20,893        $20,451        $20,049
  Provision for Loan Losses               1,545            500          1,516
  Loans Charged-Off                      (1,980)        (2,045)        (4,289)
  Less: Recoveries of Loans
         Previously Charged-Off           1,004          1,987          3,175
________________________________________________________________________________
    Net Loans Charged-Off                  (976)           (58)        (1,114)
________________________________________________________________________________
Balance at End of the Year              $21,462        $20,893        $20,451
================================================================================


     At December 31, 1995, 1994 and 1993, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $140 thousand, $1.1 million and $137 thousand, respectively. There was no additional allowance required for these loans under the provisions of SFAS No. 114/118. Interest income of $378 thousand, $35 thousand and $203 thousand was recognized on these loans in 1995, 1994 and 1993, respectively. Had these loans performed in accordance with their original terms, interest income of $680 thousand in 1995, $294 thousand in 1994 and $417 thousand in 1993 would have been recorded. For the year ended December 31, 1995, the average recorded investment in impaired loans was approximately $757 thousand.

NOTE 5 -- PREMISES AND EQUIPMENT

Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of six branches and other facilities in the metropolitan Baltimore area which are used primarily for the operations of the Bank.


(in thousands)                                      1995          1994
=======================================================================
Land                                             $   229       $   252
Buildings and Leasehold Improvements              17,126        15,311
Furniture and Equipment                           29,340        27,292
Property Held for Future Expansion                 7,107         7,107
_______________________________________________________________________
Premises and Equipment                            53,802        49,962
Less: Accumulated Depreciation
       and Amortization                           20,743        20,383
_______________________________________________________________________
  Net Premises and Equipment                     $33,059       $29,579
=======================================================================


     Property Held for Future Expansion represents approximately 49,000 square feet of real estate adjacent to the Corporation's headquarters building which is currently being used for employee and public parking. Following an assessment of occupancy requirements, management determined that this property would be necessary to meet the Corporation's growing office and parking requirements.
     In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. In association with the sale, the Corporation financed $6.0 million of this arrangement with a market rate note which has recourse to other assets of the acquiror. The twelve year lease has two renewal options of five years each and contains an escalation clause which acts to increase rental payments throughout the lease term up to specified limits.

The associated gain of $2.6 million from the sale has been deferred and will be recognized in proportion to the gross rental expense incurred over the term of the lease. The associated lease payments and sublease rental income are included in the table below.
     The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 1995.


                                   Real
                                 Property     Sublease     Equipment
(in thousands)                    Leases       Income        Leases      Total
================================================================================
1996                             $ 4,645         $31          $303      $ 4,917
1997                               4,311          11           142        4,442
1998                               3,925           6            76        3,995
1999                               3,295          --            --        3,295
2000                               2,803          --            --        2,803
2001 and Thereafter                5,428          --            --        5,428
________________________________________________________________________________
  Total                          $24,407         $48          $521      $24,880
================================================================================


Rental expense for premises and equipment was $5.0 million in 1995, $4.8 million in 1994 and $4.5 million in 1993.

NOTE 6 -- MORTGAGE BANKING ACTIVITIES

The Corporation engages in sales of mortgage loans, which are originated internally or purchased from third parties. Mortgage loans held for sale are carried at the aggregate lower of cost or market value. Gains or losses on sales of these mortgage loans are recorded as a component of Non-Interest Income in the Consolidated Statement of Income.
     Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $813.0 million and $465.9 million at December 31, 1995 and 1994, respectively.
     Acquisition costs of purchased mortgage servicing rights are capitalized and subsequently amortized over the estimated period of and in proportion to net servicing revenue. The following is an analysis of purchased and excess mortgage servicing rights for the years ended December 31, 1995, 1994, and 1993, respectively.


                                        Purchased Mortgage      Excess Mortgage
(in thousands)                           Servicing Rights       Servicing Rights
================================================================================
Balance, January 1, 1993                     $ 3,294                  $ 839
 Additions                                        --                    354
 Amortization                                 (2,114)                  (205)
 Sales of Servicing Rights                        --                     (3)
________________________________________________________________________________
Balance, December 31, 1993                     1,180                    985
 Additions                                        --                    122
 Amortization                                   (431)                  (177)
 Sales of Servicing Rights                        --                   (243)
________________________________________________________________________________
Balance, December 31, 1994                       749                    687
 ADDITIONS                                        --                     93
 AMORTIZATION                                   (189)                  (108)
 SALES OF SERVICING RIGHTS                       (15)                  (334)
________________________________________________________________________________
BALANCE, DECEMBER 31, 1995                    $  545                  $ 338
================================================================================


     Relative to purchased mortgage servicing rights, effective January 1, 1993, the Corporation altered its accounting practices to recognize the value of these rights at the lower of cost or discounted estimated future net servicing revenue. Prior to this date these assets were valued at the lower of cost or undiscounted estimated future net servicing revenue. The Corporation believes this change is preferable as it recognizes the changes in value associated with unanticipated prepayment of mortgages related to such rights on a more timely basis and is consistent with the required method for regulatory purposes. The cumulative effect of this change for the period prior to January 1, 1993, was $733 thousand after an income tax benefit of $461 thousand and is shown separately in 1993.

NOTE 7 -- SHORT-TERM BORROWINGS

At December 31, the detail of short-term borrowings were as follows:


(in thousands)                                             1995            1994
================================================================================
Federal Funds Purchased                                $ 68,237        $ 46,845
Securities Sold Under Repurchase
  Agreements                                            447,014         405,247
Federal Home Loan Bank Advances                              --          25,000
Other                                                     2,390           2,158
________________________________________________________________________________
  Total                                                $517,641        $479,250
================================================================================



(dollars in thousands)                       1995          1994            1993
================================================================================
Balance at December 31                   $517,641      $479,250        $306,579
Average Balance During
  the Year                                464,094       269,968         289,237
Maximum Month-End Balance                 524,066       490,145         312,425
Weighted Average Rate
  During the Year                            5.98%         4.69%           3.60%
Weighted Average Rate
  at December 31                             5.75%         6.01%           3.49%
________________________________________________________________________________


Securities sold under repurchase agreements at December 31, 1995, are detailed below by due date:


(in thousands)                          Overnight       Less than 30 days      30-90 days       Over 90 days    Demand      Total
====================================================================================================================================
  Mortgage-Backed Securities:
    Securities Sold:
      Carrying Value                     $  --              $188,374            $262,289           $10,401       $ --      $461,064
      Market Value                          --               192,758             266,574            10,413         --       469,745
    Repurchase Borrowings                   --               183,004             254,306             9,704         --       447,014
    Average Borrowing Interest Rate         --%                 5.85%               5.78%             5.70%        --%         5.81%
____________________________________________________________________________________________________________________________________


NOTE 8 -- LONG-TERM DEBT

Long-term debt consisted of Federal Home Loan Bank Advances of $267.9 million and $187.2 million at December 31, 1995 and 1994, respectively. The principal maturities of long-term debt at December 31, 1995, are presented below.


 (in thousands)
__________________________________
1996                     $140,500
1997                       38,750
1998                       57,000
1999                       19,615
2000                       12,000
__________________________________
  Total                  $267,865
==================================


     The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2000. These advances are composed of $177.1 million fixed rate advances with an average interest rate of 5.75% and $90.8 million variable rate advances with an average rate of 5.67%. These advances in addition to those included in short-term borrowings are collateralized by investment securities and certain real estate loans with carrying values of $281.4 million and $142.0 million, respectively, at December 31, 1995.
     During 1993, the Bank paid off the debt associated with the Employee Stock Ownership Plan ("ESOP") thereby eliminating the guarantee requirement for the Corporation.

NOTE 9 -- INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.


(in thousands)                                 1995          1994          1993
================================================================================
Current Income Tax Expense (Benefit):
  Federal                                    $  (59)       $4,559        $4,928
  State                                       1,492           (92)          830
________________________________________________________________________________
    Total Current                             1,433         4,467         5,758
Deferred Income Tax Expense (Benefit)         8,069         2,682          (685)
________________________________________________________________________________
  Income Tax Expense Before
   Impact of Change in Accounting
    Principle                                 9,502         7,149         5,073
  Income Tax Benefit Attributable to
   Change in Accounting Principle                --            --          (461)
________________________________________________________________________________
Total Income Tax Expense                     $9,502        $7,149        $4,612
================================================================================


     Tax expense (benefit) associated with investment securities gains/(losses) was $(1.1) million in 1995, $223 thousand in 1994 and $1.2 million in 1993.
     During 1988, the Corporation sold its entire portfolio of adjustable rate preferred stocks which resulted in approximately a $12.4 million capital loss for financial reporting and income tax purposes. As a result of the tax rules applicable to capital losses, no corresponding tax benefit was recorded in 1988. During the period 1990 through 1993, the Corporation utilized all of the approximately $12.4 million of the capital loss carryforward.
     The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 1995, are presented below.


                                                  Deferred        Deferred
(in thousands)                                     Assets        Liabilities
===============================================================================
Loan Loss Reserve Recapture                      $    --          $ 9,774
Reserve for Loan Loss                              7,512               --
Write-down of Property Held for Sale                 717               --
Employee Benefits                                  2,850               --
Deferred Gain on Sale/Leaseback                      586               --
Deferred State Tax Receivable                      1,673               --
Depreciation                                          --              545
Deferred Federal Tax Liability for
 State Receivable                                     --              586
Deferred Tax Liability on Unrealized
 Gains in Debt Securities                             --            4,266
Deferred Tax Liability on
 Security Transactions                                --            2,318
All Other                                            394            1,554
_______________________________________________________________________________
Total                                            $13,732          $19,043
===============================================================================


     At December 31, 1995 and 1994, no valuation allowance was required with respect to deferred tax assets.
     The combined federal and state effective tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:


                                             1995          1994          1993
================================================================================
Statutory Federal Income Tax Rate            35.0%         35.0%         34.2%
Increases (Decreases) in Tax Rates
 Resulting From:
  State and Local Income Taxes, Net
   of Federal Income Tax Benefit              3.7           2.8           3.9
  Tax-Advantaged Income                      (1.7)         (1.5)         (2.0)
  Resolution of State Tax Issue              (1.5)           --            --
  Federal Benefit Due to Change
   in Deferred Tax Rate                       (.9)           --            --
  Disallowed Interest Expense                  .1            .1            .2
  Utilization of Capital
   Loss Carryforward                           --            --          (1.1)
  Employee Benefits                           (.1)          (.5)          (.3)
  Other                                       (.1)           .4           1.3
________________________________________________________________________________
Total Combined Effective Tax Rate            34.5%         36.3%         36.2%
================================================================================


NOTE 10 -- STOCKHOLDERS' EQUITY

The Corporation has a Stock Option Plan (the "Option Plan") which covers a maximum of 890 thousand shares of common stock that have been reserved for issuance under the Option Plan. The Option Plan provides for the granting of nonqualified stock options to certain key employees and directors of Bankshares and the Bank, as designated by the Board of Directors and have a maximum duration of ten years. Options are granted under the Option Plan at an exercise price not less than the fair market value of the underlying shares of common stock on the date of the grant and therefore have no associated expense. At December 31, 1995 and 1994, 366,555 and 27,906 shares were available for the granting of options under the Option Plan, respectively.

     The following table presents share data related to options.


                          Outstanding Options             Exercisable Options
________________________________________________________________________________
                         Common   Weighted Avg.          Common    Weighted Avg.
                         Shares   Option Price           Shares    Option Price
================================================================================
Outstanding,
 January 1, 1995        685,798     $  8.65              625,423        $ 7.56
Vesting
 Increment                   --          --               60,900         19.88
Granted                  31,300       26.68               15,650         26.68
Exercised              (117,975)       7.37             (117,975)         7.37
Cancelled or
 Expired                 (1,050)      19.88               (1,575)        19.88
________________________________________________________________________________
Outstanding,
 December 31,
 1995                   598,073     $  9.82              582,423        $ 9.37
================================================================================


     At the time of the Corporation's reorganization, a liquidation account was established by the Bank for the benefit of all eligible deposit account holders as of December 31, 1986 who maintain their accounts in the Bank subsequent to the Reorganization. The liquidation account provides these deposit account holders with an interest in the retained earnings of the Bank prior to any distribution to stockholders in the sole event of a complete liquidation. The deposit account holders' interest in the liquidation account decreases as the related deposit account decreases and will never increase. The liquidation account does not restrict the use or application of stockholders' equity of the Bank except that the Bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if, as the result of such dividend or repurchase, the Bank's stockholders' equity would be less than the amount then required for the liquidation account. At December 31, 1995, the balance of the liquidation account was $14.3 million.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Corporation's non-contributory defined benefit pension plan covers substantially all full-time employees with at least one year of service and provides monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation's policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Corporation deems appropriate.
     The following table sets forth the defined benefit plan's funded status at January 1:


 (in thousands)                                1996          1995          1994
================================================================================
Actuarial Present Value of Benefit
 Obligations:
  Accumulated Benefit Obligation,
   Including Vested Benefits of
   $13,692 - 1996; $11,486 - 1995;
   $13,189 - 1994                          $(15,783)     $(12,733)     $(14,412)
================================================================================
Projected Benefit Obligation for
 Service Rendered to Date                  $(17,776)     $(14,069)     $(15,931)

Plan Assets at Fair Value                    16,789        13,076        13,790
________________________________________________________________________________
Plan Assets in Excess of (Less than)
 Projected Benefit Obligation                  (987)         (993)       (2,141)

Unrecognized Net (Gain) Loss from
 Past Experience Different from
 that Assumed                                (1,194)         (147)        2,083

Unrecognized Net Asset Arising at
 Transition at January 1, 1987                 (781)         (899)       (1,017)

Unrecognized Prior Service Cost                 (54)         (153)          (53)
________________________________________________________________________________
Accrued Pension Cost Included in
 Other Liabilities                         $ (3,016)     $ (2,192)     $ (1,128)
================================================================================


     The actuarially estimated net pension cost for the year ended December 31 includes the following components:


(in thousands)                            1995            1994           1993
================================================================================
Service Cost -- Benefits Earned
 During the Year                       $   974         $ 1,192        $   743

Interest Cost on Projected Benefit
 Obligation                              1,252           1,175          1,050

Actual Return on Plan Assets            (4,377)            131         (1,184)

Net Amortization and Deferral
 of (Gain) Loss                          2,975          (1,434)          (108)
________________________________________________________________________________
  Net Pension Cost Included in
   Employee Benefits Expense           $   824         $ 1,064        $   501
================================================================================


     The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.



                                                 1996       1995     1994
==============================================================================
Rates Used in Determining
 Actuarial Present Value of Projected
 Benefit Obligation:
  Weighted Average Discount Rate                  8.0%       9.0%     7.5%
  Expected Rate of Increase in
   Future Compensation Levels                     4.0%       5.0%     5.0%
Expected Long-Term Rate of Return
 on Plan Assets                                  10.0%      10.0%     9.0%
==============================================================================


     Plan assets are primarily comprised of equity securities, and short-term and long-term debt securities. The unrecognized net asset arising at transition is being amortized over 15.6 years. The plan held no shares of the Corporation's common stock at December 31, 1995, 1994 and 1993.

RETIREMENT SAVINGS PLAN

The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. Contributions to this plan amounted to $441 thousand, $403 thousand and $369 thousand for the years ended December 31, 1995, 1994 and 1993, respectively.

EMPLOYEE STOCK OWNERSHIP PLAN

The Employee Stock Ownership Plan ("ESOP") is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. This plan covered all employees 21 years of age or older and employed as of December 31, 1993.
     Under the Plan, the ESOP purchased 457 thousand shares of the Corporation's common stock with borrowed funds (see Note 8). A portion of the common stock was held in the ESOP and released to the participants' accounts each year, based upon the reduction in the ESOP indebtedness during the year. The amount of released common stock was allocated to each participant's account based upon their salary in the respective year. The Bank incurred compensation expense based on cash contributed to the ESOP, the purpose of which was to service the related debt which was retired during 1993.
     Presented below is data for 1993 with respect to the ESOP.


(in thousands)                                    1993
=========================================================
Shares held by ESOP at December 31                  --
Compensation  Expense                           $2,027
Interest Expense                                    72
Dividends Applied to Service ESOP Debt              24
_________________________________________________________


     The ESOP was terminated during 1995 and benefits were distributed to participants.

POSTRETIREMENT BENEFITS

In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach retirement age may become eligible for these benefits, generally contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 1995 and 1994, this plan is unfunded.
     As of January 1, 1993, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS No. 106"). Under the prospective transition approach, the transition obligation is amortized over a twenty-year period.
     The following tables set forth the plan's funded status reconciled with amounts reported in the Corporation's financial statements at December 31:


(in thousands)                                             1995         1994
================================================================================
Actuarial Present Value of Benefit
 Obligations (APBO):
  Accumulated Postretirement Benefit Obligation:
    Retirees                                             $  (680)       $(678)
    Fully Eligible Active Plan Participants                  (90)         (77)
    Other Active Plan Participants                          (309)        (237)
________________________________________________________________________________
      Total (APBO)                                        (1,079)        (992)
Plan Assets at Fair Value                                     --           --
________________________________________________________________________________
Accumulated Postretirement Benefit
 Obligation in Excess of Plan Assets                      (1,079)        (992)
Unrecognized Net Gain                                       (181)        (236)
Less: Unrecognized Transition Obligation                     919          972
________________________________________________________________________________

Accrued Postretirement Benefit Liability                 $  (341)       $(256)
================================================================================


     The actuarially estimated net postretirement benefit cost for the year ended December 31:


(in thousands)                                              1995         1994
===============================================================================
Service Cost-Benefits Earned During Year                    $ 42         $ 48
Interest Cost on Projected Benefit Obligation                 85           79
Amortization of Transition Obligation                         53           54
Amortization of Unrecognized Gain                             (8)          --
_______________________________________________________________________________
Net Postretirement Benefit Cost Included in
 Employee Benefit Expense                                   $172         $181
_______________________________________________________________________________
Discount Rate Used in Determining the
 Actual Present Value of Accumulated
 Postretirement Benefit Obligation                           8.0%         9.0%
===============================================================================


NOTE 12 -- OFF-BALANCE SHEET RISK

In the normal course of business, the Bank offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve, to varying degrees, the elements of credit and market risk which may exceed any amount recognized in the financial statements. Risks that are inherent in normal banking services also exist in some of these financial instruments. Contract amounts of the instruments indicate the maximum exposure the Bank has in each class of financial instruments discussed in the following paragraphs. These commitments and contingencies are not reflected in the accompanying financial statements. Unless noted otherwise, the Bank does not require collateral or other securities to support financial instruments with credit risk.
     Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $273.3 million and $246.9 million at December 31, 1995 and 1994, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.
     The Bank is obligated under various recourse provisions related to sales of residential mortgage loans. The maximum potential recourse obligation was $ 21.5 million and $30.3 million at December 31, 1995 and 1994, respectively. No losses have been incurred under these recourse provisions.
     Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $ 18.5 million in 1995 and $ 13.2 million in 1994. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     The Bank enters into agreements for the delivery of securitized mortgage pools at a future date at a specified price or yield. The inability of counterparties to meet the terms of these contracts and movements in the value of securities and interest rates imposes risk on the Bank. Forward contracts aggregated $ 110.1 million and $80.1 million at December 31, 1995 and 1994, respectively, however management does not feel that any significant amounts are at risk with regard to these contracts.
     The Bank enters into various derivative financial instruments to manage its interest rate risk exposure (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $ 1.9 million at December 31, 1995, and $3.1 million at December 31, 1994.

     Notional amounts of interest rate swaps and interest rate floor/cap/ corridor arrangements are detailed below by amounts outstanding, average interest rates/fees and market values at December 31, 1995 and 1994.


                                                                       Average Interest Rate/Fee
                              Notional            Maturity      ____________________________________________________         Market
(dollars in thousands)         Amount              Date          Paid              Received                                  Value
====================================================================================================================================
1995
____
Interest Rate Swaps
___________________

                              $ 25,000             1996          4.30%      3 month LIBOR (5.94%)                            $  183
                                25,000             1996          4.50%      3 month LIBOR (5.94%)                               238
                                22,000             1997          6.19%      3 month LIBOR (5.88%)                              (292)
                                15,000             1998          6.96%      3 month LIBOR (5.69%)                              (543)
                                20,000             1998          5.29%      3 month LIBOR (5.63%)                               (24)
                                12,250             1999          6.84%      3 month LIBOR (5.94%)                              (321)
                                 5,000             2000          7.91%      3 month LIBOR (5.81%)                              (478)
                                15,000             2000          7.08%      3 month LIBOR (5.69%)                              (901)
                                 9,000             2000          7.19%      3 month LIBOR (5.95%)                              (579)
                                 7,000             2000          6.56%      3 month LIBOR (5.87%)                              (289)

Interest Rate Floor/Cap/Corridor Arrangements
_____________________________________________

                              $ 50,000  Corridor   1996           $573      3 month LIBOR (5.81%)> 4%, capped at 6%          $  165
                                40,000  Corridor   1996            472      3 month LIBOR (5.69%)> 4%, capped at 6%             221
                                50,000  Corridor   1997            850      3 month LIBOR (5.88%)> 4%, capped at 6%             516
                                50,000  Corridor   1997            760      3 month LIBOR (5.69%)> 4%, capped at 6%             557
                                50,000  Corridor   1998            315      3 month LIBOR (5.57%)> 6.625%, capped at 8.625%     141
                               100,000  Corridor   1999            768      3 month LIBOR (5.57%)> 6.625%, capped at 8.625%     410
                               100,000  Floor      1997            390      4 year Treasury Notes (5.32%),                    1,437
                                                                            Strike Price of 6.8%
                               100,000  Floor      1999            780      4 year Treasury Notes (5.32%),                    2,814
                                                                            Strike Price of 6.8%
____________________________________________________________________________________________________________________________________

1994
____

Interest Rate Swaps
___________________
                              $ 50,000             1996           4.40%     3 month LIBOR (5.63%)                            $2,556
                                34,000             1996           7.21%     3 month LIBOR (5.94%)                               335
                                54,000             1997           7.46%     3 month LIBOR (5.83%)                               602
                                22,000             1998           7.63%     3 month LIBOR (5.81%)                               319
                                13,000             1999           7.71%     3 month LIBOR (5.71%)                               171
                                 5,000             2000           7.91%     3 month LIBOR (5.81%)                                19
                                 6,000             2001           8.03%     3 month LIBOR (5.94%)                               (16)

Interest Rate Floor/Cap/Corridor Arrangements
_____________________________________________

                              $100,000  Corridor   1995          $2,750     3 month LIBOR (6.38%)> 4%, capped at 6%          $  732
                                90,000  Corridor   1996           1,375     3 month LIBOR (6.47%)> 4%, capped at 6%           2,289
                               100,000  Corridor   1997           1,375     3 month LIBOR (6.44%)> 4%, capped at 6%           3,097
                               100,000  Floor      1997             390     4 year Treasury Notes (7.77%),                      213
                                                                            Strike Price of 6.8%
                               100,000  Floor      1999             780     4 year Treasury Notes (7.77%),                      516
                                                                            Strike Price of 6.8%
____________________________________________________________________________________________________________________________________


     For the year ended December 31, 1995, $73.0 million of the interest rate swaps hedged the exposure that the securities available for sale had to declining market values as a result of increasing interest rates. The remaining $82.3 million in swaps was utilized to hedge the interest rate risk inherent in short-term borrowings. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.

     The following is an analysis of the activity with regards to interest rate swaps and interest rate floor/cap/corridor arrangements for the years ended December 31, 1995, 1994 and 1993, respectively.


                                                       Notional Amount
                                              __________________________________
                                                                Interest Rate
                                              Interest Rate   Floor/Cap/Corridor
(in thousands)                                    Swaps          Arrangements
================================================================================
Balance at January 1, 1993                      $ 166,000        $      --
New Contracts                                          --          240,000
Expired Contracts                                      --          (50,000)
Terminated Contracts                                   --               --
________________________________________________________________________________
Balance at December 31, 1993                      166,000          190,000
New Contracts                                     629,000          390,000
Expired Contracts                                (126,000)              --
Terminated Contracts                             (485,000)         (90,000)
________________________________________________________________________________
Balance at December 31, 1994                      184,000          490,000
NEW CONTRACTS                                     134,500          150,000
EXPIRED CONTRACTS                                  (1,750)        (100,000)
TERMINATED CONTRACTS                             (161,500)              --
________________________________________________________________________________
BALANCE AT DECEMBER 31, 1995                    $ 155,250        $ 540,000
================================================================================


     At December 31, 1995, the Corporation had deferred gains of $3.1 million and deferred losses of $10.7 million related to terminated contracts. These deferred gains and losses will be amortized over 1.3 and 2.5 years, respectively. The Corporation had deferred gains of $6.6 million and deferred losses of $13.8 million related to terminated contracts which were amortized as a yield adjustment over 2.3 and 3.9 years, respectively, at December 31, 1994.
     The notional maturities of the interest rate swaps and interest rate floor/cap/corridor arrangements at December 31, 1995, are presented below.


                                                  Notional Amount
                                        ________________________________________
                                                            Interest Rate
                                        Interest Rate     Floor/Cap/Corridor
(in thousands)                             Swaps            Arrangements
================================================================================
1996                                     $ 50,000             $ 90,000
1997                                       22,000              200,000
1998                                       35,000               50,000
1999                                       12,250              200,000
2000                                       36,000                   --
________________________________________________________________________________
  Total                                  $155,250             $540,000
================================================================================


     In addition to the previously mentioned commitments and contingencies, there are various legal proceedings against the Bank. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Corporation.

NOTE 13  --  CONCENTRATIONS OF CREDIT RISK

The Corporation's investment portfolio contains mortgage-backed securities amounting to $920.4 million and $709.8 million at December 31, 1995 and 1994, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.
     Construction and mortgage loan receivables from real estate developers represent $217.7 million and $190.5 million of the total loan portfolio at December 31, 1995 and 1994, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.

NOTE 14 -- OTHER NON-INTEREST INCOME AND EXPENSE

The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:


(in thousands)                                1995           1994          1993
================================================================================
Other Non-Interest Income:
  Credit Card Fees                         $    --        $    --       $   426
  Other Loan Fees                              732            667           680
  Gain on Sale of Credit Card Portfolio         --             --         4,389
  Interest Income on Tax Refund              5,796             --            --
  Other Non-Interest Income                  1,704          1,038         1,178
________________________________________________________________________________
    Total Other Non-Interest Income        $ 8,232        $ 1,705       $ 6,673
================================================================================
Other Non-Interest Expense:
  Advertising and Promotion                $ 5,301        $ 4,726       $ 4,371
  Communication and Postage                  2,692          2,337         1,716
  Printing and Supplies                      1,837          1,410         1,390
  Regulatory Fees                            1,830          3,038         2,892
  Professional Services                      1,852          1,884         1,712
  Other Non-Interest Expense                 5,729          4,073         4,403
________________________________________________________________________________
    Total Other Non-Interest Expense       $19,241        $17,468       $16,484
================================================================================


NOTE 15 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

During 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments." This statement requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where practicable, in an effort to provide financial statement users with information in making rational investment and credit decisions.
     To estimate the fair value of each class of financial instrument, the Corporation applied the following methods using the indicated assumptions:

CASH AND DUE FROM BANKS AND
 SHORT-TERM INVESTMENTS

Carrying amount of those investments is used to estimate fair value.

MORTGAGE LOANS HELD FOR SALE

Fair value for mortgage loans held for trading or sale was determined using forward contract commitment pricing for the majority of these loans. Loans not specifically allocated to a forward commitment have been priced using quoted prices for commitments into which these mortgages would be placed in the future.

SECURITIES AVAILABLE FOR SALE AND
 SECURITIES HELD TO MATURITY

The fair values of the securities are based on quoted market prices or dealer quotes for those investments.

LOANS

Fair value of loans which have homogeneous characteristics, such as residential mortgages and installment loans, was estimated using discounted cash flows. All other loans were valued using discount rates which reflected credit risks of the borrower, types of collateral and remaining maturities.

DEPOSIT LIABILITIES

Fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

INTEREST RATE ARRANGEMENTS

The fair value of interest rate swaps and floor/cap/corridor arrangements, which the Corporation uses for hedging purposes, is the estimated amount the Corporation would receive or pay to terminate the arrangements at the reporting date, taking into account the current interest rates and the current credit worthiness of the counterparties.

COMMITMENTS TO EXTEND CREDIT

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the borrowers. Fixed-rate loan commitments also take into account the difference between current levels of interest rates and committed rates.

The estimated fair values of the Corporation's financial instruments at December 31 are as follows:


                                                             1995                              1994
_______________________________________________________________________________________________________________
                                                    CARRYING          FAIR           Carrying            Fair
(in thousands)                                      AMOUNT            VALUE          Amount              Value
===============================================================================================================
Assets:
  Cash and Due from Banks                         $   49,891      $   49,891       $   43,632       $    43,632
  Short-Term Investments                               2,710           2,710            3,742             3,742
  Mortgage Loans Held for Sale                        86,326          86,267           45,546            45,356
  Securities Available for Sale                    1,017,697       1,017,697          419,483           419,483
  Securities Held to Maturity                         31,420          31,018          441,791           428,680
  Loans, Net of Allowance                          1,311,326       1,335,702        1,251,409         1,234,704
Liabilities:
  Deposits                                        $1,569,339      $1,576,254       $1,448,577       $ 1,441,617
  Short-Term Borrowings                              517,641         517,807          479,250           479,341
  Long-Term Debt                                     267,865         269,479          187,200           182,986
Recognized Derivative Financial Instruments:
  Interest Rate Floors                            $      784      $    4,251       $    1,085       $       729
  Interest Rate Corridors                              1,867           2,010            2,007             6,118
Unrecognized Financial Instruments:
  Interest Rate Swaps                             $       --      $   (3,006)      $       --       $     3,986
  Commitments to Extend Credit                            --             868               --               155
===============================================================================================================


NOTE 16 -- PARENT COMPANY FINANCIAL INFORMATION

The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

STATEMENT OF INCOME


                                                  Year Ended December 31,
________________________________________________________________________________
(in thousands)                              1995          1994          1993
================================================================================
Investment Income on Securities         $     --      $     --       $    72
Interest Income From Bank
  Subsidiary                                  71           219            55
Net Securities Gains                          --            --           201
Dividend Income From Bank
  Subsidiary                               4,410         2,730         1,740
________________________________________________________________________________
   Total Income                            4,481         2,949         2,068
________________________________________________________________________________
Operating Expenses                           527           820           155
________________________________________________________________________________
Income Before Income Taxes
  and Equity in Undistributed
  Income of Bank Subsidiary                3,954        2,129          1,913
Income Tax Benefit                          (158)        (140)            (9)
________________________________________________________________________________
                                           4,112        2,269          1,922
Equity in Undistributed Income
  of Bank Subsidiary                      13,913       10,261          6,209
________________________________________________________________________________
Net Income                              $ 18,025      $12,530        $ 8,131
================================================================================



STATEMENT OF CONDITION

                                                            December 31,
_______________________________________________________________________________
(in thousands)                                            1995          1994
================================================================================
ASSETS
Interest-Bearing Deposit with Bank Subsidiary         $  1,156       $    740
Investment in Bank Subsidiary                          182,768        149,764
Other Assets                                               489            217
________________________________________________________________________________
Total Assets                                          $184,413       $150,721
================================================================================

LIABILITIES
Other Liabilities                                     $      5       $    399
________________________________________________________________________________
   Total Liabilities                                         5            399
________________________________________________________________________________

STOCKHOLDERS' EQUITY
Common Stock                                             8,125          7,514
Capital Surplus                                         78,951         66,220
Retained Earnings                                       93,031         87,577
Unrealized Gain (Loss) on Debt Securities
  of Bank Subsidiary                                     6,791         (8,499)
Treasury Stock at Cost                                  (2,490)        (2,490)
________________________________________________________________________________
   Total Stockholders' Equity                          184,408        150,322
________________________________________________________________________________
Total Liabilities and Stockholders' Equity            $184,413       $150,721
================================================================================



STATEMENT OF CASH FLOWS

                                                  Year Ended December 31,
________________________________________________________________________________
(in thousands)                             1995           1994          1993
================================================================================
Operating Activities:
  Net Income                           $ 18,025       $ 12,530       $ 8,131
  Adjustments to Reconcile Net Income
   to Net Cash Provided (Used) by
   Operating Activities:
     Equity in Undistributed Income
      from Bank Subsidiary              (13,913)       (10,261)       (6,209)
     Realized Investment
      Securities Gain                        --             --          (201)
     Other Operating Activities            (667)           131           (11)
________________________________________________________________________________
   Total Adjustments                    (14,580)       (10,130)       (6,421)
________________________________________________________________________________
 Net Cash Provided by Operating
  Activities                               3,445         2,400         1,710
________________________________________________________________________________
Investing Activities:
 Proceeds from Sales of Securities
  Available for Sale                          --            --         2,339
 Investment in Bank Subsidiary            (3,800)      (22,900)       (3,000)
________________________________________________________________________________
 Net Cash Used by Investing
  Activities                              (3,800)      (22,900)         (661)
________________________________________________________________________________
Financing Activities:
 Issuance of Common Stock                  5,064        23,079         1,208
 Cash Dividends on Common Stock           (4,293)       (2,764)       (1,798)
________________________________________________________________________________
 Net Cash Provided (Used) by
  Financing Activities                       771        20,315          (590)
________________________________________________________________________________
Increase (Decrease) in Cash and Cash
  Equivalents                                416          (185)          459
   Cash and Cash Equivalents at
     Beginning of Year                       740           925           466
________________________________________________________________________________
Cash and Cash Equivalents
  at End of Year                       $   1,156      $    740      $    925
================================================================================
Supplemental Disclosures
________________________________________________________________________________
Income Taxes Paid (Refund)             $    (209)     $     60      $     21
Reduction of ESOP Note Guarantee              --            --         2,218
Stock Dividend                             8,278            --            --


REPORT OF COOPERS & LYBRAND L.L.P.,
INDEPENDENT ACCOUNTANTS

To the Board of Directors
Provident Bankshares Corporation
Baltimore, Maryland

We have audited the accompanying consolidated statement of condition of Provident Bankshares Corporation and subsidiaries (Corporation) as of December 31, 1995, and 1994, and the related consolidated statement of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.
     As discussed in Note 1 and Note 6 to the consolidated financial statements, the Corporation changed its method of accounting for certain debt securities at December 31, 1993, and purchased mortgage servicing rights in the year ended December 31, 1993.



/s/ Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Baltimore, Maryland
January 18, 1996

FINANCIAL REPORTING RESPONSIBILITY


CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 1995, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgements and estimates of management.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

Management maintains a system of internal control over financial reporting, including controls over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. This system encompasses activities that control the preparation of the Corporation's Annual Report/10-K financial statements prepared in accordance with generally accepted accounting principles.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.
     Management assessed its internal control structure over financial reporting as of December 31, 1995. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 1995.

COMPLIANCE WITH LAWS AND REGULATIONS

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.
     Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank of Maryland, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1995.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The text and tables under "Election of Directors" in the Corporation's 1996 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The text and tables under "Compensation of Officers and Directors" in the Corporation's 1996 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEIFCIAL OWNERS AND MANAGEMENT

The text and tables under "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's 1996 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text under "Certain Transactions with Management" in the Corporation's 1996 Proxy Statement is incorporated herein by reference.


PART IV

ITEM 14. EXHIBITS, FINANCIAL SATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) (1) The Consolidated Financial Statements of Provident
        Bankshares Corporation and Subsidiaries are included in
        Item 8.
(a) (2) Financial statement schedules--none applicable
        or required.
(a) (3) Exhibits
           The following is an index of the exhibits included in this report:
           (3.1)   Articles of Incorporation of Provident
                   Bankshares Corporation.<F1>
           (3.2)   By-Laws of Provident Bankshares Corporation,
                   as amended.<F2>
           (4.1)   Stockholder Protection Right Agreement.<F2>
           (10.1)  1994 Supplemental Executive Incentive Plan
                   of Provident Bank of Maryland.<F2>
           (10.2)  Supplemental Executive Retirement Income
                   Plan of Provident Bank of Maryland.<F3>
           (10.3)  Amended and restated Stock Option and
                   Appreciation Rights Plan of Provident
                   Bankshares Corporation.<F4>
           (10.4)  Form of Change in Control Agreement between
                   Provident Bankshares Corporation and Certain
                   Executive Officers.<F5>
           (10.5)  Form of Change in Control Agreement between
                   Provident Bank of Maryland and Certain
                   Executive Officers.<F5>
           (11)    Statement re: Computation of Per Share
                   Earnings.<F5>
           (21)    Subsidiaries of Provident Bankshares
                   Corporation.<F5>
           (23)    Consent of Independent Auditors.<F5>
           (24)    Power of Attorney.<F5>
           (27)    Financial Data Schedule.<F5>
(b)     No reports on Form 8-K were filed by the Corporation in
        the last quarter of 1995.

<F1> Incorporated by reference from Registrant's Registration
     Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
<F2> Incorporated by reference from the Registrant's 1994 Annual
     Report on Form 10-K (File No. 0-16421) filed with the
     Commission on February 17, 1995.
<F3> Incorporated by reference from Registrant's 1993 Form 10-K (File
     No. 0-16421) filed with the Commission on March 14, 1994.
<F4> Incorporated by reference from the Registrant's definitive 1995
     Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.
<F5> Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                    PROVIDENT BANKSHARES
                    CORPORATION
                    (Registrant)

January 30, 1996 BY /s/Carl W. Stearn
                    ______________________________________________
                       Carl W. Stearn
                       Chairman of the Board and
                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                 Principal Executive Officer:

January 30, 1996 BY /s/Carl W. Stearn
                    ______________________________________________
                       Carl W. Stearn
                       Chairman of the Board and
                       Chief Executive Officer

                 Principal Financial Officer:

January 30, 1996 BY /s/James R. Wallis
                    ______________________________________________
                       James R. Wallis
                       Chief Financial Officer

                 Principal Accounting Officer:

January 30, 1996 BY /s/R. Wayne Hall
                    ______________________________________________
                       R. Wayne Hall
                       Treasurer

                    A Majority of the Board of Directors*
                    Robert B. Barnhill, Jr., Melvin A. Bilal,
                    Dr. Calvin W. Burnett, Charles W. Cole, Jr.,
                    M. Jenkins Cromwell, Jr., Pierce B. Dunn,
                    Clivie C. Haley, Jr., Mark K. Joseph,
                    Norman J. Louden, Peter M. Martin,
                    Ronald L. Mason, Sr., Sister Rosemarie Nassif,
                    C. William Pacy, Francis G. Riggs,
                    Sheila K. Riggs, Carl W. Stearn,
                    Thomas J.S. Waxter, Jr.

January 30, 1996 *BY /s/R. Wayne Hall
                     _____________________________________________
                        R. Wayne Hall
                        Attorney-in-fact