Form 10-Q
period 1996-03-31
PROVIDENT BANKSHARES CORP
filed 1996-05-13
CIK 818969

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------


                                    FORM 10-Q


                  Quarterly Report Under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934


For Quarter Ended                                Commission File Number
 March 31, 1996                                          0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Maryland                                   52-1518642
- --------------------------------                   ----------------
 (State or Other Jurisdiction of                   (I.R.S. Employer
 Incorporation or Organization)                     Identification
                                                       Number)


              114 East Lexington Street; Baltimore, Maryland 21202
              -----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 (410) 281-7000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 8,017,190 shares outstanding at March 29, 1996.

           PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                           TABLE OF CONTENTS
                           -----------------
                                                                        PAGE
PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

          Consolidated Statement of Financial Condition--
          March 31, 1996 and 1995 and  December 31, 1995                  3

          Consolidated Statement of Income--
          Three Months Ended March 31, 1996 and 1995                      4

          Consolidated Statement of Cash Flows--
          Three Months Ended March 31, 1996 and 1995                      5

          Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           10


PART II - OTHER INFORMATION                                              14

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                               15


Exhibit Index                                                            16

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                                MARCH 31      December 31        March 31
(dollars in thousands)                                                              1996             1995            1995
- --------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                        $   52,956     $   49,891       $   45,739
Short-Term Investments                                                              4,859          2,710            1,843
Mortgage Loans Held for Sale                                                       68,810         86,326           29,438
Securities Available for Sale                                                     953,060      1,017,697          417,403
Investment Securities (Market Value $32,825, $31,018 and
  $434,842 at March 31, 1996, December 31, 1995, and
  March 31, 1995, respectively)                                                    33,359         31,420          435,725
Loans:
  Consumer                                                                        866,025        778,467          524,330
  Commercial Business                                                             215,381        205,876          183,023
  Real Estate -- Construction                                                      88,192         77,896           60,827
  Real Estate -- Mortgage                                                         273,479        270,549          553,923
- --------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                 1,443,077      1,332,788        1,322,103
Less:  Allowance for Loan Losses                                                   21,556         21,462           20,800
- --------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                   1,421,521      1,311,326        1,301,303
- --------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                        33,037         33,059           29,881
Accrued Interest Receivable                                                        17,174         16,778           15,116
Investment Securities Sold Not Delivered                                           53,830             --               --
Other Assets                                                                       24,930         13,754           28,471
- --------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $2,663,536     $2,562,961       $2,304,919
- --------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                          $  141,847     $  132,479       $  108,965
  Interest-Bearing                                                              1,505,227      1,436,860        1,370,793
- --------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                              1,647,074      1,569,339        1,479,758
- --------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                             500,637        517,641          429,020
Long-Term Debt                                                                    252,812        267,865          214,200
Investment Securities Purchased Not Received                                       59,397             --               --
Other Liabilities                                                                  22,305         23,708           24,123
- --------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES                                                              2,482,225      2,378,553        2,147,101
- --------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
 Issued 8,243,556, 8,125,403 and 7,973,955 Shares at March 31, 1996,
  December 31, 1995 and March 31, 1995, respectively                                8,244          8,125            7,604
Capital Surplus                                                                    81,485         78,951           67,616
Retained Earnings                                                                  96,983         93,031           90,440
Net Unrealized Gain (Loss) on Debt Securities                                      (2,911)         6,791           (5,352)
Treasury Stock at Cost -- 228,066 Shares at March 31, 1996,
  December 31, 1995 and March 31, 1995                                             (2,490)        (2,490)          (2,490)
- ---------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                      181,311        184,408          157,818
- ---------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $2,663,536     $2,562,961       $2,304,919
- ---------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries




                                                                             Three Months Ended
                                                                                   March 31,
- ---------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                      1996           1995
- ---------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and Fees on Loans                                               $  29,461      $ 26,268
Interest on Securities                                                      16,746        14,908
Tax-Advantaged Interest                                                        752           439
Interest on Short-Term Investments                                              37            73
- ---------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                    46,996        41,688
- ---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                        15,069        12,873
Interest on Short-Term Borrowings                                            6,501         6,435
Interest on Long-Term Debt                                                   3,736         2,612
- ---------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                   25,306        21,920
- ---------------------------------------------------------------------------------------------------
  Net Interest Income                                                       21,690        19,768
Less: Provision for Loan Losses                                              5,400            --
- ---------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       16,290        19,768
- ---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                          3,615         2,362
Mortgage Banking Activities                                                  3,300         2,109
Commissions and Fees                                                           753           661
Net Securities Gains                                                         5,070            --
Other Non-Interest Income                                                    1,104           462
- ---------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                13,842         5,594
- ---------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                              12,123        10,105
Occupancy Expense, Net                                                       2,015         1,851
Furniture and Equipment Expense                                              1,502         1,258
External Processing Fees                                                     2,288         1,661
Other Non-Interest Expense                                                   3,955         4,905
- ---------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                                21,883        19,780
- ---------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                                          8,249         5,582
Income Tax Expense                                                           2,944         1,872
- ---------------------------------------------------------------------------------------------------
NET INCOME                                                               $   5,305      $  3,710
===================================================================================================
NET INCOME PER SHARE                                                     $    0.64       $  0.46
===================================================================================================


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries

                                                                                Three Months Ended March 31
- ------------------------------------------------------------------------------------------------------------
(in thousands)                                                                     1996            1995
- ------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net Income                                                                  $    5,305       $  3,710
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                               1,485          1,372
        Provision for Loan Losses                                                   5,400             --
        Provision for Deferred Income Tax Benefit                                    (293)          (243)
        Realized Net Securities Gains                                              (5,070)            --
        Loans Originated or
         Acquired and Held for Sale                                              (166,970)       (61,212)
        Proceeds from Sales of Loans                                              185,056         77,436
        Gain on Sales of Loans                                                       (570)          (116)
        Other Operating Activities                                                 (2,824)         8,394
- ------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                16,214         25,631
- ------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          21,519         29,341
- ------------------------------------------------------------------------------------------------------------
Investing Activities:
   Principal Collections and Maturities of Securities Available for Sale           54,077         21,754
   Principal Collections and Maturities of Securities Held to Maturity              1,545          9,137
   Proceeds on Sales of Securities Available for Sale                             165,949             --
   Purchases of Securities Held to Maturity                                        (3,500)        (2,641)
   Purchases of Securities Available for Sale                                    (166,446)       (15,080)
   Loan Originations and Purchases
    Less Principal Collections                                                   (113,679)       (49,468)
   Purchases of Premises and Equipment                                             (1,229)        (1,425)
- ------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                             (63,283)       (37,723)
- ------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net Increase in Deposits                                                        77,735         31,181
   Net Decrease in Short-Term Borrowings                                          (17,004)       (50,230)
   Proceeds from Long-Term Debt                                                    25,000         27,000
   Payments and Maturities of Long-Term Debt                                      (40,053)            --
   Issuance of Common Stock                                                         2,653          1,486
   Cash Dividends on Common Stock                                                  (1,353)          (847)
- ------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                          46,978          8,590
- ------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                               5,214            208
   Cash and Cash Equivalents at Beginning of Year                                  52,601         47,374
- ------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   57,815       $ 47,582
- ------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
- ------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                       $   14,648       $ 10,295
Income Taxes Paid                                                                   2,060             78


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals)

considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,

1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange

Commission on March 18, 1996.


NOTE B - EARNINGS PER SHARE

     Net income per share is based on the number of weighted average common shares outstanding for the period (8,336,631 shares) which includes common stock equivalents resulting from outstanding stock options. The results for the first quarter of 1995 have been given retroactive treatment to the stock dividend of

May 12, 1995 to the beginning of 1995. Exclusive of the retroactive restatement for the stock dividend, earnings per share would have been $.48 for the three months ended March 31, 1995. For the three months ended March 31, 1996,

dividends of $.17 per common share were declared and paid.

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

Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation.

     The aggregate amortized cost and market values of the investment securities portfolio at March 31 were as follows:


                                                              MARCH 31, 1996
                                        ------------------------------------------------------------
                                                         GROSS           GROSS
                                        AMORTIZED      UNREALIZED       UNREALIZED        MARKET
(in thousands)                            COST           GAINS           LOSSES           VALUE
- ----------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
U.S. Treasury and Government
 Agencies and Corporations            $   15,391     $       35      $      --        $   15,426
Mortgage-Backed Securities                17,968             --            569            17,399
- ----------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity       33,359             35            569            32,825
- ----------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
 Agencies and Corporations                27,187            499            458            27,228
Mortgage-Backed Securities               861,635          4,968         10,074           856,529
Municipal Securities                      11,551            296            119            11,728
Other Debt Securities                     57,593            773            791            57,575
- ----------------------------------------------------------------------------------------------------
 Total Securities Available for Sale     957,966          6,536         11,442           953,060
- ----------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio $  991,325      $   6,571      $  12,011        $  985,885
====================================================================================================



                                                              March 31, 1995
                                        ------------------------------------------------------------
                                                         Gross           Gross
                                        Amortized      Unrealized       Unrealized        Market
(in thousands)                            Cost           Gains           Losses           Value
- ----------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
U.S. Treasury and Government
 Agencies and Corporations            $   11,960     $       --      $      --        $   11,960
Mortgage-Backed Securities               415,288          2,680          3,509           414,459
Municipal Securities                       8,477            138            192             8,423
- ----------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity      435,725          2,818          3,701           434,842
- ----------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
 Agencies and Corporations                33,618            233            685            33,166
Mortgage-Backed Securities               274,389          1,578          2,207           273,760
Other Debt Securities                    109,848            671             42           110,477
- ----------------------------------------------------------------------------------------------------
 Total Securities Available for Sale     417,855          2,482          2,934           417,403
- ----------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio $  853,580      $   5,300      $   6,635        $  852,245
====================================================================================================




       At March 31, 1996 a net unrealized loss of $2.9 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of

Condition as compared to a total net unrealized gain of $6.8 million on

Securities Available for Sale at December 31, 1995.  For details regarding investment securities at December 31, 1995, refer to Note 3 of the

Consolidated Financial Statements incorporated in the Corporation's 10-K filed

March 18, 1996.

 NOTE D - MORTGAGE SERVICING RIGHTS

     The Corporation adopted the provisions of Statement of Financial Accounting

Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122")

effective January 1, 1996. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value of the servicing rights. The Corporation used the market prices under comparable servicing sales contracts to determine the fair value of the servicing rights created during the first quarter. SFAS No. 122 precludes retroactive application to previously reported periods. Accordingly, amounts for the three months ended March 31, 1995 were accounted for under the original SFAS

No. 65. Therefore, results for the first three months of 1996 are not comparable to the results for the first three months of 1995.

     Originated loan servicing rights, net of accumulated amortization and impairment at March 31, 1996 were as follows:


                                                            Mortgage
                                                            Servicing
                                                              Rights
- -------------------------------------------------------------------------
Balance at January 1, 1996                                  $    --
Additions                                                     1,064
Amortization                                                     74
Sales of Servicing Rights                                        --
- -------------------------------------------------------------------------
Balance at March 31, 1996                                   $   990
- -------------------------------------------------------------------------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         --------------------------------------------------
         OPERATIONS AND FINANCIAL CONDITION
         ----------------------------------

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


FINANCIAL REVIEW
- ----------------


EARNINGS SUMMARY
- ----------------

     Provident recorded a 43% increase in net income over the same period a year ago. Net income for the quarter ended March 31, 1996 was $5.3 million, or $.64 per share, compared to $3.7 million or $.46 per share, for the first quarter of the prior year. The higher earnings in 1996 were mainly due to consumer loan growth and increased fee income. Consumer loans outstanding grew $318 million as total loans increased 7% to $1.44 billion. Total loans would have been higher except for $281 million in residential mortgage loans that were securitized in

December 31, 1995. Non-interest income adjusted for security sales increased 57%

over the first quarter of 1995. The non-interest income increase was driven by fee based services on higher account volume and mortgage banking income. Higher account volume and continued investment in fee based initiatives contributed to a 10.6% increase in operating expenses. There was a $5.4 million provision for loan losses during the quarter with net charge-offs of $5.3 million. The significant increase in net charge-offs was directly attributable to the deterioration of a single commercial credit.

NET INTEREST INCOME
- -------------------

     Tax-equivalent net interest income was $21.9 million for the first quarter of 1996 which represented a $1.9 million increase over the prior year.  Growth in average earning assets contributed $2.6 million to net interest income which was partially offset by a 15 basis point drop in net interest margin.

     Provident's interest income on earning assets rose $5.3 million from the first quarter of 1995, the result of a $283 million expansion in average earning asset balances offset in part by a 9 basis point decline in yield. Earning asset growth was the result of increases of $318 million in consumer loans, $30 million in commercial business loans and $38 million in real estate construction and commercial mortgage loans. Investments increased $151 million as the

Corporation securitized $281 million of residential real estate mortgage loans.

Mortgage loans held for sale increased $38 million. The decrease in the yield was mainly attributable to the lower interest rate environment.

     Total interest expense was $3.4 million above a year ago, the combined result of a $241 million increase in average interest-bearing liabilities,

including $47 million in brokered deposits, $54 million in certificates of deposit, $25 million in interest bearing demand deposits and $112 million of borrowings. In addition, the average rate paid increased 9 basis points.

     As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income has been decreased by $546 thousand and interest expense has been reduced by $534 thousand, for a net decrease of $12 thousand for the quarter ending March 31, 1996. The forward yield curve indicates that short-term rates will increase by 75 basis points and long term rates will increase 25 basis points over the next twelve months. The

Corporation's analysis indicates that if management did not adjust its March 31,

1996 off-balance sheet positions and the forward yield curve assumptions became reality, off-balance sheet positions would decrease net interest income by $2.4 million over the next twelve months.

PROVISION FOR LOAN LOSSES
- -------------------------

     The Corporation recorded a $5.4 million provision for loan losses for the quarter. Net charge-offs were $5.3 million compared to net charge-offs of $93 thousand for the first quarter of 1995. The increase in charge-offs is primarily attributed to one large commercial loan which deteriorated rapidly toward the end of the first quarter. The deterioration resulted from a substantial loss in market share by the borrower during their critical selling season of December through March. Sales have continued to drop well below expectation and recovery is not anticipated. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with Executive Management to review the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1996 was $21.6 million,

up slightly from the $20.8 million a year ago. At March 31, 1996, the allowance represented 1.49% of total loans and 129% of non-performing and past due loans.

Total non-performing and past due loans were $16.7 million at March 31, 1996 compared to $8.9 million at March 31, 1995. Residential mortgage loans represented $10.2 million of total non-performing loans at March 31, 1996, $6.8 million of which are insured or guaranteed by the United States Government. Also contributing to the rise was the increase in consumer loans outstanding of $342 million from the first quarter, 1995.

NON-INTEREST INCOME
- -------------------

     Non-interest income totaled $13.8 million in the first quarter of 1996 compared to $5.6 million in 1995. Net of securities gains of $5.1 million,

non-interest income increased 57%. This increase was driven by fee based services on higher account volume and mortgage banking income. The mortgage originations were $102 million for the first quarter of 1996 compared to $67 million for the first quarter of 1995. Deposit service fees continued their upward trend, increasing 53% over the prior year following a 31% rise in the number of retail demand deposit accounts from the first quarter of 1995 and a change in the fee structure.

NON-INTEREST EXPENSE
- --------------------

     First quarter non-interest expense of $21.9 million was 11% or $2.1 million higher than a year ago. Salaries and benefits rose 20% largely the result of increased mortgage banking activities and additional supermarket branch locations.

     Occupancy costs increased $164 thousand or 8.9% over last year and furniture and equipment expense increased $244 thousand resulting from branch network expansion and upgrades of technology.

     External processing fees increased $627 thousand due to increased account volume. All other expenses decreased a total of $950 thousand mainly benefiting from the reduction of the FDIC insurance premium.

INCOME TAXES
- ------------

     Provident recorded income tax expense of $2.9 million based on income before taxes of $8.2 million, an effective tax rate of 35.7%. During the first quarter of 1995, Provident recorded tax expense of $1.9 million on pre-tax income of $5.6 million, an effective tax rate of 33.5%. The increase in the effective tax rate from 33.5% for 1995 to 35.7% for 1996 is primarily due to the

1995 change in the federal tax rate on deferred items which resulted in a one time reduction in the effective tax rate in the year of the change.

FINANCIAL CONDITION
- -------------------

     Total assets of the Corporation increased $100.6 million from December 31,

1995 to March 31, 1996 as loan balances increased $110.3 million. Consumer loans were up $87.6 million, commercial business loans $9.5 million, real estate construction loans $10.3 million and real estate mortgage loans $2.9 million.

Securities available for sale and investment securities declined $62.7 million.

In addition, mortgage loans held for sale declined $17.5 million. Total deposits ended the quarter at $1.65 billion, an increase of $77.7 million over the

December 31, 1995 level. Non-interest bearing deposits increased $9.4 million from December 31, 1995 levels while interest bearing deposits increased $68.4 million. Borrowings decreased $32.1 million from December 31, 1995 ending the quarter at $753.4 million.

     At March 31, 1996, loans held for sale, investments available for sale and investment securities maturing within one year totaled $1.02 billion or 41% of total liabilities, compared to  $1.10 billion or 46% as of  December 31, 1995.

     At quarter-end, the leverage ratio was 7.22% and total stockholders' equity represented 10.22% of risk adjusted assets.  These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

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

  Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed as part of this report are listed below:

               (3.1) Articles of Incorporation of Provident Bankshares Corporation.*

               (3.2)  Amended and Restated Bylaws of Provident
                      Bankshares Corporation.**

            (11)  Statement re: Computation of Per Share Earnings.
            (27)  Financial Data Schedule.

         (b) Reports on Form 8-K

             There were no current reports on Form 8-K filed during the quarter ended March 31, 1996.

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

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              PROVIDENT BANKSHARES CORPORATION
                              --------------------------------
                                        Registrant


May 13, 1996                       /s/  Peter M. Martin
                                   ------------------------------------------
                                        Peter M. Martin
                                        President and Chief Operating Officer



May 13, 1996                       /s/  R. Wayne Hall
                                   ------------------------------------------
                                        R. Wayne Hall
                                        Treasurer

                                   EXHIBIT INDEX
                                   -------------

Exhibit  Description
- -------  -----------

 (11)    Statement re: Computation of Per Share Earnings      filed herewith
 (27)    Financial Data Schedule                              filed herewith