Form 10-Q
period 1996-06-30
PROVIDENT BANKSHARES CORP
filed 1996-08-13
CIK 818969

                        SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      ----------


                                      FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
June 30, 1996                                                   0-16421


                          PROVIDENT BANKSHARES CORPORATION
                          --------------------------------
              (Exact Name of Registrant as Specified in its Charter)




           Maryland                                               52-1518642
- -------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                                Identification
                                                                   Number)



             114 East Lexington Street; Baltimore, Maryland 21202
                  (Address of Principal Executive Offices)



                                (410) 281-7000
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes /X/  No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 8,449,682 shares outstanding at August 5, 1996.

              PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                               TABLE OF CONTENTS
                               -----------------

                                                                         PAGE
PART I - FINANCIAL INFORMATION
Item 1.       Financial Statements

              Consolidated Statement of Financial Condition--
              June 30, 1996 and 1995 and  December 31, 1995                3

              Consolidated Statement of Income--
              Three and Six Months Ended June 30, 1996 and 1995            4

              Consolidated Statement of Cash Flows--
              Six Months Ended June 30, 1996 and 1995                      5

              Notes to Consolidated Financial Statements                   6


Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10


PART II -     OTHER INFORMATION                                           14

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

PART I.  FINANCIAL INFORMATION


CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                             June 30          December 31               June 30
(dollars in thousands)                                                          1996                 1995                  1995
- -------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                 $     57,247         $     49,891         $     53,369
Short-Term Investments                                                         1,058                2,710                5,945
Mortgage Loans Held for Sale                                                  96,906               86,326               69,470
Securities Available for Sale                                                895,338            1,017,697              422,536
Investment Securities (Market Value $31,430, $31,018 and
  $443,568 at June 30, 1996, December 31, 1995, and
  June 30, 1995, respectively)                                                32,347               31,420              433,634
Loans:
   Consumer                                                                  964,712              778,467              609,862
   Commercial Business                                                       226,608              205,876              180,627
   Real Estate -- Construction                                               117,879               77,896               63,542
   Real Estate -- Mortgage                                                   262,758              270,549              551,808
- -------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                           1,571,957            1,332,788            1,405,839
Less:  Allowance for Loan Losses                                              21,733               21,462               20,931
- -------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                             1,550,224            1,311,326            1,384,908
- -------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                   32,978               33,059               29,942
Accrued Interest Receivable                                                   18,114               16,778               15,033
Other Assets                                                                  18,669               13,754               33,945
- -------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $  2,702,881         $  2,562,961         $  2,448,782
- -------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                   $    143,759         $    132,479         $    128,276
  Interest-Bearing                                                         1,603,964            1,436,860            1,367,851
- -------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                         1,747,723            1,569,339            1,496,127
- -------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                        455,929              517,641              518,275
Long-Term Debt                                                               284,508              267,865              242,950
Other Liabilities                                                             32,935               23,708               27,023
- -------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                        2,521,095            2,378,553            2,284,375
- -------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
  Issued 8,655,385, 8,125,403 and 8,025,785 Shares at June 30, 1996,
  December 31, 1995 and June 30, 1995, respectively                            8,655                8,125                8,026
Capital Surplus                                                               93,842               78,951               76,665
Retained Earnings                                                             88,645               93,031               85,505
Net Unrealized Gain (Loss) on Debt Securities                                 (6,866)               6,791               (3,299)
Treasury Stock at Cost -- 228,066 Shares at June 30, 1996,
  December 31, 1995 and June 30, 1995                                         (2,490)              (2,490)              (2,490)
- -------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                 181,786              184,408              164,407
- -------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                              $  2,702,881         $  2,562,961         $  2,448,782
===============================================================================================================================


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                                       Three Months Ended               Six Months Ended
                                                                             June 30                         June 30
- --------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                 1996            1995            1996            1995
- --------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                     $   32,342      $   28,753     $    61,803      $   55,021
Interest on Securities                                             15,690          15,115          32,436          30,023
Tax-Advantaged Interest                                               749             448           1,501             887
Interest on Short-Term Investments                                     44              50              81             123
- --------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                           48,825          44,366          95,821          86,054
- --------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                               15,441          13,952          30,510          26,825
Interest on Short-Term Borrowings                                   6,776           6,741          13,277          13,176
Interest on Long-Term Debt                                          3,918           3,201           7,654           5,813
- --------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                          26,135          23,894          51,441          45,814
- --------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                              22,690          20,472          44,380          40,240
Less: Provision for Loan Losses                                       375             245           5,775             245
- --------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES              22,315          20,227          38,605          39,995
- --------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                                 4,581           2,988           8,196           5,350
Mortgage Banking Activities                                         3,209           1,331           6,509           3,440
Commissions and Fees                                                  785             506           1,538           1,167
Net Securities Gains (Losses)                                         (65)         (2,776)          5,005          (2,776)
Other Non-Interest Income                                           1,130           4,859           2,234           5,321
- --------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                        9,640           6,908          23,482          12,502
- --------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                     12,149          10,670          24,272          20,775
Occupancy Expense, Net                                              1,928           1,868           3,943           3,719
Furniture and Equipment Expense                                     1,576           1,320           3,078           2,578
External Processing Fees                                            2,421           1,789           4,709           3,450
Other Non-Interest Expense                                          4,827           5,138           8,782          10,043
- --------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                      22,901          20,785          44,784          40,565
- --------------------------------------------------------------------------------------------------------------------------

INCOME BEFORE TAXES                                                 9,054           6,350          17,303          11,932
Income Tax Expense                                                  3,449           1,945           6,393           3,817
- --------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                     $    5,605      $    4,405     $    10,910      $    8,115
==========================================================================================================================
NET INCOME PER SHARE                                           $     0.64      $     0.52     $      1.25      $     0.95
==========================================================================================================================


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries




                                                                                       Six Months Ended June 30
- ---------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                      1996                       1995
- ---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                               $     10,910                 $    8,115
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                              3,277                      2,616
        Provision for Loan Losses                                                  5,775                        245
        Provision for Deferred Income Tax Benefit                                   (631)                      (663)
        Realized Net Securities (Gains) Losses                                    (5,005)                     2,776
        Loans Originated or
         Acquired and Held for Sale                                             (227,192)                  (161,759)
        Proceeds from Sales of Loans                                             219,423                    137,697
        Loss (Gain) on Sales of Loans                                             (2,811)                       138
        Other Operating Activities                                                10,222                      4,494
- --------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                3,058                    (14,456)
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                  13,968                     (6,341)
- --------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Principal Collections and Maturities of Securities Available for Sale         106,549                     44,790
   Principal Collections and Maturities of Securities Held to Maturity             2,876                     20,345
   Proceeds on Sales of Securities Available for Sale                            188,378                    142,014
   Purchases of Securities Held to Maturity                                       (3,832)                   (11,346)
   Purchases of Securities Available for Sale                                   (190,477)                  (185,096)
   Loan Originations and Purchases
    Less Principal Collections                                                  (242,734)                  (132,897)
   Purchases of Premises and Equipment                                            (2,464)                    (2,624)
- --------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                           (141,704)                  (124,814)
- --------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net Increase in Deposits                                                      178,384                     47,550
   Net Increase (Decrease) in Short-Term Borrowings                              (61,712)                    39,025
   Proceeds from Long-Term Debt                                                   56,750                     55,750
   Payments and Maturities of Long-Term Debt                                     (40,107)                        --
   Issuance of Common Stock                                                        2,891                      2,679
   Cash Dividends on Common Stock                                                 (2,766)                    (1,909)
- --------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        133,440                    143,095
- --------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              5,704                     11,940
   Cash and Cash Equivalents at Beginning of Year                                 52,601                     47,374
- --------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $     58,305                $    59,314
====================================================================================================================

SUPPLEMENTAL DISCLOSURES
- --------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                    $     29,668                $    23,925
Income Taxes Paid (Received)                                                       8,122                      3,054
Stock Dividend                                                                    12,530                      8,278


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 1996


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals)

considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31,

1996. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange

Commission on March 18, 1996.

NOTE B - EARNINGS PER SHARE

     Net income per share is based on the number of weighted average common shares outstanding for the three and six month periods ended June 30, 1996

(8,781,634 and 8,756,709 shares respectively) which includes common stock equivalents resulting from outstanding stock options. The results for 1995 have been given retroactive treatment to the beginning of the year for the May 10,

1996 and May 12, 1995 stock dividends. Exclusive of the retroactive restatement for the stock dividends, earnings per share were $.54 and $1.00 for the three and six month periods ended June 30, 1995. For the three and six month periods ended June 30, 1996, respective dividends of $.18 and $.35, per common share were declared and paid.


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

     The aggregate amortized cost and market values of the investment securities portfolio at June 30 were as follows:

                                                                            JUNE 30, 1996
                                             --------------------------------------------------------------------------
                                                                     GROSS               GROSS
                                              AMORITIZED          UNREALIZED           UNREALIZED            MARKET
(in thousands)                                   COST                GAINS               LOSSES              VALUE
- -----------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                $      15,726         $       --          $        --          $     15,726
Mortgage-Backed Securities                        16,621                 --                  917                15,704
- -----------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity               32,347                 --                  917                31,430
- -----------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations                       27,163                 60                   11                27,212
Mortgage-Backed Securities                       815,995              3,217               14,813               804,399
Municipal Securities                              11,550                229                  181                11,598
Other Debt Securities                             52,021                390                  282                52,129
- -----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale            906,729              3,896               15,287               895,338
- -----------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio       $    939,076         $    3,896          $    16,204          $    926,768
=======================================================================================================================


                                                                              June 30, 1995
                                              -------------------------------------------------------------------------
                                                                    Gross               Gross
                                               Amortized          Unrealized          Unrealized               Market
                                                 Cost               Gains               Losses                 Value
                                              -------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                 $     13,398         $       --          $        --          $     13,398
Mortgage-Backed Securities                       411,761             10,625                  872               421,514
Municipal Securities                               8,475                286                  105                 8,656
- -----------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity              433,634             10,911                  977               443,568
- -----------------------------------------------------------------------------------------------------------------------

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations                 $     33,212                554                  507                33,259
Mortgage-Backed Securities                       235,878              3,636                2,040               237,474
Other Debt Securities                            150,947              1,856                1,000               151,803
- -----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale            420,037              6,046                3,547               422,536
- -----------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio       $    853,671         $   16,957          $     4,524          $    866,104
=======================================================================================================================



     At June 30, 1996 a net unrealized loss of $6.9 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of

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

Financial Statements incorporated in the Corporation's 10-K filed March 18,

1996.

NOTE D - MORTGAGE SERVICING RIGHTS

     The Corporation adopted the provisions of Statement of Financial Accounting

Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No. 122")

effective January 1, 1996. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value of the servicing rights. The Corporation used the market prices under comparable servicing sales contracts to determine the fair value of the servicing rights created during the first quarter. SFAS No. 122 precludes retroactive application to previously reported periods. Accordingly, amounts for the six months ended June 30, 1995 were accounted for under the original SFAS

No. 65. Therefore, results for the first six months of 1996 are not comparable to the results for the first six months of 1995.

     Originated loan servicing rights, net of accumulated amortization and impairment at June 30, 1996 were as follows:



                                                                  Mortgage
                                                                 Servicing
                                                                  Rights
- --------------------------------------------------------------------------------
Balance at January 1, 1996                                        $  --
Additions                                                          1,696
Amortization                                                         116
Sales of Servicing Rights                                            990
- --------------------------------------------------------------------------------
Balance at June 30, 1996                                          $  590
- --------------------------------------------------------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW
- ----------------

EARNINGS SUMMARY
- ----------------
     Provident recorded a 27% increase in net income over the same period a year ago. Net income for the quarter ended June 30, 1996 was $5.6 million, or $.64 per share, compared to $4.4 million or $.52 per share, for the second quarter of the prior year. The higher earnings in 1996 were mainly due to loan growth and increased fee income. Consumer loans outstanding grew $355 million as total loans increased 11.8% to $1.57 billion. Total loans would have been higher except for $281 million in residential mortgage loans that were securitized in the fourth quarter of 1995. Non-interest income adjusted for nonrecurring items increased 80% over the second quarter of 1995. The non-interest income increase was driven by fee based services on higher account volume and mortgage banking income. Higher account volume and continued investment in business initiatives contributed to a 10.2% increase in operating expenses. There was a $375 thousand provision for loan losses during the quarter with net charge-offs of $198 thousand.

NET INTEREST INCOME
- -------------------

     Tax-equivalent net interest income was $22.9 million for the second quarter of 1996 which represented a $2.2 million increase over the prior year. Growth in average earning assets contributed $2.7 million to net interest income which was partially offset by a 6 basis point drop in net interest margin.

     Provident's interest income on earning assets rose $5.8 million from the second quarter of 1995, the result of a $294 million expansion in average earning asset balances offset in part by an 18 basis point decline in yield.

Earning asset growth was the result of increases of $354 million in consumer loans, $44 million in commercial business loans and $50 million in real estate construction and commercial mortgage loans. Investments increased $97 million.

Residential mortgage loans declined $293 million as the Corporation securitized

$281 million of residential real estate mortgage loans during the fourth quarter of 1995. Mortgage loans held for sale increased $41 million. The decrease in the yield was mainly attributable to the lower interest rate environment.

     Total interest expense was $2.2 million above a year ago, the combined result of a decrease of 12 basis points in the average rate paid and a $257 million increase in the average
outstanding balance of interest-bearing liabilities. Included in this increase were $79 million in brokered deposits, $15 million in certificates of deposit,

$29 million in interest bearing demand deposits, $28 million in savings and money market deposits and $107 million of borrowings.

     As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income has been decreased by $340 thousand and interest expense has been reduced by $323 thousand, for a net decrease of $17 thousand for the quarter ending June 30, 1996. For the six months ending June 30, 1996, interest income has been decreased by $624 thousand and interest expense has been reduced $940 thousand for an increase in net interest income of $316 thousand. Amortization of closed positions reduced interest income by $261 thousand and increased interest expense $123 thousand for the current quarter. For the six months ending June 30, 1996, amortization of closed positions decreased interest income $522 thousand and increased interest expense $206 thousand. The forward yield curve indicates that short-term rates will increase by 100 basis points and long term rates will increase 25 basis points over the next twelve months. The Corporation's analysis indicates that if management did not adjust its June 30, 1996 off-balance sheet positions and the forward yield curve assumptions becomes reality, off-balance sheet positions would increase net interest income by $123 thousand over the next twelve months. This compares to a decrease in net interest income of $1.5 million should interest rates remain the same.

PROVISION FOR LOAN LOSSES
- -------------------------

     The Corporation recorded a $375 thousand provision for loan losses for the quarter. Net charge-offs were $198 thousand compared to net charge-offs of $114 thousand for the second quarter of 1995. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1996 was

$21.7 million, up slightly from the $20.9 million a year ago. At June 30, 1996,

the allowance represented 1.38% of total loans and 112% of non-performing and past due loans. Total non-performing and past due loans were $19.4 million at

June 30, 1996 compared to $10.1 million at June 30, 1995. Residential mortgage loans represented $10.1 million of total non-performing loans at June 30, 1996,

$6.4 million of which are insured or guaranteed by the United States Government.

Also contributing to the rise was the increase in consumer loans outstanding of

$355 million from the second quarter, 1995.

NON-INTEREST INCOME
- -------------------

     Non-interest income totaled $9.6 million in the second quarter of 1996 compared to $6.9 million in 1995. Net of non-recurring items, non-interest income increased 80%. This increase was driven by fee based services on higher account volume and mortgage banking income. The mortgage originations were $119 million for the second quarter of 1996 compared to $104 million for the second quarter of 1995. Deposit service fees continued their upward trend, increasing

53% over the prior year following a 28% rise in the number of retail demand deposit accounts from the second quarter of 1995 and a change in the fee structure.

NON-INTEREST EXPENSE
- --------------------

     Second quarter non-interest expense of $22.9 million was 10% or $2.1 million higher than a year ago. Salaries and benefits rose 14% largely the result of increased mortgage banking activities and additional supermarket branch locations.

     Occupancy costs increased $60 thousand or 3.2% over last year and furniture and equipment expense increased $256 thousand resulting from branch network expansion and upgrades of technology.

     External processing fees increased $632 thousand due to increased account volume. All other expenses decreased a total of $311 thousand mainly benefiting from the reduction of the FDIC insurance premium.

INCOME TAXES
- ------------

     Provident recorded income tax expense of $3.4 million based on income before taxes of $9.1 million, an effective tax rate of 38.1%. During the second quarter of 1995, Provident recorded tax expense of $1.9 million on pre-tax income of $6.4 million, an effective tax rate of 30.6%. The increase in the effective tax rate from 30.6% for 1995 to 38.1% for 1996 is primarily due to a federal tax benefit received during the second quarter of 1995.

FINANCIAL CONDITION
- -------------------

     Total assets of the Corporation increased $140 million from December 31,

1995 to June 30, 1996 as loan balances increased $239 million. Consumer loans were up $186 million, commercial business loans $21 million and real estate construction loans $40 million while real estate mortgage loans declined $8 million. Securities available for sale and investment securities declined $121 million to support the above loan growth. In addition, mortgage loans held for sale increased $11 million. Total deposits ended the quarter at $1.75 billion,

an increase of $178 million over the December 31, 1995 level. Non-interest bearing deposits increased $11 million
from December 31, 1995 while interest bearing deposits increased $167 million.

Borrowings decreased $45 million from December 31, 1995 ending the quarter at

$740 million.

     At June 30, 1996, loans held for sale, investments available for sale and investment securities maturing within one year totaled $993 million or 39% of total liabilities, compared to $1.10 billion or 46% as of December 31, 1995.

     At quarter-end, the leverage ratio was 7.09% and total stockholders' equity represented 10.43% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

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

          (3.2) By-laws of Provident Bankshares Corporation, as amended.**

          (11)  Statement re: Computation of Per Share Earnings.

          (27)  Financial Data Schedule.

            (b) Reports on Form 8-K

            There were no current reports on Form 8-K filed during the quarter ended June 30, 1996.

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


                                      PROVIDENT BANKSHARES CORPORATION
                                      --------------------------------
                                                Registrant



August 12, 1996                                 Peter M. Martin
                                                ---------------
                                                Peter M. Martin
                                     President and Chief Operating Officer




August 12, 1996                                 R. Wayne Hall
                                                -------------
                                                R. Wayne Hall
                                                  Treasurer

                                   EXHIBIT INDEX
                                   -------------


  Exhibit    Description
  -------    -----------

   (11)    Statement re: Computation of Per Share Earnings       Filed herewith
   (27)    Financial Data Schedule                               Filed herewith