Form 10-Q
period 1996-09-30
PROVIDENT BANKSHARES CORP
filed 1996-11-12
CIK 818969

                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    ----------


                                    FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
September 30, 1996                                               0-16421

                         PROVIDENT BANKSHARES CORPORATION
                         --------------------------------
               (Exact Name of Registrant as Specified in its Charter)


           Maryland                                              52-1518642
-------------------------------                               ----------------
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                                Identification
                                                                   Number)


                114 East Lexington Street, Baltimore, Maryland 21202
                ----------------------------------------------------
                      (Address of Principal Executive Offices)


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

Common Stock, par value $1.00 per share, 8,459,492 shares outstanding at November 1, 1996.

                 PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                  TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Condition--
         September 30, 1996 and 1995 and  December 31, 1995                   3

         Consolidated Statement of Income--
         Three and Nine Months Ended September 30, 1996 and 1995              4

         Consolidated Statement of Cash Flows--
         Nine Months Ended September 30, 1996 and 1995                        5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition                    10


PART II - OTHER INFORMATION                                                  14

Item 1.  Legal Proceedings

Item 2.  Changes in Securities

Item 3.  Defaults upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES                                                                   15


EXHIBIT INDEX                                                                16

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                           September 30    December 31    September 30
(dollars in thousands)                                             1996           1995            1995
------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                       $  47,549    $    49,891       $  50,124
Short-Term Investments                                            6,755          2,710           3,523
Mortgage Loans Held for Sale                                     54,116         86,326          87,995
Securities Available for Sale                                   871,062      1,017,697         356,695
Securities Held to Maturity (Market Value $31,372, $31,018
  and $434,869 at September 30, 1996, December 31, 1995,
  and September 30, 1995, respectively)                          32,148         31,420         424,738
Loans:
   Consumer                                                   1,075,038        778,467         725,639
   Commercial Business                                          235,686        205,876         184,128
   Real Estate -- Construction                                  118,727         77,896          63,887
   Real Estate -- Mortgage                                      278,676        270,549         552,627
------------------------------------------------------------------------------------------------------
     Total Loans                                              1,708,127      1,332,788       1,526,281
Less:  Allowance for Loan Losses                                 23,370         21,462          21,100
------------------------------------------------------------------------------------------------------
     Net Loans                                                1,684,757      1,311,326       1,505,181
------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                      32,368         33,059          31,034
Accrued Interest Receivable                                      19,317         16,778          15,981
Other Assets                                                     25,273         13,754          23,745
------------------------------------------------------------------------------------------------------
Total Assets                                               $  2,773,345   $  2,562,961  $    2,499,016
======================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                      $    141,517   $    132,479  $      121,256
  Interest-Bearing                                            1,567,606      1,436,860       1,416,354
------------------------------------------------------------------------------------------------------
    Total Deposits                                            1,709,123      1,569,339       1,537,610
------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                           571,761        517,641         501,785
Long-Term Debt                                                  276,738        267,865         262,917
Other Liabilities                                                27,286         23,708          25,563
------------------------------------------------------------------------------------------------------
    Total Liabilities                                         2,584,908      2,378,553       2,327,875
------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
  Issued 8,686,909, 8,125,403 and 8,112,480 Shares at
  September 30, 1996, December 31, 1995 and September 30,
  1995, respectively                                              8,687          8,125           8,112
Capital Surplus                                                  94,552         78,951          78,721
Retained Earnings                                                92,735         93,031          89,138
Net Unrealized Gain (Loss) on Debt Securities                    (5,047)         6,791          (2,340)
Treasury Stock at Cost--228,066 Shares at September 30, 1996,
  December 31, 1995 and September 30, 1995                       (2,490)        (2,490)         (2,490)
------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                    188,437        184,408         171,141
------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                  $ 2,773,345   $  2,562,961    $  2,499,016
======================================================================================================

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                         Three Months Ended         Nine Months Ended
                                                            September 30               September 30
-----------------------------------------------------------------------------------------------------
(in thousands, except per share data)                    1996         1995          1996         1995
-----------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                           $ 34,981     $ 30,992      $ 96,784     $ 86,013
Interest on Securities                                 15,440       14,358        47,876       44,381
Tax-Advantaged Interest                                   586          383         2,087        1,270
Interest on Short-Term Investments                         98           69           179          192
-----------------------------------------------------------------------------------------------------
   Total Interest Income                               51,105       45,802       146,926      131,856
-----------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                   16,643       14,346        47,153       41,171
Interest on Short-Term Borrowings                       7,018        7,307        20,295       20,483
Interest on Long-Term Debt                              4,185        3,408        11,839        9,221
-----------------------------------------------------------------------------------------------------
   Total Interest Expense                              27,846       25,061        79,287       70,875
-----------------------------------------------------------------------------------------------------
  Net Interest Income                                  23,259       20,741        67,639       60,981
Less: Provision for Loan Losses                         1,838          300         7,613          545
-----------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses  21,421       20,441        60,026       60,436
-----------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                     4,888        3,508        13,084        8,858
Mortgage Banking Activities                             4,807        2,075        11,316        5,515
Commissions and Fees                                      734          455         2,272        1,622
Net Securities Gains (Losses)                              42           19         5,047       (2,757)
Other Non-Interest Income                               1,181        1,642         3,415        6,963
-----------------------------------------------------------------------------------------------------
   Total Non-Interest Income                           11,652        7,699        35,134       20,201
-----------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                         12,219       11,017        36,491       31,792
Occupancy Expense, Net                                  2,081        2,033         6,024        5,752
Furniture and Equipment Expense                         1,632        1,346         4,710        3,924
External Processing Fees                                2,750        1,910         7,459        5,360
Other Non-Interest Expense                              4,840        4,194        13,622       14,237
-----------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                          23,522       20,500        68,306       61,065
-----------------------------------------------------------------------------------------------------
Income Before Taxes                                     9,551        7,640        26,854       19,572
Income Tax Expense                                      3,646        2,830        10,039        6,647
-----------------------------------------------------------------------------------------------------
Net Income                                           $  5,905     $  4,810     $  16,815    $  12,925
-----------------------------------------------------------------------------------------------------
Net Income Per Share                                 $   0.67     $   0.56     $    1.92    $    1.51
-----------------------------------------------------------------------------------------------------

CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries



                                                                           Nine Months Ended September 30
---------------------------------------------------------------------------------------------------------
(in thousands)                                                                     1996            1995
---------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net Income                                                               $    16,815       $  12,925
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                             4,937           3,965
        Provision for Loan Losses                                                 7,613             545
        Provision for Deferred Income Tax (Benefit)                                (495)          8,486
        Realized Net Securities (Gains) Losses                                   (5,047)          2,757
        Loans Originated or
          Acquired and Held for Sale                                           (358,760)       (274,283)
        Proceeds from Sales of Loans                                            395,120         231,988
        Gain on Sales of Loans                                                   (4,150)           (154)
        Other Operating Activities                                               (6,957)          2,215
---------------------------------------------------------------------------------------------------------
  Total Adjustments                                                              32,261         (24,481)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 49,076         (11,556)
---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
   Principal Collections and Maturities of Securities Available for Sale        137,087          75,871
   Principal Collections and Maturities of Securities Held to Maturity            3,277          37,163
   Proceeds on Sales of Securities Available for Sale                           232,693         177,923
   Purchases of Securities Held to Maturity                                      (4,047)        (18,924)
   Purchases of Securities Available for Sale                                  (238,117)       (185,096)
   Loan Originations and Purchases
    Less Principal Collections                                                 (376,859)       (253,247)
   Purchases of Premises and Equipment                                           (3,236)         (4,881)
---------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                          (249,202)       (171,191)
---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
   Net Increase in Deposits                                                     139,784          89,033
   Net Increase in Short-Term Borrowings                                         54,120          22,535
   Proceeds from Long-Term Debt                                                 131,750          90,750
   Payments and Maturities of Long-Term Debt                                   (122,877)        (15,033)
   Issuance of Common Stock                                                       3,633           4,821
   Cash Dividends on Common Stock                                                (4,581)         (3,086)
---------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                       201,829         189,020
---------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                             1,703           6,273
   Cash and Cash Equivalents at Beginning of Year                                52,601          47,374
---------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  54,304      $   53,647
=========================================================================================================

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                      $  44,139      $   38,671
Income Taxes Paid (Received)                                                     11,752          (5,373)
Stock Dividend                                                                   12,530           8,278

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
SEPTEMBER 30, 1996

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995 as filed with the Securities and Exchange Commission on March 18, 1996.

NOTE B - EARNINGS PER SHARE

        Net income per share is based on the number of weighted average common shares outstanding for the three and nine month periods ended September 30, 1996 (8,808,011 and 8,774,548 shares respectively) which includes common stock equivalents resulting from outstanding stock options. The results for 1995 have been given retroactive treatment to the beginning of the year for the May 10, 1996 and May 12, 1995 stock dividends. Exclusive of the retroactive restatement for the stock dividends, earnings per share were $.58 and $1.58 for the three and nine month periods ended September 30, 1995. For the three and nine month periods ended September 30, 1996, respective dividends of $.19 and $.52, per common share were declared and paid.

NOTE C - INVESTMENT SECURITIES

        Effective December 31, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the investment portfolio is divided among three categories: investment securities, securities available for sale and trading account securities. Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation.

          The aggregate amortized cost and market values of the investment securities portfolio at September 30 were as follows:


                                                       September  30, 1996
                                          -----------------------------------------------
                                                        Gross        Gross
                                          Amortized   Unrealized   Unrealized   Market
(in thousands)                               Cost       Gains        Losses     Value
-----------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury and Government
 Agencies and Corporations                $  15,941   $       --   $      --   $  15,941
Mortgage-Backed Securities                   16,207           --         776      15,431
-----------------------------------------------------------------------------------------
Total Securities Held to Maturity            32,148           --         776      31,372
-----------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
 Agencies and Corporations                    5,011           16          --       5,027
Mortgage-Backed Securities                  827,165        3,513      12,139     818,539
Municipal Securities                         11,550          255         138      11,667
Other Debt Securities                        30,674           79          49      30,704
Equity Securities                             5,010          115          --       5,125
-----------------------------------------------------------------------------------------
Total Securities Available for Sale         879,410        3,978      12,326     871,062
-----------------------------------------------------------------------------------------
Total Investment Securities Portfolio     $ 911,558   $    3,978   $  13,102   $ 902,434
=========================================================================================

                                                       September  30, 1995
                                          -----------------------------------------------
                                                        Gross        Gross
                                          Amortized   Unrealized   Unrealized   Market
(in thousands)                               Cost       Gains        Losses     Value
-----------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
U.S. Treasury and Government
 Agencies and Corporations                $  13,146   $       --   $      --   $  13,146
Mortgage-Backed Securities                  403,117       10,776         929     412,964
Municipal Securities                          8,475          340          56       8,759
-----------------------------------------------------------------------------------------
Total Securities Held to Maturity           424,738       11,116         985     434,869
-----------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
 Agencies and Corporations                   27,235          512         475      27,272
Mortgage-Backed Securities                  211,955        3,549         492     215,012
Other Debt Securities                       113,799        1,513         901     114,411
-----------------------------------------------------------------------------------------
Total Securities Available for Sale         352,989        5,574       1,868     356,695
-----------------------------------------------------------------------------------------
Total Investment Securities Portfolio     $ 777,727   $   16,690   $   2,853   $ 791,564
=========================================================================================

     At September 30, 1996 a net unrealized loss of $5.0 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized gain of $6.8 million on Securities Available for Sale at December 31, 1995. For details regarding investment securities at December 31, 1995, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 18, 1996.

NOTE D - MORTGAGE SERVICING RIGHTS

        The Corporation adopted the provisions of Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS No. 122") effective January 1, 1996. SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value of the servicing rights. The Corporation used the market prices under comparable servicing sales contracts to determine the fair value of the servicing rights created during the first quarter. SFAS No. 122 precludes retroactive application to previously reported periods. Accordingly, amounts for the nine months ended September 30, 1995 were accounted for under the original SFAS No. 65. Therefore, results for the first nine months of 1996 are not comparable to the results for the first nine months of 1995.

        Originated loan servicing rights, net of accumulated amortization and impairment at September 30, 1996 were as follows:

                                                        Mortgage
                                                        Servicing
                                                         Rights
------------------------------------------------------------------
Balance at January 1, 1996                               $    --
Additions                                                  2,633
Amortization                                                 181
Sales of Servicing Rights                                  1,580
------------------------------------------------------------------
Balance at September 30, 1996                            $   872
------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

        Provident recorded a 23% increase in net income over the same period a year ago. Net income for the quarter ended September 30, 1996 was $5.9 million or $.67 per share, compared to $4.8 million or $.56 per share for the third quarter of the prior year. The higher earnings in 1996 were mainly due to loan growth and increased fee income. Consumer loans outstanding grew $349 million as total loans increased 11.9% to $1.71 billion. Total loans would have been higher except for $281 million in residential mortgage loans that were securitized and reclassified as investments in the fourth quarter of 1995. Non-interest income increased 51% over the third quarter of 1995, driven by fee based services on higher account volume and mortgage banking income. Higher account volume and continued investment in business initiatives contributed to a 14.7% increase in operating expenses. There was a $1.8 million provision for loan losses during the quarter with net charge-offs of $201 thousand.

NET INTEREST INCOME

        Resulting from growth in average earning assets, tax-equivalent net interest income rose to $23.5 million for the third quarter of 1996, a $2.6 million increase over the prior year. Income growth was partially offset by a 1 basis point drop in net interest margin.

        Provident's interest income on earning assets rose $5.3 million from the third quarter of 1995, the result of a $301 million expansion in average earning asset balances offset in part by a 7 basis point decline in yield. Growth in total average earning assets was provided by increases of $374 million in consumer loans, $53 million in commercial business loans, $54 million in real estate construction and $8 million in commercial mortgage loans. Investments increased $103 million. Residential mortgage loans declined $289 million as the Corporation securitized $281 million of residential real estate mortgage loans during the fourth quarter of 1995. The decrease in the yield was mainly attributable to the lower interest rate environment.

        Total interest expense was $2.8 million above a year ago, the combined result of a decrease of 2 basis points in the average rate paid and a $253 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $151 million in matched maturity brokered deposits, $31 million in interest-bearing demand/money market deposits, $23 million in savings and $50 million of borrowings.

        As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income has been decreased by $513 thousand and interest expense has been increased by $89 thousand, for a net decrease of $602 thousand for the quarter ending September 30, 1996. For the nine months ending September 30, 1996, interest income has been decreased by $1.65 million and interest expense has been reduced $646 thousand for a decrease in net interest income of $1.0 million. Included in this net interest income decrease were amortization of closed positions which reduced interest income by $263 thousand and increased interest expense $275 thousand (a net decrease of $538 thousand) for the current quarter and decreased interest income $783 thousand and increased interest expense $480 thousand ( a net decrease of $1.26 million) for the nine months ending September 30, 1996. Without the amortization of closed positions, off-balance sheet positions reduced net interest income $64 thousand for the current quarter and increased net interest income $260 thousand for the nine months ended September 30, 1996. The forward yield curve indicates that short-term rates will increase by 50 basis points and long-term rates will increase 25 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its September 30, 1996 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions would increase net interest income by $479 thousand over the next twelve months. This compares to a decrease in net interest income of $2.5 million should interest rates remain unchanged.

PROVISION FOR LOAN LOSSES

        The Corporation recorded a $1.8 million provision for loan losses for the quarter. Net charge-offs were $201 thousand compared to net charge-offs of $131 thousand for the third quarter of 1995. The Corporation continues to emphasize loan quality and closely monitors potential problem credits.

        Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1996 was $23.4 million, up from the $21.1 million a year ago. At September 30, 1996, the allowance represented 1.37% of total loans and 190% of non-performing loans. Total non-performing loans were $12.3 million at September 30, 1996 unchanged from September 30, 1995. Residential mortgage loans represented $4.0 million while consumer loans represented $8.1 million of total non-performing loans at September 30, 1996. Non-performing loans as a percent of loans outstanding at September 30, 1996 were .72% compared to .81% at September 30, 1995.

NON-INTEREST INCOME

        Non-interest income totaled $11.7 million in the third quarter of 1996 compared to $7.7 million in 1995. This increase was driven by fee based services on higher account volume and mortgage banking income. Mortgage banking income increased $2.7 million fueled by $2.03 million in gains from sales of mortgage servicing rights. Mortgage originations were $98.1 million for the third quarter of 1996 compared to $126 million for the third quarter of 1995. Deposit service fees continued their upward trend, increasing 39% over the prior year following a 24% rise in the number of retail demand deposit accounts from the third quarter of 1995 and a change in the fee structure. Commercial deposit fees increased 4% and commercial loan fees increased 30%, reflecting an increase in loan originations and an intensified focus on commercial business development.

NON-INTEREST EXPENSE

        Third quarter non-interest expense of $23.5 million was 14.7% or $3.0 million higher than a year ago. Salaries and benefits rose 10.9%, largely to staff additional supermarket branch locations, check cashing facilities, and a loan production office.

        Occupancy costs increased $48 thousand or 2.4% over last year and furniture and equipment expense increased $286 thousand required by branch network expansion and upgrades of technology.

        External processing fees increased $840 thousand due to increased account volume. All other expenses increased a total of $646 thousand after an FDIC insurance premium refund in the third quarter of 1995 and a one-time SAIF premium of $90 thousand in the third quarter of 1996.

INCOME TAXES

        Provident recorded income tax expense of $3.6 million on income before taxes of $9.6 million, an effective tax rate of 38.2%. During the third quarter of 1995, Provident's tax expense was $2.8 million on pre-tax income of $7.6 million, an effective tax rate of 37.0%. The increase in the effective tax rate is primarily due to a federal tax benefit received during the third quarter of 1995.

FINANCIAL CONDITION

        Total assets of the Corporation increased $210 million from December 31, 1995 to September 30, 1996 as loan balances increased $375 million. Consumer loans were up $297 million, commercial business loans $30 million and real estate construction loans $41 million. Securities available for sale declined $147 million to help fund the loan growth and mortgage loans held for sale decreased $32 million. Total deposits ended the quarter at $1.71 billion, an increase of $140 million over the December 31, 1995 level. Non-interest bearing deposits increased $9 million from December 31, 1995 while interest bearing deposits increased $131 million. Borrowings increased $63 million from December 31, 1995 ending the quarter at $848 million.

        At September 30, 1996, loans held for sale, investments available for sale and investment securities maturing within one year totaled $925 million or 36% of total liabilities, compared to $1.10 billion or 46% as of December 31, 1995.

        At quarter-end, the leverage ratio was 7.10% and total stockholders' equity represented 10.28% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

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

         (a) The exhibits filed as part of this report are listed below:

             (3.1)    Articles of Incorporation of Provident Bankshares
                      Corporation.*

             (3.2)    By-laws of Provident Bankshares Corporation, as amended.**

             (11)     Statement re: Computation of Per Share Earnings.

             (27)     Financial Data Schedule.

         (b) Reports on Form 8-K

             There were no current reports on Form 8-K filed during the quarter ended September 30, 1996.

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


                                           PROVIDENT BANKSHARES CORPORATION
                                           --------------------------------
                                                       Registrant



November 12, 1996                                  /s/ Peter M. Martin
                                                   -------------------
                                                       Peter M. Martin
                                           President and Chief Operating Officer



November 12, 1996                                  /s/ R. Wayne Hall
                                                   -----------------
                                                       R. Wayne Hall
                                                         Treasurer

                                 EXHIBIT INDEX


Exhibit    Description                                Sequentially Numbered Page
-------    -----------                                --------------------------

 (11)    Statement re: Computation of Per Share Earnings          17

 (27)    Financial Data Schedule                                  18