Form 10-K405
period 1996-12-31
PROVIDENT BANKSHARES CORP
filed 1997-03-07
CIK 818969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               Commission file number
          December 31, 1996                           0-16421

                                -----------------

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 31, 1997 was $332,270,679.

     At January 31, 1997, the Registrant had 8,583,575 shares of $1.00 par value common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I.                                                        Page
                                                               ----

Item 1.  Business                                               3
Item 2.  Properties                                             4
Item 3.  Legal Proceedings                                      4
Item 4.  Submission of Matters to a Vote of
          Security Holders                                      4


PART II.

Item 5.  Market for Registrant's Common Equity and
          Related Stockholder Matters                           4
Item 6.  Selected Financial Data                                5
Item 7.  Management's Discussion and Analysis
          of Financial Condition and Results of Operations      6
Item 8.  Financial Statements and Supplementary Data           26
Item 9.  Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure               55


PART III.

Item 10. Directors and Executive Officers of the
          Registrant                                           55
Item 11. Executive Compensation                                55
Item 12. Security Ownership of Certain Beneficial
          Owners and Management                                55
Item 13. Certain Relationships and Related
          Transactions                                         55

PART IV.

Item 14. Exhibits, Financial Statement Schedules and
          Reports on Form 8-K                                  55
         Signatures                                            56

PART I

ITEM 1.  BUSINESS

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank of Maryland ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1996, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.
     For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 14 through 21.

MORTGAGE BANKING ACTIVITIES
Provident Mortgage Corp. ("PMC"), a subsidiary of the Bank, was formed in 1992 in conjunction with the acquisition of Consolidated Mortgage Corporation, ("CMC") which occurred during July 1992. The purpose of PMC is to offer a broad range of mortgage lending products to consumers and thereby enhance the Corporation's mortgage banking operations.

BANKING SERVICES ACTIVITIES
Provident Investment Center, Inc. ("PIC"), a subsidiary of the Bank, was formed in 1993 to provide consumers a competitive range of banking products, such as purchased annuities and mutual funds.

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

EMPLOYEES
At December 31, 1996, the Corporation and its subsidiaries had 966 employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

COMPETITION
The Corporation encounters substantial competition in all areas of its business. There are three commercial banks based in Maryland with assets in excess of $1 billion. The Bank also faces competition from savings and loan associations, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual funds and various other financial services firms.
     Current federal law allows acquisitions of bank holding companies nationwide. Further, Maryland law in some instances allows acquisitions among banks in Maryland with banks in other states, provided that the other jurisdiction has approved reciprocal interstate banking legislation. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Maryland may occur.

REGULATION
The Corporation is registered as a bank holding company, under the Bank Holding Company Act of 1956. As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The Bank Holding Company Act imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of or direct or indirect ownership or control of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in nonbanking activities.

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

ITEM 3.  LEGAL PROCEEDING

Refer to Note 12 of Item 8--"Financial Statements and Supplementary Data."



ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None


PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 1996 and 1995 is shown in the table of Consolidated Quarterly Results of Operations, Market Prices and Dividends contained on page 13 of Management's Discussion and Analysis (Item 7). At January 31, 1997, there were approximately 2,709 holders of record of the Corporation's common stock.
     For the year 1996, the Corporation declared and paid dividends of $.72 per share of common stock outstanding. See Note 10 of Notes to Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries for a discussion of the effect of the liquidation account of the Bank on the ability of the Corporation to pay dividends. Certain provisions of Maryland banking law impose limitations on the amount of dividends payable by the Corporation, but none is as restrictive as the liquidation account.



ITEM 6.  SELECTED FINANCIAL DATA

Table 1

                                                                                      Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                        1996         1995          1994          1993          1992
====================================================================================================================================
Interest Income (tax-equivalent)                                $   200,226   $  180,560    $  134,639    $  118,166    $  116,722
Interest Expense                                                    108,107       96,866        62,027        53,757        62,041
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                                 92,119       83,694        72,612        64,409        54,681
Provision for Loan Losses                                             9,918        1,545           500         1,516         9,150
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses                  82,201       82,149        72,112        62,893        45,531
Non-Interest Income                                                  39,979       31,976        26,699        24,161        13,876
Net Securities Gains (Losses)                                         5,507       (2,729)          571         2,951         3,768
Non-Interest Expense                                                 91,781       83,115        79,286        75,751        57,746
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes and Cumulative Effect of
 Change in Accounting Principle                                      35,906       28,281        20,096        14,254         5,429
Income Tax Expense (tax-equivalent)                                  12,886       10,256         7,566         5,390         1,210
Cumulative Effect of Change in Accounting
 for Purchased Mortgage Servicing Rights                                 --           --            --           733            --
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $    23,020   $   18,025    $   12,530    $    8,131    $    4,219
====================================================================================================================================
Per Share Amounts:
  Net Income Before Cumulative Effect of
   Change in Accounting Principle                               $      2.62   $     2.10    $     1.63    $     1.21    $      .60
  Cumulative Effect of Change in Accounting
   for Purchased Mortgage Servicing Rights                               --           --            --           .10            --
------------------------------------------------------------------------------------------------------------------------------------
  Net Income -- Primary                                         $      2.62   $     2.10    $     1.63    $     1.11    $      .60
  Net Income -- Fully Diluted                                          2.60         2.10          1.63          1.11           .59
====================================================================================================================================
  Cash Dividends Paid                                           $       .72   $      .54    $      .38    $      .26    $      .18
====================================================================================================================================
Tax-Equivalent Adjustment                                       $       832   $      754    $      417    $      317    $      353
====================================================================================================================================
Total Assets                                                    $ 2,798,839   $2,562,961    $2,283,762    $1,843,968    $1,633,963
Total Stockholders' Equity                                          197,181      184,408       150,322       133,945       116,217
Return on Average Assets                                                .86%         .75%          .66%          .48%          .27%
Return on Average Equity                                              12.24        10.77          9.16          6.71          3.71
Stockholders' Equity to Assets                                         7.05         7.20          6.58          7.26          7.11
Average Equity to Average Assets                                       7.02         7.00          7.21          7.10          7.25
Dividend Payout Ratio                                                 27.48        25.72         23.37         23.70         30.27

Note: Tax advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1996, 1995 and 1994, 38.62% in 1993 and 34.50% in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 1996. The outlook for the Corporation based upon current trends and actions taken during the year is also included. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.
    Provident Bankshares Corporation ("the Corporation"), through its wholly-owned subsidiary, Provident Bank of Maryland ("the Bank"), offers consumer and commercial banking services throughout central Maryland. The Bank offers related financial services through its wholly-owned subsidiaries, including mortgages through Provident Mortgage Corp. (PMC), and mutual funds and annuities through Provident Investment Center (PIC).
    The Corporation recorded significantly improved operating results in 1996, as earnings totaled $23 million or $2.60 per share on a fully diluted basis, a 28% increase over the $18.0 million or $2.10 (adjusted for 5% stock dividend) per share earned in 1995. The growth in net earnings was attributable to an $8.4 million rise in tax-equivalent net interest income and a $16.2 million increase in non-interest income. These increases were partially offset by an $8.7 million increase in operating expenses and $8.4 million rise in the provision for loan losses. These variances are discussed in more detail beginning on the following pages.

FINANCIAL TRENDS

[The following tables are representative of graphs shown on page 6 of the Annual Report.]

--------------------------------------------------------------------------------

                           RETURN ON AVERAGE ASSETS

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
               .27%       .48%       .66%       .75%       .86%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           RETURN ON AVERAGE EQUITY

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
               3.71%      6.71%      9.16%     10.77%     12.24%
------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        AVERAGE ASSETS (in billions)

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
               $1.57      $1.71      $1.90     $2.39      $2.68
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         AVERAGE EQUITY (in millions)

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
               $113.8    $121.2     $136.8     $167.3     $188.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            NET INCOME (in millions)

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
              $4.219     $8.131    $12.530    $18.025    $23.020
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    CASH DIVIDENDS PER SHARE (in dollars)

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
              $  .18     $  .26     $  .38     $  .54     $  .72
                           Cash Dividends Per Share
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                      EARNINGS PER SHARE (in dollars)

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
              $  .59     $ 1.11     $ 1.63     $ 2.10     $ 2.60
                       Fully Diluted Earnings Per Share

                                         6

RESULTS OF OPERATIONS

NET INTEREST INCOME

The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits as this presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with the table 2 -- "Analysis of Changes in Net Interest Income" and table 3 "Consolidated Average Balances -- Interest Income and Expense and Yields and Rates".
    Tax-equivalent net interest income for 1996 increased $8.4 million or 10.1% from 1995 as average earning assets grew $286 million over the prior year. Net interest margin dropped by 7 basis points primarily caused by lower yields on interest earning assets.
     Provident's interest income increased $19.7 million or 10.9% during the year primarily due to the growth in average earning assets offset in part by a 10 basis point decrease in yield. The decrease in yield was mainly due to a slightly lower interest rate environment. The increase in average earning assets resulted from a $178 million increase in the loan portfolios and $101 million increase in the investment portfolio. Consumer loans grew $346 million offset by a decline of $265 million in the residential mortgage portfolio, the result of a $282 million securitization at the end of 1995. The commercial business and real estate construction portfolios also experienced growth. Interest income earned on the loan portfolio increased $13.8 million reflecting higher loan outstandings. Average investments increased $101 million during the period mainly due to the securitization described above. The yield on investments and loans fell 17 basis points and 7 basis points, respectively. Interest lost from non-accruing loans was $440 thousand compared to $302 thousand in 1995.
     Interest expense increased $11.2 million from 1995 resulting from a $245 million growth in average interest bearing liabilities. The overall cost of funds remained relatively flat during 1996 as costs on total interest bearing liabilities declined one basis point. Excluding the effect of off-balance sheet positions in each year, total costs of interest bearing liabilities would have declined 14 basis points. The average rate paid on borrowed funds decreased 19 basis points during 1996.
     The increase in average interest bearing liabilities reflects a $79.6 million rise in borrowed funds and a $165 million increase in interest bearing deposits, $105 million of which is associated with matched maturity brokered deposits. Non-interest bearing demand deposit accounts grew by $22 million or 19%.
     Future growth in net interest income will depend upon consumer and commercial loan demand and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 23 for further discussion of the impact of current trends on net interest income in 1996.



ANALYSIS OF CHANGES IN NET INTEREST INCOME
Table 2
                                                 1996/1995                                            1995/1994
                               -----------------------------------------------     ------------------------------------------------

                                                 Variance Due To Change In                            Variance Due To Change In
                                              --------------------------------                    --------------------------------

(in thousands)                 Net Increase/   Average   Average     Average       Net Increase/   Average    Average    Average
(tax-equivalent basis)          (Decrease)      Rate     Volume    Rate/Volume      (Decrease)      Rate      Volume   Rate/Volume
===================================================================================================================================
INTEREST INCOME FROM:
Loans:
  Consumer                       $ 27,118    $  (811)  $ 28,388      $(459)          $13,371     $  2,138     $10,616    $   617
  Commercial Business               2,432     (1,496)     4,297       (369)            4,360        1,500       2,566        294
  Real Estate -- Construction       3,177       (861)     4,594       (556)            1,508        1,324         149         35
  Real Estate -- Mortgage         (18,948)     1,537    (19,744)      (741)            2,446        1,873         546         27
Mortgage Loans Held for Sale          357       (102)       470        (11)           (1,044)         542      (1,443)      (143)
Federal Funds Sold and Securities
 Purchased Under Resale Agreements     --         --         --         --               (18)          --         (18)        --
Other Short-Term Investments           37        (27)        71         (7)              243            1         232         10
U.S. Treasury and Government
 Agencies and Corporations           (754)        (2)      (752)        --               217           38         177          2
Corporate Securities                   --         --         --         --            (1,414)          --      (1,414)        --
Mortgage-Backed Securities         10,406     (1,095)    11,769       (268)           17,517        1,869      14,748        900
Municipal Securities                  255        (20)       283         (8)              475           22         419         34
Other Debt Securities              (4,698)       154     (4,763)       (89)            8,260           --       8,260         --
Equity Securities                     284         --        284         --               --            --          --         --
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income            19,666     (2,487)    22,459       (306)           45,921        8,202      35,553      2,166
-----------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE ON:
Demand/Money Market Deposits          305       (523)       894        (66)              811          597         195         19
Savings Deposits                    1,722      1,280        406         36            (3,084)      (2,656)       (504)        76
Certificates of Deposit             6,221       (770)     7,188       (197)           15,594        5,024       7,553      3,017
Individual Retirement Accounts       (250)      (210)       (41)         1               729          567         147         15
Short-Term Borrowings                 447     (1,779)     2,378       (152)           15,078        3,474       9,106      2,498
Long-Term Debt                      2,796        458      2,259         79             5,711        1,324       3,716        671
-----------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense           11,241       (136)    11,393        (16)           34,839       14,347      16,643      3,849
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income              $  8,425    $(2,351)  $ 11,066      $(290)          $11,082     $ (6,145)    $18,910    $(1,683)
===================================================================================================================================




The table above analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. The calculation of rate, volume and rate/volume variances is based upon a procedure established for banks by the Securities and Exchange Commission. Rate, volume and rate/volume variances presented for each component will not total to the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES
Provident Bankshares Corporation and Subsidiaries
Table 3
                                                                1996                                        1995
                                                --------------------------------------      ---------------------------------------
(dollars in thousands)                            Average       Yield/      Income/          Average        Yield/        Income/
(tax-equivalent basis)                            Balance        Rate       Expense          Balance         Rate         Expense
===================================================================================================================================
ASSETS
INTEREST-EARNING ASSETS:
Loans:(2)
  Consumer                                      $  958,398      8.06%      $ 77,263       $  611,956        8.19%        $ 50,145
  Commercial Business                              227,563      8.73         19,866          182,571        9.55           17,434
  Real Estate -- Construction                      102,361     10.06         10,299           62,224       11.45            7,122
  Real Estate -- Mortgage                          272,908      8.07         22,020          526,790        7.78           40,968
                                                ----------                 --------       ----------                     --------
    Total Loans(1)                               1,561,230      8.29        129,448        1,383,541        8.36          115,669
                                                ----------                 --------       ----------                     --------
Mortgage Loans Held for Sale                        64,933      7.36          4,777           58,697        7.53            4,420
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                      --        --             --               --          --               --
Other Short-Term Investments                         6,041      4.92            297            4,742        5.48              260
U.S. Treasury and Government
 Agencies and Corporations                          32,966      6.98          2,300           43,751        6.98            3,054
Corporate Securities                                    --        --             --               --          --               --
Mortgage-Backed Securities                         858,513      6.82         58,560          689,907        6.98           48,154
Municipal Securities                                11,917      8.37            998            8,634        8.61              743
Other Debt Securities                               46,277      7.70          3,562          109,308        7.56            8,260
Equity Securities                                    2,983      9.52            284               --          --               --
                                                ----------                 --------       ----------                     --------
  Total Investment Securities(2)                   952,656      6.90         65,704          851,600        7.07           60,211
                                                ----------                 --------       ----------                     --------
Trading Account Securities                              --        --             --               --          --               --
                                                ----------                 --------       ----------                     --------
  Total Interest-Earning Assets                  2,584,860      7.75        200,226        2,298,580        7.85          180,560
                                                ----------                 --------       ----------                     --------
Less: Allowance for Loan Losses                    (22,129)                                  (20,908)
Cash and Due From Banks                             45,656                                    41,120
Other Assets                                        69,629                                    70,202
                                                ----------                                ----------
Total Assets                                    $2,678,016                                $2,388,994
                                                ==========                                ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand/Money Market Deposits                    $  267,237       2.76         7,370       $  237,200        2.98            7,065
Savings Deposits                                   591,339       2.74        16,179          575,196        2.51           14,457
Certificates of Deposit                            589,616       5.83        34,394          469,763        6.00           28,173
Individual Retirement Accounts                     105,680       5.80         6,134          106,370        6.00            6,384
Short-Term Borrowings                              503,878       5.59        28,188          464,094        5.98           27,741
Long-Term Debt                                     269,852       5.87        15,842          230,022        5.67           13,046
                                                ----------                 --------       ----------                     --------
  Total Interest-Bearing Liabilities             2,327,602       4.64       108,107        2,082,645        4.65           96,866
                                                ----------                 --------       ----------                     --------

Noninterest-Bearing Demand Deposits                138,598                                   116,151
Other Liabilities                                   23,819                                    22,866
Stockholders' Equity                               187,997                                   167,332
                                                ----------                                ----------
Total Liabilities and Stockholders' Equity      $2,678,016                                $2,388,994
                                                ==========                                ==========
Net Interest-Earning Assets                     $  257,258                                $  215,935
                                                ==========                                ==========
Net Interest Income (tax-equivalent)                                         92,119                                        83,694
Less: Tax-Equivalent Adjustment                                                (832)                                         (754)
                                                                           --------                                      --------
Net Interest Income                                                        $ 91,287                                      $ 82,940
                                                                           ========                                      ========
Net Yield on Interest-Earning
 Assets (tax-equivalent)                                        3.57%                                       3.64%

(1)  Average loan balances include non-accrual loans.
(2)  Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1996, 1995 and 1994, 38.62% in 1993, and 34.50% in 1992.

                                                              9


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES
Provident Bankshares Corporation and Subsidiaries
Table 3
                                                        1994                          1993                          1992
                                           -----------------------------  ----------------------------  ---------------------------
(dollars in thousands)                       Average   Yield/   Income/     Average  Yield/   Income/     Average  Yield/   Income/
(tax-equivalent basis)                       Balance    Rate    Expense     Balance   Rate    Expense     Balance   Rate    Expense
===================================================================================================================================

ASSETS
INTEREST-EARNING ASSETS:
Loans:(2)
  Consumer                                 $  474,869  7.74%  $  36,774  $  395,976  8.02%  $  31,753  $  265,114  9.65%  $  25,585
  Commerical Business                         152,624  8.57      13,074     140,903  7.70      10,853     132,771  7.97      10,577
  Real Estate -- Construction                  60,613  9.26       5,614      65,673  7.16       4,704      81,050  6.73       5,458
  Real Estate -- Mortgage                     519,423  7.42      38,522     259,037  7.86      20,371     166,846  8.83      14,729
                                           ----------         ---------  ----------         ---------  ----------         ---------
    Total Loans(1)                          1,207,529  7.78      93,984     861,589  7.86      67,681     645,781  8.73      56,349
                                           ----------         ---------  ----------         ---------  ----------         ---------
Mortgage Loans Held for Sale                   79,757  6.85       5,464     103,075  6.74       6,952      35,338  7.30       2,580
Federal Funds Sold and Securities
 Purchased Under Resale Agreements                565  3.19          18         367  2.72          10       5,348  3.70         198
Other Short-Term Investments                      323  5.26          17          --    --          --       1,371  4.45          61
U.S. Treasury and Government
 Agencies and Corporations                     41,182  6.89       2,837      46,514  7.49       3,485      48,130  7.49       3,603
Corporate Securities                           19,961  7.08       1,414     123,692  5.36       6,631     148,978  6.73      10,027
Mortgage-Backed Securities                    465,719  6.58      30,637     491,656  6.79      33,407     597,150  7.35      43,904
Municipal Securities                            3,371  7.95         268          --    --          --          --    --          --
Other Debt Securities                              --    --          --          --    --          --          --    --          --
Equity Securities                                  --    --          --          --    --          --          --    --          --
                                           ----------         ---------  ----------         ---------  ----------         ---------
  Total Investment Securities(2)              530,233  6.63      35,156     661,862  6.58      43,523     794,258  7.24      57,534
                                           ----------         ---------  ----------         ---------  ----------         ---------
Trading Account Securities                         --    --          --      14,188    --          --      30,057    --          --
                                           ----------         ---------  ----------         ---------  ----------         ---------
  Total Interest-Earning Assets             1,818,407  7.40     134,639   1,641,081  7.20     118,166   1,512,153  7.72     116,722
                                           ----------         ---------  ----------         ---------  ----------         ---------

Less:  Allowance for Loan Losses              (20,770)                      (20,568)                      (19,171)
Cash and Due From Banks                        35,538                        28,231                        20,170
Other Assets                                   63,225                        57,902                        57,565
                                           ----------                    ----------                    ----------
Total Assets                               $1,896,400                    $1,706,646                    $1,570,717
                                           ==========                    ==========                    ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand/Money Market Deposits               $  230,018  2.72       6,254  $  201,425  2.87       5,779  $  186,674  3.67       6,850
Savings Deposits                              592,213  2.96      17,541     556,526  3.19      17,765     503,223  4.09      20,563
Certificates of Deposit                       293,519  4.29      12,579     287,579  4.31      12,390     321,708  5.33      17,152
Individual Retirement Accounts                103,671  5.45       5,655     106,136  5.60       5,948     106,229  6.46       6,858
Short-Term Borrowings                         269,968  4.69      12,663     289,237  3.60      10,411     246,813  4.23      10,434
Long-Term Debt                                152,666  4.80       7,335      38,500  3.80       1,464       2,513  7.32         184
                                           ----------         ---------  ----------         ---------  ----------         ---------
  Total Interest-Bearing Liabilities        1,642,055  3.78      62,027   1,479,403  3.63      53,757   1,367,160  4.54      62,041
                                           ----------         ---------  ----------         ---------  ----------         ---------

Noninterest-Bearing Demand Deposits           100,191                        88,340                        78,123
Other Liabilities                              17,342                        17,680                        11,619
Stockholders' Equity                          136,812                       121,223                       113,815
                                           ----------                    ----------                    ----------
Total Liabilities and Stockholders'
 Equity                                    $1,896,400                    $1,706,646                    $1,570,717
                                           ==========                    ==========                    ==========
Net Interest-Earning Assets                $  176,352                    $  161,678                    $  144,993
                                           ==========                    ==========                    ==========
Net Interest Income (tax-equivalent)                            72,612                         64,409                        54,681
Less:  Tax-Equivalent Adjustment                                  (417)                          (317)                         (353)
                                                              --------                      ---------                     ---------
Net Interest Income                                           $ 72,195                      $  64,092                     $  54,328
                                                              ========                      =========                     =========
Net Yield on Interest-Earning                          3.99%                         3.92%                         3.62%
 Assets (tax-equivalent)

(1)  Average loan balances include non-accrual loans.
(2)  Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1996, 1995 and 1994, 38.62% in 1993, and 34.50% in 1992.

                                                               10

PROVISION FOR LOAN LOSSES

The provision for loan losses increased $8.4 million to $9.9 million in 1996. The increase was the result of overall growth in the loan portfolio of $406 million and a $5 million write-off of a single commercial credit. The corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.
     Net charge-offs were $6.6 million in 1996 compared to $976 thousand in 1995. The increase is mainly associated with the single commercial credit noted above. Net charge-offs as a percentage of average loans were .42% in 1996 compared to .07% in 1995. Absent the commercial credit charge-off, net charge-offs as a percentage of average loans for 1996 were .08%. Non-accrual loans ended the year at $13.9 million, an increase of $5.5 million over December 31, 1995, primarily caused by the $322 million growth in consumer loans.
     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 17 and 19.

NON-INTEREST INCOME

Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. Total non-interest income increased 56% to $45.5 million. Excluding net securities gains (losses) and interest income from a federal income tax refund, non-interest income increased $13.8 million or 53%.

The table below presents a comparative summary of the major components of non-interest income.


NON-INTEREST INCOME SUMMARY

Table 4
(in thousands)                                        1996             1995             1994             1993             1992
=================================================================================================================================
Service Charges on Deposit Accounts                 $18,089          $12,590          $ 8,146          $ 5,683          $ 3,738
Mortgage Banking Activities                          13,486            9,053           13,926            9,943            5,308
Commissions and Fees                                  2,928            2,101            2,922            1,446              509
Trading Account Profits                                  --               --               --              416            1,265
Credit Card Fees                                         --               --               --              426              939
Other Loan Fees                                       1,372              732              667              680              648
Interest Income on Tax Refund                            --            5,796               --               --               --
Gain on Sale of Credit Card Portfolio                    --               --               --            4,389               --
Other Non-Interest Income                             4,104            1,704            1,038            1,178            1,469
---------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                           39,979           31,976           26,699           24,161           13,876
Net Securities Gains (Losses)                         5,507           (2,729)             571            2,951            3,768
---------------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Income                         $45,486          $29,247          $27,270          $27,112          $17,644
=================================================================================================================================


     Loan fees increased $640 thousand from 1995. Retail loan fees increased $435 thousand while commercial fees were up $205 thousand. These increases are tied to an increase in loan volume.
     Deposit service charges rose 44% over the prior year due to a 51% or $4.7 million increase in retail demand deposit service fees. Interest-bearing demand deposits grew $18.5 million or 13.4% over last year while noninterest-bearing deposits increased $23.5 million or 19.6%. These increases are the result of continued promotion and sales efforts of retail deposit products.
     Income from mortgage banking activities increased $4.4 million, $3.9 million due to higher gains on the sale of mortgage loans. Gains from mortgage servicing rights increased $712 thousand offset in part by lower origination income of $562 thousand. Mortgage originations during the year declined $29 million to $388 million. This drop in originations reflects the decision to divest five mortgage origination offices in Pennsylvania and New Jersey.
     Provident Investment Center (PIC), a wholly owned subsidiary of the Bank offers annuities and mutual funds through an affiliation with a securities broker-dealer. Through concentrated sales efforts, additional licensing and training of branch sales personnel, income associated with these products increased by $689 thousand to $1.8 million.
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 125/127 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which become effective for the Corporation in 1997. These Statements provide accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These Statements are not expected to have any material affect on the results of the Corporation.

NON-INTEREST EXPENSE

Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities, external data processing and regulatory fees. Provident's non-interest expense of $91.8 million represented a 10.4% increase, compared to a 4.8% increase in 1995. The table below presents a comparative summary of the major components of non-interest expense.


NON-INTEREST EXPENSE SUMMARY
Table 5
(in thousands)                                        1996             1995             1994             1993             1992
=================================================================================================================================
Salaries and Employee Benefits                      $47,958          $43,302          $43,638          $43,444          $30,146
Occupancy Expense, Net                                8,061            7,685            7,257            6,947            5,784
Furniture and Equipment                               6,409            5,334            4,574            4,053            3,298
External Processing Fees                             10,143            7,784            6,430            4,877            4,735
Advertising and Promotion                             5,433            5,070            4,645            4,317            1,966
Communication and Postage                             3,319            2,692            2,337            1,716            1,433
Printing and Supplies                                 2,098            1,837            1,410            1,390              919
Regulatory Fees                                         347            1,830            3,038            2,892            2,820
Professional Services                                 2,349            1,852            1,884            1,712            2,012
Other Non-Interest Expense                            5,664            5,729            4,073            4,403            4,633
---------------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense                        $91,781          $83,115          $79,286          $75,751          $57,746
=================================================================================================================================

     Salaries and benefits increased $4.7 million during the year. Compensation increased $4.0 million while health insurance was up $272 thousand. Pension expense declined $923 thousand while the 401K match was up $693 thousand. The rise in compensation is attributable to merit increases, new branches and staffing our new Fast 'n Friendly Check Cashing centers. Commissions associated with increased activity within Provident Investment Center, Inc. and maintaining Saturday hours at most of our branches also contributed to increased compensation expense. The lower pension cost is due to the change in the pension plan to a cash balance plan. Health care claims experience led to the increase in health insurance expense.
     Occupancy costs grew $376 thousand or 4.9% over last year mainly due to additional rent and leasehold improvements in the branch network as well as additional space requirements at our headquarters and operations buildings. Total furniture and equipment expense increased $1.1 million as technology in the bank's office automation and branch platform systems continues to be upgraded.
     During the year, mortgage loan servicing was out-sourced and account volume grew causing external processing to increase $2.4 million or 30%.

INCOME TAXES

Provident recorded income tax expense of $12.1 million on pre-tax income of $35.1 million for an effective tax rate of 34.4%. This compares with a 34.5% effective tax rate for 1995.

FOURTH QUARTER RESULTS

Provident recorded net income of $6.2 million or $.70 per share in the fourth quarter of 1996, an increase of $1.1 million or 22% over the $5.1 million or $.59 per share recorded in the same period last year. The higher earnings are principally due to a 7.8% increase in net interest income, higher non-interest income and lower tax expense. Higher operating expenses and loan loss provision partially offset these increases.
     Tax-equivalent net interest income in the fourth quarter rose $1.7 million to $23.9 million as the net interest margin declined 10 basis points to 3.54% and average earning assets grew $268 million to $2.7 billion. The decrease in the net interest margin primarily reflected a lower interest rate environment for earning assets as well as the cost of off balance sheet transactions used in interest rate risk management.

     The Corporation recorded a provision for loan losses of $2.3 million during the quarter to provide for loan growth in the portfolio.
     Non-interest income increased 14 percent to $10.4 million. The increase is derived from fee based services as a result of higher account volumes, security gains and settlement of litigation. Fee income from retail fees increased $1.3 million and net security gains increased $432 thousand. These increases were partially offset by lower mortgage banking income mainly associated with lower sales of mortgage servicing rights and lower volume.
     Non-interest expense increased $1.4 million to $23.5 million because of higher compensation, advertising and promotion, and external processing expense. External processing costs rose $491 thousand due to increased account volume and outsourcing of mortgage processing. In addition, furniture and equipment expense increased $289 thousand associated with upgrading technology. Other non-interest expense increased $584 thousand mainly related to consulting and legal fees.

The following table presents quarterly trend data for 1996 and 1995.


CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS, MARKET PRICES AND DIVIDENDS

Table 6
                                                               1996                                           1995
                                           -----------------------------------------      ------------------------------------------
                                           Fourth     Third       Second      First       Fourth      Third      Second      First
(in thousands, except per share data)      Quarter    Quarter     Quarter    Quarter      Quarter    Quarter     Quarter    Quarter
====================================================================================================================================
Interest Income                            $52,468    $51,105     $48,825    $46,996      $47,950    $45,802     $44,366    $41,688
Interest Expense                            28,820     27,846      26,135     25,306       25,991     25,061      23,894     21,920
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                         23,648     23,259      22,690     21,690       21,959     20,741      20,472     19,768
Provision for Loan Losses                    2,305      1,838         375      5,400        1,000        300         245         --
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            21,343     21,421      22,315     16,290       20,959     20,441      20,227     19,768
Non-Interest Income                          9,892     11,610       9,705      8,772        9,018      7,680       9,684      5,594
Net Securities Gains (Losses)                  460         42         (65)     5,070           28         19      (2,776)        --
Non-Interest Expense                        23,475     23,522      22,901     21,883       22,050     20,500      20,785     19,780
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                          8,220      9,551       9,054      8,249        7,955      7,640       6,350      5,582
Income Tax Expense                           2,015      3,646       3,449      2,944        2,855      2,830       1,945      1,872
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                 $ 6,205    $ 5,905     $ 5,605    $ 5,305      $ 5,100    $ 4,810     $ 4,405    $ 3,710
====================================================================================================================================
Per Share Amounts:
Net Income -- Primary                      $   .70    $   .67     $   .64    $   .61      $   .59    $   .56     $   .52    $   .44
Net Income -- Fully Diluted                $   .70    $   .67     $   .64    $   .61      $   .59    $   .56     $   .52    $   .44
Market Prices: High                          39.13      35.38       33.75      32.03        32.14      29.88       25.13      22.67
               Low                           34.75      31.75       30.95      26.31        28.09      25.72       21.31      20.06
Cash Dividends Paid                            .20        .19         .17        .16          .15        .14         .13        .12
====================================================================================================================================

FINANCIAL CONDITION

SOURCE AND USE OF FUNDS

DEPOSITS

The following table presents information concerning the Bank's average deposits and rates for the respective years.

AVERAGE DEPOSITS

Table 7
                                          1996                1995                1994                1993                 1992
------------------------------------------------------------------------------------------------------------------------------------
                                    Average   Average   Average   Average   Average   Average   Average   Average   Average  Average
(dollars in thousands)              Balance    Rate     Balance    Rate     Balance    Rate     Balance    Rate     Balance   Rate
====================================================================================================================================
Noninterest-Bearing               $  138,598     --%  $  116,151     --%  $  100,191     --%  $   88,340     --%  $   78,123     --%
Money Market/Demand                  267,237   2.76      237,200   2.98      230,018   2.72      201,425   2.87      186,674   3.67
Savings                              591,339   2.74      575,196   2.51      592,213   2.96      556,526   3.19      503,223   4.09
Time:
  Certificates of Deposit            589,616   5.83      469,763   6.00      293,519   4.29      287,579   4.31      321,708   5.33
  Individual Retirement Accounts     105,680   5.80      106,370   6.00      103,671   5.45      106,136   5.60      106,229   6.46
                                  ----------          ----------          ----------          ----------          ----------

    Total Average Balance/Rate    $1,692,470   3.79%  $1,504,680   3.73%  $1,319,612   3.18%  $1,240,006   3.38%  $1,195,957   4.30%
                                  ==========          ==========          ==========          ==========          ==========
    Total Year-End Balance        $1,766,225          $1,569,339          $1,448,577          $1,282,921          $1,215,766
                                  ==========          ==========          ==========          ==========          ==========

The table below presents information at December 31, 1996, with respect to the maturity of Certificates of Deposit of $100,000 or more.

DEPOSIT MATURITIES

Table 8
                                                                     Maturities
                                        -------------------------------------------------------------------------
                                        Three Months       Over Three Months       Over Six Months       Over 12
(dollars in thousands)                    or Less            to Six Months           to 12 Months        Months        Total
==============================================================================================================================
Balance                                   $16,933              $11,353                  $4,135          $12,275       $44,696
Percent of Total                             37.9%                25.4%                    9.2%            27.5%        100.0%

-------------------------------------------------------------------------------
DEPOSITS (in billions)

[The following table is representative of the bar graph shown on the top of page 15 of the Annual Report to Stockholders.]

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
              $1.22      $1.28      $1.45      $1.57      $1.77

-------------------------------------------------------------------------------
The graph above reflects the steady growth in deposits over the respective years.
     A major portion of Provident's funding comes from core deposits which consists of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 44 branch banking locations. At December 31, 1996, core deposits represented 78% of total deposits and 53% of total liabilities. Provident's future funding growth is expected to be generated from deposit growth through strategies outlined below.
     The branch network strategy includes traditional full service branch locations supplemented with in-store branches. In-store branch locations are comprised of supermarket locations with plans in 1997 for locations in national retail superstores. Provident Bank of Maryland as of December 31, 1996 had 34 traditional branch locations and 10 in-store branches. The Corporation has an agreement with Super Rite Corporation to operate branches in their Metro and Basic supermarkets in the Baltimore Metropolitan area. Provident will selectively look for additional branch opportunities complementary to existing locations when the cost of entry is reasonable. The Corporation has two traditional branches and six in-store branches planned for 1997. Provident continues to attract increased commercial and retail deposits. Retail demand deposit balances at December 31, 1996 were up $35.5 million or 18% compared to year end 1995. During 1996, the Bank opened four Fast 'n Friendly Check Cashing centers with the purpose of offering alternative banking services. The Corporation has two new centers planned for 1997.
     Table 7 presents the average deposit balances and rates paid for the five years ended December 31, 1996. As this table indicates, Provident has a stable base of consumer savings deposits. During 1996, average deposits grew $188 million or 12.5% compared to 1995. Money market/demand deposits and noninterest-bearing deposits increased $52.5 million or 14.9%. This growth reflects Provident's emphasis on full banking relationships with its retail and commercial customers. Average time deposits increased $119.2 million or 21%, $105.1 million of which is attributable to matched maturity brokered deposits. Brokered deposits are utilized as a cheaper source of funds compared to other available sources of borrowed money whose terms can be matched against the assets funded. Savings deposits increased $16.1 million as a result of successful cross sell efforts by our branch personnel.

CREDIT RISK MANAGEMENT

Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risk, which is inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.
     Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. These procedures are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staffs are charged with reviewing the loan portfolio, identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Credit risk analysis assigns a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests risk assessment and determines the adequacy of the allowance for loan losses.
     The Financial Accounting Standards Board issued Statements of Financial Accounting Standards ("SFAS") No. 114/118 -- "Accounting by Creditors for Impairment of a Loan" which became effective for the Corporation in 1995. These Statements require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to the provisions of the SFAS No. 114/118. As of December 31, 1996, there were no commercial loans considered to be impaired.
                                            15

LOANS

The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.


LOAN PORTFOLIO SUMMARY

Table 9
(dollars in thousands)                  1996     %          1995     %          1994     %          1993     %         1992    %
===================================================================================================================================
Consumer                          $1,100,702   63.3%  $  778,467   58.4%  $  484,360   38.1%   $ 471,846   41.2%   $340,846  48.0%
Commercial Business                  250,395   14.4      205,876   15.5      178,668   14.0      133,773   11.7     139,181  19.6
Real Estate -- Construction:
  Residential                         90,003    5.2       65,868    4.9       49,464    3.9       42,001    3.7     26,903    3.8
  Commercial                           9,470     .5       12,028     .9        7,792     .6       17,318    1.5     44,085    6.2
Real Estate -- Mortgage:
  Residential                        127,208    7.3      123,037    9.2      417,501   32.8      357,888   31.2     63,854    8.9
  Commercial                         160,968    9.3      147,512   11.1      134,517   10.6      122,388   10.7     95,687   13.5
-----------------------------------------------------------------------------------------------------------------------------------
  Total Loans                     $1,738,746  100.0%  $1,332,788  100.0%  $1,272,302  100.0%  $1,145,214  100.0%  $710,556  100.0%
===================================================================================================================================



-------------------------------------------------------------------------------
LOANS (in billions)


[The following table is representative of the bar graph shown in the middle of page 16 of the Annual Report to Stockholders.]

               1992       1993       1994       1995       1996
               ----       ----       ----       ----       ----
              $ .71      $1.15      $1.27      $1.33      $1.74


-------------------------------------------------------------------------------

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in table 9, the mix of loans outstanding has shifted to more consumer orientation over the past five years. Growth in 1996 was experienced in all categories.
     Provident's residential mortgage lending includes the origination, sale and servicing of fixed and variable rate mortgage loans. Loans are originated through the offices of Provident Mortgage Corp. Mortgage origination activity in 1996 showed a slightly lower volume as originations totaled $388 million in 1996 compared to $417 million in 1995. In 1997, originations are projected to exceed 1996's production as more emphasis is being placed on the wholesale segment of the business. The residential real estate mortgage loan balance at December 31, 1996 was $127 million compared to $123 million at the end of the prior year.
     The servicing of residential mortgage loans may be retained or sold. During 1996, $413 million of bulk servicing was sold contributing $3.2 million to the total mortgage banking revenues. In addition, $227 million of loans sold servicing released contributed an additional $3.2 million. The mortgage servicing portfolio ended the year at $441 million. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 122 -- "Accounting for Mortgage Servicing Rights" -- which became effective for the Corporation in 1996. This statement requires mortgage banking enterprises that acquire mortgage servicing rights through either the purchase or origination of mortgage loans, and sells, or securitizes, those loans with servicing retained, to allocate the cost of the mortgage loans to the mortgage servicing rights and the loans.
     Provident offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. Provident's portfolio of acquired loans increased $123 million on average, ending the year at $422 million, and is predominately comprised of second mortgages.

     Consumer credit originated by Provident ended the year with a balance of $678.6 million, an increase of 37%. The majority of the increase is the result of automobile loans made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Auto loans made through this network of dealerships grew $132 million, ending the year at $279.3 million. Marine loan balances grew $32 million during 1996, totaling $166.4 million at year-end, and were produced primarily through correspondent brokers. Home equity lines of credit increased $6 million during the year and totaled $142.6 million at the end of 1996.
     Provident's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Commercial real estate mortgage loans increased $13.5 million or 9.1% while commercial construction loans decreased $2.6 million or 21.3%. Residential construction loans increased $24.1 million or 36.6% to end the year at $90.0 million.
     Provident's commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the central Maryland region. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Outstandings for the commercial loan portfolio were $250.4 million, an increase of $44.5 million from December 31, 1995. Provident has minimal exposure to highly leveraged transactions ("HLTs"). HLTs totaled $20.1 million as of year-end, and all are performing in accordance with their contractual terms.

NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets include loans on which interest is no longer accrued and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. Information with respect to non-performing assets and past due loans is presented in table 10 for the years indicated. As shown in the table, total non-performing assets increased $5.6 million, mainly in the consumer loan portfolio and past due loans increased $2.4 million, mainly in the residential mortgage loans. The $4.9 million increase in non-performing consumer loans is a result of a $322 million or 41% growth in the consumer loan portfolio. As of December 31, 1996, non-performing assets and past due loans ended the year at $14.8 million and $8.1 million, respectively. (See the discussion under Loans) The $7.8 million in past due residential mortgage loans are guaranteed or insured by an agency of United States government and no significant loss is anticipated. Non-performing commercial loans remained relatively unchanged from year to year.

[The following is representative of the bar graph shown in the middle of page 17 of the Annual Report to Stockholders.]

-------------------------------------------------------------------------------
NON-PERFORMING LOANS (as a percentage of period-end loans)

                              Non-Performing Loans
                         --------------------------------
                    1992      1993      1994      1995      1996
                    ----      ----      ----      ----      ----
                    1.86%      .57%      .51%     .64%      .80%

                             Allowance for Loan Losses
                             -------------------------
                    1992      1993      1994      1995      1996
                    ----      ----      ----      ----      ----
                    2.82%     1.79%     1.64%     1.61%     1.43%

-------------------------------------------------------------------------------

     The ratio of total non-performing loans to year-end loans grew to .80% from .64% at the end of 1995. The increase is mainly attributable to the growth in consumer loans. Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.

                                                                            Year Ended
(in thousands)                                                           December 31, 1996
--------------------------------------------------------------------------------------------
Gross interest income that would have been
  recorded had such loans been paid in
  accordance with original terms                                              $1,192

Interest income actually recorded                                                752

                                             17


NON-PERFORMING ASSETS AND PAST DUE LOANS
Table 10


                                                                      December 31,
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                            1996        1995        1994       1993         1992
========================================================================================================
Non-Accrual Loans:
  Consumer                                     $ 9,809      $4,868      $1,528     $1,284       $1,513
  Commercial Business                              142          60       1,096        137        2,887
  Real Estate -- Construction:
    Residential                                     37          --          --         --           --
    Commercial                                      --          80          --         --        5,817
  Real Estate -- Mortgage:
    Residential                                  3,818       3,470       3,883      2,911          674
    Commercial                                     125          --          --         --        2,318
--------------------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                       13,931       8,478       6,507      4,332       13,209
--------------------------------------------------------------------------------------------------------
Renegotiated Commercial Mortgage                    --          --          --      2,198           --
--------------------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Consumer                                          --          --          --         --           33
  Commercial Business                               --          --          --         --          400
  Real Estate -- Construction:
    Residential                                    132         526          --        542          337
    Commercial                                      --         150         459         --          340
  Real Estate -- Mortgage:
    Residential                                    702           3         116         66           --
    Commercial                                      --          --          --         --          300
--------------------------------------------------------------------------------------------------------
  Total Other Non-Performing Assets                834         679         575        608        1,410
--------------------------------------------------------------------------------------------------------
Total Non-Performing Assets                    $14,765      $9,157      $7,082     $7,138      $14,619
========================================================================================================
Past Due Loans:
  Consumer                                     $   237      $  559      $  270     $  121      $   864
  Commercial Business                               --          --          --         --           --
  Real Estate -- Construction:
    Residential                                     --          --          --         --           --
    Commercial                                      --          --          --         --           --
  Real Estate -- Mortgage:
    Residential                                  7,823       5,072         424        368          214
    Commercial                                      --          --          --         --           --
--------------------------------------------------------------------------------------------------------
  Total Past Due Loans                         $ 8,060      $5,631      $  694     $  489      $ 1,078
========================================================================================================
Ratios:
  Total Non-Performing Loans
   to Year-End Loans                               .80%        .64%        .51%       .57%        1.86%
  Total Non-Performing Assets
   to Year-End Assets                              .53         .36         .31        .39          .89
--------------------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

The following table reflects the allowance for possible loan losses and the activity during each of the respective years.


LOAN LOSS EXPERIENCE SUMMARY

Table 11
(dollars in thousands)                          1996        1995        1994        1993         1992
========================================================================================================
Balance at Beginning of Year                $   21,462  $   20,893  $   20,451  $   20,049     $ 19,449
Provision for Loan Losses                        9,918       1,545         500       1,516        9,150
Loans Charged-Off:
  Consumer                                       2,802       1,562       1,410       2,981        4,713
  Commercial Business                            5,167         312          17         293        4,204
  Real Estate -- Construction:
    Residential                                     37          33          --          --          700
    Commercial                                       8          --          --          --          959
  Real Estate -- Mortgage:
    Residential                                    222          73          53          15            5
    Commercial                                      --          --         565       1,000          321
--------------------------------------------------------------------------------------------------------
  Total Charge-Offs                              8,236       1,980       2,045       4,289       10,902
--------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                         822         917       1,225       1,556        1,536
  Commercial Business                              801          72         376       1,214          670
  Real Estate -- Construction:
    Residential                                     --          --          --          96           16
    Commercial                                      16          --         385         277          125
  Real Estate -- Mortgage:
    Residential                                     45          13           1          --            5
    Commercial                                      --           2          --          32           --
--------------------------------------------------------------------------------------------------------
  Total Recoveries                               1,684       1,004       1,987       3,175        2,352
--------------------------------------------------------------------------------------------------------
Net Loans Charged-Off                            6,552         976          58       1,114        8,550
--------------------------------------------------------------------------------------------------------
  Balance at End of Year                    $   24,828  $   21,462  $   20,893  $   20,451     $ 20,049
========================================================================================================
Balances:
  Loans -- Year-End                         $1,738,746  $1,332,788  $1,272,302  $1,145,214     $710,556
  Loans -- Average                           1,561,230   1,383,541   1,207,529     861,589      645,781
Ratios:
  Net Loans Charged-Off to
   Average Loans                                   .42%        .07%         --%        .13%        1.32%
--------------------------------------------------------------------------------------------------------

Provident maintains an allowance for loan losses which is available to absorb potential losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience, to all other loans.
     The continued emphasis on loan quality and close monitoring of potential problem credits has resulted in a strong credit portfolio. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with Executive Management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, provisions, in the form of charges to operations, are made to bring the allowance up to a level management believes is adequate.
     An analysis of the loan portfolio was performed at December 31, 1996, and expected losses have been provided for in the allowance for loan losses. During 1996 the loan loss allowance increased $3.4 million to $24.8 million at year-end. The allowance as a percentage of total loans decreased from 1.61% to 1.43%, primarily from the growth in loans during the year. The allowance for loan losses as a percentage of non-accrual loans was 178% at December 31, 1996, compared to 253% the prior year. This decrease is attributable to the increase in non-accrual loans as discussed above. The portion of the allowance which is allocated to non-accrual loans is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

     Provident maintains a loan classification and review system to identify those loans with a higher than normal risk of uncollectibility. Estimated potential losses from internally criticized loans have been provided for in determining the allowance for loan losses.

     The table below reflects the allocation of the allowances for loan losses to the various loan categories as required by the Securities and Exchange Commission. The entire allowance for loan losses is available to absorb losses from any type of loan.


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Table 12

                                                                       December 31,
--------------------------------------------------------------------------------------------------------
(dollars in thousands)                            1996        1995        1994       1993         1992
========================================================================================================
Consumer                                       $ 3,894     $ 1,860     $   602   $  1,600      $ 4,119
Commercial Business                              2,502       1,913       2,199      2,321        1,716
Real Estate -- Construction:
  Residential                                    1,406         984         790        630          364
  Commercial                                       168         199       1,077      1,204        1,697
Real Estate -- Mortgage:
  Residential                                      260         519         492        557           64
  Commercial                                     1,513       1,420       1,433      1,286        1,007
Unallocated                                     15,085      14,567      14,300     12,853       11,082
--------------------------------------------------------------------------------------------------------
  Total Allowance for Loan Losses              $24,828     $21,462     $20,893    $20,451      $20,049
========================================================================================================
Allowance for Loan Losses to Year-End Loans       1.43%       1.61%       1.64%      1.79%        2.82%
--------------------------------------------------------------------------------------------------------


INVESTMENT SECURITIES

The following table sets forth information concerning the Bank's investment securities portfolio at December 31.


INVESTMENT SECURITIES SUMMARY

Table 13
(dollars in thousands)                  1996      %         1995     %         1994      %         1993      %         1992    %
===================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
   Agencies and Corporations        $  5,020      .5% $   27,275     2.6%  $ 33,156      3.8%  $ 39,783      8.5%  $  4,999    .6%
  Corporate Notes                         --      --          --      --         --       --     54,907     11.7     67,243   8.8
  Mortgage-Backed Securities         828,852    90.8     902,368    86.0    285,796     33.2    345,677     73.7     29,750   3.9
  Municipal Securities                19,091     2.1      11,981     1.1         --       --         --       --         --    --
  Other Debt Securities               29,942     3.3      76,073     7.3    100,531     11.7         --       --         --    --
-----------------------------------------------------------------------------------------------------------------------------------
    Total Securities Available
     for Sale                        882,905    96.7   1,017,697    97.0    419,483     48.7    440,367     93.9    101,992  13.3
-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
  U.S. Treasury and Government
   Agencies and Corporations          14,311     1.6      13,397     1.2     10,613      1.2      8,679      1.8     46,971   6.1
  Corporate Notes                         --      --          --      --         --       --         --       --     56,929   7.5
  Mortgage-Backed Securities          15,891     1.7      18,023     1.8    423,992     49.3     20,279      4.3    558,862  73.1
  Municipal Securities                    --      --          --      --      7,186       .8         --       --         --    --
-----------------------------------------------------------------------------------------------------------------------------------
   Total Securities Held to Maturity  30,202     3.3      31,420     3.0    441,791     51.3     28,958      6.1    662,762  86.7
-----------------------------------------------------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio            $913,107   100.0% $1,049,117   100.0%  $861,274    100.0%  $469,325    100.0%  $764,754 100.0%
===================================================================================================================================
Total Portfolio Yield                    6.9%                7.0%               6.8%                6.7%                6.9%
-----------------------------------------------------------------------------------------------------------------------------------

                                                             20

Provident's investment activities include management of the $913 million investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipals and corporate notes. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.
     During 1996, Provident continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 1996 were to maintain an appropriate level of quality, to insure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employs off balance sheet and on balance sheet strategies. Total investment securities decreased $136 million during 1996 as a result of shifting funds into the higher yielding loan portfolios.
     The Corporation applies the provisions of Statement of Financial Accounting Standards No. 115 which requires investment securities to be segregated into three categories: 1) held to maturity, 2) trading, and 3) available for sale. Based on the provisions of the standard, all securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is shown as a change in shareholders' equity. Trading securities must be measured at fair value and changes included in income for the period. Securities designated as held to maturity are carried at amortized cost. As of December 31, 1996, $883 million of the Corporation's $913 million investment securities portfolio was classified as available for sale. At December 31, 1996, the available for sale portfolio included net unrealized losses of approximately $2.1 million, compared to net unrealized gains of $11.1 million at December 31, 1995.
     In addition to unrealized gains and losses, Provident realized $5.97 million in gains and $467 thousand in losses from the sale of securities from the available for sale portfolio in 1996. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both credit quality and interest sensitivity.
     As of December 31, 1996, the Corporation had no investments classified as trading securities.

LIQUIDITY AND SENSITIVITY TO INTEREST RATES

The following table presents the contractual maturities and interest yields of the Bank's investment securities portfolio at December 31, 1996.


MATURITIES OF INVESTMENT SECURITIES PORTFOLIO

Table 14                                                                                                    Unrealized
                                      In One Year       After One Year      After Five Years      Over        Gain
                                       or Less       Through Five Years    Through Ten Years   Ten Years     (Loss)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)              Amount   Yield    Amount     Yield     Amount    Yield    Amount  Yield   Amount   Total  Yield
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
   Agencies and Corporations      $  5,006    6.3%   $     --      --%  $     --       --%  $     --    --%  $   14  $  5,020   6.3%
  Mortgage-Backed Securities       114,805    7.0     340,760     7.0    191,050      7.0    184,508   6.9   (2,271)  828,852   7.0
  Municipal Securities                  --     --       3,543     8.0     11,630      8.0      3,708   8.0      210    19,091   8.0
  Other Debt Securities              4,048    7.0      25,977     6.6         --       --         --    --      (83)   29,942   6.7
------------------------------------------------------------------------------------------------------------------------------------
Total Securities Available
 for Sale                          123,859    7.0     370,280     7.0    202,680      7.1    188,216   6.9   (2,130)  882,905   7.0
------------------------------------------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
  U.S. Treasury and Government
   Agencies and Corporations            --     --          --      --         --       --     14,311   7.4       --    14,311   7.4
  Mortgage-Backed Securities         1,143    6.1      13,724     6.1      1,024      6.2         --    --       --    15,891   6.1
------------------------------------------------------------------------------------------------------------------------------------
Total Securities Held to Maturity    1,143    6.1      13,724     6.1      1,024      6.2     14,311   7.4       --    30,202   6.7
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment
     Securities Portfolio         $125,002    7.0%   $384,004     6.9%  $203,704      7.0%  $202,527   6.9% $(2,130) $913,107   6.9%
====================================================================================================================================

LIQUIDITY

An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, maturities of investment securities and money market investments, asset sales, borrowings and interest received.
     Provident's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The committee continually monitors the amount and source of available liquidity, the time required to obtain it and its cost. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.
     The primary sources of liquidity at December 31, 1996 were loans held for sale and investment securities available for sale, which totaled $915 million. This represents 35% of total liabilities compared to 46% at December 31, 1995. Maturities of investment securities, as table 14 indicates, is expected to generate $125 million in funds in 1997 and $509 million, or 56%, of the portfolio within the next five years. Another source of liquidity is scheduled loan repayments within one year reflected in table 15, which totaled $245 million or 14% of loans. The liquidity amounts presented are contractual maturities exclusive of prepayments.
     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $1.4 billion, or 60%, of total liabilities and 56% of total assets.
     An important element in liquidity management is the availability of borrowed funds. At December 31, 1996, short-term borrowings totaled $554 million, or 21%, of liabilities in contrast to $518 million, or 22%, of liabilities at December 31, 1995. This increase was used to fund growth in earning assets. The average maturity of short-term borrowings at the end of the current year was 50 days. The majority of these borrowings are fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $256 million as of December 31, 1996. It is anticipated that Provident will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank.

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 1996.


LOAN MATURITIES AND RATE SENSITIVITY
Table 15
                                        In One Year     After One Year      After Five
(dollars in thousands)                    or Less     Through Five Years      Years            Total         Percent
======================================================================================================================
Consumer                                 $122,866          $445,747         $532,089        $1,100,702         63.3%
Commercial Business                        26,359           184,693           39,343           250,395         14.4
Real Estate -- Construction:
  Residential                              77,844            12,159               --            90,003          5.2
  Commercial                                1,408             8,062               --             9,470           .5
Real Estate -- Mortgage:
  Residential                               3,394            11,704          112,110           127,208          7.3
  Commercial                               13,257            88,806           58,905           160,968          9.3
----------------------------------------------------------------------------------------------------------------------
    Total Loans                          $245,128          $751,171         $742,447        $1,738,746        100.0%
======================================================================================================================
Rate Sensitivity:
  Fixed Rate                             $115,856          $441,518         $538,062        $1,095,436         63.0%
  Variable or Adjustable Rate             129,272           309,653          204,385           643,310         37.0
----------------------------------------------------------------------------------------------------------------------
    Total Loans                          $245,128          $751,171         $742,447        $1,738,746        100.0%
======================================================================================================================

INTEREST SENSITIVITY MANAGEMENT

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations which arise due to changes in the level and direction of interest rates. Management's objective is to minimize this risk.
     Measuring and managing interest rate risk is a dynamic process which is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of Provident's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and off-balance sheet derivatives.
     Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twelve month horizon under a variety of interest rate scenarios.
     As of December 31, 1996, Provident's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $465 million or 16.6% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible increases in interest rates. In 1996 these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with straight forward interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off-balance sheet strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a rising rate environment. As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risk, interest income has been decreased by $2.1 million and interest expense has been decreased by $125 thousand, for a net decrease of $1.97 million for the year ending December 31, 1996. Included in this net interest income decrease were amortization of closed positions which reduced interest income by $1.0 million and increased interest expense by $897 thousand (a net decrease of $1.9 million) for the year ending December 31, 1996. Without the amortization of closed positions, off-balance sheet positions reduced net interest income $64 thousand for the year ended December 31, 1996. The forward yield curve indicates that short-term rates will increase by 65 basis points and long-term will increase 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its December 31, 1996 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions would decrease net interest income by $1.7 million over the next twelve months. This compares to a decrease in net interest income of $2.55 million should interest rates remain unchanged. Amortization of closed positions will reduce net interest income
$3.3 million in 1997 and $2.1 million in 1998.

STOCKHOLDERS' EQUITY

It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, Provident continues to maintain a strong capital position. At December 31, 1996 total stockholders' equity was $197 million, a $12.8 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital was raised through the dividend reinvestment plan of $1.5 million and $2.6 million from the exercise of stock options, while capital decreased by $8.1 million during 1996 as a result of the Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. During the second quarter of 1996, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.
     Provident exceeds all regulatory capital requirements as of December 31, 1996. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. Provident's core capital is equal to its common stock, capital surplus and retained earnings less treasury stock. The calculation of Provident's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1996, Provident's total capital ratio was 10.42% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Provident's Tier 1 Capital ratio was 9.26%.
     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors Provident's leverage ratio of 7.15% at December 31, 1996 was well in excess of this requirement.


CAPITAL COMPONENTS AND RATIOS

Table 16
                                            December 31,
------------------------------------------------------------------------
(dollars in thousands)                 1996              1995
========================================================================
QUALIFYING CAPITAL
Tier 1 Capital                         $  198,374        $  177,499
Total Capital                             223,202           198,961
Risk-Weighted Assets                    2,141,810         1,882,559
Quarterly Average Assets                2,774,185         2,505,608

RATIOS
Leverage Capital                             7.15%             7.08%
Tier 1 Capital                               9.26              9.43
Total Capital                               10.42             10.57


FINANCIAL REVIEW 1995/1994

For the year ended December 31, 1995, Provident recorded net income of $18.0 million or $2.10 per share on a fully diluted basis, compared to $12.5 million or $1.63 per share reported in 1994. The per share amounts have been adjusted for a 5% stock dividend issued in 1996. This improvement in earnings was attributable to an $11.1 million rise in tax equivalent net interest income and a $4.4 million increase in retail service charges. These increases more than offset a $3.8 million increase in operating expense.
     Net interest income on a tax-equivalent basis for 1995 increased $11.1 million or 15.3% from 1994 as average earning assets grew $480 million over the prior year. The net interest margin dropped by 35 basis points primarily caused by the leveraging through investment security purchases of additional capital raised during the fourth quarter of 1994. These margins are lower than is traditionally earned through the generation of loan balances.
     The provision for loan losses increased $1 million to $1.5 million in 1995. This increase was the result of loan growth in the consumer loan and commercial loan portfolios as total average loans outstanding grew by $176 million.
     Non-interest income increased 7.2% to $29.2 million. Excluding net securities gains (losses), interest income from a federal income tax refund and gains for mortgage servicing rights, non-interest income increased $3.6 million or 18%. Deposit service charges rose 55% over the prior year due to a 63% or $3.6 million increase in retail demand deposit service fees. Income from mortgage banking activities fell $4.9 million, $4.1 million due to lower gains on the sale of mortgage servicing rights. The remaining decline is due to lower origination fee income as mortgage originations during the year declined $88 million to $417 million. Income from sales of annuities and mutual funds through an affiliation with a securities broker-dealer decreased $900 thousand to $1.1 million for 1995. This decline was believed to have been associated with customer preference for certificates of deposit versus annuities as rates for these products were more attractive in 1995.
     Provident's non-interest expense rose 4.8% in 1995 over 1994. Salaries and benefits declined $336 thousand during 1995. Compensation and payroll taxes increased $712 thousand while health insurance and pension expense declined
$897 thousand and $267 thousand, respectively. Occupancy costs grew $428 thousand or 5.9% over 1994. Much of this increase was due to additional mortgage and supermarket branches as well as additional space requirements at our headquarters and operations buildings. Total furniture and equipment expense increased $760 thousand due to upgrading of technology in the bank's office automation and branch platform systems. External processing increased $1.2 million or 19%, as new branch locations were added. Other expenses increased by $1.7 million mainly associated with settlement of a lawsuit in connection with termination of an acquisition and write-off of personal computer equipment not compatible with a newly installed local area network system. In addition, advertising costs increased $575 thousand or 12% compared to 1994. This increase was attributable to promotion of retail products.
     Provident recorded an income tax expense of $9.5 million in 1995 based on pre-tax income of $27.5 million, which represented an effective tax rate of 34.5%. This compares with a 36.3% effective tax rate for 1994. The reduction in the effective tax rate was caused by favorable resolution of state tax issues and the recognition of deferred tax items at a higher rate as the current marginal federal rate was higher than when the items were originally deferred.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation and Subsidiaries

===============================================================================
                                                                          Page

Report of Accountants                                                       26

For the Three Years Ended December 31, 1996, 1995 and 1994

  Consolidated Statement of Income                                          28
  Consolidated Statement of Changes in Stockholders' Equity                 30
  Consolidated Statement of Cash Flows                                      31
Consolidated Statement of Condition at December 31, 1996 and 1995           29
Notes to Consolidated Financial Statements                               32-54
===============================================================================



REPORT OF COOPERS & LYBRAND L.L.P.,
INDEPENDENT ACCOUNTANTS

To the Board of Directors
Provident Bankshares Corporation
Baltimore, Maryland


We have audited the accompanying consolidated statement of condition of Provident Bankshares Corporation and subsidiaries (Corporation) as of December 31, 1996, and 1995, and the related consolidated statement of income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/Coopers & Lybrand L.L.P.
Coopers & Lybrand L.L.P.
Baltimore, Maryland
January 15, 1997

FINANCIAL REPORTING RESPONSIBILITY


CONSOLIDATED FINANCIAL STATEMENTS
Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 1996, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING
Management maintains a system of internal control over financial reporting, including controls over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. This system encompasses activities that control the preparation of the Corporation's Annual Report/10-K financial statements prepared in accordance with generally accepted accounting principles.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.
     Management assessed its internal control structure over financial reporting as of December 31, 1996. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 1996.

COMPLIANCE WITH LAWS AND REGULATIONS
Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.
     Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank of Maryland, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1996.


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                               Year Ended December 31,
----------------------------------------------------------------------------------------------------
(in thousands, except per share data)                   1996          1995          1994
====================================================================================================
INTEREST INCOME
Interest and Fees on Loans                            $133,297      $118,745      $ 98,464
Interest on Investment Securities                       63,212        59,188        34,888
Tax-Advantaged Interest                                  2,588         1,613           835
Interest on Short-Term Investments                         297           260            35
----------------------------------------------------------------------------------------------------
     TOTAL INTEREST INCOME                             199,394       179,806       134,222
----------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                    64,077        56,079        42,029
Interest on Short-Term Borrowings                       28,188        27,741        12,663
Interest on Long-Term Debt                              15,842        13,046         7,335
----------------------------------------------------------------------------------------------------
     TOTAL INTEREST EXPENSE                            108,107        96,866        62,027
----------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                  91,287        82,940        72,195
Less: Provision for Loan Losses                          9,918         1,545           500
----------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES   81,369        81,395        71,695
----------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                     18,089        12,590         8,146
Mortgage Banking Activities                             13,486         9,053        13,926
Commissions and Fees                                     2,928         2,101         2,922
Net Securities Gains (Losses)                            5,507        (2,729)          571
Other Non-Interest Income                                5,476         8,232         1,705
----------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST INCOME                          45,486        29,247        27,270
----------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                          47,958        43,302        43,638
Occupancy Expense, Net                                   8,061         7,685         7,257
Furniture and Equipment Expense                          6,409         5,334         4,574
External Processing Fees                                10,143         7,784         6,430
Other Non-Interest Expense                              19,210        19,010        17,387
----------------------------------------------------------------------------------------------------
     TOTAL NON-INTEREST EXPENSE                         91,781        83,115        79,286
----------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                     35,074        27,527        19,679
Income Tax Expense                                      12,054         9,502         7,149
----------------------------------------------------------------------------------------------------
NET INCOME                                             $23,020       $18,025       $12,530
====================================================================================================

Per Share Amounts:
Net Income -- Primary                                  $  2.62       $  2.10       $  1.63
Net Income -- Fully Diluted                            $  2.60       $  2.10       $  1.63
====================================================================================================



The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                         December 31,
-------------------------------------------------------------------------------------------------
(dollars in thousands)                                             1996              1995
=================================================================================================

ASSETS
Cash and Due From Banks                                           $   54,153        $ 49,891
Short-Term Investments                                                11,003           2,710
Mortgage Loans Held for Sale                                          32,228          86,326
Securities Available for Sale                                        882,905       1,017,697
Securities Held to Maturity                                           30,202          31,420
Loans:
  Consumer                                                         1,100,702         778,467
  Commercial Business                                                250,395         205,876
  Real Estate -- Construction                                         99,473          77,896
  Real Estate -- Mortgage                                            288,176         270,549
-------------------------------------------------------------------------------------------------
  Total Loans                                                      1,738,746       1,332,788
Less: Allowance for Loan Losses                                       24,828          21,462
-------------------------------------------------------------------------------------------------
  Net Loans                                                        1,713,918       1,311,326
-------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                           33,031          33,059
Accrued Interest Receivable                                           19,637          16,778
Other Assets                                                          21,762          13,754
-------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                      $2,798,839      $2,562,961
=================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                             $  150,360      $  132,479
  Interest-Bearing                                                 1,615,865       1,436,860
-------------------------------------------------------------------------------------------------
  TOTAL DEPOSITS                                                   1,766,225       1,569,339
-------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                553,979         517,641
Long-Term Debt                                                       256,217         267,865
Other Liabilities                                                     25,237          23,708
-------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                2,601,658       2,378,553
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
  Issued 1996 - 8,705,395 Shares; 1995 - 8,125,403 Shares              8,705           8,125
Capital Surplus                                                       95,005          78,951
Retained Earnings                                                     97,249          93,031
Net Unrealized Gain (Loss) on Debt Securities                         (1,288)          6,791
Treasury Stock at Cost (1996 and 1995 - 228,066 Shares)               (2,490)         (2,490)
-------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                         197,181         184,408
-------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $2,798,839      $2,562,961
=================================================================================================


The accompanying notes are an integral part of these statements.

                                                   29


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Provident Bankshares Corporation and Subsidiaries


                                                                                         Unrealized     Treasury      Total
                                                         Common   Capital   Retained   Gain (Loss) on     Stock     Stockholders'
(dollars in thousands, except per share data)             Stock   Surplus   Earnings   Debt Securities   at Cost      Equity
=================================================================================================================================
Balance at January 1, 1994                               $6,465   $44,190   $ 77,811      $ 7,969          $(2,490)    $133,945
  Net Income -- 1994                                         --        --     12,530           --               --       12,530
  Dividends Paid ($.38 per share)                            --        --     (2,764)          --               --       (2,764)
  Private Offering of Common
    Stock (650,000 shares)                                  650    13,410         --           --               --       14,060
  Exercise of Stock Options (25,018 shares)                  25       377         --           --               --          402
  Common Stock Issued under Dividend
    Reinvestment Plan (374,290 shares)                      374     8,243         --           --               --        8,617
  Unrealized Loss on Debt Securities                         --        --         --      (16,468)              --      (16,468)
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1994                              7,514    66,220     87,577       (8,499)          (2,490)     150,322
  Net Income -- 1995                                         --        --     18,025           --               --       18,025
  Dividends Declared ($.54 per share)                        --        --     (4,293)          --               --       (4,293)
  Adjustment for Private Offering                            --       114         --           --               --          114
  Exercise of Stock Options (114,445 shares)                114     1,576         --           --               --        1,690
  Common Stock Issued under
    Dividend Reinvestment Plan (127,074 shares)             127     3,133         --           --               --        3,260
  Unrealized Gain on Debt Securities                         --        --         --       15,290               --       15,290
  Stock Dividend (369,977 shares)                           370     7,908     (8,278)          --               --           --
---------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                              8,125    78,951     93,031        6,791           (2,490)     184,408
  NET INCOME -- 1996                                         --        --     23,020           --               --       23,020
  DIVIDENDS DECLARED ($.72 PER SHARE)                        --        --     (6,272)          --               --       (6,272)
  EXERCISE OF STOCK OPTIONS (134,351 SHARES)                134     2,449         --           --               --        2,583
  COMMON STOCK ISSUED UNDER
    DIVIDEND REINVESTMENT PLAN (45,824 SHARES)               46     1,475         --           --               --        1,521
  UNREALIZED LOSS ON DEBT SECURITIES                         --        --         --       (8,079)              --       (8,079)
  STOCK DIVIDEND (399,817 SHARES)                           400    12,130    (12,530)          --               --           --
---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1996                             $8,705   $95,005   $ 97,249      $(1,288)         $(2,490)    $197,181
=================================================================================================================================


The accompanying notes are an integral part of these statements.



CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries


                                                                                      Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                              1996               1995                 1994
=============================================================================================================================

OPERATING ACTIVITIES:
  Net Income                                                              $ 23,020          $  18,025            $  12,530
  Adjustments to Reconcile Net Income to Net Cash Provided (Used)
   by Operating Activities:
     Depreciation and Amortization                                           6,796              5,410                4,418
     Provision for Loan Losses                                               9,918              1,545                  500
     Provision for Deferred Income Tax (Benefit)                              (459)             8,069                2,682
     Realized Net Securities (Gains) Losses                                 (5,507)             2,729                 (571)
     Loans Originated or Acquired and Held for Sale                       (534,321)          (383,657)            (411,870)
     Proceeds from Sales of Loans                                          593,357            343,172              523,975
     Gains on Sales of Loans                                                (4,938)              (295)                (655)
     Other Operating Activities                                             (5,204)             3,936              (17,311)
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                         59,642            (19,091)             101,168
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            82,662             (1,066)             113,698
-----------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Principal Collections and Maturities of Securities Available for Sale    163,006             99,713               87,067
  Principal Collections and Maturities of Securities Held to Maturity        5,192             56,112                4,667
  Proceeds on Sales of Securities Available for Sale                       273,558            203,026              201,918
  Purchases of Securities Held to Maturity                                  (4,047)           (22,249)            (157,544)
  Purchases of Securities Available for Sale                              (310,391)          (221,347)            (554,525)
  Loan Originations and Purchases Less Principal Collections              (411,536)          (341,448)            (126,451)
  Purchases of Premises and Equipment                                       (5,297)            (8,103)              (6,306)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                     (289,515)          (234,296)            (551,174)
-----------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net Increase in Deposits                                                 196,886            120,762              165,656
  Net Increase in Short-Term Borrowings                                     36,338             38,391              172,671
  Proceeds from Long-Term Debt                                             131,750             95,750               83,700
  Payments and Maturities of Long-Term Debt                               (143,398)           (15,085)                  --
  Issuance of Common Stock                                                   4,104              5,064               23,079
  Cash Dividends on Common Stock                                            (6,272)            (4,293)              (2,764)
-----------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  219,408            240,589              442,342
-----------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                       12,555              5,227                4,866
  Cash and Cash Equivalents at Beginning of Year                            52,601             47,374               42,508
-----------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $ 65,156           $ 52,601             $ 47,374
=============================================================================================================================

SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------------------------------------------------------
Transfer of Securities Held to Maturity to Securities Available for Sale  $     --           $385,221             $     --
Transfer of Securities Available for Sale to Securities Held to Maturity        --                 --              268,671
Mortgage Loans Securitized in Investment Portfolio                              --            281,246                   --
Interest Paid, Net of Amount Capitalized                                    63,216             55,621               21,796
Income Taxes Paid (Received)                                                14,554             (2,860)               4,285
Stock Dividend                                                              12,530              8,278                   --



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

INVESTMENT SECURITIES
The Corporation divides the investment portfolio among three categories: securities held to maturity, securities available for sale and, if applicable, trading account securities. Securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are securities the Corporation does not have the intent and ability to hold to maturity nor does it intend to trade actively as part of any trading account activity. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as unrealized gain (loss) on debt securities which is reflected net of applicable taxes, and therefore, have had no effect on the reported earnings of the Corporation.
     Gains and losses from sales of securities available for sale are recognized by the specific identification method.

LOANS AND ALLOWANCE FOR LOAN LOSSES
Interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. It is the policy of management to discontinue the accrual of interest and reverse previously accrued but unpaid interest when the quality of the credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected or when it is 90 days past due unless the loan is well secured and in the process of collection.
     The Corporation adopted the provisions of Statements of Financial Accounting Standards No. 114/118 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114/118") on January 1, 1995. Under SFAS No. 114/118, the Corporation considers a loan impaired when, based on available information, it is probable that the Corporation will be unable to collect principal and interest when due in accordance with the contractual terms of the loan agreement. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective interest rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgage and consumer loans which are evaluated collectively for impairment. The allowance for loan losses includes reserves for these loans. Collections of interest and principal on loans in nonaccrual status and considered impaired are generally applied as a reduction to the outstanding principal. Once future collectibility has been established, interest income may be recognized on a cash basis.
     The Corporation defers and amortizes loan origination fees and related costs over the life of the loan using the interest method. Net amortization of fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income.
     The Corporation's allowance for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to maintain an allowance adequate to absorb potential losses on loans outstanding. The level of the allowance is based on an evaluation of the risk characteristics of the loan portfolio and considers such factors as past and expected future loan loss experience, the financial condition of the borrower, current economic conditions and other relevant factors.
     Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses. The adoption of SFAS No. 114/118 has not resulted in any additional provision for loan losses for the years ended December 31, 1995 and 1996, respectively.

PREMISES AND EQUIPMENT
Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the lives of the related leases, if shorter.

STOCKHOLDERS' EQUITY
During 1996 and 1995, the Corporation declared five percent stock dividends for each year to the stockholders of record as of April 29, 1996 and May 1, 1995, respectively. The 1996 stock dividend was paid on May 10, 1996 resulting in the distribution of 399,817 common shares with a par value of $1.00 per share. Accordingly, $400 thousand and $12.1 million was transferred from retained earnings to common stock and capital surplus, respectively. The 1995 stock dividend was paid May 12, 1995 with the distribution of 369,977 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $370 thousand to common stock and $7.9 million to capital surplus from retained earnings. The cumulative impact of these stock dividends has been reflected in the restatement of earnings and dividends per share and stock option data in the financial statements and accompanying notes.

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

DERIVATIVE FINANCIAL INSTRUMENTS
The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy (See Note 12). The Corporation does not hold or issue derivative financial instruments for trading purposes. The derivative products used are interest rate swaps and caps or floors, used separately or in combination to suit the hedge objective and are classified as hedges. To qualify as a hedge, 1) the asset or liability to be hedged exposes the Corporation to interest rate risk, 2) the derivatives act to move the Corporation to a rate insensitive position should interest rates change, and 3) the derivative is designed and is effective as a hedge of a balance sheet item.
     Interest rate swaps are agreements between two parties which agree to exchange fixed and floating rates on a notional principal amount without the actual exchange of principal for a specified period of time. The notional amounts are not reflected on the Consolidated Statement of Condition because they are merely a unit of measure to determine the effect of the swap. Income and expense on interest rate swaps associated with designated balance sheet items is recognized using the accrual method over the life of the agreement(s) as an adjustment to the income or expense on the designated balance sheet item. Premiums associated with interest rate floor/cap/corridor arrangements are reflected in the Consolidated Statement of Condition and amortized over their life using the straight-line method and included as an adjustment to interest income/expense associated with the balance sheet item. Payments due to or from counterparties under these agreements are accrued as an adjustment to interest income or expense associated with the designated balance sheet item.
     The Corporation continually monitors each derivative position to ensure the proper relationship between the designated balance sheet item hedged and the derivative position. Any significant divergence between this relationship which results in interest income or expense exceeding projected parameters results in the hedge being marked-to-market with the resultant gain or loss included in earnings. Terminated derivative positions with the designated assets or liabilities retained have the resulting gain or loss deferred and amortized over the estimated remaining life of the hedge.
     Interest rate swaps used to hedge available for sale debt securities have their fair value included in stockholders' equity which is consistent with the fair value treatment of the available for sale securities. Interest accruals associated with the swap are included as an adjustment to interest income on the associated securities. Derivative products terminated prior to the sale of the related security have the respective gain or loss amortized over the life of the swap as long as the Corporation retains the security. Upon sale of the security, the deferred gain or loss on the derivative is reflected in income at the time of sale.
     Derivatives associated with liquidated hedged assets or liabilities are marked-to-market and have subsequent changes in their fair value reflected in earnings as the derivative is considered speculative in nature.

PENSION PLAN
The Corporation has a defined benefit pension plan which covers substantially all employees. The cost of this noncontributory pension plan was computed and accrued using the projected unit credit method.
     Prior service cost is amortized on a straight-line method over the average remaining service period of employees expected to receive benefits under the plan.
                                            33

EARNINGS PER SHARE
Primary and fully diluted net income per common share are based upon the weighted average number of common shares outstanding and common stock equivalents using the treasury stock method for each year, as applicable and adjusted for stock dividends.

STATEMENT OF CASH FLOWS
For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

NOTE 2 -- RESTRICTIONS ON CASH AND DUE FROM BANKS
The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $18.5 million and $16.5 million during the years ended December 31, 1996 and 1995, respectively.
     In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 1996 and 1995, the Corporation maintained average compensating balances of approximately $2.6 million and $2.4 million, respectively. In addition, the Corporation paid fees totaling $366 thousand in 1996, $317 thousand in 1995 and $285 thousand in 1994 in lieu of maintaining compensating balances.



NOTE 3 -- INVESTMENT SECURITIES
The aggregate amortized cost and market values of the investment securities portfolio at December 31 were as follows:

                                                             1996                                           1995
                                          ------------------------------------------     -------------------------------------------
                                                       GROSS       GROSS                             Gross       Gross
                                          AMORTIZED  UNREALIZED  UNREALIZED  MARKET     Amortized  Unrealized  Unrealized  Market
(in thousands)                              COST       GAINS       LOSSES    VALUE        Cost       Gains       Losses    Value
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
 U.S. Treasury and Government
  Agencies and Corporations              $   5,006   $    14    $    --   $  5,020      $ 27,211    $   819    $  755    $   27,275
 Mortgage-Backed Securities                831,123     4,515      6,786    828,852       891,748     13,519     2,899       902,368
 Municipal Securities                       18,881       327        117     19,091        11,552        433         4        11,981
 Other Debt Securities                      30,025        36        119     29,942        76,130      1,392     1,449        76,073
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available
   for Sale                                885,035     4,892      7,022    882,905     1,006,641     16,163     5,107     1,017,697
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
 U.S. Treasury and Government
  Agencies and Corporations                 14,311        --        --      14,311        13,397         34        --        13,431
 Mortgage-Backed Securities                 15,891        --       526      15,365        18,023         --       436        17,587
-----------------------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity         30,202        --       526      29,676        31,420         34       436        31,018
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio     $915,237    $4,892    $7,548    $912,581    $1,038,061    $16,197    $5,543    $1,048,715
====================================================================================================================================

     The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 1996 and 1995, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

                                                                      1996                                        1995
                                                         ------------------------------             --------------------------------
                                                         AMORTIZED             MARKET               Amortized               Market
(in thousands)                                           COST                  VALUE                Cost                    Value
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  In One Year or Less                                    $ 5,006               $  5,020             $     --               $     --
  After One Year Through Five Years                        3,188                  3,250               39,322                 39,358
  After Five Years Through Ten Years                      11,753                 11,920               24,651                 24,685
  Over Ten Years                                          33,965                 33,863               50,920                 51,286
  Mortgage-Backed Securities                             831,123                828,852              891,748                902,368
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale                    885,035                882,905            1,006,641              1,017,697
------------------------------------------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
  In One Year or Less                                         --                     --                   --                     --
  After One Year Through Five Years                           --                     --                   --                     --
  After Five Years Through Ten Years                          --                     --                   --                     --
  Over Ten Years                                          14,311                 14,311               13,397                 13,431
  Mortgage-Backed Securities                              15,891                 15,365               18,023                 17,587
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                       30,202                 29,676               31,420                 31,018
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio                   $915,237               $912,581           $1,038,061             $1,048,715
====================================================================================================================================


     Proceeds from sales of securities available for sale during 1996 were $273.6 million resulting in the realization of gross gains of $6.0 million and gross losses of $467 thousand on such sales. For 1995, sales of securities yielded proceeds of $203.0 million which resulted in gross realized gains of $800 thousand and gross losses of $3.5 million.
     During 1995, the Financial Accounting Standards Board issued a special report on SFAS No. 115 which provided an opportunity to reclassify from securities held to maturity to securities available for sale. The permitted reclassification resulting from this one-time assessment does not call into question the intent of the Corporation's future investment classifications.
On December 31, 1995, the Corporation transferred $385.2 million of securities from Securities Held to Maturity to Securities Available for Sale. The transfer was the result of management's intention to maximize its flexibility to take advantage of future business opportunities. These securities were transferred at fair value and the respective holding gains/(losses) were recognized as a separate component of stockholders' equity.
     At December 31, 1996, a net unrealized loss of $1.3 million on the securities portfolio was reflected as a separate component of stockholders' equity in the Consolidated Statement of Condition as compared to a net unrealized gain of $6.8 million at December 31, 1995.
     The aggregate book and estimated market values of investment securities which exceed ten percent of capital at December 31, 1996, are indicated below.


                                                                   Estimated
                                                             Book    Market
(in thousands)                                               Value   Value
================================================================================
Issuer:
ASSET BACKED SECURITIES:
  The Money Store, Inc.                                     $30,025  $30,563
================================================================================


     Securities with a market value of $804.1 million and $525.0 million at December 31, 1996 and 1995, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 4 -- ALLOWANCE FOR LOAN LOSSES
A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:


(in thousands)                                   1996         1995       1994
================================================================================
Balance at Beginning of the Year                $21,462     $20,893    $20,451
  Provision for Loan Losses                       9,918       1,545        500
  Loans Charged-Off                              (8,236)     (1,980)    (2,045)
  Less: Recoveries of Loans
        Previously Charged-Off                    1,684       1,004      1,987
-------------------------------------------------------------------------------
    Net Loans Charged-Off                        (6,552)       (976)       (58)
--------------------------------------------------------------------------------
Balance at End of the Year                      $24,828     $21,462    $20,893
================================================================================


     At December 31, 1996, 1995 and 1994, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $267 thousand, $140 thousand and $1.1 million, respectively. There was no additional allowance required for these loans under the provisions of SFAS No. 114/118. Had these loans performed in accordance with their original terms, interest income of $130 thousand in 1996, $143 thousand in 1995 and $294 thousand in 1994 would have been recorded. During 1996 and 1995 no interest income was recognized on these loans, however $35 thousand was recognized in 1994. The average recorded investment in impaired loans was approximately $624 thousand in 1996 and $757 thousand in 1995.

NOTE 5 -- PREMISES AND EQUIPMENT
Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of six branches and other facilities in the metropolitan Baltimore area which are used primarily for the operations of the Bank.


(in thousands)                                      1996              1995
================================================================================
Land                                            $    202          $   229
Buildings and Leasehold Improvements              18,142           17,126
Furniture and Equipment                           31,027           29,340
Property Held for Future Expansion                 7,143            7,107
--------------------------------------------------------------------------------
Total Premises and Equipment                      56,514           53,802
Less: Accumulated Depreciation
        and Amortization                          23,483           20,743
--------------------------------------------------------------------------------
  Net Premises and Equipment                     $33,031          $33,059
================================================================================


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

     The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 1996.


                                    Real
                                   Property     Sublease   Equipment
(in thousands)                      Leases       Income     Leases     Total
================================================================================
1997                               $ 4,996      $  103     $  447     $ 5,340
1998                                 4,692          75        331       4,948
1999                                 4,245          14        142       4,373
2000                                 3,672          --          3       3,675
2001                                 3,209          --          2       3,211
2002 and Thereafter                  6,093          --         --       6,093
-------------------------------------------------------------------------------
Total                              $26,907      $  192     $  925     $27,640
===============================================================================

     Rental expense for premises and equipment was $5.4 million in 1996, $5.0 million in 1995 and $4.8 million in 1994.

NOTE 6 -- MORTGAGE BANKING ACTIVITIES
The Corporation engages in sales of mortgage loans, which are originated internally or purchased from third parties. Mortgage loans held for sale are carried at the aggregate lower of cost or market value. Gains or losses on sales of these mortgage loans are recorded as a component of Non-Interest Income in the Consolidated Statement of Income.
     Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $282 million and $813 million at December 31, 1996 and 1995, respectively.
     Under the provisions of Statement of Financial Accounting Standards No. 122 -- "Accounting for Mortgage Servicing Rights" ("SFAS No.122"), beginning
January 1, 1996, the Corporation began to recognize a separate asset for the right to service originated residential mortgage loans for which a definitive plan existed to sell or securitize the associated mortgage loans based upon the fair value of the servicing rights. Application of this guidance to originated servicing rights prior to January 1, 1996 is not permitted. Additionally, any acquisition costs of acquiring mortgage servicing rights are also capitalized. Originated and acquired servicing rights are amortized over the estimated period of and in proportion to estimated net servicing revenue. Servicing rights are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At December 31, 1996, no valuation allowance was required.
     The following is an analysis of originated, acquired and excess mortgage servicing rights for the years ended December 31, 1996, 1995 and 1994, respectively.

                                        Originated            Acquired          Excess
                                        Mortgage              Mortgage          Mortgage
(in thousands)                          Servicing Rights      Servicing Rights  Servicing Rights
================================================================================================
Balance, January 1, 1994               $    --                $1,180               $985
  Additions                                 --                    --                122
  Amortization                              --                  (431)              (177)
  Sales of Servicing Rights                 --                    --               (243)
------------------------------------------------------------------------------------------------
Balance, December 31, 1994                  --                   749                687
  Additions                                 --                    --                 93
  Amortization                              --                  (189)              (108)
  Sales of Servicing Rights                 --                   (15)              (334)
------------------------------------------------------------------------------------------------
Balance, December 31, 1995                  --                   545                338
  Additions                              3,205                    --                133
  Amortization                            (222)                 (175)               (61)
  Sales of Servicing Rights             (1,580)                  (11)               (87)
------------------------------------------------------------------------------------------------
Balance, December 31, 1996             $ 1,403                $  359               $323
================================================================================================

                                                 37

NOTE 7 -- SHORT-TERM BORROWINGS

At December 31, the detail of short-term borrowings were as follows:


(in thousands)                                                1996              1995
------------------------------------------------------------------------------------------------
Federal Funds Purchased                                       $ 94,065          $ 68,237
Securities Sold Under Repurchase
  Agreements                                                   428,571           447,014
Federal Home Loan Bank Advances                                 30,000                --
Other                                                            1,343             2,390
------------------------------------------------------------------------------------------------
  Total                                                       $553,979          $517,641
================================================================================================


(dollars in thousands)                          1996          1995              1994
================================================================================================
Balance at December 31                          $553,979      $517,641          $479,250
Average Balance During
  the Year                                       503,878       464,094           269,968
Maximum Month-End Balance                        581,772       524,066           490,145
Weighted Average Rate
  During the Year                                   5.59%         5.98%             4.69%
Weighted Average Rate
  at December 31                                    5.67%         5.75%             6.01%
===============================================================================================


Securities sold under repurchase agreements at December 31, 1996, are detailed below by due date:

(dollars in thousands)             Overnight    Less than 30 days    30-90 days   Over 90 days   Demand    Total
=====================================================================================================================
Mortgage-Backed Securities:
  Securities Sold:
    Carrying Value                 $  --        $167,647        $162,910       $87,124        $ --      $417,681
    Market Value                      --         165,836         162,989        85,307          --       414,132
  Repurchase Borrowings               --         163,649         155,007        80,828          --       399,484
  Average Borrowing Interest Rate     --%           5.60%           5.43%         5.67%         --%         5.55%
---------------------------------------------------------------------------------------------------------------------
Asset-Backed Securities:
  Securities Sold:
    Carrying Value                 $  --        $ 30,022        $     --       $    --        $ --      $ 30,022
    Market Value                      --          30,562              --            --          --        30,562
  Repurchase Borrowings               --          24,553              --            --          --        24,553
  Average Borrowing Interest Rate     --%           5.70%             --%           --%         --%         5.70%
--------------------------------------------------------------------------------------------------------------------
U.S. Treasury Securities:
  Securities Sold:
    Carrying Value                 $  --        $  4,507        $     --       $    --        $ --      $  4,507
    Market Value                      --           4,518              --            --          --         4,518
  Repurchase Borrowings               --           4,534              --            --          --         4,534
  Average Borrowing Interest Rate     --%           5.45%             --%           --%         --%         5.45%
--------------------------------------------------------------------------------------------------------------------
Summary Totals:
  Securities Sold:
    Carrying Value                 $  --        $202,176        $162,910       $87,124        $ --      $452,210
    Market Value                      --         200,916         162,989        85,307          --       449,212
  Repurchase Borrowings               --         192,736         155,007        80,828          --       428,571
  Average Borrowing Interest Rate     --%           5.61%           5.43%         5.67%         --%         5.56%
====================================================================================================================

NOTE 8 -- LONG-TERM DEBT
Long-term debt consisted of Federal Home Loan Bank Advances of $256.2 million and $267.9 million at December 31, 1996 and 1995, respectively. The principal maturities of long-term debt at December 31, 1996, are presented below.

(in thousands)
===============================================================================
1997                                                                  $ 37,750
1998                                                                   142,000
1999                                                                    35,395
2000                                                                    20,750
2001                                                                        --
After 2001                                                              20,322
-------------------------------------------------------------------------------
  Total                                                               $256,217
===============================================================================

     The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2016. These advances are composed of $150.5 million fixed rate advances with an average interest rate of 6.31% and $105.7 million variable rate advances with an average rate of 5.53%. These advances are collateralized by investment securities and certain real estate loans with carrying values of $278.4 million and $131.8 million, respectively, at December 31, 1996.

NOTE 9 -- INCOME TAXES
The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)                                                       1996         1995          1994
=======================================================================================================
Current Income Tax Expense (Benefit):
  Federal                                                            $12,177      $  (59)       $4,559
  State                                                                  334       1,492           (92)
-------------------------------------------------------------------------------------------------------
    Total Current                                                     12,511       1,433         4,467
Deferred Income Tax Expense (Benefit)                                   (457)      8,069         2,682
-------------------------------------------------------------------------------------------------------
Total Income Tax Expense                                             $12,054      $9,502        $7,149
=======================================================================================================

     Tax expense (benefit) associated with investment securities gains/(losses) was $2.2 million in 1996, $(1.1) million in 1995 and $223 thousand in 1994.

     The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 1996 and 1995, are presented below.

                                          Deferred                Deferred
(in thousands)                             Assets                Liabilities
================================================================================
1996:
Loan Loss Reserve Recapture               $    --                  $ 9,797
Reserve for Loan Loss                       8,692                       --
Write-down of Property Held for Sale          718                       --
Employee Benefits                           1,974                       --
Deferred Gain on Sale/Leaseback               512                       --
Deferred State Tax Receivable               1,923                       --
Depreciation                                   --                      301
Deferred Federal Tax Liability for
 State Receivable                              --                      673
Deferred Tax Asset on Unrealized
 Securities Loss in Debt Securities           842                       --
Deferred Tax Liability on
 Security Transactions                         --                    1,933
Mortgage Servicing Rights                      --                      491
All Other                                     288                    1,500
--------------------------------------------------------------------------------
Total                                     $14,949                  $14,695
--------------------------------------------------------------------------------
1995:
Loan Loss Reserve Recapture               $    --                  $ 9,774
Reserve for Loan Loss                       7,512                       --
Write-down of Property Held for Sale          717                       --
Employee Benefits                           2,850                       --
Deferred Gain on Sale/Leaseback               586                       --
Deferred State Tax Receivable               1,673                       --
Depreciation                                   --                      545
Deferred Federal Tax Liability for
 State Receivable                              --                      586
Deferred Tax Liability on Unrealized
 Gains in Debt Securities                      --                    4,266
Deferred Tax Liability on
 Security Transactions                         --                    2,318
All Other                                     394                    1,554
--------------------------------------------------------------------------------
Total                                     $13,732                  $19,043
--------------------------------------------------------------------------------

     At December 31, 1996 and 1995, no valuation allowance was required with respect to deferred tax assets.

     The combined federal and state effective tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                              1996         1995         1994
================================================================================
Statutory Federal Income Tax Rate             35.0%        35.0%        35.0%
Increases (Decreases) in Tax Rate
 Resulting From:
  State and Local Income Taxes, Net
   of Federal Income Tax Benefit               2.2          3.7          2.8
  Tax Benefit of State Refund Claim           (1.4)          --           --
  Tax-Advantaged Income                       (1.3)        (1.7)        (1.5)
  Resolution of State Tax Issue                 --         (1.5)          --
  Federal Benefit Due to Change
   in Deferred Tax Rate                         --          (.9)          --
  Disallowed Interest Expense                   .1           .1           .1
  Employee Benefits                            (.1)         (.1)         (.5)
  Other                                        (.1)         (.1)          .4
--------------------------------------------------------------------------------
Total Combined Effective Tax Rate             34.4%        34.5%        36.3%
================================================================================

NOTE 10 -- STOCKHOLDERS' EQUITY
The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of 1.3 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 in 1996 to account for the Option Plan as had been applied in 1995 and 1994.
     Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant, as such, the Option Plan is classified as a fixed stock option plan. Accordingly, as a fixed stock option plan, no compensation expense has been recognized in the Consolidated Statement of Income.
     The Option Plan provides for the granting of nonqualified stock options to certain key employees and directors of Bankshares and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Vesting in the majority of options usually occurs immediately in 50% of the options granted with the remainder vesting in the subsequent year. The vesting provisions on the remaining options may be accelerated on the attainment of specific benchmarks related to the Corporation's performance.

The following table presents a summarization of the activity related to the options for the periods indicated:

                                          1996                       1995                      1994
-------------------------------------------------------------------------------------------------------------------
                                  Common       Weighted Avg.   Common    Weighted Avg.   Common    Weighted Avg.
                                  Shares      Exercise Price   Shares   Exercise Price   Shares    Exercise Price
===================================================================================================================
Outstanding, January 1,          627,931          $ 9.35       720,042      $ 8.24       620,285       $ 6.15
Granted                          198,600           32.36        32,865       25.41       127,890        18.94
Exercised                       (138,427)          10.97      (123,874)       7.05       (27,582)       10.54
Cancelled or Expired              (2,100)          29.88        (1,102)      18.93          (551)       18.94
-------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,        686,004          $15.62       627,931      $ 9.35       720,042       $ 8.24
===================================================================================================================
Options Exercisable at Year-end  509,264                       611,544                   656,696
Weighted Average Fair Value of
 Options Granted During the Year                  $ 8.44                    $ 6.11                     $ 6.10
Options Available for Granting
 under the Option Plan           252,308                       384,883                    30,766
-------------------------------------------------------------------------------------------------------------------

     The table below provides information on the stock options outstanding at December 31, 1996:

                                  Options Outstanding                        Options Exercisable
                      ---------------------------------------------      ---------------------------------
                                      Weighted    Weighted Average                           Weighted
Exercise Price        Common          Average        Remaining            Common             Average
    Range             Shares       Exercise Price  Contractual Life       Shares          Exercise Price
----------------------------------------------------------------------------------------------------------
$ 3.73 - $ 9.62      370,513           $ 5.10            4.1             370,513             $ 5.10
  9.63 -  14.90           --               --             --                  --                 --
 14.91 -  20.40       92,741            18.95            7.2              92,741              18.95
 20.41 -  26.66       26,250            26.66            8.5              26,250              26.66
 26.67 -  31.90      157,500            31.63            9.2               1,260              29.88
 31.91 -  37.81       39,000            35.42            9.7              18,500              35.29
----------------------------------------------------------------------------------------------------------
                     686,004           $15.62            6.2             509,264             $ 9.89
==========================================================================================================

     The weighted average fair value of all of the options granted during 1996, 1995 and 1994 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:


                                             1996            1995           1994
---------------------------------------------------------------------------------
Dividend Yield                              14.64%          14.64%         14.64%
Weighted Average Risk-free Interest Rate     6.31            5.47           7.83
Weighted Average Expected Volatility        21.18           21.18          21.18
Weighted Average Expected Life in Years         7               7              7
---------------------------------------------------------------------------------

     The provisions of SFAS No. 123 requires pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:


(in thousands, except per share data)       1996            1995           1994
=================================================================================
Net Income:
  As Reported                             $23,020         $18,025        $12,530
  Pro forma                                22,733          17,969         12,088
Primary Earnings Per Share:
  As Reported                             $  2.62         $  2.10        $  1.63
  Pro forma                                  2.60            2.09           1.57
Fully Diluted Earnings Per Share:
  As Reported                             $  2.60         $  2.10        $  1.63
  Pro forma                                  2.59            2.09           1.57
================================================================================

     At the time of the Corporation's reorganization, a liquidation account was established by the Bank for the benefit of all eligible deposit account holders as of December 31, 1986 who maintain their accounts in the Bank subsequent to the Reorganization. The liquidation account provides these deposit account holders with an interest in the retained earnings of the Bank prior to any distribution to stockholders in the sole event of a complete liquidation. The deposit account holders' interest in the liquidation account decreases as the related deposit account decreases and will never increase. The liquidation account does not restrict the use or application of stockholders' equity of the Bank except that the Bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if, as the result of such dividend or repurchase, the Bank's stockholders' equity would be less than the amount then required for the liquidation account. At December 31, 1996, the balance of the liquidation account was $12.6 million.

NOTE 11 -- EMPLOYEE BENEFIT PLANS

PENSION PLAN
The Corporation's non-contributory defined benefit pension plan covers substantially all full-time employees with at least one year of service and provides monthly benefits upon retirement to participants based on average career earnings and length of service.

During 1996 the Plan was amended effective January 1, 1996 to change the Plan into a Cash Balance Plan. Accrued benefits were converted to cash balances as of January 1, 1996 for the Plan participants. This change resulted in a reduction in the Plan expense during 1996 and the liability at December 31, 1996. The Corporation's policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Corporation deems appropriate. During 1996, the Corporation contributed $1.3 million to the plan assets.

     The following table sets forth the defined benefit plan's funded status at January 1:


(in thousands)                             1997            1996            1995
================================================================================
Actuarial Present Value of Benefit
 Obligations:
  Accumulated Benefit Obligation,
   Including Vested Benefits of
   $14,484 - 1997; $13,692 - 1996;
   $11,486 - 1995                      $(16,840)       $(15,783)       $(12,733)
================================================================================
Projected Benefit Obligation for
 Service Rendered to Date              $(16,903)       $(17,776)       $(14,069)
Plan Assets at Fair Value                20,348          16,789          13,076
--------------------------------------------------------------------------------
Plan Assets in Excess of (Less than)
 Projected Benefit Obligation             3,445            (987)           (993)
Unrecognized Net (Gain) Loss from
 Past Experience Different from
 that Assumed                            (3,010)         (1,194)           (147)
Unrecognized Net Asset Arising at
 Transition at January 1, 1987             (663)           (781)           (899)
Unrecognized Prior Service Cost          (1,238)            (54)           (153)
--------------------------------------------------------------------------------
Accrued Pension Cost Included in
 Other Liabilities                     $ (1,466)       $ (3,016)       $ (2,192)
================================================================================

     The actuarially estimated net pension cost for the year ended December 31 includes the following components:


(in thousands)                                 1996         1995           1994
================================================================================
Service Cost -- Benefits Earned
 During the Year                             $  429       $  974        $ 1,192
Interest Cost on Projected Benefit
 Obligation                                   1,255        1,252          1,175
Actual Return on Plan Assets                 (3,421)      (4,377)           131
Net Amortization and Deferral
 of (Gain) Loss                               1,515        2,975         (1,434)
--------------------------------------------------------------------------------
Net Pension Cost (Benefit) Included in
 Employee Benefits Expense                   $ (222)      $  824        $ 1,064
================================================================================

     The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

                                                1997         1996         1995
================================================================================
Rates Used in Determining
 Actuarial Present Value of Projected
 Benefit Obligation:
  Weighted Average Discount Rate                 8.0%         8.0%         9.0%
  Expected Rate of Increase in
   Future Compensation Levels                    4.0%         4.0%         5.0%
Expected Long Term Rate of Return
 on Plan Assets                                 10.0%        10.0%        10.0%
================================================================================

     Plan assets are primarily comprised of equity securities, and short-term and long-term debt securities. The unrecognized net asset arising at transition is being amortized over 15.6 years. The plan held no shares of the Corporation's common stock at December 31, 1996, 1995 and 1994.

RETIREMENT SAVINGS PLAN
The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. During 1996, the Corporation raised the maximum contribution of 50% of an employee's contribution up to 2% of the individual's salary to 75% and 4.5%, respectively. Contributions to this plan amounted to $1.1 million, $441 thousand and $403 thousand for the years ended December 31, 1996, 1995 and 1994, respectively.

POSTRETIREMENT BENEFITS
     In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach retirement age may become eligible for these benefits, generally contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 1996 and 1995, this plan is unfunded.

     The following tables set forth the plan's funded status reconciled with amounts reported in the Corporation's financial statements at December 31:


(in thousands)                                           1996             1995
================================================================================
Actuarial Present Value of Benefit
 Obligations (APBO):
  Accumulated Postretirement Benefit Obligation:
    Retirees                                          $  (761)         $  (680)
    Fully Eligible Active Plan Participants              (103)             (90)
    Other Active Plan Participants                       (338)            (309)
--------------------------------------------------------------------------------
      Total (APBO)                                     (1,202)          (1,079)
Plan Assets at Fair Value                                  --               --
--------------------------------------------------------------------------------
Accumulated Postretirement Benefit
 Obligation in Excess of Plan Assets                   (1,202)          (1,079)
Unrecognized Net Gain                                    (129)            (181)
Less: Unrecognized Transition Obligation                  864              919
--------------------------------------------------------------------------------
Accrued Postretirement Benefit (Liability)            $  (467)         $  (341)
================================================================================

     The actuarially estimated net postretirement benefit cost for the year ended December 31:


(dollars in thousands)                          1996          1995         1994
=================================================================================
Service Cost-Benefits Earned
 During Year                                    $ 58          $ 42         $ 48
Interest Cost on Projected Benefit Obligation     88            85           79
Amortization of Transition Obligation             55            53           54
Amortization of Unrecognized Gain                 --            (8)          --
-------------------------------------------------------------------------------
Net Postretirement Benefit Cost
 Included in Employee Benefit Expense           $201          $172         $181
-------------------------------------------------------------------------------
Discount Rate Used in Determining the
 Actual Present Value of Accumulated
 Postretirement Benefit Obligation               8.0%          8.0%         9.0%
--------------------------------------------------------------------------------

NOTE 12 -- OFF-BALANCE SHEET RISK
In the normal course of business, the Bank offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve, to varying degrees, elements of credit and market risk which may exceed any amount recognized in the financial statements. Risks that are inherent in normal banking services also exist in some of these financial instruments. Contract amounts of the instruments indicate the maximum exposure the Bank has in each class of financial instruments discussed in the following paragraphs. These commitments and contingencies are not reflected in the accompanying financial statements. Unless noted otherwise, the Bank does not require collateral or other securities to support financial instruments with credit risk.
     Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $323.8 million and $273.3 million at December 31, 1996 and 1995, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.
     The Bank is obligated under various recourse provisions related to sales of residential mortgage loans. The maximum potential recourse obligation was $16.4 million and $21.5 million at December 31, 1996 and 1995, respectively. No losses have been incurred under these recourse provisions.
     Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $30.4 million in 1996 and $18.5 million in 1995. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     The Bank enters into agreements for the delivery of securitized mortgage pools at a future date at a specified price or yield. The inability of counterparties to meet the terms of these contracts and movements in the value of securities and interest rates imposes risk on the Bank. Forward contracts aggregated $46.4 million and $110.1 million at December 31, 1996 and 1995, respectively. However management does not feel that any significant amounts are at risk with regard to these contracts.
     The Bank enters into various derivative financial instruments to manage its interest rate risk exposure (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $ 1.3 million at December 31, 1996, and $1.9 million at December 31, 1995.

     Notional amounts of interest rate swaps and interest rate floor/cap/corridor arrangements are detailed below by amounts outstanding, average interest rates/fees and market values at December 31, 1996 and 1995.



                                                                      Average Interest Rate/Fee
                             Notional      Maturity     --------------------------------------------------------------    Market
(dollars in thousands)        Amount         Date       Paid                   Received                                   Value
===================================================================================================================================
1996
INTEREST RATE SWAPS:
                              $  8,000       1998       5.38%       3 month LIBOR (5.50%)                                 $   33
                                 8,000       1998       6.47%       3 month LIBOR (5.62%)                                    (93)
                                15,000       1998       6.96%       3 month LIBOR (5.62%)                                   (216)
                                20,000       1998       5.29%       3 month LIBOR (5.62%)                                     96
                                 8,750       1999       6.84%       3 month LIBOR (5.53%)                                   (121)
                                14,769       1999       6.45%       3 month LIBOR (5.53%)                                   (131)
                                15,654       1999       6.35%       3 month LIBOR (5.62%)                                   (131)
                                16,501       1999       5.42%       3 month LIBOR (5.50%)                                     75
                                16,501       1999       5.78%       3 month LIBOR (5.94%)                                     12
                                16,615       1999       6.21%       3 month LIBOR (5.50%)                                    (79)
                                16,615       1999       6.31%       3 month LIBOR (5.94%)                                    (96)
                                17,249       1999       5.34%       3 month LIBOR (5.50%)                                     95
                                19,462       1999       6.01%       3 month LIBOR (5.53%)                                    (49)
                                19,462       1999       6.14%       3 month LIBOR (5.50%)                                    (79)
                                 7,000       2000       5.90%       3 month LIBOR (5.50%)                                      6
                                 9,000       2000       7.19%       3 month LIBOR (5.62%)                                   (310)
                                11,000       2000       5.95%       3 month LIBOR (5.62%)                                     19
                                15,000       2000       7.08%       3 month LIBOR (5.59%)                                   (408)
                                15,000       2000       6.45%       3 month LIBOR (5.50%)                                   (138)
                                15,000       2000       5.83%       3 month LIBOR (5.53%)                                     20
                                18,000       2000       6.01%       3 month LIBOR (5.63%)                                    (34)
                                10,000       2000       6.56%       3 month LIBOR (5.50%)                                   (105)

INTEREST RATE FLOOR/CAP/CORRIDOR ARRANGEMENTS:

          CORRIDOR            $ 50,000       1997       $850        3 month LIBOR (5.50%)> 4%, capped at 6%               $  129
          CORRIDOR              50,000       1997        760        3 month LIBOR (5.59%)> 4%, capped at 6%                  192
          CORRIDOR              50,000       1998        315        3 month LIBOR (5.63%)> 6.62%, capped at 8.62%            138
          CORRIDOR             100,000       1999        768        3 month LIBOR (5.63%)> 6.62%, capped at 8.62%            437
          FLOOR                100,000       1997        390        4 year Treasury Notes (6.03%), Strike Price of 6.8%      649
          FLOOR                100,000       1999        780        4 year Treasury Notes (6.03%), Strike Price of 6.8%    1,410
-----------------------------------------------------------------------------------------------------------------------------------
1995
Interest Rate Swaps:
                              $ 25,000       1996       4.30%       3 month LIBOR (5.94%)                                 $  183
                                25,000       1996       4.50%       3 month LIBOR (5.94%)                                    238
                                22,000       1997       6.19%       3 month LIBOR (5.88%)                                   (292)
                                15,000       1998       6.96%       3 month LIBOR (5.69%)                                   (543)
                                20,000       1998       5.29%       3 month LIBOR (5.63%)                                    (24)
                                12,250       1999       6.84%       3 month LIBOR (5.94%)                                   (321)
                                 5,000       2000       7.91%       3 month LIBOR (5.81%)                                   (478)
                                15,000       2000       7.08%       3 month LIBOR (5.69%)                                   (901)
                                 9,000       2000       7.19%       3 month LIBOR (5.95%)                                   (579)
                                 7,000       2000       6.56%       3 month LIBOR (5.87%)                                   (289)

Interest Rate Floor/Cap/Corridor Arrangements:

          Corridor            $ 50,000       1996       $573        3 month LIBOR (5.81%)> 4%, capped at 6%               $  165
          Corridor              40,000       1996        472        3 month LIBOR (5.69%)> 4%, capped at 6%                  221
          Corridor              50,000       1997        850        3 month LIBOR (5.88%)> 4%, capped at 6%                  516
          Corridor              50,000       1997        760        3 month LIBOR (5.69%)> 4%, capped at 6%                  557
          Corridor              50,000       1998        315        3 month LIBOR (5.57%)> 6.62%, capped at 8.62%            141
          Corridor             100,000       1999        768        3 month LIBOR (5.57%)> 6.62%, capped at 8.62%            410
          Floor                100,000       1997        390        4 year Treasury Notes (5.32%), Strike  Price of 6.8%   1,437
          Floor                100,000       1999        780        4 year Treasury Notes (5.32%), Strike Price of 6.8%    2,814
-----------------------------------------------------------------------------------------------------------------------------------


     For the year ended December 31, 1996, $39.0 million of the interest rate swaps hedged the exposure that the securities available for sale had to declining market values as a result of increasing interest rates. The remaining $273.6 million in swaps was utilized to hedge the interest rate risk inherent in short-term borrowings. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.
     The following is an analysis of the activity with regards to interest rate swaps and interest rate floor/cap/corridor arrangements for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                    Notional Amount
                                       ----------------------------------------
                                                             Interest Rate
                                        Interest Rate     Floor/Cap/Corridor
(in thousands)                              Swaps            Arrangements
===============================================================================
Balance, January 1, 1994                  $ 166,000          $ 190,000
New Contracts                               629,000            390,000
Expired Contracts                          (126,000)                --
Terminated Contracts                       (485,000)           (90,000)
-------------------------------------------------------------------------------
Balance, December 31, 1994                  184,000            490,000
New Contracts                               134,500            150,000
Expired Contracts                            (1,750)          (100,000)
Terminated Contracts                       (161,500)                --
-------------------------------------------------------------------------------
Balance, December 31, 1995                  155,250            540,000
NEW CONTRACTS                               295,500                 --
EXPIRED CONTRACTS                          (104,172)           (90,000)
TERMINATED CONTRACTS                        (34,000)                --
-------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                $ 312,578          $ 450,000
===============================================================================

     At December 31, 1996, the Corporation had deferred gains of $324 thousand and deferred losses of $6.0 million related to terminated contracts. These deferred gains and losses will be amortized over .3 and 1.6 years, respectively. The Corporation had deferred gains of $3.1 million and deferred losses of $10.7 million related to terminated contracts which were amortized as a yield adjustment over 1.3 and 2.5 years, respectively, at December 31, 1995.

     The notional maturities of the interest rate swaps and interest rate floor/cap/corridor arrangements at December 31, 1996, are presented below.

                                                    Notional Amount
                                       ----------------------------------------
                                                             Interest Rate
                                        Interest Rate     Floor/Cap/Corridor
(in thousands)                              Swaps            Arrangements
===============================================================================
1997                                     $     --               $200,000
1998                                       51,000                 50,000
1999                                      161,578                200,000
2000                                       90,000                     --
2001                                       10,000                     --
-------------------------------------------------------------------------------
  Total                                  $312,578               $450,000
===============================================================================

     In addition to the previously mentioned commitments and contingencies, there are various legal proceedings against the Bank. Management believes that the aggregate liabilities, if any, arising from such actions would not have a material adverse effect on the consolidated financial position of the Corporation.

NOTE 13 -- CONCENTRATIONS OF CREDIT RISK

The Corporation's investment portfolio contains mortgage-backed securities amounting to $844.7 million and $920.4 million at December 31, 1996 and 1995, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.
     Construction and mortgage loan receivables from real estate developers represent $247.6 million and $217.7 million of the total loan portfolio at December 31, 1996 and 1995, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.


NOTE 14 -- OTHER NON-INTEREST INCOME AND EXPENSE

The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)                               1996       1995       1994
=========================================================================
Other Non-Interest Income:
  Other Loan Fees                          $ 1,372     $  732    $   667
  Interest Income on Tax Refund                 --      5,796         --
  Other Non-Interest Income                  4,104      1,704      1,038
-------------------------------------------------------------------------
    Total Other Non-Interest Income        $ 5,476     $8,232    $ 1,705
=========================================================================
Other Non-Interest Expense:
  Advertising and Promotion                $ 5,433     $5,070    $ 4,645
  Communication and Postage                  3,319      2,692      2,337
  Printing and Supplies                      2,098      1,837      1,410
  Regulatory Fees                              347      1,830      3,038
  Professional Services                      2,349      1,852      1,884
  Other Non-Interest Expense                 5,664      5,729      4,073
-------------------------------------------------------------------------
    Total Other Non-Interest Expense       $19,210    $19,010    $17,387
=========================================================================


NOTE 15 -- REGULATORY CAPITAL

The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1996, the Corporation exceeds all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it would result in regulatory actions which could have a material impact on the Corporation.
     The minimum regulatory guidelines for total capital and tier 1 capital to risk-weighted assets are 8% and 4%, respectively. Guidelines for the leverage ratio require the ratio of tier 1 capital to average assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. The table below presents the various components used to calculate the capital adequacy ratios.

                                                        December 31,
--------------------------------------------------------------------------------
(dollars in thousands)                          1996               1995
================================================================================
QUALIFYING CAPITAL
Tier 1 Capital                               $ 198,374          $ 177,499
Total Capital                                  223,202            198,961
Risk-Weighted Assets                         2,141,810          1,882,559
Quarterly Average Assets                     2,774,185          2,505,608

RATIOS
Leverage Capital                                  7.15%              7.08%
Tier 1 Capital                                    9.26               9.43
Total Capital                                    10.42              10.57


NOTE 16 --  FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107 "Disclosure about Fair
Value of Financial Instruments" requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where practicable, in an effort to provide financial statement users with information in making rational investment and credit decisions.
     To estimate the fair value of each class of financial instrument, the Corporation applied the following methods using the indicated assumptions:


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


The estimated fair values of the Corporation's financial instruments at December 31 are as follows:


                                                                1996                                    1995
---------------------------------------------------------------------------------------------------------------------------
                                                   Carrying              Fair               Carrying             Fair
(in thousands)                                      Amount               Value               Amount              Value
===========================================================================================================================
Assets:
  Cash and Due from Banks                         $   54,153          $   54,153          $   49,891          $   49,891
  Short-Term Investments                              11,003              11,003               2,710               2,710
  Mortgage Loans Held for Sale                        32,228              32,251              86,326              86,267
  Securities Available for Sale                      882,905             882,905           1,017,697           1,017,697
  Securities Held to Maturity                         30,202              29,676              31,420              31,018
  Loans, Net of Allowance                          1,713,918           1,740,345           1,311,326           1,335,702
Liabilities:
  Deposits                                        $1,766,225          $1,774,523          $1,569,339          $1,576,254
  Short-Term Borrowings                              553,979             554,500             517,641             517,807
  Long-Term Debt                                     256,217             258,506             267,865             269,479
Recognized Derivative Financial Instruments:
  Interest Rate Floors                            $     483           $    2,059          $      784          $    4,251
  Interest Rate Corridors                               768                  896               1,867               2,010
Unrecognized Financial Instruments:
  Interest Rate Swaps                             $      --           $   (1,634)         $       --          $   (3,006)
  Commitments to Extend Credit                           --                    7                  --                 (32)
===========================================================================================================================


     These fair value disclosures are made solely to comply with the requirements of SFAS No. 107. The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 1996 and 1995. These amounts are based on the relative economic environment at the respective year ends, therefore, the valuations may have been affected by economic movements since year end.

NOTE 17 -- PARENT COMPANY FINANCIAL INFORMATION

The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.



STATEMENT OF INCOME
                                                             Year Ended December 31,
------------------------------------------------------------------------------------------
(in thousands)                                           1996         1995        1994
==========================================================================================
Interest Income From Bank
 Subsidiary                                            $     42      $   71      $   219
Dividend Income From Bank
 Subsidiary                                               6,060       4,410        2,730
-------------------------------------------------------------------------------------------
 Total Income                                             6,102       4,481        2,949
-------------------------------------------------------------------------------------------
Operating Expenses                                          325         527          820
------------------------------------------------------------------------------------------
Income Before Income Taxes
 and Equity in Undistributed
 Income of Bank Subsidiary                                5,777       3,954        2,129
Income Tax Benefit                                          (96)       (158)        (140)
-------------------------------------------------------------------------------------------
                                                          5,873       4,112        2,269
Equity in Undistributed Income
 of Bank Subsidiary                                      17,147      13,913       10,261
-------------------------------------------------------------------------------------------
Net Income                                              $23,020     $18,025      $12,530
===========================================================================================





STATEMENT OF CONDITION

                                                                     December 31,
------------------------------------------------------------------------------------------
(in thousands)                                                   1996           1995
==========================================================================================
ASSETS
Interest-Bearing Deposit with Bank Subsidiary                 $    852        $  1,156
Investment in Bank Subsidiary                                  195,838         182,768
Other Assets                                                       509             489
------------------------------------------------------------------------------------------
Total Assets                                                  $197,199        $184,413
==========================================================================================

LIABILITIES
Other Liabilities                                             $     18          $    5
------------------------------------------------------------------------------------------
  Total Liabilities                                                 18               5
==========================================================================================

STOCKHOLDERS' EQUITY
Common Stock                                                     8,705           8,125
Capital Surplus                                                 95,005          78,951
Retained Earnings                                               97,249          93,031
Unrealized Gain (Loss) on Debt Securities
  of Bank Subsidiary                                            (1,288)          6,791
Treasury Stock at Cost                                          (2,490)         (2,490)
------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                   197,181         184,408
------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $197,199        $184,413
==========================================================================================

                                             53



STATEMENT OF CASH FLOWS

                                                            Year Ended December 31,
---------------------------------------------------------------------------------------------
(in thousands)                                           1996          1995          1994
==============================================================================================
Operating Activities:
  Net Income                                           $ 23,020      $ 18,025      $ 12,530
  Adjustments to Reconcile
   Net Income to Net Cash
   Provided (Used) by
   Operating Activities:
       Equity in Undistributed
         Income from
         Bank Subsidiary                                (17,147)      (13,913)      (10,261)
       Other Operating Activities                            (9)         (667)          131
----------------------------------------------------------------------------------------------
     Total Adjustments                                  (17,156)      (14,580)      (10,130)
----------------------------------------------------------------------------------------------
   Net Cash Provided by
    Operating Activities                                  5,864         3,445         2,400
----------------------------------------------------------------------------------------------
Investing Activities:
   Investment in Bank Subsidiary                         (4,000)       (3,800)      (22,900)
----------------------------------------------------------------------------------------------
   Net Cash Used by Investing
   Activities                                            (4,000)       (3,800)      (22,900)
----------------------------------------------------------------------------------------------
Financing Activities:
   Issuance of Common Stock                               4,104         5,064         23,079
   Cash Dividends on Common Stock                        (6,272)       (4,293)        (2,764)
----------------------------------------------------------------------------------------------
   Net Cash Provided (Used) by
    Financing Activities                                 (2,168)          771         20,315
----------------------------------------------------------------------------------------------
Increase (Decrease) in Cash
 and Cash Equivalents                                      (304)          416           (185)
   Cash and Cash Equivalents
    at Beginning of Year                                  1,156           740            925
----------------------------------------------------------------------------------------------
Cash and Cash Equivalents
 at End of Year                                        $    852      $  1,156      $     740
==============================================================================================

Supplemental Disclosures
----------------------------------------------------------------------------------------------
Income Taxes Paid (Received)                           $   (158)     $   (209)     $      60
Stock Dividend                                           12,530         8,278             --


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The text and tables under "Election of Directors" in the Corporation's 1997 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION
The text and tables under "Compensation of Officers and Directors" in the Corporation's 1997 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The text and tables under "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's 1997 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text under "Certain Transactions with Management" in the Corporation's 1997 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.
(a) (2) Financial statement schedules--none applicable or required.
(a) (3) Exhibits
            The following is an index of the exhibits included in this report:
            (3.1) Articles of Incorporation of Provident Bankshares Corporation.(1)
            (3.2) By-Laws of Provident Bankshares Corporation, as amended.(3) (4.1) Stockholder Protection Right Agreement.(3)
            (10.1) 1994 Supplemental Executive Incentive Plan of Provident Bank
                   of Maryland.(3)
            (10.2) Supplemental Executive Retirement Income Plan of Provident
                   Bank of Maryland.(4)
            (10.3) Amended and restated Stock Option and Appreciation Rights
                   Plan of Provident Bankshares Corporation.(5)
            (10.4) Form of Change in Control Agreement between Provident
                   Bankshares Corporation and Certain Executive Officers.(2)
            (10.5) Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers.(2)
            (11) Statement RE: Computation of Per Share Earnings.(6)
            (21) Subsidiaries of Provident Bankshares Corporation.(6)
            (23) Consent of Independent Accountants.(6)
            (24) Power of Attorney.(6)
            (27) Financial Data Schedule.(6)
(b) No reports on Form 8-K were filed by the Corporation in the last quarter of 1996.
(1)  Incorporated by reference from Registrant's Registration Statement on
     Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
(2) Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(3) Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(4) Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.
(5) Incorporated by reference from the Registrant's definitive 1995 Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.
(6)  Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    PROVIDENT BANKSHARES
                    CORPORATION
                    (Registrant)

January 31, 1997 BY /s/Carl W. Stearn
                    -----------------------------------------
                       Carl W. Stearn
                       Chairman of the Board and
                       Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                 Principal Executive Officer:
January 31, 1997 BY /s/Carl W. Stearn
                    -----------------------------------------
                       Carl W. Stearn
                       Chairman of the Board and
                       Chief Executive Officer

                  Principal Financial Officer:
January 31, 1997 BY /s/James R. Wallis
                    -----------------------------------------
                       James R. Wallis
                       Executive Vice President

                  Principal Accounting Officer:
January 31, 1997 BY /s/R. Wayne Hall
                    -----------------------------------------
                    R. Wayne Hall
                    Treasurer

                 A Majority of the Board of Directors*
                 Robert B. Barnhill, Jr., Melvin A. Bilal,
                 Dr. Calvin W. Burnett, Charles W. Cole, Jr.,
                 M. Jenkins Cromwell, Jr., Pierce B. Dunn,
                 Clivie C. Haley, Jr., Mark K. Joseph,
                 Norman J. Louden, Barbara B. Lucas,
                 Peter M. Martin, Sister Rosemarie Nassif,
                 C. William Pacy, Francis G. Riggs,
                 Sheila K. Riggs, Carl W. Stearn

January 31, 1997 *BY /s/R. Wayne Hall
                     ----------------------------------------
                        R. Wayne Hall
                        Attorney-in-fact