Form 10-Q
period 1997-03-31
PROVIDENT BANKSHARES CORP
filed 1997-05-13
CIK 818969

                                   UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                    ----------


                                     FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


For Quarter Ended                                   Commission File Number
March 31, 1997                                             0-16421

                         PROVIDENT BANKSHARES CORPORATION
                         --------------------------------
              (Exact Name of Registrant as Specified in its Charter)


          Maryland                                        52-1518642
-------------------------------                       -----------------
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
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                         -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 8,591,092 shares outstanding at May 2, 1997.

                 PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                 TABLE OF CONTENTS
                                                                   Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition--
          March 31, 1997 and 1996 and  December 31, 1996            3

          Consolidated Statement of Income--
          Three Months Ended March 31, 1997 and 1996                4

          Consolidated Statement of Cash Flows--
          Three Months Ended March 31, 1997 and 1996                5

          Notes to Consolidated Financial Statements                6


Item 2. Management's Discussion and Analysis
        of Results of Operations and Financial Condition            9

PART II - OTHER INFORMATION                                        13

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                         14


EXHIBIT INDEX                                                      15

PART I.  FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                           March 31,       December 31,         March 31,
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                       1997             1996                1996
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                  $   57,182         $   54,153         $     52,956
Short-Term Investments                                                        1,455             11,003                4,859
Mortgage Loans Held for Sale                                                 37,699             32,228               68,810
Securities Available for Sale                                               969,485            882,905              953,060
Securities Held to Maturity (Market Value $31,346, $29,676
   and $32,825 at March 31, 1997, December 31, 1996
   and March 31, 1996, respectively)                                         31,878             30,202               33,359
Loans:
   Consumer                                                               1,152,674          1,100,702              866,025
   Commercial Business                                                      258,218            250,395              215,381
   Real Estate -- Construction                                              101,748             99,473               88,192
   Real Estate -- Mortgage                                                  280,609            288,176              273,479
----------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                          1,793,249          1,738,746            1,443,077
Less:  Allowance for Loan Losses                                             25,335             24,828               21,556
----------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                            1,767,914          1,713,918            1,421,521
----------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                  33,327             33,031               33,037
Accrued Interest Receivable                                                  20,684             19,637               17,174
Investment Securities Sold Not Delivered                                         --                 --               53,830
Other Assets                                                                 26,017             21,762               24,930
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                            $ 2,945,641         $2,798,839         $  2,663,536
----------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-Bearing                                                   $   164,403         $  150,360         $    141,847
  Interest-Bearing                                                        1,740,512          1,615,865            1,505,227
----------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                        1,904,915          1,766,225            1,647,074
----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                       552,271            553,979              500,637
Long-Term Debt                                                              263,444            256,217              252,812
Investment Securities Purchased Not Received                                     --                 --               59,397
Other Liabilities                                                            26,262             25,237               22,305
----------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                       2,746,892          2,601,658            2,482,225
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
  Issued 8,818,658, 8,705,395 and 8,243,556 Shares at March 31, 1997,
  December 31, 1996 and March 31, 1996, respectively                          8,818              8,705                8,244
Capital Surplus                                                              97,136             95,005               81,485
Retained Earnings                                                           101,969             97,249               96,983
Net Unrealized Loss on Debt Securities                                       (6,684)            (1,288)              (2,911)
Treasury Stock at Cost - 228,066 Shares                                      (2,490)            (2,490)              (2,490)
----------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                198,749            197,181              181,311
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 2,945,641         $2,798,839         $  2,663,536
----------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                                                      Three Months Ended
                                                                           March 31,
--------------------------------------------------------------------------------------------
(in thousands, except per share data)                            1997                1996
--------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and Fees on Loans                                    $  36,272           $   29,461
Interest on Securities                                           16,740               16,746
Tax-Advantaged Interest                                             464                  752
Interest on Short-Term Investments                                  107                   37
--------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                         53,583               46,996
--------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                             17,559               15,069
Interest on Short-Term Borrowings                                 7,700                6,501
Interest on Long-Term Debt                                        4,007                3,736
--------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                        29,266               25,306
--------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                            24,317               21,690
Less: Provision for Loan Losses                                     834                5,400
--------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            23,483               16,290
--------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                               5,231                3,615
Mortgage Banking Activities                                       2,004                3,300
Commissions and Fees                                                861                  753
Net Securities Gains                                                 71                5,070
Other Non-Interest Income                                         1,417                1,104
--------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                      9,584               13,842
--------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   11,794               12,123
Occupancy Expense, Net                                            2,092                2,015
Furniture and Equipment Expense                                   1,646                1,502
External Processing Fees                                          2,665                2,288
Other Non-Interest Expense                                        4,940                3,955
--------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                    23,137               21,883
--------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                               9,930                8,249
Income Tax Expense                                                3,415                2,944
--------------------------------------------------------------------------------------------
NET INCOME                                                    $   6,515           $    5,305
============================================================================================
PER SHARE AMOUNTS:
  Net Income -- Primary                                       $    0.73           $     0.61
  Net Income -- Fully Diluted                                 $    0.73           $     0.61
============================================================================================


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries



                                                                                     Three Months Ended March 31,
=======================================================================================================================
(in thousands)                                                                   1997                          1996
=======================================================================================================================

OPERATING ACTIVITIES:
   Net Income                                                                $     6,515                   $     5,305
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                              1,668                         1,485
        Provision for Loan Losses                                                    834                         5,400
        Provision for Deferred Income Tax Benefit                                   (613)                         (293)
        Realized Net Securities Gains                                                (71)                       (5,070)
        Loans Originated or Acquired and Held for Sale                           (67,687)                     (166,970)
        Proceeds from Sales of Loans                                              62,692                       185,056
        Gain on Sales of Loans                                                      (476)                         (570)
        Other Operating Activities                                                  (523)                       (2,824)
-----------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                               (4,176)                       16,214
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                          2,339                        21,519
-----------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Principal Collections and Maturities of Securities Available for Sale          29,971                        54,077
   Principal Collections and Maturities of Securities Held to Maturity                22                         1,545
   Proceeds on Sales of Securities Available for Sale                             18,621                       165,949
   Purchases of Securities Held to Maturity                                       (1,712)                       (3,500)
   Purchases of Securities Available for Sale                                   (144,277)                     (166,446)
   Loan Originations and Purchases Less Principal Collections                    (54,498)                     (113,679)
   Purchases of Premises and Equipment                                            (1,643)                       (1,229)
=======================================================================================================================
NET CASH USED BY INVESTING ACTIVITIES                                           (153,516)                      (63,283)
=======================================================================================================================

FINANCING ACTIVITIES:
   Net Increase in Deposits                                                      138,690                        77,735
   Net Decrease in Short-Term Borrowings                                          (1,708)                      (17,004)
   Proceeds from Long-Term Debt                                                   35,000                        25,000
   Payments and Maturities of Long-Term Debt                                     (27,773)                      (40,053)
   Issuance of Common Stock                                                        2,244                         2,653
   Cash Dividends on Common Stock                                                 (1,795)                       (1,353)
-----------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        144,658                        46,978
=======================================================================================================================
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (6,519)                        5,214
   Cash and Cash Equivalents at Beginning of Year                                 65,156                        52,601
=======================================================================================================================
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $    58,637                   $    57,815
=======================================================================================================================

SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                     $   157,747                   $    14,648
Income Taxes Paid                                                                     29                         2,060


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 7, 1997.

NOTE B - PER SHARE INFORMATION

     Net income per share is based on the number of weighted average common shares outstanding for the three month period ended March 31, 1997 (8,891,452 shares) which includes common stock equivalents resulting from outstanding stock options. For the three month period ended March 31, 1997 dividends of $.21 per common share were declared and paid. The results for 1996 have been given retroactive treatment to the beginning of the year for the May 10, 1996 stock dividend. With the restatement for the stock dividend in the second quarter 1996, the first quarter restated earnings per share were $.61 for the three month period ended March 31, 1996.
     The Corporation will adopt Statement of Financial Accounting Standards
No. 128 - "Earnings Per Share" ("SFAS No. 128") on December 31, 1997.  SFAS
No. 128 requires the Corporation to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Adoption of this standard is not expected to have a material impact on the Corporation's financial statements.

NOTE C - INVESTMENT SECURITIES

     Effective December 31, 1993 the Corporation adopted Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Under SFAS No. 115, the investment portfolio is divided among three categories: investment securities, securities available for sale and trading account securities. Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are reported at fair value with any unrealized appreciation or depreciation in value reported, net of applicable taxes, directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities and therefore, has no effect on the reported earnings of the Corporation.

     The aggregate amortized cost and market values of the investment securities portfolio at March 31 were as follows:

                                                                    MARCH 31, 1997
                                             --------------------------------------------------------------------
                                                                   GROSS             GROSS
                                               AMORTIZED        UNREALIZED         UNREALIZED            MARKET
(in thousands)                                   COST              GAINS             LOSSES              VALUE
=================================================================================================================

SECURITITES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations               $       5,001       $         3        $        --       $      5,004
Mortgage-Backed Securities                      926,635             3,195             14,109            915,721
Municipal Securities                             18,878               222                396             18,704
Other Debt Securities                            30,028                61                 33             30,056
-----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale           980,542             3,481             14,538            969,485
-----------------------------------------------------------------------------------------------------------------

SECURITITES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                      16,026                43                 --             16,069
Mortgage-Backed Securities                       15,852                --                575             15,277
-----------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity              31,878                43                575             31,346
-----------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio     $   1,012,420       $     3,524       $     15,113      $   1,000,831
=================================================================================================================

                                                                    March 31, 1996
                                             --------------------------------------------------------------------
                                                                   Gross              Gross
                                               Amortized        Unrealized         Unrealized            Market
(in thousands)                                   Cost              Gains             Losses              Value
-----------------------------------------------------------------------------------------------------------------

SECURITITES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations               $      27,187       $       499       $       458       $      27,228
Mortgage-Backed Securities                      861,635             4,968            10,074             856,529
Municipal Securities                             11,551               296               119              11,728
Other Debt Securities                            57,593               773               791              57,575
----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale           957,966             6,536            11,442             953,060
----------------------------------------------------------------------------------------------------------------

SECURITITES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                      15,391                35                --              15,426
Mortgage-Backed Securities                       17,968                --               569              17,399
----------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity              33,359                35               569              32,825
----------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio     $     991,325       $      6,571      $    12,011       $     985,885
================================================================================================================


     At March 31, 1997 a net unrealized loss of $6.7 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $1.3 million on Securities Available for Sale at December 31, 1996. For details regarding investment securities at December 31, 1996, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 7, 1997.

NOTE D - SERVICING ASSETS

Effective January 1, 1997, the Corporation adopted the provisions of Statement of Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This new Statement supersedes SFAS No. 122 - "Accounting for Mortgage Servicing Rights", which was adopted on January 1 of the prior year. The adoption of SFAS No. 125 has had no significant impact on the earnings or financial condition of the Corporation. SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At March 31, 1997 no valuation allowance was required.
     The following is an analysis of servicing asset balance, net of accumulated amortization, for the quarter ended March 31, 1997:

                                                              March 31,
(in thousands)                                                 1997
-------------------------------------------------------------------
Balance at January 1, 1997                                   $2,085
Additions                                                       209
Amortization                                                     57
Sales of Servicing Assets                                        --
-------------------------------------------------------------------
Balance at March 31, 1997                                    $2,237
===================================================================

NOTE E - CONTINGENT LIABILITIES

     In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank plans to appeal the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NOTE F - PENDING ACQUISITION

On March 10, 1997, the Corporation and First Citizens Financial Corporation, a $694 million savings bank holding company, entered into a definitive merger agreement whereby each First Citizens share will be converted into .73 shares of Provident common stock, subject to adjustments and certain circumstances. Upon shareholder and various regulatory approvals, First Citizens Financial Corporation will be merged into Provident Bankshares Corporation using the pooling-of-interest accounting method. The transaction is expected to be finalized in the third quarter of 1997.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

     Provident recorded a 23% increase in net income over the same period a year ago. Net income for the quarter ended March 31, 1997 was $6.5 million or $.73 per share, compared to $5.3 million or $.61 per share for the first quarter of the prior year. The higher earnings in 1997 were mainly due to loan growth and increased fee income. Consumer loans outstanding grew $287 million as total loans increased 24% to $1.79 billion. Non-interest income, net of security gains, increased 8% over the first quarter of 1996, driven by fee based services on higher account volume. Higher account volume and continued investment in business initiatives contributed to a 5.7% increase in operating expenses. There was a $834 thousand provision for loan losses during the quarter with net charge-offs of $327 thousand.

NET INTEREST INCOME

     Resulting from growth in average earning assets, tax-equivalent net interest income rose to $24.5 million for the first quarter of 1997, a $2.7 million increase over the prior year. Income growth was also influenced by a 2 basis point increase in net interest margin.

     Provident's interest income on earning assets rose $6.6 million from the first quarter of 1996, the result of a $303 million expansion in average earning asset balances and an 18 basis point rise in yield. Growth in total average earning assets was provided by increases of $299 million in consumer loans, $40 million in commercial business loans, $20 million in real estate construction and $9 million in commercial mortgage loans. Investments decreased $41 million to support the previously discussed loan growth. The increase in the yield was mainly attributable to the shift from lower yielding investments to higher yielding loans.

     Total interest expense was $4.0 million above a year ago, the combined result of an increase of 18 basis points in the average rate paid and a $267 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $163 million in matched maturity brokered deposits, $27 million in interest bearing demand/money market deposits, $11 million in savings and $74 million of borrowings.

     As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, net interest income has been decreased by $913 thousand for the quarter ending March 31, 1997. The amortization of closed positions accounted for $741 thousand of the net interest income reduction. The remainder of the reduction, $172 thousand, reflects the impact of off-balance sheet positions used in our on going interest rate risk management.

     The forward yield curve indicates that short-term rates will increase by 83 basis points and long-term rates will increase 20 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its March 31, 1997 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions would decrease net interest income by $4.9 million over the next twelve months. This compares to a decrease in net interest income of $5.9 million should interest rates remain unchanged. Included in the forgoing is the amortization of closed positions which will reduce net interest income $3.1 million over the next twelve months.

PROVISION FOR LOAN LOSSES

     The Corporation recorded an $834 thousand provision for loan losses for the quarter. Net charge-offs were $327 thousand compared to net charge-offs of $5.3 million for the first quarter of 1996. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1997 was $25.3 million, up from the $21.6 million a year ago. At March 31, 1997, the allowance represented 1.41% of total loans and 369% of non-performing loans. Total non-performing loans were $6.9 million at March 31, 1997. Beginning in 1997, the Corporation no longer places consumer loans in non-accrual status to better conform to standard industry practice. Consumer loans and any uncollected accrued interest are generally charged-off at 120 days past due. Non-performing loans as a percent of loans outstanding at March 31, 1997 were .38%.

     In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank plans to appeal the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appeallate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NON-INTEREST INCOME

     Non-interest income totaled $9.6 million in the first quarter of 1997 compared to $13.8 million in 1996. Net of security gains, non-interest income increased $741 thousand. This increase was driven by a rise in fee based services caused by higher account volume. Mortgage banking income declined by $1.3 million due to lower originations associated with the decision to divest five mortgage origination offices in Pennsylvania and New Jersey. Mortgage originations were $64.6 million for the first quarter of 1997 compared to $102.0 million for the first quarter of 1996. Deposit service fees continued their upward trend, increasing 45% over the prior year following an 18% rise in the number of retail demand deposit accounts from the first quarter of 1996 and a change in the fee structure. Commercial deposit fees increased 31% and commercial loan fees increased 32%, reflecting an increase in loan originations.

NON-INTEREST EXPENSE

     First quarter non-interest expense of $23.1 million was 5.7% or $1.3 million higher than a year ago. Salaries and benefits declined $329 thousand mainly related to lower mortgage banking business.

     Occupancy costs increased $77 thousand or 3.8% over last year and furniture and equipment expense increased $144 thousand. These increases were required by branch network expansion and upgrades of technology.

     External processing fees increased $377 thousand due to increased account volume. All other expenses increased a total of $985 thousand mainly associated with a $281 thousand increase in advertising and promotion expense, $227 thousand increase in professional services and a $186 thousand charge for closing certain mortgage origination offices.

INCOME TAXES

     Provident recorded income tax expense of $3.4 million on income before taxes of $9.9 million, an effective tax rate of 34.4%. During the first quarter of 1996, Provident's tax expense was $2.9 million on pre-tax income of $8.2 million, an effective tax rate of 35.7%. The decrease in the effective tax rate is primarily due to lower state income tax expense.

FINANCIAL CONDITION

     Total assets of the Corporation increased $147 million from December 31, 1996 to March 31, 1997 as loan balances increased $54.5 million and securities available for sale increased $86.6 million. Consumer loans were up $52 million, commercial business loans $7.8 million and real estate construction loans $2.3 million. Real estate mortgage loans declined $7.6 million. Total deposits ended the quarter at $1.9 billion, an increase of $138.7 million over the December 31, 1996 level. Non-interest bearing deposits increased $14.0 million from December 31, 1996 while interest bearing deposits increased $124.6 million. Borrowings increased $5.5 million from December 31, 1996 ending the quarter at $816 million.

     The primary source of liquidity at March 31, 1997 were loans held for sale and investments available for sale, which totaled $1.0 billion. This represents 37% of total liabilities compared to 35% at December 31, 1996.

     At quarter-end, the leverage ratio was 7.20% and total stockholders' equity represented 10.65% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings - See Part I, Note E - Contingent Liabilities

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

              (a) The exhibits filed as part of this report are listed below:

                  (3.1) Articles of Incorporation of Provident Bankshares Corporation.*

                  (3.2) By-laws of Provident Bankshares Corporation, as amended.**

                  (11)   Statement re: Computation of Per Share Earnings.

                  (27)   Financial Data Schedule.

              (b) Reports on Form 8-K

                  A Form 8-K was filed during the quarter regarding the pending merger with First Citizens Financial Corporation.

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


                                      PROVIDENT BANKSHARES CORPORATION
                                      --------------------------------
                                                 Registrant



May 13, 1997                                 /s/ Peter M. Martin
                                             -------------------
                                             Peter M. Martin
                                     President and Chief Operating Officer



May 13, 1997                                 /s/ R. Wayne Hall
                                             -----------------
                                             R. Wayne Hall
                                               Treasurer

                                    EXHIBIT INDEX


Exhibit      Description
-------      -----------

   (11)      Statement re: Computation of
             Per Share Earnings

   (27)      Financial Data Schedule