Form 10-Q
period 1997-06-30
PROVIDENT BANKSHARES CORP
filed 1997-08-08
CIK 818969

                                   UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     ----------


                                       FORM 10-Q


                     Quarterly Report Under Section 13 or 15(d) of
                          The Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
June 30, 1997                                                    0-16421


                            PROVIDENT BANKSHARES CORPORATION
                            --------------------------------
                (Exact Name of Registrant as Specified in its Charter)



        Maryland                                               52-1518642
-----------------------------                           -----------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
 Incorporation or Organization)                              Identification
                                                                  Number)


                  114 East Lexington Street Baltimore, Maryland 21202
                  ----------------------------------------------------
                       (Address of Principal Executive Offices)




                                    (410) 281-7000
                  ----------------------------------------------------

                  (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 9,056,389 shares outstanding at July 31, 1997.

                 PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                   TABLE OF CONTENTS
                                                                      Page
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statement of Condition--
               June 30, 1997 and 1996 and December 31, 1996            3

               Consolidated Statement of Income--
               Three and Six Months Ended June 30, 1997 and 1996       4

               Consolidated Statement of Cash Flows--
               Six Months Ended June 30, 1997 and 1996                 5

               Notes to Consolidated Financial Statements              6


Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition        9

PART II -      OTHER INFORMATION                                      12

Item 1.        Legal Proceedings

Item 2.        Changes in Securities

Item 3.        Defaults upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K


SIGNATURES                                                            13


EXHIBIT INDEX                                                         14

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries


                                                                        June 30,            December 31,                June 30,
(dollars in thousands)                                                      1997                    1996                    1996
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                              $    53,708             $    54,153             $    57,247
Short-Term Investments                                                       794                  11,003                   1,058
Mortgage Loans Held for Sale                                              25,656                  32,228                  96,906
Securities Available for Sale                                            903,398                 882,905                 895,338
Securities Held to Maturity (Market Value $31,729, $29,676
  and $31,430 at June 30, 1997, December 31, 1996 and
  June 30, 1996, respectively)                                            32,109                  30,202                  32,347
Loans:
   Consumer                                                            1,301,655               1,100,702                 964,712
   Commercial Business                                                   258,039                 250,395                 226,608
   Real Estate -- Construction                                           100,556                  99,473                 117,879
   Real Estate -- Mortgage                                               303,940                 288,176                 262,758
---------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                       1,964,190               1,738,746               1,571,957
Less:  Allowance for Loan Losses                                          26,878                  24,828                  21,733
---------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                         1,937,312               1,713,918               1,550,224
---------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                               33,392                  33,031                  32,978
Accrued Interest Receivable                                               22,703                  19,637                  18,114
Other Assets                                                              17,823                  21,762                  18,669
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 3,026,895             $ 2,798,839             $ 2,702,881
---------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-Bearing                                                $   166,828             $   150,360             $   143,759
  Interest-Bearing                                                     1,803,862               1,615,865               1,603,964
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                     1,970,690               1,766,225               1,747,723
---------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                    544,884                 553,979                 455,929
Long-Term Debt                                                           269,581                 256,217                 284,508
Other Liabilities                                                         30,002                  25,237                  32,935
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                    2,815,157               2,601,658               2,521,095
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
   Issued 9,277,659, 8,705,395 and 8,655,385 Shares at
   June 30, 1997, December 31, 1996 and June 30, 1996,
   respectively                                                            9,278                   8,705                   8,655
Capital Surplus                                                          111,872                  95,005                  93,842
Retained Earnings                                                         92,278                  97,249                  88,645
Net Unrealized Gain (Loss) on Debt Securities                                800                  (1,288)                 (6,866)
Treasury Stock at Cost - 228,066 Shares                                   (2,490)                 (2,490)                 (2,490)
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                             211,738                 197,181                 181,786
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 3,026,895             $ 2,798,839             $ 2,702,881
---------------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                         Three Months Ended                         Six Months Ended
                                                               June 30,                                  June 30,
--------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                     1997          1996                       1997          1996
--------------------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and Fees on Loans                             $  38,580     $  32,342                  $  74,852      $  61,803
Interest on Securities                                    16,839        15,690                     33,579         32,436
Tax-Advantaged Interest                                      469           749                        933          1,501
Interest on Short-Term Investments                            42            44                        149             81
--------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                  55,930        48,825                    109,513         95,821
--------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                      19,002        15,441                     36,561         30,510
Interest on Short-Term Borrowings                          7,823         6,776                     15,523         13,277
Interest on Long-Term Debt                                 4,000         3,918                      8,007          7,654
--------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                 30,825        26,135                     60,091         51,441
--------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                     25,105        22,690                     49,422         44,380
Less: Provision for Loan Losses                            2,053           375                      2,887          5,775
--------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     23,052        22,315                     46,535         38,605
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                        5,757         4,581                     10,988          8,196
Mortgage Banking Activities                                1,863         3,209                      3,867          6,509
Commissions and Fees                                         904           785                      1,765          1,538
Net Securities Gains (Losses)                                107           (65)                       178          5,005
Other Non-Interest Income                                  1,435         1,130                      2,852          2,234
--------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                              10,066         9,640                     19,650         23,482
--------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                            11,869        12,149                     23,663         24,272
Occupancy Expense, Net                                     2,116         1,928                      4,208          3,943
Furniture and Equipment Expense                            1,655         1,576                      3,301          3,078
External Processing Fees                                   2,796         2,421                      5,461          4,709
Other Non-Interest Expense                                 4,328         4,827                      9,268          8,782
--------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                             22,764        22,901                     45,901         44,784
--------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                       10,354         9,054                     20,284         17,303
Income Tax Expense                                         3,549         3,449                      6,964          6,393
--------------------------------------------------------------------------------------------------------------------------
NET INCOME                                             $   6,805     $   5,605                  $  13,320      $  10,910
--------------------------------------------------------------------------------------------------------------------------

PER SHARE AMOUNTS:
  Net Income -- Primary                                $    0.73     $    0.61                  $    1.43      $    1.19
  Net Income -- Fully Diluted                               0.73          0.61                       1.42           1.19
--------------------------------------------------------------------------------------------------------------------------


CONSOLIDATED STATEMENT OF CASH FLOWS

Provident Bankshares Corporation and Subsidiaries

                                                                                            Six Months Ended June 30,
-------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                            1997                     1996
-------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
   Net Income                                                                   $       13,320             $      10,910
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                                    3,438                     3,277
        Provision for Loan Losses                                                        2,887                     5,775
        Provision for Deferred Income Tax Benefit                                       (1,419)                     (631)
        Realized Net Securities Gains                                                     (178)                   (5,005)
        Loans Originated or Acquired and Held for Sale                                (143,374)                 (227,192)
        Proceeds from Sales of Loans                                                   151,183                   219,423
        Gain on Sales of Loans                                                          (1,237)                   (2,811)
        Other Operating Activities                                                       3,731                    10,222
-------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                     15,031                     3,058
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                               28,351                    13,968
-------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Principal Collections and Maturities of Securities Available for Sale                66,468                   106,549
   Principal Collections and Maturities of Securities Held to Maturity                      82                     2,876
   Proceeds on Sales of Securities Available for Sale                                   65,408                   188,378
   Purchases of Securities Held to Maturity                                             (2,018)                   (3,832)
   Purchases of Securities Available for Sale                                         (149,292)                 (190,477)
   Loan Originations and Purchases Less Principal Collections                         (224,424)                 (242,734)
   Purchases of Premises and Equipment                                                  (3,112)                   (2,464)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                 (246,888)                 (141,704)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net Increase in Deposits                                                            204,465                   178,384
   Net Decrease in Short-Term Borrowings                                                (9,095)                  (61,712)
   Proceeds from Long-Term Debt                                                         47,000                    56,750
   Payments and Maturities of Long-Term Debt                                           (33,636)                  (40,107)
   Issuance of Common Stock                                                              2,834                     2,891
   Cash Dividends on Common Stock                                                       (3,685)                   (2,766)
-------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                              207,883                   133,440
-------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                       (10,654)                    5,704
   Cash and Cash Equivalents at Beginning of Year                                       65,156                    52,601
-------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       54,502             $      58,305
-------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
-------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                        $       34,049             $      29,668
Income Taxes Paid                                                                        4,680                     8,122
Stock Dividend                                                                          14,606                    12,530


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 1997

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 7, 1997.

NOTE B - PER SHARE INFORMATION

        Net income per share is based on the number of weighted average common shares outstanding for the six month period ended June 30, 1997 (9,360,078 shares) which includes common stock equivalents resulting from outstanding stock options. For the six month period ended June 30, 1997 dividends of $.41 per common share were paid. The results for 1996 have been given retroactive treatment to the beginning of the year for the May 9, 1997 stock dividend. With the restatement for the stock dividend in the second quarter 1997, the second quarter restated earnings per share were $.61 for the six month period ended June 30, 1996.

        The Corporation will adopt Statement of Financial Accounting Standard No. 128 - "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Corporation to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Adoption of this standard is not expected to have a material impact on the Corporation's financial statements.

NOTE C - INVESTMENT SECURITIES

        The Corporation's investment portfolio is divided among three categories: investment securities, securities available for sale and trading account securities. Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are reported at fair value with any unrealized appreciation or depreciation in value reported, net of applicable taxes, directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities and therefore, has no effect on the reported earnings of the Corporation.

        The aggregate amortized cost and market values of the investment securities portfolio at June 30 were as follows:


                                                                        June 30, 1997
                                             -------------------------------------------------------------------------------
                                                                         Gross                Gross
                                                  Amortized           Unrealized            Unrealized               Market
(in thousands)                                       Cost                Gains                Losses                 Value
----------------------------------------------------------------------------------------------------------------------------

SECURITITES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations                     $     5,014           $      12            $      --            $     5,026
Mortgage-Backed Securities                          848,538               5,948                4,599                849,887
Municipal Securities                                 18,875                 287                  150                 19,012
Other Debt Securities                                29,647                  26                  200                 29,473
----------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale               902,074               6,273                4,949                903,398
----------------------------------------------------------------------------------------------------------------------------

SECURITITES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                          16,332                  50                   --                 16,382
Mortgage-Backed Securities                           15,777                  --                  430                 15,347
---------------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                  32,109                  50                  430                 31,729
---------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio           $   934,183           $   6,323            $   5,379            $   935,127
----------------------------------------------------------------------------------------------------------------------------


                                                                                June 30, 1996
                                   -----------------------------------------------------------------------------------------
                                                                          Gross               Gross
                                                   Amortized           Unrealized           Unrealized               Market
(in thousands)                                        Cost                Gains               Losses                 Value
----------------------------------------------------------------------------------------------------------------------------


SECURITITES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations                     $    27,163           $      60           $       11           $     27,212
Mortgage-Backed Securities                          815,995               3,217               14,813                804,399
Municipal Securities                                 11,550                 229                  181                 11,598
Other Debt Securities                                52,021                 390                  282                 52,129
----------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale               906,729               3,896               15,287                895,338
----------------------------------------------------------------------------------------------------------------------------

SECURITITES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                          15,726                  --                   --                 15,726
Mortgage-Backed Securities                           16,621                  --                  917                 15,704
----------------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity                  32,347                  --                  917                 31,430
----------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio           $   939,076           $   3,896           $   16,204           $    926,768
-------------------------------------------------------------------------------------------------------------------------------



     At June 30, 1997 a net unrealized gain of $800 thousand was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $1.3 million on Securities Available for Sale at December 31, 1996. For details regarding investment securities at December 31, 1996, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 7, 1997.

NOTE D - SERVICING ASSETS

Effective January 1, 1997, the Corporation adopted the provisions of Statement of Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This new statement supersedes SFAS No. 122 - "Accounting for Mortgage Servicing Rights", which was adopted on January 1 of the prior year. The adoption of SFAS No. 125 has had no significant impact on the earnings or financial condition of the Corporation. SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At June 30, 1997 no valuation allowance was required.
        The following is an analysis of servicing asset balance, net of accumulated amortization, during the period ended June 30, 1997:


                                                                       June 30,
(in thousands)                                                             1997
-------------------------------------------------------------------------------
Balance at January 1, 1997                                               $2,085
Additions                                                                   337
Amortization                                                                 65
Sales of Servicing Assets                                                   828
-------------------------------------------------------------------------------
Balance at June 30, 1997                                                 $1,529
-------------------------------------------------------------------------------

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


NOTE F - PENDING ACQUISITION

On March 10, 1997, the Corporation and First Citizens Financial Corporation, a $694 million savings bank holding company, entered into a definitive merger agreement whereby each First Citizens share will be converted into .7665 shares of Provident common stock, subject to adjustments and certain circumstances. Upon shareholder and various regulatory approvals, First Citizens Financial Corporation will be merged into Provident Bankshares Corporation using the pooling-of-interest accounting method. The transaction is expected to be finalized in the third quarter of 1997.

NOTE G - FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS


     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains or losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Corporation's operations. This statement is effective for years beginning after December 15, 1997 and requires reclassification of financial statements for earlier periods provided for comparative purposes is required.

        The FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" during June 1997. This statement provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. The statement will not have an impact on the results of operations of the Corporation but will expand present disclosures. This statement becomes effective for all periods beginning after December 15, 1997. Currently, management has not yet determined the core segments for SFAS No. 131 reporting purposes.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


PROVIDENT BANKSHARES CORPORATION AND SUBSIDIAIRIES

FINANCIAL REVIEW

EARNINGS SUMMARY

     Provident recorded a 21.4% increase in net income over the same period a year ago. Net income for the quarter ended June 30, 1997 was $6.8 million or $.73 per share, compared to $5.6 million or $.61 per share for the second quarter of the prior year. The higher earnings in 1997 were mainly due to loan growth, increased fee income and lower operating expenses. Average consumer loans outstanding grew $279 million as total average loans increased 22% to $1.84 billion. Increase in non-interest income was driven by a 26% increase in fee based services on higher account volume. Even with higher account volume and continued investment in business initiatives, operating expenses declined $137 thousand. There was a $1.7 million increase in the provision for loan losses during the quarter with net charge-offs of $510 thousand. The increase in provision is related to the growth in loans experienced during the quarter.

NET INTEREST INCOME

     Growth in average earning assets raised tax-equivalent net interest income to $25.3 million for the second quarter of 1997, a $2.5 million increase over the prior year. This was partially offset by a 10 basis point decline in yield-cost spread. As a result, the net interest margin decreased 4 basis points.

     Provident's interest income on earning assets rose $7.1 million from the second quarter of 1996, the result of a $300 million expansion in average earning asset balances and an 17 basis point rise in yield. Growth in total average earning assets was provided by increases of $279 million in consumer loans, $32 million in commercial business loans, and $8.6 million in commercial mortgage loans. Investments increased $21 million while mortgage loans held for sale declined $54 million. The yield increase was mainly attributable to a greater mix of higher yielding loans versus investments.

     Total interest expense was $4.7 million above a year ago, the combined result of an increase of 27 basis points in the average rate paid and a $256 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $147 million in matched maturity brokered deposits, $60 million in money market certificates of deposits, $21 million in interest bearing demand/money market deposits, $3 million in savings and $39 million of borrowings.

     As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income decreased by $198 thousand and interest expense increased by $640 thousand, for a total decrease of $838 thousand for the quarter ending June 30, 1997. For the six months ending
June 30, 1997, these transactions decreased interest income by $283 thousand and increased interest expense by $1.47 million combining to decrease net interest income $1.75 million. Included in this net interest income decrease was the amortization of closed positions which reduced interest income by $102 thousand and increased interest expense $780 thousand (a net decrease of $882 thousand) for the current quarter and reduced interest income by $278 thousand and increased interest expense $1.34 million (a net decrease of $1.62 million) for the six months ending June 30, 1997. Without the amortization of closed positions, off-balance sheet positions increased net interest income $44 thousand for the current quarter and decreased net interest income $129 thousand for the six months ending June 30, 1997.

     The forward yield curve indicates that short-term rates will increase by 33 basis points and long term rates will increase 10 basis points over the next twelve months. The Corporation's analyis indicates that if management does not adjust its June 30, 1997 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $1.8 million over the next twelve months. This compares to a decrease in net interest income of $1.9 million should interest rates remain unchanged. Amortization of closed positions will reduce net interest income $3.0 million over the next twelve months.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a $2.1 million provision for loan losses for the quarter. Net charge-offs were $510 thousand compared to net charge-offs of $198 thousand for the second quarter of 1996. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1997 was $26.9 million, up from the $21.7 million a year ago. At June 30, 1997, the allowance represented 1.37% of total loans and 604% of non-performing loans. Total non-performing loans were $4.4 million at June 30, 1997. Beginning in 1997, the Corporation no longer places consumer loans in non-accural status to better conform to standard industry practice. Consumer loans and any uncollected accrued interest are generally charged-off at 120 days past due. Non-performing loans as a percent of loans outstanding as of June 30, 1997 were .23%.

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

NON-INTEREST INCOME

     Non-interest income totaled $10.1 million in the second quarter of 1997 compared to $9.6 million in 1996. Net of security gains, non-interest income increased $254 thousand. This increase was driven by a rise in fee based services caused by higher account volume. Mortgage banking income declined by $1.3 million due to lower originations associated with the decision to divest five mortgage origination offices in Pennsylvania and New Jersey. Morgage originations were $70.7 million for the second quarter of 1997 compared to $119.2 million for the second quarter of 1996. Deposit service fees continued their upward trend, increasing 26% over the prior year. Commercial deposit fees increased 27% and commercial loan fees increased 35%. Income from Provident Investment Center increased 28% generating $604 thousand in fee income.

NON-INTEREST EXPENSE

     Second quarter non-interest expense of $22.8 million was slightly less than the $22.9 million recorded during the second quarter of 1996. Salaries and benefits declined $280 thousand mainly related to the downsized mortgage banking business.

     Occupancy costs increased $188 thousand over last year and furniture and equipment expense increased $79 thousand. These increases were required by branch network expansion and upgrades of technology.

     External processing fees increased $375 thousand due to increased account volume. All other expenses decreased a total of $499 thousand mainly associated with a $432 thousand decrease in advertising and promotion expense.

INCOME TAXES

     Provident recorded income tax expense of $3.5 million on income before taxes of $10.4 million, an effective tax rate of 34.3%. During the second quarter of 1996, Provident's tax expense was $3.4 million on pre-tax income of $9.1 million, an effective tax rate of 38.1%. The decrease in the effective tax rate is primarily due to lower state income tax expense.

FINANCIAL CONDITION

     Total assets of the Corporation increased $228 million from December 31, 1996 to June 30, 1997 as loan balances increased $225 million. Consumer loans were up $201 million, commercial business loans $7.6 million and real estate mortgage loans $15.8 million. Total deposits ended the quarter at $1.97 billion, an increase of $204 million over the December 31, 1996 level. Non-interest bearing deposits increased $16.5 million from December 31, 1996 while interest bearing deposits increased $188 million. Borrowings increased
$4.3 million from December 31, 1996 ending the quarter at $814 million.

     The primary source of liquidity at June 30, 1997 were loans held for sale and investments available for sale, which totaled $929 million. This represents 33% of total liabilities compared to 35% at December 31, 1996.

     At quarter-end, the leverage ratio was 7.14% and total stockholders' equity represented 10.24% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

PART II - OTHER INFORMATION.


     Item 1.  Legal Proceedings - See Part I, Note E - Contingent Liabilities

     Item 2.  Changes in Securities - None

     Item 3.  Defaults Upon Senior Securities - None

     Item 4.  Submission of Matters to a Vote of Security Holders

               The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 16, 1997.

               The following persons were elected as directors to serve until the 1998 Annual Meeting of Stockholders: Robert B. Barnhill, Jr., Melvin A. Bilal, M. Jenkins Cromwell, Jr., and Sister Rosemarie Nassif; until the 1999 Annual Meeting of the
               Stockholders:  Charles W. Cole, Jr.,  Francis G. Riggs and Carl
               W. Stern.

               The following directors were elected at the 1997 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the respective Annual Meeting of Stockholders is reflected below.

                                              For         %      Withheld     %
                                              ---         -      --------     -

                  1999 Annual Meeting:
                  Barbara B. Lucas         7,312,410     99.0     77,022     1.0

                  2000 Annual Meeting:
                  Dr. Calvin W. Burnett    7,305,369     98.9     84,063     1.1
                  Pierce B. Dunn           7,308,413     98.9     81,020     1.1
                  Mark K. Joseph           7,312,000     99.0     77,433     1.0
                  Peter M. Martin          7,309,242     98.9     80,191     1.1
                  Sheila K. Riggs          7,308,273     98.9     81,160     1.1


               The Stockholders approved the selection of Coopers & Lybrand as independent auditors for 1997, with 7,363,963 (99.6%) shares cast in favor, 13,352 (.2%) shares cast against and 12,117 (.2%) abstaining.

     Item 5.  Other Information - None

     Item 6.  Exhibits and Reports on Form 8-K

                (a) The exhibits filed as part of this report are listed below:

                  (11)   Statement re: Computation of Per Share Earnings.

                  (27)   Financial Data Schedule.

                (b) Reports on Form 8-K
                    There were no current reports on Form 8-K filed during the quarter ended June 30, 1997.

                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROVIDENT BANKSHARES CORPORATION
                                    --------------------------------
                                    Registrant


                                    /s/ Peter M. Martin
August 8, 1997                     -------------------------------------
                                    Peter M. Martin
                                    President and Chief Operating Officer



                                    /s/ R. Wayne Hall
August 8, 1997                     -------------------------------------
                                    R. Wayne Hall
                                    Treasurer

                                        EXHIBIT INDEX



Exhibit      Description
-------      -----------

 (11)        Statement re: Computation of Per Share Earnings

 (27)        Financial Data Schedule