Form 10-Q
period 1997-09-30
PROVIDENT BANKSHARES CORP
filed 1997-11-13
CIK 818969

                                   UNITED STATES

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    ----------


                                     FORM 10-Q


                   Quarterly Report Under Section 13 or 15(d) of
                        The Securities Exchange Act of 1934


For Quarter Ended                                        Commission File Number
September 30, 1997                                              0-16421


                         PROVIDENT BANKSHARES CORPORATION
                         --------------------------------
              (Exact Name of Registrant as Specified in its Charter)



          Maryland                                                52-1518642
-------------------------------                                ----------------
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




                                (410) 281-7000
--------------------------------------------------------------------------------

            (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of The Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X    No
                                          ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 11,412,054 shares outstanding at November 4, 1997.

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                 TABLE OF CONTENTS
                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition--
          September 30, 1997 and 1996 and  December 31, 1996               3

          Consolidated Statement of Income--
          Three and Nine Months Ended September 30, 1997 and 1996          4

          Consolidated Statement of Cash Flows--
          Nine Months Ended September 30, 1997 and 1996                    5

          Notes to Consolidated Financial Statements                       6


Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                 9

PART II - OTHER INFORMATION                                               12

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K


SIGNATURES                                                                13


EXHIBIT INDEX                                                             14

================================================================================
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
================================================================================

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                  September 30,           December 31,            September 30,
(dollars in thousands)                                                     1997                   1996                     1996
-------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                            $     60,792           $     70,132             $     61,187
Short-Term Investments                                                    2,526                 11,366                    6,791
Mortgage Loans Held for Sale                                             35,074                 35,356                   56,099
Securities Available for Sale                                           944,124                968,154                  968,972
Securities Held to Maturity (Market Value $91,339
 and $86,464 at December 30, 1996 and September 30, 1996,
 respectively)                                                                -                 86,237                   91,948
Loans:
  Consumer                                                            1,555,096              1,211,971                1,179,747
  Commercial Business                                                   282,332                294,844                  276,383
  Real Estate -- Construction                                           131,101                121,542                  140,565
  Real Estate -- Mortgage                                               631,693                619,516                  586,342
--------------------------------------------------------------------------------------------------------------------------------
   Total Loans                                                        2,600,222              2,247,873                2,183,037
Less:  Allowance for Loan Losses                                         35,197                 30,361                   29,152
--------------------------------------------------------------------------------------------------------------------------------
   Net Loans                                                          2,565,025              2,217,512                2,153,885
-------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                              37,165                 36,481                   35,524
Accrued Interest Receivable                                              28,292                 23,485                   23,608
Other Assets                                                             27,452                 36,895                   43,674
--------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                       $  3,700,450           $  3,485,618             $  3,441,688
--------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
 Noninterest-Bearing                                               $    176,390           $    169,000             $    157,325
 Interest-Bearing                                                     2,479,522              2,117,144                2,046,344
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL DEPOSITS                                                      2,655,912              2,286,144                2,203,669
--------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                   373,283                602,435                  628,309
Long-Term Debt                                                          374,105                328,517                  346,538
Other Liabilities                                                        37,977                 29,724                   35,187
--------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                     3,441,277              3,246,820                3,213,703
--------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
 Issued  11,568,408,  10,957,265 and 10,928,585 Shares at September 30, 1997,
 December 31, 1996 and September 30, 1996, respectively                  11,568                 10,957                   10,929
Capital Surplus                                                         137,956                120,090                  119,571
Retained Earnings                                                       107,191                111,614                  105,655
Net Unrealized Gain (Loss) on Debt Securities                             4,948                 (1,373)                  (5,680)
Treasury Stock at Cost - 228,066 Shares                                  (2,490)                (2,490)                  (2,490)
--------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                            259,173                238,798                  227,985
--------------------------------------------------------------------------------------------------------------------------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,700,450           $  3,485,618             $  3,441,688
--------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                               1997              1996              1997              1996
----------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                    $    53,469       $    44,503       $    149,331       $    124,651
Interest on Securities                                             16,192            18,161             51,892             55,175
Tax-Advantaged Interest                                             1,737               586              5,608              2,087
Interest on Short-Term Investments                                     77               104                238                303
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST INCOME                                              71,475            63,354            207,069            182,216
----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                               27,612            22,452             76,286             64,614
Interest on Short-Term Borrowings                                   7,156             7,440             24,230             21,202
Interest on Long-Term Debt                                          5,144             5,305             14,952             14,921
----------------------------------------------------------------------------------------------------------------------------------
TOTAL INTEREST EXPENSE                                             39,912            35,197            115,468            100,737
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME                                                31,563            28,157             91,601             81,479
Less: Provision for Loan Losses                                     4,330             1,705              7,217              7,761
----------------------------------------------------------------------------------------------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                27,233            26,452             84,384             73,718
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                                 6,384             5,196             17,952             13,951
Mortgage Banking Activities                                         1,469             4,962              5,649             12,596
Commissions and Fees                                                  920               802              2,848              2,506
Net Securities Gains                                                  230                42                568              5,078
Other Non-Interest Income                                           1,706             1,403              4,895              4,362
----------------------------------------------------------------------------------------------------------------------------------
TOTAL NON-INTEREST INCOME                                          10,709            12,405             31,912             38,493
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                     13,663            14,021             41,313             41,948
Occupancy Expense, Net                                              2,541             2,388              7,383              6,971
Furniture and Equipment Expense                                     1,881             1,777              5,498              5,181
External Processing Fees                                            3,299             2,860              9,198              7,983
Federal Deposit Insurance Assessment                                   --             3,029                 --              3,029
Merger Related Expenses                                            10,047                --             10,482                 --
Other Non-Interest Expense                                          5,603             6,141             16,871             17,666
----------------------------------------------------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                                       37,034            30,216             90,745             82,778
----------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                                   908             8,641             25,551             29,433
Income Tax Expense                                                    882             3,241              9,602             10,896
----------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                    $        26       $     5,400       $     15,949       $     18,537
----------------------------------------------------------------------------------------------------------------------------------

PER SHARE AMOUNTS:
 Net Income -- Primary                                        $       0.00      $      0.47       $       1.34       $       1.59
 Net Income -- Fully Diluted                                          0.00             0.47               1.33               1.59
----------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS

Provident Bankshares Corporation and Subsidiaries


                                                                                 Nine Months Ended September 30,
----------------------------------------------------------------------------------------------------------------
(in thousands)                                                                          1997               1996
----------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES:
  Net Income                                                                     $    15,949        $    18,537
  Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities:
    Depreciation and Amortization                                                      5,825              4,791
    Provision for Loan Losses                                                          7,217              7,761
    Provision for Deferred Income Tax (Benefit)                                       (3,808)             1,179
    Realized Net Securities Gains                                                       (568)            (5,078)
    Loans Originated or Acquired and Held for Sale                                  (245,172)          (381,138)
    Proceeds from Sales of Loans                                                     247,514            446,256
    Gain on Sales of Loans                                                            (2,060)            (5,097)
    Other Operating Activities                                                        11,024             (6,913)
----------------------------------------------------------------------------------------------------------------
Total Adjustments                                                                     19,972             61,761
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             35,921             80,298
----------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
  Principal Collections and Maturities of Securities Available for Sale              120,037            168,666
  Principal Collections and Maturities of Securities Held to Maturity                 13,130              7,621
  Proceeds on Sales of Securities Available for Sale                                 210,249            240,315
  Purchases of Securities Held to Maturity                                           (15,259)           (26,108)
  Purchases of Securities Available for Sale                                        (208,233)          (299,329)
  Loan Originations and Purchases Less Principal Collections                        (353,013)          (427,141)
  Purchases of Premises and Equipment                                                 (5,321)            (3,832)
----------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                               (238,410)          (339,808)
----------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
  Net Increase in Deposits                                                           369,768            162,060
  Net Change in Short-Term Borrowings                                               (229,152)            52,288
  Proceeds from Long-Term Debt                                                        97,000            176,480
  Payments and Maturities of Long-Term Debt                                          (51,412)          (130,877)
  Issuance of Common Stock                                                             3,871              3,806
  Cash Dividends on Common Stock                                                      (5,766)            (4,581)
----------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                            184,309           259,176
----------------------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                                (18,180)              (334)
  Cash and Cash Equivalents at Beginning of Year                                      81,498             68,312
----------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $    63,318        $    67,978
----------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
----------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                         $    56,737        $    49,089
Income Taxes Paid                                                                     11,101             13,102
Stock Dividend                                                                        14,606             17,295
Transfer of Securities Held to Maturity to Securities Available for Sale              88,318                 --


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1997

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996 as filed with the Securities and Exchange Commission on March 7, 1997.

NOTE B - ACQUISITION

     On August 22, 1997, Provident Bankshares Corporation completed its acquisition of First Citizens Financial Corporation, a $694 million savings bank holding company. This transaction was accounted for as a pooling-of-interest and all financial information for prior periods has been restated. Each share of First Citizens was converted into .7665 shares of Provident common stock resulting in the issuance of 2.3 million shares. As a result of the acquisition, the Corporation recorded $10.5 million in merger related expenses. These expenses are comprised of direct merger expenses such as legal and advisory fees and post merger expenses such as system conversion, severance and various write-downs of facilities and software. These charges included only identified direct and incremental costs associated with the merger.

NOTE C - PER SHARE INFORMATION

     Net income per share is based on the number of weighted average common shares outstanding for the nine month period ended September 30, 1997 (12,020,009 shares) which includes common stock equivalents resulting from outstanding stock options. For the nine month period ended September 30, 1997 dividends of $.64 per common share were paid. The results for 1996 have been given retroactive treatment to the beginning of the year for the May 9, 1997 stock dividend and the merger. With the restatement for the stock dividend in the second quarter 1997 and the merger in the third quarter of 1997, the restated earnings per share were $.50 for the nine month period ended September 30, 1996.
     The Corporation will adopt Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Corporation to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128. Adoption of this standard is not expected to have a material impact on the Corporation's financial statements.

NOTE D - INVESTMENT SECURITIES

     The Corporation's investment portfolio is divided among three categories: securities held to maturity, securities available for sale and trading account securities. Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are reported at fair value with any unrealized appreciation or depreciation in value reported, net of applicable taxes, directly as a separate component of stockholders' equity as an unrealized gain or loss on debt securities and therefore, has no effect on the reported earnings of the Corporation.

     The aggregate amortized cost and market values of the investment securities portfolio at September 30 were as follows:

                                                                 September  30, 1997
                                        -----------------------------------------------------------------------------------------
                                                                       Gross                  Gross
                                            Amortized                Unrealized             Unrealized                Market
(in thousands)                                Cost                     Gains                  Losses                  Value
---------------------------------------------------------------------------------------------------------------------------------
SECURITITES AVAILABLE FOR SALE

U.S. Treasury and Government

   Agencies and Corporations            $       54,291             $       35             $       165             $       54,161

Mortgage-Backed Securities                     836,364                  9,976                   1,961                    844,379

Municipal Securities                            18,872                    430                       9                     19,293

Other Debt Securities                           26,414                     --                     123                     26,291
---------------------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale     $      935,941             $   10,441             $     2,258             $      944,124
---------------------------------------------------------------------------------------------------------------------------------


                                                                 September  30, 1996
                                        -----------------------------------------------------------------------------------------
                                                                       Gross                  Gross
                                            Amortized                Unrealized             Unrealized                Market
(in thousands)                                Cost                     Gains                  Losses                  Value
---------------------------------------------------------------------------------------------------------------------------------

SECURITITES AVAILABLE FOR SALE

U.S. Treasury and Government

   Agencies and Corporations            $       72,062             $       82             $    1 ,308             $       70,836

Mortgage-Backed Securities                     859,026                  3,948                  12,376                    850,598

Municipal Securities                            11,550                    255                     138                     11,667

Other Debt Securiites                           30,678                    117                      49                     30,746

Equity Securities                                5,010                    115                      --                      5,125
---------------------------------------------------------------------------------------------------------------------------------
Total Securities Available for Sale     $      978,326             $    4,517             $    13,871             $      968,972
---------------------------------------------------------------------------------------------------------------------------------

SECURITITES HELD TO MATURITY

U.S. Treasury and Government

   Agencies and Corporations                    37,011                    114                       4                     37,121

Mortgage-Backed Securities                      54,937                    196                     915                     54,218
---------------------------------------------------------------------------------------------------------------------------------
Total Securities Held to Maturity               91,948                    310                     919                     91,339
---------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio   $    1,070,274             $    4,827             $    14,790             $    1,060,311
---------------------------------------------------------------------------------------------------------------------------------


     At September 30, 1997 a net unrealized gain of $4.9 million was reflected as a separate component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $5.7 million on Securities Available for Sale at December 31, 1996. For details regarding investment securities at December 31, 1996, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 7, 1997.
     During the third quarter of 1997, the Corporation transferred $88.3 million in Securities Held to Maturity to Securities Available for Sale. At the time of the transfer, these securities had a net unrealized gain of $467 thousand which was included as a separate component of Stockholders' Equity. These securities were transferred to provide additional liquidity and financial flexibility. The Corporation will classify all subsequent security acquisitions as Securities Available for Sale in the foreseeable future.

NOTE E - SERVICING ASSETS

     Effective January 1, 1997, the Corporation adopted the provisions of Statement of Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This new statement supersedes SFAS No. 122 - "Accounting for Mortgage Servicing Rights", which was adopted on January 1 of the prior year. The adoption of SFAS No. 125 has had no significant impact on the earnings or financial condition of the Corporation. SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At September 30, 1997 no valuation allowance was required.
     The following is an analysis of servicing asset balance, net of accumulated amortization, during the period September 30, 1997:

                                                                  September 30,
(in thousands)                                                         1997
---------------------------------------------------------------------------
Balance at January 1, 1997                                            $2,155
Additions                                                                699
Amortization                                                             212
Sales of Servicing Assets                                              1,532
----------------------------------------------------------------------------
Balance at September 30, 1997                                         $1,110
----------------------------------------------------------------------------


NOTE F - CONTINGENT LIABILITIES

     In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NOTE G - FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS

     In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gain or losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Corporation's operations. This statement is effective for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.
     The FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" during June 1997. This statement provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. The statement will not have an impact on the results of operations of the Corporation but will expand present disclosures. This statement becomes effective for all periods beginning after December 15, 1997. Currently, management has not yet determined the core segments for SFAS No. 131 reporting purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

     Provident Bankshares Corporation recorded net income for the quarter ended September 30, 1997, before merger related costs of the acquisition of First Citizens Financial Corporation, of $8.7 million or $.73 per share. The acquisition was completed on August 22, 1997 and was accounted for as a pooling-of-interest. During the quarter, the Corporation recorded one-time merger costs before tax benefits in connection with the acquisition of $12.6 million. Actual net income for the third quarter of 1997 was $26 thousand. Net income for the third quarter of 1996 was $5.4 million, or $.47 per share which included a special FDIC deposit assessment of $3.0 million. Adjusting for this assessment, net income would have been $7.3 million or $.63 per share.
     Continued loan growth contributed to the 12% rise in net interest income for the third quarter. Consumer loans have grown 28% from December 31, 1996 and total loans amounted to $2.6 billion at September 30, 1997, a 15.7% growth. Non-interest income decreased $1.7 million from the third quarter of 1996, driven mainly by a $3.5 million decrease in mortgage banking income. This decline was partially offset by a $1.2 million increase in fee based services on higher account volume.
     Operating expenses for the third quarter of 1997, net of merger related costs, declined $3.2 million mainly due to the FDIC special deposit assessment of $3.0 million paid in the third quarter of 1996. The loan loss provision for the third quarter of 1997 was $4.3 million and net charge-offs were $1.2 million or .19% of average loans.

NET INTEREST INCOME

     Growth in average earning assets and a 7 basis point increase in net interest margin raised tax-equivalent net interest income to $31.9 million for the third quarter of 1997, a $3.5 million increase over the prior year.
     Provident's interest income on earning assets rose $8.2 million from the third quarter of 1996, the result of a $309 million expansion in average earning asset balances and a 22 basis point rise in yield. Growth in total average earning assets was provided by increases of $372 million in consumer loans, $19 million in commercial business loans, and $69 million in real estate mortgage loans. Investments decreased $99 million, real estate construction $9 million and mortgage loans held for sale $44 million. The yield increase was mainly attributable to a greater mix of higher yielding loans versus investments.
      Total interest expense for the third quarter of 1997 was $4.7 million above a year ago, the combined result of an increase of 18 basis points in the average rate paid and a $260 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $193 million in matched maturity brokered deposits, $81 million in money market certificates of deposits, $17 million in interest bearing demand/money market deposits and $27 million in other time deposits. Savings and borrowings declined $8 and $49 million, respectively.
     As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income increased by $89 thousand and interest expense increased by $472 thousand, for a total decrease of $383 thousand in net interest income for the quarter ending September 30, 1997. For the nine months ending September 30, 1997, these transactions decreased interest income by $194 thousand and increased interest expense by $1.96 million combining to decrease net interest income $2.15 million. Included in this net interest income decrease was the amortization of closed positions which reduced interest income by $64 thousand and increased interest expense by $846 thousand (a net decrease of $910 thousand) for the current quarter and reduced interest income by $342 thousand and increased interest expense $2.19 million (a net decrease of $2.53 million) for the nine months ending September 30, 1997. Without the amoritization of closed positions, off-balance sheet positions increased net interest income $527 thousand for the current quarter and increased net interest income $379 thousand for the nine months ending September 30, 1997.
     The forward yield curve indicates that short-term rates will increase by 40 basis points and long term rates will increase 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its September 30, 1997 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $814 thousand over the next twelve months. This compares to a decrease in net interest income of $449 thousand should interest rates remain unchanged. Amortization of closed positions will reduce net interest income $3.0 million over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $2.2 million over the next twelve months if the forward yield curve assumptions occur and $2.6 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $4.3 million provision for loan losses for the quarter, of which $2.6 million was associated with the merger of First Citizens Financial Corporation. The $2.6 million principally reflects Provident's estimates of the effect of its intent to accelerate the resolution of certain of First Citizens' problem assets and its intent to discontinue certain business relationships. Management believes that this strategy of accelerating the resolution of certain problem assets is more cost effective than protracted workout proceedings. Net charge-offs were $1.2 million compared to net charge-offs of $201 thousand for the third quarter of 1996. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1997 was $35.2 million, up from the $29.2 million a year ago. At September 30, 1997, the allowance represented 1.35% of total loans and 461% of non-performing loans. Total non-performing loans were $7.6 million at September 30, 1997. Beginning in 1997, the Corporation no longer places consumer loans in non-accrual status to better conform to standard industry practice. Consumer loans and any uncollected accrued interest are generally charged-off at 120 days past due. Non-performing loans as a percent of loans outstanding as of September 30, 1997 were .29%.

      In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NON-INTEREST INCOME

     Non-interest income totaled $10.7 million in the third quarter of 1997 compared to $12.4 million in 1996. This decrease was driven by a $3.5 million decline in mortgage banking income due to lower originations associated with the decision to reorganize and restructure the Corporation's approach to the mortgage banking business. Deposit service fees continued their upward trend, increasing 23% over the prior year. Commercial deposit fees increased 20% and commercial loan fees increased 84%. Income from Provident Investment Center increased 16% generating $517 thousand in fee income.

NON-INTEREST EXPENSE

     Third quarter non-interest expense, net of merger related expenses and the FDIC special assessment, was $27.0 million, compared to $27.2 million for the same period last year. Salaries and benefits declined $358 thousand mainly related to the downsized mortgage banking business.
     Occupancy costs increased $153 thousand over last year and furniture and equipment expense increased $104 thousand. These increases were required by branch network expansion and upgrades of technology.
     External processing fees increased $439 thousand due to increased account volume. All other expenses decreased a total of $538 thousand mainly associated with a $473 thousand decrease in legal and consulting fees.

INCOME TAXES

     Provident recorded income tax expense of $882 thousand on income before taxes of $908 thousand. As mentioned, during the quarter, the Corporation recorded one-time merger costs, some of which were not deducted for tax purposes, thus causing the effective tax rate to appear unusually high. Net of merger related expenses, income before taxes would have been $13.6 million and $8.7 million after taxes, an effective tax rate of 36%. During the third quarter of 1996, Provident's tax expense was $3.2 million on pre-tax income of $8.6 million, an effective tax rate of 37.5%. The decrease in the effective tax rate is primarily due to lower state income tax expense.

FINANCIAL CONDITION

     Total assets of the Corporation increased $215 million from December 31, 1996 to September 30, 1997 as loan balances increased $352 million. Consumer loans were up $343 million, real estate construction loans $9.6 million and real estate mortgage loans $12.1 million. Commercial business loans declined $12.5 million. Total deposits ended the quarter at $2.66 billion, an increase of $370 million over the December 31, 1996 level. Non-interest bearing deposits increased $7.4 million from December 31, 1996 while interest bearing deposits increased $362 million. Borrowings decreased $184 million from December 31, 1996 ending the quarter at $747 million.
     The primary source of liquidity at September 30, 1997 were loans held for sale and investments available for sale, which totaled $979 million. This represents 28% of total liabilities compared to 35% at December 31, 1996.
      At quarter-end, the leverage ratio was 6.9% and total stockholders' equity represented 10.51% of risk adjusted assets. These ratios exceed the well capitalized requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings - See Part I, Note F - Contingent Liabilities

   Item 2.  Changes in Securities - None

   Item 3.  Defaults Upon Senior Securities - None

   Item 4.  Submission of Matters to a Vote of Security Holders
            A Special Meeting of Stockholders of Provident Bankshares Corporation was held on August 20, 1997.

            The Stockholders approved the acquisition of First Citizens Financial Corporation, Gaithersburg, Maryland, with 6,169,434 (99.1%) shares cast in favor, 40,522 (0.7%) shares cast against and 13,535 (0.2%) shares abstaining.

   Item 5.  Other Information - None

   Item 6.  Exhibits and Reports on Form 8-K

            (a) The exhibits filed as part of this report are listed below:

              (11)   Statement re: Computation of Per Share Earnings.

              (27)   Financial Data Schedule.

            (b) Reports on Form 8-K

                There was a current report on Form 8-K filed August 25, 1997 regarding the consummation of the acquisition of First Citizens Financial Corporation, Gaithersburg, Maryland.

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


                      PROVIDENT BANKSHARES CORPORATION
                      --------------------------------
                                 Registrant



  November 13, 1997                       /s/ Peter M. Martin
                                          -------------------
                                          Peter M. Martin
                                          President and Chief Operating Officer



  November 13, 1997                       /s/ R. Wayne Hall
                                          -----------------
                                          R. Wayne Hall
                                          Treasurer

                                     EXHIBIT INDEX


Exhibit     Description                               Sequentially Numbered Page
-------     -----------                               --------------------------

 (11)           Statement re: Computation of Per Share Earnings      15

 (27)           Financial Data Schedule                              16