Form 10-K
period 1997-12-31
PROVIDENT BANKSHARES CORP
filed 1998-03-19
CIK 818969

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended               Commission file number
          December 31, 1997                           0-16421

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

                                 (410) 277-7000
              (Registrant's telephone number, including area code)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 30, 1998 was $725,616,271.

     At January 30, 1998, the Registrant had 23,073,790 shares of $1.00 par value common stock outstanding adjusted for a 2 for 1 stock split which occurred on February 13, 1998 for stockholders of record at the close of business on February 2, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

TABLE OF CONTENTS

PART I.                                                             Page
                                                                    ----

Item 1.         Business                                              3
Item 2.         Properties                                            4
Item 3.         Legal Proceedings                                     4
Item 4.         Submission of Matters to a Vote of
                 Security Holders                                     4
PART II.

Item 5.         Market for Registrant's Common Equity and
                 Related Stockholder Matters                          4
Item 6.         Selected Financial Data                               5
Item 7.         Management's Discussion and Analysis
                 of Financial Condition and Results of Operations     6
Item 7A.        Quantitative and Qualitative Disclosures
                 About Market Risk                                    24
Item 8.         Financial Statements and Supplementary Data           24
Item 9.         Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure               47

PART III.

Item 10.        Directors and Executive Officers of the
                 Registrant*                                          47
Item 11.        Executive Compensation*                               47
Item 12.        Security Ownership of Certain Beneficial
                 Owners and Management*                               47
Item 13.        Certain Relationships and Related
                 Transactions*                                        47
PART IV.

Item 14.        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K                                  47
                Signatures                                            48

*Incorporated by reference from Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 15, 1998, for which a Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank of Maryland ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1997, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets. For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 13 through 19.

MORTGAGE BANKING ACTIVITIES

Provident Mortgage Corp. ("PMC"), a subsidiary of the Bank, was formed in 1992 to offer a broad range of mortgage lending products to consumers and thereby enhance the Corporation's mortgage banking operations.

BANKING SERVICES ACTIVITIES

Provident Investment Center, Inc. ("PIC"), a subsidiary of the Bank, provides consumers a competitive range of banking products, such as purchased annuities and mutual funds.

INSURANCE ACTIVITIES

BankSure Insurance Corporation ("BankSure"), a subsidiary of the Bank, offers insurance products to its loan customers and thereby enhances the Bank's lending product lines.

REAL ESTATE ACTIVITIES

The Bank owns approximately 49,000 square feet of real estate adjacent to the Corporation's headquarters building. Management plans to utilize this real estate to meet future space requirements of the Corporation.

EMPLOYEES

At December 31, 1997, the Corporation and its subsidiaries had 1,235 employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

COMPETITION

The Corporation encounters substantial competition in all areas of its business. There are three commercial banks based in Maryland with deposits in excess of $1 billion. Additionally, there are three banks with deposits in excess of $1 billion operating in Maryland which have headquarters in other states. The Bank also faces competition from savings and loan associations, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual funds and various other financial services firms.
     Current federal law allows acquisitions of bank holding companies nationwide. Further, Maryland law in some instances allows acquisitions among banks in Maryland with banks in other states, provided that the other jurisdiction has approved reciprocal interstate banking legislation. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Maryland may occur.

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

ITEM 2. PROPERTIES

In December 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve year lease term.
     The majority of the Bank's 81 offices are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 12 and leases 69 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.
     In 1993, the Bank renewed a long-term agreement to lease a one-story building large enough to consolidate operations and support functions. The Bank currently leases all of the building's 80,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

Refer to Note 13 of Item 8. -- "Financial Statements and Supplementary Data" on page 43.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 1997 and 1996 is shown in the table of Consolidated Quarterly Results of Operations, Market Prices and Dividends contained on page 12 of Management's Discussion and Analysis (Item 7). At January 30, 1998, there were approximately 3,300 holders of record of the Corporation's common stock.
     For the year 1997, the Corporation declared and paid dividends of $.44 per share of common stock outstanding. See Note 11 of Notes to Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries for a discussion of the effect of the liquidation account of the Bank on the ability of the Corporation to pay dividends. Certain provisions of Maryland banking law impose limitations on the amount of dividends payable by the Corporation, but none is as restrictive as the liquidation account.


ITEM 6. SELECTED FINANCIAL DATA
Table 1

                                                                               Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                       1997          1996          1995          1994         1993
=================================================================================================================================
Interest Income (tax-equivalent)                              $  280,167    $  248,311    $  224,236    $  172,351   $  156,717
Interest Expense                                                 156,718       137,354       122,819        82,254       74,981
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                             123,449       110,957       101,417        90,097       81,736
Provision for Loan Losses                                          9,953        10,011         1,517          (678)       2,845
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision for Loan Losses              113,496       100,946        99,900        90,775       78,891
Non-Interest Income                                               41,672        44,509        34,573        29,122       28,097
Net Securities Gains (Losses)                                      2,337         5,556        (2,683)          695        2,951
Merger Related Expenses (1)                                       10,047            --            --            --           --
Non-Interest Expense                                             107,816       110,323        97,416        95,164       89,843
---------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes and Cumulative
  Effect of Change in Accounting Principle                        39,642        40,688        34,374        25,428       20,096
Income Tax Expense (tax-equivalent)                               14,683        14,500        12,242         9,263        6,863
Cumulative Effect of Change in Accounting Principle (2)               --            --            --            --          777
---------------------------------------------------------------------------------------------------------------------------------
Net Income                                                    $   24,959    $   26,188    $   22,132    $   16,165   $   14,010
=================================================================================================================================
Per Share Amounts:
  Net Income Before Cumulative Effect of
   Change in Accounting Principle                             $     1.10    $     1.18    $     1.02    $      .82   $      .69
  Cumulative Effect of Change in Accounting Principle (2)             --            --            --            --          .04
---------------------------------------------------------------------------------------------------------------------------------
  Net Income-- Basic                                          $     1.10    $     1.18    $     1.02    $      .82   $      .73
  Net Income-- Diluted                                              1.06          1.12           .97           .77          .69
=================================================================================================================================
  Cash Dividends Paid                                         $      .44    $      .35    $      .26    $      .18   $      .13
=================================================================================================================================
Tax-Equivalent Adjustment (3)                                 $    1,055    $      832    $      754    $      417   $      317
=================================================================================================================================
Total Assets                                                  $3,926,739    $3,485,618    $3,170,390    $2,842,050   $2,366,199
Total Stockholders' Equity                                       270,182       238,798       223,048       184,358      164,915
Return on Average Assets                                             .68%          .79%          .75%          .66%         .62%
Return on Average Equity                                            9.91         11.41         10.88          9.55         9.38
Stockholders' Equity to Assets                                      6.88          6.85          7.04          6.49         6.97
Average Equity to Average Assets                                    6.89          6.91          6.85          6.95         6.65
Dividend Payout Ratio                                              41.51         31.25         26.80         23.38        18.84
---------------------------------------------------------------------------------------------------------------------------------
(1) Merger Related Expenses -- Exclusive of after tax merger related expenses incurred during 1997, net income would have been
    $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.34%, respectively.
    Basic earnings per share and diluted earnings per share would have been $1.48 and $1.43, respectively.
(2) In 1993 the cumulative effect of change in accounting principle included an $1,510 ($.08 per share) income tax benefit and a $733 ($.04 per share) cost of purchased mortgage servicing rights.
(3) Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1997-1994 and 38.62% in 1993.

                                                     5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 1997. The outlook for the Corporation based upon current trends and actions taken during the year is also included. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.
     Provident Bankshares Corporation ("the Corporation"), through its wholly owned subsidiary, Provident Bank of Maryland ("the Bank"), offers consumer and commercial banking services throughout central Maryland. The Bank offers related financial services through its wholly owned subsidiaries, including mortgages through Provident Mortgage Corp. (PMC), and mutual funds and annuities through Provident Investment Center (PIC). During 1997, the Corporation acquired First Citizens Financial Corporation and the acquisition was accounted for as a pooling-of-interest, accordingly, results for the reporting periods have been restated.
     Before merger related costs, the Corporation recorded operating results in 1997 of $33.6 million or $1.43 per share-diluted, a 27% increase over the $26.2 million or $1.12 (adjusted for the 1997 5% stock dividend and 2 for 1 stock split in February 1998) per share-diluted earned in 1996. The growth in net earnings was attributable to a $12.3 million rise in net interest income, lower provision for loan losses and a $2.5 million decrease in operating costs, net of merger expenses. These were partially offset by a $6.1 million decrease in non-interest income. These variances are discussed in more detail beginning on the following pages.

FINANCIAL TRENDS

The graphs below illustrate Provident's performance during the past five years. The amounts and ratios for 1997 exclude the $8.7 million after-tax impact of merger related expenses.

                              [GRAPHS APPEAR HERE]
--------------------------------------------------------------------------------

                           RETURN ON AVERAGE ASSETS

               1993       1994       1995       1996       1997
               ----       ----       ----       ----       ----
               .62%       .66%       .75%       .79%       .92%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                           RETURN ON AVERAGE EQUITY

               1993       1994       1995       1996       1997
               ----       ----       ----       ----       ----
               9.38%      9.55%     10.88%     11.41%     13.34%
------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                        AVERAGE ASSETS (in billions)

               1993       1994       1995       1996       1997
               ----       ----       ----       ----       ----
              $2.25      $2.43      $2.97      $3.32      $3.66
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         AVERAGE EQUITY (in millions)

               1993       1994       1995       1996       1997
              ------     ------     ------     ------     ------
              $149.4     $169.2     $203.5     $229.5     $252.0
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                            NET INCOME (in millions)

               1993       1994       1995       1996      1997
              -------    -------    -------    -------   -------
              $14.010    $16.165    $22.132    $26.188   $33.610
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      CASH DIVIDENDS PER SHARE (in dollars)

               1993       1994       1995       1996       1997
               ----       ----       ----       ----       ----
               $.13       $.18       $.26       $.35       $.44

                           Cash Dividends Per Share
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                         EARNINGS PER SHARE (in dollars)

               1993       1994       1995       1996       1997
               ----       ----       ----       ----       ----
               $.69       $.77       $.97      $1.12      $1.43

                           Diluted Earnings Per Share

RESULTS OF OPERATIONS
---------------------

NET INTEREST INCOME
The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits as this presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with Table 2 -- "Analysis of Changes in Net Interest Income" and Table 3 -- "Consolidated Average Balances, Interest Income and Expense and Yields and Rates."
     Tax-equivalent net interest income for 1997 increased $12.5 million or 11.3% from 1996 as average earning assets grew $341 million over the prior year. Net interest margin grew by 2 basis points primarily caused by an $18 million increase in non-interest bearing liabilities.
     Provident's interest income increased $31.9 million or 12.8% during the year primarily due to the growth in average earning assets plus a 15 basis point increase in yield. The increase in yield was mainly due to a continued shift out of investments into higher yielding loans. The increase in average earning assets resulted from a $422 million increase in the loan portfolios offset by a decline of $50 million in investments and $30 million in loans held for sale. Consumer loans grew $349 million while the commercial business and real estate mortgage portfolios also experienced growth of $25 million and $47 million, respectively. Interest income earned on the loan portfolio increased $35.1 million reflecting higher loan outstandings. The yield on investments and loans increased 23 basis points and 1 basis point, respectively. Interest lost from non-accruing loans was $523 thousand compared to $440 thousand in 1996.
     Interest expense increased $19.4 million from 1996 resulting from a $292 million growth in average interest bearing liabilities. The overall cost of funds increased 14 basis points during 1997 as costs on total interest bearing liabilities increased 17 basis points. Excluding the effect of off-balance sheet positions in each year, total costs of interest bearing liabilities would have increased 9 basis points. The average rate paid on borrowed funds increased 16 basis points during 1997.
     The increase in average interest bearing liabilities reflects a $298 million rise in interest bearing deposits, $201 million of which is associated with matched maturity brokered deposits and $62 million with money market certificates of deposit. Non-interest bearing demand deposit accounts grew by $18 million or 11%. The Corporation experienced a $6 million drop in borrowed funds.
     Future growth in net interest income will depend upon consumer and commercial loan demand and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 21 for further discussion of the impact of current trends on net interest income in 1997.


ANALYSIS OF CHANGES IN NET INTEREST INCOME
Table 2

                                              1997/1996                                   1996/1995
                              ------------------------------------------     -------------------------------------------
                                           Variance Due To Change In                   Variance Due To Change In
                                      ----------------------------------            ------------------------------------
(in thousands)                Net Increase/  Average  Average  Average       Net Increase/  Average  Average   Average
(tax-equivalent basis)         (Decrease)     Rate    Volume  Rate/Volume      (Decrease)    Rate    Volume  Rate/Volume
========================================================================================================================
INTEREST INCOME FROM:
Loans:
  Consumer                       $28,447   $   195    $28,187    $  65          $ 28,483   $(1,760)  $ 31,214   $(971)
  Commercial Business              1,800      (354)     2,187      (33)            5,154    (1,421)     7,117    (542)
  Real Estate - Construction         394       293         99        2             3,277      (690)     4,285    (318)
  Real Estate - Mortgage           4,414       627      3,736       51           (21,473)    1,321    (22,355)   (439)
Mortgage Loans Held for Sale      (2,099)      206     (2,213)     (92)             (278)     (220)       (61)      3
Other Short-Term Investments        (175)      (47)      (143)      15                17       (54)        81     (10)
U.S. Treasury and Government
  Agencies and Corporations         (995)      258     (1,211)     (42)            2,152       240      1,829      83
Mortgage-Backed Securities         1,127     2,227     (1,063)     (37)           10,902    (1,088)    12,244    (254)
Municipal Securities                 514       (43)       582      (25)              255       (20)       283      (8)
Other Debt Securities             (1,287)      175     (1,394)     (68)           (4,698)      154     (4,763)    (89)
Equity Securities                   (284)        -       (284)       -               284         -        284       -
------------------------------------------------------------------------------------------------------------------------
  Total Interest Income           31,856     4,873     26,464      519            24,075    (2,942)    27,376    (359)
------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE ON:
Demand/Money Market Deposits         338      (287)       642      (17)             (109)   (1,759)     1,960    (310)
Savings Deposits                   3,350     3,407        (48)      (9)            1,658     2,068       (362)    (48)
Certificates of Deposit           14,424    (1,022)    15,747     (301)            8,221      (275)     8,548     (52)
Individual Retirement Accounts       156      (159)       323       (8)             (250)     (210)       (41)      1
Short-Term Borrowings               (865)      999     (1,803)     (61)               33    (2,168)     2,375    (174)
Long-Term Debt                     1,961       332      1,602       27             4,982       619      4,190     173
------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense          19,364     5,063     13,793      508            14,535       304     14,196      35
------------------------------------------------------------------------------------------------------------------------
Net Interest Income              $12,492   $  (190)   $12,671    $  11          $  9,540   $(3,246)  $ 13,180   $(394)
========================================================================================================================

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


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES

Provident Bankshares Corporation and Subsidiaries
Table 3

                                                      1997                                   1996
                                         -------------------------------     ------------------------------------
    (dollars in thousands)                Average    Yield/     Income/        Average      Yield/      Income/
    (tax-equivalent basis)                Balance     Rate      Expense        Balance       Rate       Expense
=================================================================================================================
ASSETS
INTEREST-EARNING ASSETS:
Loans: (2)
  Consumer                             $1,402,359     8.09%    $113,496     $1,053,279       8.07%     $ 85,049
  Commercial Business                     292,788     8.75       25,607        268,158       8.88        23,807
  Real Estate-- Construction              125,565    10.33       12,968        124,584      10.09        12,574
  Real Estate-- Mortgage                  624,604     8.04       50,227        577,515       7.93        45,813
                                       ----------              --------     ----------                 --------
    Total Loans (1)                     2,445,316     8.27      202,298      2,023,536       8.26       167,243
                                       ----------              --------     ----------                 --------
Mortgage Loans Held for Sale               37,662     7.57        2,851         68,112       7.27         4,950
Federal Funds Sold and Securities
 Purchased Under Resale Agreements             --       --           --             --         --            --
Other Short-Term Investments                6,023     4.37          263          8,949       4.89           438
U.S. Treasury and Government
 Agencies and Corporations                 90,709     7.10        6,437        108,368       6.86         7,432
Corporate Securities                           --       --           --             --         --            --
Mortgage-Backed Securities                914,196     7.06       64,531        929,786       6.82        63,404
Municipal Securities                       18,875     8.01        1,512         11,917       8.37           998
Other Debt Securities                      28,174     8.07        2,275         46,277       7.70         3,562
Equity Securities                              --       --           --          2,983       9.52           284
                                       ----------              --------     ----------                 --------
  Total Investment Securities (2)       1,051,954     7.11       74,755      1,099,331       6.88        75,680
                                       ----------              --------     ----------                 --------
Trading Account Securities                     --       --           --             --         --            --
                                       ----------              --------     ----------                 --------
  Total Interest-Earning Assets         3,540,955     7.91      280,167      3,199,928       7.76       248,311
                                       ----------              --------     ----------                 --------
Less: Allowance for Loan Losses           (33,017)                             (27,985)
Cash and Due From Banks                    57,923                               55,568
Other Assets                               89,650                               92,621
                                       ----------                           ----------
Total Assets                           $3,655,511                           $3,320,132
                                       ==========                           ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand/Money Market Deposits           $  403,128     2.81       11,347     $  380,913       2.89        11,009
Savings Deposits                          620,267     3.30       20,450        621,995       2.75        17,100
Certificates of Deposit                 1,194,202     5.69       67,917        922,616       5.80        53,493
Individual Retirement Accounts            111,252     5.65        6,290        105,680       5.80         6,134
Short-Term Borrowings                     505,640     5.68       28,737        538,434       5.50        29,602
Long-Term Debt                            360,862     6.09       21,977        334,120       5.99        20,016
                                       ----------              --------     ----------                 --------
  Total Interest-Bearing Liabilities    3,195,351     4.90      156,718      2,903,758       4.73       137,354
                                       ----------              --------     ----------                 --------
Noninterest-Bearing Demand Deposits       176,645                              158,635
Other Liabilities                          31,555                               28,253
Stockholders' Equity                      251,960                              229,486
                                       ----------                           ----------
Total Liabilities and Stockholders'
  Equity                               $3,655,511                           $3,320,132
                                       ----------                           ----------
Net Interest-Earning Assets            $  345,604                           $  296,170
                                       ----------                           ----------
Net Interest Income (tax-equivalent)                            123,449                                 110,957
Less: Tax-Equivalent Adjustment                                  (1,055)                                   (832)
                                                               --------                                --------
Net Interest Income                                            $122,394                                $110,125
                                                               --------                                --------
Net Yield on Interest-Earning
 Assets (tax-equivalent)                              3.49%                                  3.47%

(1) Average loan balances include non-accrual loans.
(2) Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55% in 1997 - 1994 and 38.62% in 1993.


                   1995                                   1994                                   1993
      -------------------------------     ------------------------------------    ---------------------------------
       Average    Yield/     Income/        Average      Yield/      Income/       Average     Yield/     Income/
       Balance     Rate      Expense        Balance       Rate       Expense       Balance     Rate       Expense
===================================================================================================================
     $ 678,734    8.33%    $  56,566     $  525,796       7.78%     $ 40,925     $  442,822     8.00%    $  35,412
       194,094    9.61        18,653        176,511       8.56        15,109        163,974     7.75        12,706
        85,277   10.90         9,297         91,299       9.23         8,430        107,055     8.43         9,029
       864,852    7.78        67,286        806,403       7.50        60,475        518,754     7.92        41,067
    ----------             ---------     ----------                 --------     ----------              ---------
     1,822,957    8.33       151,802      1,600,009       7.81       124,939      1,232,605     7.97        98,214
    ----------             ---------     ----------                 --------     ----------              ---------
        68,920    7.59         5,228         93,133       6.97         6,489        122,311     6.74         8,248

            --      --            --            565       3.19            18            367     2.72            10
         7,496    5.62           421            323       5.26            17             --       --            --

        80,488    6.56         5,280         67,555       6.35         4,292         58,727     6.85         4,025
            --      --            --         19,961       7.08         1,414        123,692     5.36         6,631
       753,963    6.96        52,502        534,685       6.53        34,914        582,595     6.80        39,589
         8,634    8.61           743          3,371       7.95           268             --       --            --
       109,308    7.56         8,260             --         --            --             --       --            --
            --      --            --             --         --            --             --       --            --
    ----------             ---------     ----------                 --------     ----------              ---------
       952,393    7.01        66,785        625,572       6.54        40,888        765,014     6.57        50,245
    ----------             ---------     ----------                 --------     ----------              ---------
            --      --            --             --         --            --         14,188       --            --
    ----------             ---------     ----------                 --------     ----------              ---------
     2,851,766    7.86       224,236      2,319,602       7.43       172,351      2,134,485     7.34       156,717
    ----------             ---------     ----------                 --------     ----------              ---------
       (27,299)                             (28,753)                                (28,984)
        53,379                               44,797                                  36,741
        90,322                               97,784                                 102,966
    ----------                           ----------                              ----------
    $2,968,168                           $2,433,430                              $2,245,208
    ==========                           ==========                              ==========


    $  323,836    3.43        11,118     $  356,642       2.81        10,011     $  334,848     2.82         9,426
       636,908    2.42        15,442        646,063       2.88        18,618        598,713     3.17        19,005
       776,089    5.83        45,272        553,399       4.59        25,402        555,084     4.71        26,118
       106,370    6.00         6,384        103,671       5.45         5,655        106,136     5.60         5,948
       498,399    5.93        29,569        269,968       4.69        12,663        290,521     3.60        10,454
       261,295    5.75        15,034        205,795       4.81         9,905         87,165     4.62         4,030
    ----------             ---------     ----------                 --------     ----------              ---------
     2,602,897    4.72       122,819      2,135,538       3.85        82,254      1,972,467     3.80        74,981
    ----------             ---------     ----------                 --------     ----------              ---------
       129,740                              107,112                                  93,342
        32,064                               21,549                                  30,013
       203,467                              169,231                                 149,386
    ----------                           ----------                              ----------
    $2,968,168                           $2,433,430                              $2,245,208
    ==========                           ==========                              ==========
    $  248,869                           $  184,064                              $  162,018
    ==========                           ==========                              ==========
                             101,417                                  90,097                                81,736
                                (754)                                   (417)                                 (317)
                           ---------                                --------                             ---------
                           $ 100,663                                $ 89,680                             $  81,419
                           =========                                ========                             =========
                  3.56%                                   3.88%                                 3.83%


PROVISION FOR LOAN LOSSES

The provision for loan losses, net of the merger related portion, decreased $2.7 million to $7.4 million in 1997. During 1996 the Corporation incurred a $5 million write-off attributed to a single commercial credit. Without this write-off, the provision in 1996 would have been approximately $5.0 million. Total loans outstanding grew by $453 million. The Corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.
     Net charge-offs were $3.5 million in 1997 compared to $7.2 million in 1996. The decrease is mainly associated with the single commercial credit in 1996 noted above. Net charge-offs as a percentage of average loans was .14% in 1997. Non-accrual loans ended the year at $9.9 million, a decrease of $5.0 million from December 31, 1996. This decrease is mainly associated with the change in policy to no longer place consumer loans on non-accrual status but to charge-off such loans at 120 days and 180 days delinquent for installment loans and revolving credits, respectively. This change in policy was made to conform with standard industry practice.
     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 15-18.

NON-INTEREST INCOME

Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. Total non-interest income decreased 12.1% to $44.0 million. Excluding net securities gains (losses), non-interest income decreased $2.8 million or 6.4%. Table 4 presents a comparative analysis of the major components of non-interest income.


NON-INTEREST INCOME SUMMARY
Table 4

(in thousands)                                 1997         1996        1995        1994        1993
=====================================================================================================
Service Charges on Deposit Accounts         $24,432      $19,262     $13,685     $ 8,734     $ 6,254
Mortgage Banking Activities                   6,845       14,895       9,806      14,696      11,763
Commissions and Fees                          3,705        3,229       2,101       3,223       1,738
Trading Account Profits                           -            -           -           -         416
Credit Card Fees                                  -            -           -           -         426
Other Loan Fees                               2,147        1,872       1,208       1,261       1,443
Interest Income on Tax Refund                     -            -       5,796           -           -
Gain on Sale of Credit Card Portfolio             -            -           -           -       4,389
Other Non-Interest Income                     4,543        5,251       1,977       1,208       1,668
-----------------------------------------------------------------------------------------------------
  Subtotal                                   41,672       44,509      34,573      29,122      28,097
Net Securities Gains (Losses)                 2,337        5,556      (2,683)        695       2,951
-----------------------------------------------------------------------------------------------------
  Total Non-Interest Income                 $44,009      $50,065     $31,890     $29,817     $31,048
=====================================================================================================

     Deposit service charges rose 27% over the prior year due to a $3.3 million increase in retail demand deposit service fees, $1.1 million increase in ATM fees and a $588 thousand increase in commercial deposit fees. Interest-bearing demand/money market deposits grew $27 million or 6.8% over last year while noninterest-bearing deposits increased $27 million or 15.2%. These increases are the result of continued promotion and sales efforts of retail deposit products.
     Income from mortgage banking activities decreased $8.0 million, $1.5 million due to lower gains on the sale of mortgage servicing rights, $3.0 million in lower gains from sale of mortgage loans and $2.0 million from lower origination income. Mortgage originations during the year declined $68 million to $396 million. The changes resulted primarily from the interruptions of closing sales offices and shifting to a more indirect origination business.
     Provident Investment Center (PIC), a wholly owned subsidiary of the Bank offers annuities and mutual funds through an affiliation with a securities broker-dealer. For the year 1997, income associated with these products increased by $384 thousand to $2.2 million. This increase is attributed to concentrated sales efforts towards these products.
     Loan fees increased $275 thousand from 1996, all associated with retail loan fees. This increase is tied to an increase in loan volume.
     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125/127 -- "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which became effective for the Corporation in 1997. The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. This Statement did not have any material affect on the results of the Corporation.

NON-INTEREST EXPENSE

Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities, external data processing and regulatory fees. Provident's non-interest expense of $108 million (net of merger expenses) represented a 2% decrease from 1996. Table 5 presents a comparative summary of the major components of non-interest expense.


NON-INTEREST EXPENSE SUMMARY
Table 5

(in thousands)                               1997         1996        1995        1994        1993
===================================================================================================
Salaries and Employee Benefits           $ 54,107     $ 55,406     $50,875     $51,149     $50,040
Occupancy Expense, Net                     10,018        9,317       8,914       8,305       7,877
Furniture & Equipment                       7,354        7,036       6,625       5,486       5,068
External Processing Fees                   12,374       10,929       7,784       6,729       5,152
Advertising and Promotion                   5,678        5,986       5,562       5,042       4,635
Communication & Postage                     3,693        3,861       3,050       2,702       2,051
Printing & Supplies                         2,277        2,351       2,032       1,586       1,552
Federal Insurance Fund Recapitalization         -        3,029           -           -           -
Regulatory Fees                             1,016        1,699       3,095       4,357       4,223
Professional Services                       2,762        3,000       2,621       2,590       2,287
Merger Related Expenses                    10,047            -           -           -           -
Other Non-Interest Expense                  8,537        7,709       6,858       6,675       6,958
---------------------------------------------------------------------------------------------------
  Total Non-Interest Expense             $117,863     $110,323     $97,416     $94,621     $89,843
===================================================================================================

     Salaries and benefits decreased $1.3 million during the year. Compensation decreased $729 thousand while benefits were down $570 thousand. The decline in these categories is attributable to the change in the mortgage banking business from predominately retail to wholesale and savings associated with the merger. Full time equivalent employees for the year were 1,235 compared to 1,459 last year. Occupancy costs grew $701 thousand or 7.5% over last year. This increase is mainly due to additional rent and leasehold improvements as the branch network increased to 66 branches in 1997, with five new in-store locations. Total furniture and equipment expense increased $318 thousand due to upgrading of technology in the Bank's office automation and branch platform systems. External processing increased $1.4 million or 13%, associated with increased account volume. Regulatory fees declined $3.9 million, mainly associated with a one-time SAIF special assessment of $3.0 million paid by Citizens Saving Bank in the third quarter of 1996.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.
     The Corporation utilizes a third party processor for the majority of its data processing requirements. Provident is working with this servicer as well as with all of the Corporation's other significant suppliers of data processing software and hardware. The Corporation presently believes that timely modifications to existing software and or hardware will neutralize the Year 2000 Issue.
     The Corporation will utilize both internal and external resources to reprogram, or replace, and test the software for Year 2000 modifications. The Corporation plans to complete the Year 2000 project by December 31, 1998. The total cost of the Year 2000 project is not expected to exceed $1.0 million and is not expected to have a material effect on the results of operations.
     The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INCOME TAXES

Provident recorded income tax expense of $13.6 million on pre-tax income of $38.6 million for an effective tax rate of 35.3%. This compares with a 34.3% effective tax rate for 1996. This increase is related to permanent tax differences associated with the merger of First Citizens Financial Corporation offset in part by a lower effective state income tax rate.

FOURTH QUARTER RESULTS

Provident recorded net income of $9.0 million, or $.37 per share on a diluted basis, in the fourth quarter of 1997, an increase of $1.4 million, or 18%, over the $7.7 million, or $.33 per share on a diluted basis, recorded in the same period last year. The higher earnings are principally due to a 7.5% increase in net interest income, higher non-interest income and lower operating expenses. A higher loan loss provision as a result of loan growth and a rise in the effective tax rate partially offset these increases.
     Tax-equivalent net interest income in the fourth quarter rose $2.2 million to $31.1 million as the net interest margin declined 6 basis points to 3.39% and average earning assets grew $311 million to $3.64 billion. The decrease in the net interest margin primarily reflected a higher cost of borrowed funds as well as the effect of the amortization of closed off-balance sheet transactions.
     The Corporation recorded a provision for loan losses of $2.7 million during the quarter to provide for loan growth in the portfolio.
     Non-interest income increased 4.5 percent to $12.1 million. The increase is derived from fee-based services as a result of higher account volumes, security gains and increased fees and commissions. Fee income from deposit accounts increased $1.2 million and net security gains increased $1.3 million. These increases were partially offset by lower mortgage banking income and lower other non-interest income mainly associated with the successful settlement of litigation during the fourth quarter of 1996.
     Non-interest expense decreased $427 thousand to $27.1 million mainly because of lower salaries and benefits expense of $664 thousand. External processing costs rose $230 thousand due to increased account volume and occupancy expense increased $289 thousand.



Table 6 presents quarterly trend data for 1997 and 1996.
CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS, MARKET PRICES AND DIVIDENDS
(UNAUDITED)
Table 6
                                                           1997                                      1996
                                           --------------------------------------      -----------------------------------
                                           Fourth    Third       Second    First       Fourth    Third    Second    First
(in thousands, except per share data)      Quarter  Quarter (1)  Quarter  Quarter      Quarter   Quarter  Quarter  Quarter
==========================================================================================================================
Interest Income                            $72,043   $71,475     $69,106  $66,488      $65,263   $63,354  $60,459  $58,403
Interest Expense                            41,250    39,912      38,623   36,933       36,617    35,197   33,214   32,326
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income                         30,793    31,563      30,483   29,555       28,646    28,157   27,245   26,077
Provision for Loan Losses                    2,736     4,330       2,053      834        2,250     1,705      509    5,547
--------------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            28,057    27,233      28,430   28,721       26,396    26,452   26,736   20,530
Non-Interest Income                         10,328    10,479      10,598   10,267       11,094    12,363   10,729   10,323
Net Securities Gains (Losses)                1,769       230         267       71          478        42      (38)   5,074
Merger Related Expenses (1)                      -    10,047           -        -            -         -        -        -
Non-Interest Expense                        27,118    26,987      26,909   26,802       27,545    30,216   26,514   26,048
--------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                         13,036       908      12,386   12,257       10,423     8,641   10,913    9,879
Income Tax Expense                           4,026       882       4,392    4,328        2,772     3,241    4,161    3,494
--------------------------------------------------------------------------------------------------------------------------
Net Income                                 $ 9,010   $    26     $ 7,994  $ 7,929      $ 7,651   $ 5,400  $ 6,752  $ 6,385
==========================================================================================================================
Per Share Amounts: (1)
Net Income  -  Basic                       $   .39   $   .00     $   .35  $   .35      $   .34   $   .24  $   .30  $   .29
Net Income  -  Diluted                     $   .37   $   .00     $   .34  $   .34      $   .33   $   .23  $   .29  $   .28
Market Prices: High                          32.13     29.82       20.82    20.42        18.64     16.85    16.07    15.25
               Low                           24.00     20.69       17.00    18.34        16.05     15.12    14.74    12.53
Cash Dividends Paid                            .12       .11         .11      .10          .10       .09      .08      .08
==========================================================================================================================
(1) Merger Related Expenses - Exclusive of $8.6 million after-tax merger related expenses  incurred  during the third quarter of 1997, net income would have been $8.7 million. Third quarter basic and diluted earnings per share would have been $.38.

FINANCIAL CONDITION
-------------------

SOURCE AND USE OF FUNDS

DEPOSITS

This graph reflects the steady growth in deposits over the respective years.


                              [GRAPH APPEARS HERE]
--------------------------------------------------------------------------------

                             DEPOSITS (in billions)

                 1993         1994        1995       1996        1997
                 ----         ----        ----       ----        ----
                $1.72        $1.91       $2.06      $2.29       $2.75
--------------------------------------------------------------------------------

     A major portion of Provident's funding comes from core deposits which consists of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 66 branch banking locations. At December 31, 1997, core deposits represented 73% of total deposits and 55% of total liabilities. Provident's future funding growth is expected to be generated from deposit growth through strategies outlined below.
     The branch network strategy includes traditional full service branch locations supplemented with in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank of Maryland as of December 31, 1997 had 51 traditional branch locations and 15 in-store branches. The Corporation has an agreement with FOODARAMA Corporation to operate branches in their Metro and Basic supermarkets in the Baltimore metropolitan area. Provident will selectively look for additional branch opportunities complementary to existing locations when the cost of entry is reasonable. The Corporation has seven in-store branches planned for 1998. Provident continues to attract increased commercial and retail deposits. Interest bearing demand/money market deposit balances at December 31, 1997 were up $26.7 million or 6.8% compared to year end 1996. The Bank also operates seven Fast'n Friendly Check Cashing centers. The purpose of the check cashing centers is to offer alternative banking services to a segment of our market place that does not utilize traditional banking services. The Corporation has two new centers planned for 1998.

This table presents the average deposit balances and rates paid for the five years ended December 31, 1997.


AVERAGE DEPOSITS
Table 7

                                          1997                1996               1995                 1994               1993
-----------------------------------------------------------------------------------------------------------------------------------
                                    Average  Average    Average  Average   Average  Average     Average  Average   Average  Average
(dollars in thousands)              Balance   Rate      Balance   Rate     Balance   Rate       Balance    Rate    Balance   Rate
===================================================================================================================================
Noninterest-Bearing              $  176,645     __%   $  158,635     __% $  129,740     __%   $  107,112     __% $   93,342     __%
Money Market/Demand                 403,128   2.81       380,913   2.89     323,836   3.43       356,642   2.81     334,848   2.82
Savings                             620,267   3.30       621,995   2.75     636,908   2.42       646,063   2.88     598,713   3.17
Time:
  Certificates of Deposit         1,194,202   5.69       922,616   5.80     776,089   5.83       553,399   4.59     555,084   4.71
  Individual Retirement Accounts    111,252   5.65       105,680   5.80     106,370   6.00       103,671   5.45     106,136   5.60
                                 ----------           ----------         ----------            ---------         ----------
Total Average Balance/Rate       $2,505,494   4.23%   $2,189,839   4.01% $1,972,943   3.96%   $1,766,887   3.38% $1,688,123   3.58%
                                 ==========           ==========         ==========           ==========         ==========
Total Year-End Balance           $2,754,515           $2,286,144         $2,056,436           $1,905,584         $1,719,148
                                 ==========           ==========         ==========           ==========         ==========

     As the table above indicates, Provident has a stable base of consumer savings deposits. During 1997, average deposits grew $316 million or 14.4% compared to 1996. Average money market/demand deposits and non-interest bearing deposits increased $40.2 million or 7.5%. This growth reflects Provident's emphasis on full banking relationships with its retail and commercial customers. Average time deposits increased $277 million or 27%, $201 million of which is attributable to matched maturity brokered deposits and $62 million in money market certificates of deposit. Brokered deposits are utilized as a cheaper source of funds compared to other available sources of borrowed money.

The table below presents information at December 31, 1997, with respect to the maturity of Certificates of Deposit of $100,000 or more.


DEPOSIT MATURITIES
Table 8

                                                          Maturities
                           ------------------------------------------------------------
                           Three Months   Over Three Months   Over Six Months   Over 12
(dollars in thousands)       or Less        to Six Months       to 12 Months    Months        Total
======================================================================================================
Balance                      $53,980           $26,308             $34,297     $41,842      $156,427
Percent of Total                34.5%             16.8%               21.9%       26.8%        100.0%


CREDIT RISK MANAGEMENT

Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risk, which is inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.
     Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. These procedures are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staffs are charged with reviewing the loan portfolio, identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Credit risk analysis assigns a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests risk assessment and determines the adequacy of the allowance for loan losses.
     Financial Accounting Standards require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 1997, there were $2.9 million in commercial loans considered to be impaired.

LOANS

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in table 9, the mix of loans outstanding has shifted to more consumer orientation over the past five years.


                              [GRAPH APPEARS HERE]
--------------------------------------------------------------------------------

                              LOANS (in billions)

                 1993         1994        1995       1996        1997
                 ----         ----        ----       ----        ----
                $1.52        $1.71       $1.75      $2.25       $2.70

--------------------------------------------------------------------------------

     Provident's residential mortgage lending includes the origination, sale and servicing of fixed and variable rate mortgage loans. Loans are originated through the loan production offices of Provident Mortgage Corp. Financial Accounting Standards for mortgage banking enterprises that acquire mortgage servicing rights, and sells or securitizes those loans with servicing retained, require the allocation of the cost of the mortgage loans to the mortgage servicing rights and the loans. Mortgage origination activity in 1997 showed a slightly lower volume as originations totaled $376 million in 1997 compared to $413 million in 1996. In 1998, originations are projected to exceed 1997's production as more emphasis is being placed on the wholesale segment of the business. During 1997, income from the sale of loans was $3.2 million while $3.8 million was recognized from the sale of servicing assets. The mortgage servicing portfolio ended the year at $656 million. The residential real estate mortgage loan balance at December 31, 1997 was $362 million compared to $356 million at the end of the prior year.

The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.


LOAN PORTFOLIO SUMMARY
Table 9

(dollars in thousands)                 1997      %          1996       %          1995     %          1994     %         1993    %
====================================================================================================================================
Consumer                         $1,667,094    61.7%  $1,211,971     54.0%  $  852,605   48.6%  $  540,141   31.6% $  516,356  33.9%
Commercial Business                 288,289    10.7      294,844     13.1      238,667   13.6      199,469   11.7     155,101  10.2
Real Estate -- Construction:
  Residential                        99,926     3.7      112,072      5.0       76,092    4.3       61,104    3.6      53,090   3.5
  Commercial                         25,154      .9        9,470       .4       19,444    1.1       26,869    1.6      52,491   3.4
Real Estate -- Mortgage:
  Residential                       362,012    13.4      355,566     15.8      332,940   19.1      655,052   38.3     529,367  34.7
  Commercial                        258,593     9.6      263,950     11.7      233,103   13.3      224,754   13.2     218,455  14.3
------------------------------------------------------------------------------------------------------------------------------------
  Total Loans                    $2,701,068   100.0%  $2,247,873    100.0%  $1,752,851  100.0%  $1,707,389  100.0% $1,524,860 100.0%
====================================================================================================================================

     Provident offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. Provident's portfolio of acquired loans increased $245 million on average, ending the year at $861 million, and is predominately comprised of second mortgages.
     Consumer credit originated by Provident increased $104 million on average during 1997, ending the year with a balance of $806 million. The majority of the increase is from automobile and marine loans. Most of the automobile loans are made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Average auto loans made through this network of dealerships grew $60 million ending the year at $306 million. Average marine loan balances grew $21 million during 1997 totaling $172 million at year-end, and were produced primarily through correspondent brokers. Average home equity lines of credit increased $13 million during the year and totaled $210 million at the end of 1997 while average direct second mortgage loans increased $13 million and ended the year at $69 million.
     Provident's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Average commercial real estate mortgage loans increased $27 million or 11.4% while average commercial construction loans decreased $6 million or 31%. Average residential construction loans increased $7 million or 7% to end the year at $100 million.
     Provident's commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Average commercial loans grew by $25 million or 9% ending the year at $288 million. Provident has minimal exposure to highly leveraged transactions. HLTs totaled $33.3 million as of year-end, and all are performing in accordance with their contractual terms.

NON-PERFORMING ASSETS AND PAST DUE LOANS

Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. Beginning in 1997, the Corporation no longer places consumer loans on non-accrual status to better conform to standard industry practice. Delinquent consumer loan outstandings and any uncollected interest are generally charged-off at 120 days and 180 days, respectively. Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans decreased $5.0 million, mainly in the consumer loan portfolio due to the change in policy as noted above, partially offset by increases of $2.4 million and $2.6 million in the commercial business and residential mortgage portfolios, respectively. The increase in past due consumer loans is a result of a $455 million or 38% growth in the consumer loan portfolio. As of December 31, 1997, non-performing assets and past due loans ended the year at $12.7 million and $25.3 million, respectively. (See the discussion under Loans) The $10.6 million in past due residential mortgage loans are guaranteed or insured by an agency of United States government and no significant loss is anticipated. The increase in non-performing commercial loans was primarily the result of one commercial credit.


                              [GRAPH APPEARS HERE]

--------------------------------------------------------------------------------
           NON-PERFORMING LOANS (as a percentage of period-end loans)

                              Non-Performing Loans
                       -----------------------------------

                 1993         1994        1995       1996        1997
                 ----         ----        ----       ----        ----
                 2.28%        1.12%       .90%       .84%        .36%

                            Allowance for Loan Losses
                       -----------------------------------
                 1993         1994        1995       1996        1997
                 ----         ----        ----       ----        ----
                 1.96%        1.59%       1.57%      1.35%       1.36%

--------------------------------------------------------------------------------

     The ratio of total non-performing loans to year-end loans declined from .84% to .36% at the end of 1997. The decrease is mainly attributable to the change in the consumer loan non-accrual policy.
     Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.

                                                                Year Ended
(in thousands)                                              December 31, 1997
--------------------------------------------------------------------------------
Gross interest income that would have been
  recorded had such loans been paid in
  accordance with original terms                                    $685
Interest income actually recorded                                    162


NON-PERFORMING ASSETS AND PAST DUE LOANS
Table 10

                                                          December 31,
-----------------------------------------------------------------------------------------------
(dollars in thousands)                    1997        1996       1995        1994        1993
===============================================================================================
Non-Accrual Loans:
  Consumer                             $    --     $ 9,809    $ 4,868     $ 1,533     $ 1,300
  Commercial Business                    2,917         539        246       1,450         194
  Real Estate -- Construction:
    Residential                             --          37         --          --       2,069
    Commercial                              --          --         80       9,349       7,700
  Real Estate -- Mortgage:
    Residential                          6,937       4,372      3,785       4,054       3,714
    Commercial                              --         125      1,327          --          --
-----------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                9,854      14,882     10,306      16,386      14,977
-----------------------------------------------------------------------------------------------
Renegotiated Loans:
  Real Estate -- Construction:
    Residential                             --          --         --          --       1,452
    Commercial                              --          --      2,575          --       9,182
  Real Estate -- Mortgage:
    Residential                             --          --         --          --       2,198
    Commercial                              --       3,942      2,900       2,813       7,008
-----------------------------------------------------------------------------------------------
  Total Renegotiated Loans                  --       3,942      5,475       2,813      19,840
-----------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Real Estate -- Construction:
    Residential                            454         132      6,580      11,824      16,322
    Commercial                              --       9,571      7,122       4,223       3,862
  Real Estate -- Mortgage:
    Residential                          2,367         903        246         116       2,017
    Commercial                              --          --        939         177       5,797
-----------------------------------------------------------------------------------------------
   Total Other Non-Performing Assets     2,821      10,606     14,887      16,340      27,998
-----------------------------------------------------------------------------------------------
Total Non-Performing Assets            $12,675     $29,430    $30,668     $35,539     $62,815
===============================================================================================
Past Due Loans:
  Consumer                             $14,371     $   237    $   559     $   270     $   121
  Commercial Business                      126          --         --          --          --
  Real Estate -- Construction:
    Residential                            133          --         --          --          --
    Commercial                              --          --         --          --          --
  Real Estate -- Mortgage:
    Residential                         10,646       7,823      5,072         424         368
    Commercial                              --          --         --          --       3,087
-----------------------------------------------------------------------------------------------
  Total Past Due Loans                 $25,276     $ 8,060    $ 5,631     $   694     $ 3,576
===============================================================================================
Ratios:
  Total Non-Performing
   Loans to Year-End Loans                 .36%        .84%       .90%       1.12%       2.28%
  Total Non-Performing Assets
   to Year-End Assets                      .32%        .84%       .97%       1.25%       2.65%
-----------------------------------------------------------------------------------------------

ALLOWANCE FOR LOAN LOSSES

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

     The following table reflects the allowance for possible loan losses and the activity during each of the respective years.


LOAN LOSS EXPERIENCE SUMMARY

Table 11

(dollars in thousands)                      1997          1996          1995          1994            1993
=============================================================================================================
Balance at Beginning of Year           $   30,361   $   27,524    $   27,137    $   29,825      $   28,210
Provision for Loan Losses                   9,953       10,011         1,517          (678)          2,845
Loans Charged-Off:
  Consumer                                  3,641        2,888         1,642         1,485           3,064
  Commercial Business                         143        5,170           310           204             325
  Real Estate - Construction:
    Residential                               305           37            33             -               -
    Commercial                                 37            8             -         1,167               -
  Real Estate - Mortgage:
    Residential                               289          360            73            53              15
    Commercial                                798          399            76         1,088           1,001
-------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                         5,213        8,862         2,134         3,997           4,405
-------------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                    871          826           917         1,225           1,556
  Commercial Business                         882          801            72           376           1,214
  Real Estate - Construction:
    Residential                                 -            -             -             -              96
    Commercial                                  1           16             -           385             277
  Real Estate - Mortgage:
    Residential                                 1           45            13             1               -
    Commercial                                  5            -             2             -              32
-------------------------------------------------------------------------------------------------------------
  Total Recoveries                          1,760        1,688         1,004         1,987           3,175
-------------------------------------------------------------------------------------------------------------
Net Loans Charged-Off                       3,453        7,174         1,130         2,010           1,230
=============================================================================================================
  Balance at End of Year               $   36,861   $   30,361    $   27,524    $   27,137      $   29,825
=============================================================================================================
Balances:
  Loans - Year-End                     $2,701,068   $2,247,873    $1,752,851    $1,707,389      $1,524,860
  Loans - Average                       2,445,316    2,023,536     1,822,957     1,600,009       1,232,605
Ratios:
  Net Loans Charged-Off to Average Loans      .14%         .35%          .06%          .13%            .10%
  Allowance for Loan Losses
    to Year-End Loans                        1.36         1.35          1.57          1.59            1.96
-------------------------------------------------------------------------------------------------------------

     The continued emphasis on loan quality and close monitoring of potential problem credits has resulted in a strong credit portfolio. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, provisions, in the form of charges to operations, are made to bring the allowance up to a level management believes is adequate.
     An analysis of the loan portfolio was performed at December 31, 1997, and expected losses have been provided for in the allowance for loan losses. During 1997 the loan loss allowance increased $6.5 million to $36.9 million at year-end. The allowance as a percentage of total loans was 1.36% at December 31, 1997 compared to 1.35% at December 31, 1996. The allowance for loan losses as a percentage of non-accrual loans was 374% at December 31, 1997, compared to 204% the prior year. This increase is primarily attributable to the change in the consumer loan accrual policy offset partially by increases in non-accrual loans for commercial business and residential mortgage. The portion of the allowance which is allocated to non-accrual loans is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

     Provident maintains a loan classification and review system to identify those loans with a higher than normal risk of uncollectibility. Estimated potential losses from internally criticized loans have been provided for in determining the allowance for loan losses.
     Table 12 reflects the allocation of the allowance for loan losses to the various loan categories. The entire allowance for loan losses is available to absorb losses from any type of loan.


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES

Table 12

                                                          December 31,
-----------------------------------------------------------------------------------------------
(dollars in thousands)                    1997        1996       1995        1994        1993
===============================================================================================
Consumer                               $ 3,390     $ 4,572    $ 1,995     $   708     $ 1,770
Commercial Business                      8,376       3,120      2,527       2,579       2,693
Real Estate - Construction:
  Residential                            1,585       1,408      2,697       2,305       2,867
  Commercial                               384         883        545       3,143       5,479
Real Estate - Mortgage:
  Residential                              592         998      1,390       1,048       1,258
Commercial                               2,486       2,704      3,803       3,054       2,905
Unallocated                             20,048      16,676     14,567      14,300      12,853
-----------------------------------------------------------------------------------------------
Total Allowance for Loan Losses        $36,861     $30,361    $27,524     $27,137     $29,825
===============================================================================================

INVESTMENT SECURITIES

Provident's investment activities include management of the $983 million investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipal securities and asset-backed securities. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.

The following table sets forth information concerning the Bank's investment securities portfolio at December 31.


INVESTMENT SECURITIES SUMMARY
Table 13

(dollars in thousands)                 1997      %          1996       %          1995     %         1994     %         1993    %
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
   Agencies and Corporations       $ 55,576     5.7%   $   71,882    6.8%   $   67,833   5.8%    $ 33,156    3.5%   $ 39,783   7.2%
  Corporate Notes                        --      --            --     --            --    --           --     --      54,907   9.9
  Mortgage-Backed Securities        885,491    90.0       847,194   80.4       939,382  80.4      296,382   31.2     383,762  69.2
  Municipal Securities               19,391     2.0        19,091    1.8        11,981   1.0           --     --          --    --
  Other Debt Securities              22,783     2.3        29,987    2.8        76,073   6.5      100,531   10.6          --    --
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities Available
     for Sale                       983,241   100.0       968,154   91.8     1,095,269  93.7      430,069   45.3     478,452  86.3
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
  U.S. Treasury and Government
   Agencies and Corporations             --      --        32,395    3.1       13,397    1.2       34,569    3.6       8,679   1.6
  Mortgage-Backed Securities             --      --        53,842    5.1       60,106    5.1      477,886   50.3      67,201  12.1
  Municipal Securities                   --      --            --     --           --     --        7,186     .8          --    --
------------------------------------------------------------------------------------------------------------------------------------
   Total Securities Held to Maturity     --      --        86,237    8.2       73,503    6.3      519,641   54.7      75,880  13.7
------------------------------------------------------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio           $983,241   100.0%   $1,054,391  100.0%  $1,168,772  100.0%    $949,710  100.0%   $554,332 100.0%
====================================================================================================================================
Total Portfolio Yield                   7.0%                  6.9%                6.9%                6.7%               6.5%
------------------------------------------------------------------------------------------------------------------------------------

     During 1997, Provident continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 1997 were to maintain an appropriate level of quality, to ensure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employs off-balance sheet and on balance sheet strategies. Total investment securities decreased $71 million during 1997 as a result of shifting funds into higher yielding loan portfolios.
     The Corporation applies the provisions of Statement of Financial Accounting Standards No. 115 which requires investment securities to be segregated into three categories: 1) held to maturity, 2) trading, and 3) available for sale. All securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is reflected as a change in stockholders' equity. Trading securities must be measured at fair value and changes included in income for the period. As of December 31, 1997, the Corporation had no investments classified as trading securities. Securities designated as held to maturity are carried at amortized cost. Subsequent to the merger of First Citizens Financial Corporation, Provident disposed of certain securities classified as held to maturity by First Citizens. As a result of these transactions, all of the Corporation's investment securities portfolio has been classified as available for sale. Additionally, all future purchases of securities will be classified as available for sale in the forseeable future. At December 31, 1997, the available for sale portfolio included net unrealized gains of approximately $7.8 million, compared to net unrealized losses of $2.2 million at December 31, 1996.
     In addition to unrealized gains and losses, Provident realized $3.45 million in gains and $1.11 million in losses from the sale of securities from the available for sale portfolio in 1997. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both credit quality and interest sensitivity.

LIQUIDITY AND SENSITIVITY TO INTEREST RATES
-------------------------------------------

LIQUIDITY

An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received.
     Provident's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The committee continually monitors the amount and source of available liquidity, the time required to obtain it and its cost. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.
     The primary source of liquidity at December 31, 1997 was loans held for sale and investment securities available for sale, which totaled $1.05 billion. This represents 29% of total liabilities compared to 31% at December 31, 1996. Maturities of investment securities, as table 14 indicates, is expected to generate $159 million in funds in 1998 and $678 million, or 69%, of the portfolio within the next five years.

The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 1997.


MATURITIES OF INVESTMENT SECURITIES PORTFOLIO

Table 14

                                          In One Year     After One Year      After Five Years      Over      Unrealized
                                            or Less     Through Five Years   Through Ten Years    Ten Years   Gain (Loss)
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                  Amount  Yield    Amount     Yield    Amount    Yield   Amount  Yield   Amount   Total  Yield
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
   Agencies and Corporations         $  1,677    6.2%   $ 26,258     6.4%  $  2,056     6.1%  $ 25,633  7.2%  $  (48) $ 55,576  6.8%
  Mortgage-Backed Securities          148,607    7.0     473,593     7.0    149,211     7.0    106,551  7.0    7,529   885,491  7.0
  Municipal Securities                     --     --       5,121     7.8     12,564     8.0      1,183  8.1      523    19,391  8.0
  Other Debt Securities                 8,732    7.9      14,226     7.9         --      --         --   --     (175)   22,783  7.9
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment
     Securities Portfolio            $159,016    7.0%   $519,198     7.0%  $163,831     7.1%  $133,367  7.0%  $7,829  $983,241  7.0%
====================================================================================================================================

     Another source of liquidity is scheduled loan repayments within one year, which totaled $436 million or 16% of loans.
     Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 1997.


LOAN MATURITIES AND RATE SENSITIVITY

Table 15

                                   In One Year     After One Year     After Five
(dollars in thousands)               or Less     Through Five Years      Years      Total     Percent
======================================================================================================
Consumer                            $178,036          $602,466       $  886,592  $1,667,094    61.7%
Commercial Business                   86,026           139,605           62,658     288,289    10.7
Real Estate - Construction:
  Residential                         77,876            20,775            1,275      99,926     3.7
  Commercial                          11,227             7,049            6,878      25,154      .9
Real Estate - Mortgage:
  Residential                         32,305            74,569          255,138     362,012    13.4
  Commercial                          50,157           126,822           81,614     258,593     9.6
------------------------------------------------------------------------------------------------------
    Total Loans                     $435,627          $971,286       $1,294,155  $2,701,068   100.0%
======================================================================================================
Rate Sensitivity:
  Fixed Rate                        $260,050          $594,078       $  912,849  $1,766,977    65.4%
  Variable or Adjustable Rate        175,577           377,208          381,306     934,091    34.6
------------------------------------------------------------------------------------------------------
    Total Loans                     $435,627          $971,286       $1,294,155  $2,701,068   100.0%
======================================================================================================

     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.0 billion, or 55%, of total liabilities and 52% of total assets.
     An important element in liquidity management is the availability of borrowed funds. At December 31, 1997, short-term borrowings totaled $347 million, or 9.5%, of liabilities in contrast to $602 million, or 18.6%, of liabilities at December 31, 1996. This decrease was the result of greater utilization of the broker CD market and the implementation of the money market CD product to match fund assets. Brokered CDs at December 31, 1997 amounted to $660 million, a $338 million increase from the same period last year. Money market CDs totaled $94 million at December 31, 1997. The average maturity of short-term borrowings at the end of the current year was 48 days. These borrowings are fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $469 million as of December 31, 1997. It is anticipated that Provident will continue to have access to the repurchase market and federal fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank.

INTEREST SENSITIVITY MANAGEMENT

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations which arise due to changes in the level and directions of interest rates. Management's objective is to minimize this risk.
     Measuring and managing interest rate risk is a dynamic process which is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of Provident's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and off-balance sheet derivatives.
     Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twelve month horizon under a variety of interest rate scenarios.
     As of December 31, 1997, Provident's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $747 million or 20% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible increases in interest rates. In 1997 these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off-balance sheet strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a changing rate environment. As a result, interest income has been decreased by $13 thousand and interest expense has been increased by $2.4 million, for a total decrease of $2.4 million in net interest income for the year ending December 31, 1997. Included in this net interest income decrease was the amortization of closed positions which reduced interest income by $402 thousand and increased interest expense by $3.0 million (a net decrease of $3.39 million in net interest income) for the year ending December 31, 1997. Without this, off-balance sheet positions increased net interest income $965 thousand for the year. The forward yield curve indicates that short-term and long-term rates will each increase 5 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its December 31, 1997 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions would increase net interest income by $820 thousand over the next twelve months. This compares to an increase in net interest income of $908 thousand should interest rates remain unchanged. Amortization of closed positions will reduce net interest income $2.4 million over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $3.2 million over the next twelve months if the forward yield curve assumptions occur and $3.3 million if rates remain unchanged as a result of these off-balance sheet positions.

STOCKHOLDERS' EQUITY
--------------------

It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, Provident continues to maintain a strong capital position. At December 31, 1997 total stockholders' equity was $270 million, a $31 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital was raised through the dividend reinvestment plan of $443 thousand, $8.4 million from the exercise of stock options, while capital increased by $6.1 million during 1997 as a result of Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. During the second quarter of 1997, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend and the 2 for 1 stock split in February 1998.
     Provident exceeds all regulatory capital requirements as of December 31, 1997. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. Provident's core capital is equal to its common stock, capital surplus and retained earnings less treasury stock. The calculation of Provident's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1997, Provident's total capital ratio was 10.24% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Provident's Tier 1 Capital ratio was 8.99%.
     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Provident's leverage ratio of 7.06% at December 31, 1997 was well in excess of this requirement.


CAPITAL COMPONENTS AND RATIOS

Table 16

                                           December 31,
--------------------------------------------------------------------
(dollars in thousands)                1997              1996
====================================================================
QUALIFYING CAPITAL
Tier 1 Capital                  $  265,199        $  240,077
Total Capital                      302,060           270,438
Risk-Weighted Assets             2,949,890         2,584,260
Quarterly Average Assets         3,756,348         3,449,616

RATIOS
Leverage Capital                      7.06%             6.96%
Tier 1 Capital                        8.99              9.29
Total Capital                        10.24             10.46


FINANCIAL REVIEW 1996/1995
--------------------------

For the year ended December 31, 1996, Provident recorded net income of $26.2 million or $1.12 per share-diluted basis, compared to $22.1 million or $.97 per share-diluted basis in 1995. The per share amounts have been adjusted for stock dividends and the 2 for 1 stock split in February. This improvement in earnings was attributable to a $9.5 million rise in tax-equivalent net interest income and a $9.9 million increase in non-interest income net of securities gains. These increases more than offset a $12.9 million increase in operating expense.
     Net interest income on a tax-equivalent basis for 1996 increased $9.5 million or 9.4% from 1995 as average earning assets grew $348 million over the prior year. Net interest margin dropped by 9 basis points primarily caused by lower yields on interest earning assets.
     The provision for loan losses increased $8.5 million to $10.0 million in 1996. The increase was the result of overall loan growth in the loan portfolios of $495 million as total average loans outstanding grew by $201 million.
     Non-interest income increased 57% to $50.1 million. Excluding net securities gains (losses) and interest income on the tax refund, non-interest income increased $15.7 million or 55%. Deposit service charges rose 45% over the prior year to $19.3 million, mortgage banking activities were up $5.1 million to $14.9 million, and commissions and fees were up 54% to $3.2 million.
     Provident's non-interest expense rose 13.2% in 1996 over 1995. Salaries and employee benefits increased $4.5 million attributable to merit increases, new branches and staffing of our new Fast `n Friendly Check Cashing centers. Commissions were up associated with increased activity within Provident Investment Center, Inc. while maintaining Saturday hours at most of our branches also contributed to increased compensation expense. Occupancy costs grew $403 thousand or 4.5% over 1995. Much of this increase was due to additional mortgage and supermarket branches as well as additional space requirements at our headquarters and operations buildings. Total furniture and equipment expense increased $411 thousand due to upgrading of technology in the Bank's office automation and branch platform systems. External processing increased $3.1 million due to increased account volumes. Regulatory fees increased $1.6 million mainly associated with a special one-time assessment on SAIF deposits held by Citizens Savings Bank as of March 31, 1995.
     Provident recorded an income tax expense of $13.7 million in 1996 based on pre-tax income of $39.9 million, which represented an effective tax rate of 34.3%. This compares with a 34.2% effective tax rate for 1995.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements herein.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation and Subsidiaries
--------------------------------------------------------------------------------
                                                                            Page

Report of Independent Accountants                                             25
For the Three Years Ended December 31, 1997, 1996 and 1995
  Consolidated Statement of Income                                            26
  Consolidated Statement of Changes in Stockholders' Equity                   28
  Consolidated Statement of Cash Flows                                        29
  Consolidated Statement of Condition at December 31, 1997 and 1996           27
Notes to Consolidated Financial Statements                                 30-46
--------------------------------------------------------------------------------

FINANCIAL REPORTING RESPONSIBILITY


CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 1997, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

Management maintains a system of internal control over financial reporting, including controls over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. This system encompasses activities that control the preparation of the Corporation's Annual Report/10-K financial statements prepared in accordance with generally accepted accounting principles.
     There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of an internal control system may vary over time.
     Management assessed its internal control structure over financial reporting as of December 31, 1997. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 1997.

COMPLIANCE WITH LAWS AND REGULATIONS

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.
     Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank of Maryland, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1997.

REPORT OF COOPERS & LYBRAND L.L.P.,
INDEPENDENT ACCOUNTANTS

To the Board of Directors
Provident Bankshares Corporation
Baltimore, Maryland

We have audited the accompanying consolidated balance sheets of Provident Bankshares Corporation and subsidiaries as of December 31, 1997, and 1996 and the related consolidated statement of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of First Citizens Financial Corporation, acquired during 1997 in a pooling of interests, as of December 31, 1996 and for each of the two years in the period then ended which statements reflect total assets constituting 20% of the related consolidated totals at December 31, 1996, and total interest income constituting 19% in 1996 and 19% in 1995 of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and in our opinion, insofar as it relates to the amounts included for First Citizens Financial Corporation, is based solely on the report of other auditors.
     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
     In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Coopers & Lybrand L.L.P.

Coopers & Lybrand L.L.P.
Baltimore, Maryland
January 21, 1998

       25a


                              ARTHUR ANDERSEN LLP



                   Report of Independent Public Accountants


The Board of Directors and Stockholders
First Citizens Financial Corporation
Gaithersburg, Maryland


We have audited the accompanying consolidated statements of financial condition of First Citizens Financial Corporation (a Delaware Corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Citizens Financial Corporation and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years then ended in conformity with generally accepted accounting principles.

As disclosed in Note 1, effective January 1, 1995, the Company changed its method of accounting for impaired loans.



                                         /s/ Arthur Andersen LLP

Washington, D.C.
January 22, 1997, except with respect
Note 19 as to which the date is March 10, 1997


CONSOLIDATED STATEMENT OF INCOME

Provident Bankshares Corporation and Subsidiaries

                                                                     Year Ended December 31,
---------------------------------------------------------------------------------------------------
(in thousands, except per share data)                        1997            1996             1995
===================================================================================================
INTEREST INCOME
Interest and Fees on Loans                               $203,899        $171,267         $155,686
Interest on Securities                                     68,294          73,186           65,762
Tax-Advantaged Interest                                     6,656           2,588            1,613
Interest on Short-Term Investments                            263             438              421
---------------------------------------------------------------------------------------------------
    Total Interest Income                                 279,112         247,479          223,482
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                      106,004          87,736           78,216
Interest on Short-Term Borrowings                          28,737          29,602           29,569
Interest on Long-Term Debt                                 21,977          20,016           15,034
---------------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                                156,718         137,354          122,819
---------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                     122,394         110,125          100,663
Less: Provision for Loan Losses                             9,953          10,011            1,517
---------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     112,441         100,114           99,146
---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                        24,432          19,262           13,685
Mortgage Banking Activities                                 6,845          14,895            9,806
Commissions and Fees                                        3,705           3,229            2,101
Net Securities Gains (Losses)                               2,337           5,556           (2,683)
Other Non-Interest Income                                   6,690           7,123            8,981
---------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST INCOME                              44,009          50,065           31,890
---------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                             54,107          55,406           50,875
Occupancy Expense, Net                                     10,018           9,317            8,914
Furniture and Equipment Expense                             7,354           7,036            6,625
External Processing Fees                                   12,374          10,929            7,784
Federal Deposit Insurance Assessment                           --           3,029               --
Merger Related Expenses                                    10,047              --               --
Other Non-Interest Expense                                 23,963          24,606           23,218
---------------------------------------------------------------------------------------------------
    TOTAL NON-INTEREST EXPENSE                            117,863         110,323           97,416
---------------------------------------------------------------------------------------------------
Income Before Taxes                                        38,587          39,856           33,620
Income Tax Expense                                         13,628          13,668           11,488
---------------------------------------------------------------------------------------------------
NET INCOME                                               $ 24,959        $ 26,188         $ 22,132
===================================================================================================
Per Share Amounts:
Net Income -- Basic                                        $ 1.10          $ 1.18         $   1.02
Net Income -- Diluted                                      $ 1.06          $ 1.12         $    .97
===================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CONDITION

Provident Bankshares Corporation and Subsidiaries

                                                                                               December 31,
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                   1997              1996
==================================================================================================================
ASSETS
Cash and Due From Banks                                                            $   68,580        $   70,132
Short-Term Investments                                                                    350            11,366
Mortgage Loans Held for Sale                                                           66,925            35,356
Securities Available for Sale                                                         983,241           968,154
Securities Held to Maturity (Market Value $86,464 at December 31, 1996)                    --            86,237
Loans:
  Consumer                                                                          1,667,094         1,211,971
  Commercial Business                                                                 288,289           294,844
  Real Estate -- Construction                                                         125,080           121,542
  Real Estate -- Mortgage                                                             620,605           619,516
------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                     2,701,068         2,247,873
Less: Allowance for Loan Losses                                                        36,861            30,361
------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                       2,664,207         2,217,512
------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                            37,402            36,481
Accrued Interest Receivable                                                            31,032            23,485
Other Assets                                                                           75,002            36,895
------------------------------------------------------------------------------------------------------------------
Total Assets                                                                       $3,926,739        $3,485,618
==================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                              $  196,178        $  169,000
  Interest-Bearing                                                                  2,558,337         2,117,144
------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                  2,754,515         2,286,144
------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                                 347,291           602,435
Long-Term Debt                                                                        469,077           328,517
Other Liabilities                                                                      85,674            29,724
------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                 3,656,557         3,246,820
------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
 Issued 1997 - 23,512,962 Shares; 1996 - 21,914,530 Shares                             23,513            21,915
Capital Surplus                                                                       130,963           109,132
Retained Earnings                                                                     113,463           111,614
Net Unrealized Gain (Loss) on Debt Securities                                           4,733            (1,373)
Treasury Stock at Cost -- 456,132 Shares                                               (2,490)           (2,490)
------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                          270,182           238,798
------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $3,926,739        $3,485,618
==================================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

Provident Bankshares Corporation and Subsidiaries

                                                                                    Unrealized       Treasury        Total
                                                      Common   Capital  Retained  Gain (Loss) on      Stock      Stockholders'
(dollars in thousands, except per share data)         Stock    Surplus  Earnings  Debt Securities    at Cost        Equity
==============================================================================================================================
Balance at January 1, 1995                           $18,628  $ 73,398  $103,321    $ (8,499)        $(2,490)      $184,358
  Net Income -- 1995                                      --        --    22,132          --              --         22,132
  Dividends Paid ($.26 per share)                         --        --    (4,301)         --              --         (4,301)
  Adjustment for 1994 Private Offering                    --       114        --          --              --            114
  Exercise of Stock Options (324,060 shares)             324     1,543        --          --              --          1,867
  Common Stock Issued under Dividend
   Reinvestment Plan (234,290 shares)                    234     3,006        --          --              --          3,240
  Unrealized Gain on Debt Securities                      --        --        --      15,638              --         15,638
  Stock Dividend (1,098,210 shares)                    1,098    11,052   (12,150)         --              --             --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995                          20,284    89,113   109,002       7,139          (2,490)       223,048
  Net Income -- 1996                                      --        --    26,188          --              --         26,188
  Dividends Paid ($.35 per share)                         --        --    (6,281)         --              --         (6,281)
  Exercise of Stock Options (346,896 shares)             347     2,495        --          --              --          2,842
  Common Stock Issued under Dividend
   Reinvestment Plan (83,496 shares)                      84     1,429        --          --              --          1,513
  Unrealized Loss on Debt Securities                      --        --        --      (8,512)             --         (8,512)
  Stock Dividend (1,200,432 shares)                    1,200    16,095   (17,295)         --              --             --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                          21,915   109,132   111,614      (1,373)         (2,490)       238,798
  Net Income -- 1997                                      --        --    24,959          --              --         24,959
  Dividends Paid ($.44 per share)                         --        --    (8,505)         --              --         (8,505)
  Exercise of Stock Options (720,638 shares)             720     7,661        --          --              --          8,381
  Common Stock Issued under Dividend
   Reinvestment Plan (20,312 shares)                      20       423        --          --              --            443
  Unrealized Gain on Debt Securities                      --        --        --       6,106              --          6,106
  Stock Dividend (858,376 shares)                        858    13,747   (14,605)         --              --             --
-----------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                         $23,513  $130,963  $113,463     $ 4,733         $(2,490)      $270,182
=============================================================================================================================

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CASH FLOWS

Provident Bankshares Corporation and Subsidiaries

                                                                                      Year Ended December 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                1997            1996             1995
====================================================================================================================
OPERATING ACTIVITIES:
  Net Income                                                             $  24,959       $  26,188        $  22,132
  Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
     Depreciation and Amortization                                           8,235           6,308            4,849
     Provision for Loan Losses                                               9,953          10,011            1,517
     Provision for Deferred Income Tax (Benefit)                            (5,139)           (750)           6,787
     Realized Net Securities (Gains) Losses                                 (2,337)         (5,556)           2,683
     Loans Originated or Acquired and Held for Sale                       (344,587)       (559,717)        (419,493)
     Proceeds from Sales of Loans                                          315,650         649,363          378,591
     Gain on Sales of Loans                                                 (2,632)         (5,681)            (295)
     Other Operating Activities                                              8,930          (5,296)           4,161
--------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                        (11,927)         88,682          (21,200)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   13,032         114,870              932
--------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Principal Collections and Maturities of Securities Available for Sale    169,288         196,039          110,340
  Principal Collections and Maturities of Securities Held to Maturity       13,130          13,353           67,583
  Proceeds on Sales of Securities Available for Sale                       395,803         297,336          208,202
  Purchases of Securities Held to Maturity                                 (15,259)        (26,108)        (31,526)
  Purchases of Securities Available for Sale                              (481,343)       (375,667)       (269,915)
  Loan Originations and Purchases Less Principal Collections              (454,026)       (495,697)       (349,569)
  Purchases of Premises and Equipment                                       (7,299)         (6,282)         (8,615)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                     (379,706)       (397,026)       (273,500)
--------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net Increase in Deposits                                                 468,371         248,686         150,852
  Net Increase (Decrease) in Short-Term Borrowings                        (255,144)         60,570          38,391
  Proceeds from Long-Term Debt                                             194,000         308,650         300,490
  Payments and Maturities of Long-Term Debt                                (53,440)       (320,638)       (204,975)
  Issuance of Common Stock                                                   8,824           4,355           5,221
  Cash Dividends on Common Stock                                            (8,505)         (6,281)         (4,301)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                  354,106         295,342         285,678
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (12,568)         13,186          13,110
  Cash and Cash Equivalents at Beginning of Year                            81,498          68,312          55,202
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $  68,930       $  81,498       $  68,312
====================================================================================================================

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                   $71,711       $  70,337       $ 61,184
Income Taxes Paid (Received)                                                13,114          15,374           (370)
Stock Dividend                                                              14,605          17,295         12,150
Transfer of Securities Held to Maturity to Securities Available for Sale    88,318              --        419,821
Mortgage Loans Securitized in Investment Portfolio                              --              --        281,246

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation and Subsidiaries

NOTE 1 -- SUMMARY OF SIGNIFICANT
          ACCOUNTING POLICIES

Provident Bankshares Corporation ("the Corporation") offers a wide range of banking services through its wholly owned subsidiary, Provident Bank of Maryland and its subsidiaries ("the Bank") including various types of deposit accounts, commercial and personal investment products. These services are provided through a network of 81 offices and 80 ATMs located in the greater Baltimore/ Washington metropolitan area and southern Pennsylvania.
     The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report.
     The accounting and reporting policies of the Corporation are in accordance with generally accepted accounting principles and conform to general practice within the banking industry. Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform with the presentation used for the current year. These reclassifications have no effect on stockholders' equity or net income as previously reported.

CONSOLIDATION POLICIES

The Consolidated Financial Statements include the accounts of Provident Bankshares Corporation and its wholly owned subsidiary, Provident Bank of Maryland (the "Bank") and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
     Prior period financial statements have been restated to include the accounts and results of operations for the acquisition of First Citizens Financial Corporation during 1997 which was accounted for using the pooling-of-interest accounting method.
     In preparation of financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Actual results could differ from these estimates.

INVESTMENT SECURITIES

The Corporation divides the investment portfolio among three categories: securities held to maturity, securities available for sale and, if applicable, trading account securities. Securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are securities the Corporation does not have the intent and ability to hold to maturity nor does it intend to trade actively as part of any trading account activity. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as unrealized gain (loss) on debt securities which is reflected net of applicable taxes, and therefore, have had no effect on the reported earnings of the Corporation. Gains and losses from sales of securities available for sale are recognized by the specific identification method and are reported in non-interest income.

LOANS AND ALLOWANCE FOR LOAN LOSSES

Interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. It is the policy of management to place a loan in non-accrual status and discontinue the accrual of interest and reverse previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected or when it is 90 days past due unless the loan is well secured and in the process of collection. Beginning in 1997, consumer loans are not placed in non-accrual status but are generally charged-off at 120 days past due for installment loans and 180 days for revolving loans. This was done to conform to standard industry practice. Prior to 1997, consumer loans were generally placed into non-accrual status at 90 days past due and subsequently charged off.
     The Corporation adopted the provisions of Statements of Financial Accounting Standards No. 114/118 "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114/118") on January 1, 1995. Under SFAS No. 114/118, the Corporation considers a loan impaired when, based on available information, it is probable that the Corporation will be unable to collect principal and interest when due in accordance with the contractual terms of the loan agreement. All non-accrual loans and troubled debt restructurings are considered impaired loans. The measurement of impaired loans may be based on the present value of expected future cash flows discounted at the historical effective interest rate or based on the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans such as residential mortgage and consumer loans which are evaluated collectively for impairment. Restructured loans are considered impaired in the year of restructuring. In subsequent years each restructured loan is evaluated for impairment. The allowance for loan losses includes reserves for these loans. Collections of interest and principal on loans in non-accrual status and considered impaired are generally applied as a reduction to the outstanding principal. Once future collectibility has been established, interest income may be recognized on a cash basis.

     The Corporation defers and amortizes loan origination fees and related costs over the life of the loan using the interest method. Net amortization of fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income. Unearned income on loans at December 31, 1997 and 1996 was not material with respect to the respective financial statements.

     The Corporation's allowance for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to maintain an allowance adequate to absorb potential losses on loans outstanding. The level of the allowance is based on an evaluation of the risk characteristics of the loan portfolio and considers such factors as past and expected future loan loss experience, the financial condition of the borrower, current economic conditions and other relevant factors.
     Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses. The adoption of SFAS No. 114/118 has not resulted in any additional provision for loan losses for the years ended December 31, 1997 and 1996.

PREMISES AND EQUIPMENT

Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the lives of the related leases, if shorter. Major improvements are capitalized while maintenance and repairs are charged to expense as incurred.

STOCKHOLDERS' EQUITY

During 1997 and 1996, the Corporation declared five percent stock dividends for each year to the stockholders of record as of April 28, 1997 and April 29, 1996, respectively. The 1997 stock dividend was paid on May 9, 1997 resulting in the distribution of 858,376 common shares with a par value of $1.00 per share. Accordingly, $858 thousand and $13.7 million was transferred from retained earnings to common stock and capital surplus, respectively. The 1996 stock dividend was paid May 10, 1996 with the distribution of 1,200,432 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $1.2 million to common stock and $16.1 million to capital surplus from retained earnings. The cumulative impact of these stock dividends has been reflected in the restatement of earnings and dividends per share and stock option data in the financial statements and accompanying notes.
     Subsequent to December 31, 1997, the Corporation declared a two for one stock split. The split occurred after the dividend payment on February 13, 1998 for stockholders of record at the close of business on February 2, 1998. All earnings per share and common stock related information has been given retroactive effect to this transaction at December 31, 1997.

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

DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy and the Corporation does not hold or issue derivative financial instruments for trading purposes. The derivative products used are interest rate swaps and caps or floors, used separately or in combination to suit the hedge objective. All are currently classified as hedges. To qualify as a hedge, 1) the asset or liability to be hedged exposes the Corporation to interest rate risk, 2) the derivatives act to move the Corporation to a rate insensitive position should interest rates change, and 3) the derivative is designated and is effective as a hedge of a balance sheet item.
     Interest rate swaps are agreements between two parties which agree to exchange fixed and floating rates on a notional principal amount without the actual exchange of principal for a specified period of time. The notional amounts are not reflected on the Consolidated Statement of Condition because they are merely a unit of measure to determine the effect of the swap. Income and expense on interest rate swaps associated with designated balance sheet items is recognized using the accrual method over the life of the agreement(s) as an adjustment to the income or expense on the designated balance sheet item. Premiums associated with interest rate floor/cap/corridor arrangements are reflected in the Consolidated Statement of Condition and amortized over their life using the straight-line method and included as an adjustment to interest income/expense associated with the balance sheet item. Payments due to or from counterparties under these agreements are accrued as an adjustment to interest income or expense associated with the designated balance sheet item.
     The Corporation continually monitors each derivative position to ensure the proper relationship such as risk reduction, correlation or effectiveness between the designated balance sheet item hedged and the derivative position. Any significant divergence between this relationship which results in interest income or expense exceeding projected parameters results in the hedge being marked-to-market with the resultant gain or loss included in earnings. Terminated derivative positions with the designated assets or liabilities retained have the resulting gain or loss deferred and amortized over the estimated remaining life of the hedge into interest income/expense associated with the balance sheet item. Derivatives associated with liquidated hedged assets or liabilities are marked-to-market and have subsequent changes in their fair value reflected in earnings as the derivative is considered speculative in nature.
     Accounting treatment of derivative positions is consistent with the accounting treatment of the underlying asset or liability. Interest rate swaps used to hedge available for sale debt securities have their fair value included in stockholders' equity which is consistent with the fair value treatment of the available for sale securities. Interest accruals associated with the swap are included as an adjustment to interest income on the associated securities. Derivative products terminated prior to the sale of the related security have the respective gain or loss deferred and amortized into interest income as yield adjustments to the designated asset over the shorter of the remaining life of the agreement or the designated asset. Upon sale of the security, the deferred gain or loss on the derivative is reflected in income at the time of sale.

PENSION PLAN

The Corporation has a defined benefit pension plan which covers substantially all employees. The cost of this noncontributory pension plan was computed and accrued using the projected unit credit method.
     Prior service cost is amortized on a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. Annual contributions are made to the plan in an amount at least to equal the maximum requirements and no greater than the maximum allowed by regulatory authorities.

STATEMENT OF CASH FLOWS

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." The statement establishes requirements for the disclosure and presentation of comprehensive income and its components in full sets of financial statements. Comprehensive income is defined as transactions and other occurrences which are the result of nonowner changes in equity. Nonowner equity changes, such as unrealized gains or losses on debt securities for example, will be accumulated with net income in determining comprehensive income. This statement will not impact the historical financial results of the Corporation's operations. This statement is effective for years beginning after December 15, 1997 and reclassification of financial statements for earlier periods provided for comparative purposes is required.
     The FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information" during June 1997 which becomes effective for all periods beginning after December 15, 1997. This statement provides standards for reporting information on the operating segments of public businesses in their annual and interim reports to shareholders. SFAS No. 131 requires that selected financial information be provided for segments meeting specific criteria. This statement will not impact the presentation of the Corporation's financial results as no segments meet the specific reporting criteria.

NOTE 2 -- ACQUISITION

On August 22, 1997, the Corporation completed its acquisition of First Citizens Financial Corporation ("First Citizens"), a savings and holding company based in Montgomery County, Maryland. This acquisition was accounted for as a pooling-of-interest business combination. Historical financial information for years prior to the acquisition have been restated to reflect the combined results of Provident Bankshares Corporation and First Citizens Financial Corporation for those periods. Provident issued approximately 4,522,000 shares of common stock to the former stockholders of First Citizens at an exchange ratio of .7665 shares of Provident for each share of First Citizens. At the date of acquisition, First Citizens had total assets of $674 million.
     Exclusive of $8.6 million in post-tax merger related charges incurred by both entities, net income of the combined entities would be $33.6 million on a pre-merger basis for the year ended December 31, 1997. The majority of these charges incurred include severance pay and benefits for terminated employees, professional fees which include investment banking, accounting and legal fees, write-down of real estate owned properties, writedowns for facilities which were consolidated and asset write-offs for unusable equipment. These charges included only identified direct and incremental cost associated with the acquisition.
     Presented below are the combined results of operations based on the audited consolidated financial statements of Provident and First Citizens for the two years ended December 31:


(dollars in thousands, except per share data)    1996           1995
======================================================================
Net Interest Income:
  Provident                                  $ 91,287       $ 82,940
  First Citizens                               18,838         17,723
----------------------------------------------------------------------
  Combined                                   $110,125       $100,663
----------------------------------------------------------------------
Net Income:
  Provident                                  $ 23,020       $ 18,025
  First Citizens                                3,168          4,107
----------------------------------------------------------------------
   Combined                                  $ 26,188       $ 22,132
======================================================================
Diluted Net Income Per Share:
  Provident                                  $   1.25       $   1.00
  First Citizens                                  .50            .65
----------------------------------------------------------------------
   Combined                                  $   1.12       $    .97
======================================================================

     The combined results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated prior to 1997 or that may be achieved in the future.

NOTE 3 -- RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $18.6 million and $18.5 million during the years ended December 31, 1997 and 1996, respectively.

     In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 1997 and 1996, the Corporation maintained average compensating balances of approximately $2.5 million and $2.6 million, respectively. In addition, the Corporation paid fees totaling $311 thousand in 1997, $397 thousand in 1996 and $317 thousand in 1995 in lieu of maintaining compensating balances.


NOTE 4 - INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio at December 31 were as follows:

                                                           1997                                               1996
                                       -------------------------------------------       -------------------------------------------
                                                    Gross        Gross                                Gross       Gross
                                       Amortized  Unrealized   Unrealized   Market       Amortized  Unrealized  Unrealized    Market
(in thousands)                           Cost       Gains        Losses     Value          Cost       Gains       Losses      Value
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
 U.S. Treasury and Government
  Agencies and Corporations           $ 55,624     $   36       $   84    $ 55,576     $   72,363   $   60      $  541    $   71,882
Mortgage-Backed Securities             877,962      8,870        1,341     885,491        849,126    4,893       6,825       847,194
Municipal Securities                    18,868        523            -      19,391         18,881      327         117        19,091
Other Debt Securities                   22,958          -          175      22,783         30,029       77         119        29,987
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale  975,412      9,429        1,600     983,241        970,399    5,357       7,602       968,154
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
 U.S. Treasury and Government
  Agencies and Corporations                                                                32,395      257           -        32,652
Mortgage-Backed Securities                                                                 53,842      542         572        53,812
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity          -          -            -           -         86,237      799         572        86,464
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio $975,412     $9,429       $1,600    $983,241     $1,056,636   $6,156      $8,174    $1,054,618
====================================================================================================================================

     The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 1997 and 1996, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.


                                                   1997                     1996
                                         ----------------------    ----------------------
                                         Amortized      Market     Amortized      Market
(in thousands)                             Cost         Value        Cost         Value
=========================================================================================
SECURITIES AVAILABLE FOR SALE
  In One Year or Less                  $    550      $    514    $    5,010    $    5,065
  After One Year Through Five Years      16,975        16,737        29,183        29,145
  After Five Years Through Ten Years     24,762        25,081        48,118        47,944
  Over Ten Years                         55,163        55,418        38,962        38,806
  Mortgage-Backed Securities            877,962       885,491       849,126       847,194
-----------------------------------------------------------------------------------------
  Total Securities Available for Sale   975,412       983,241       970,399       968,154
-----------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
  In One Year or Less                         -             -             -             -
  After One Year Through Five Years           -             -         2,964         3,025
  After Five Years Through Ten Years          -             -        15,120        15,316
  Over Ten Years                              -             -        14,311        14,311
  Mortgage-Backed Securities                  -             -        53,842        53,812
-----------------------------------------------------------------------------------------
  Total Securities Held to Maturity           -             -        86,237        86,464
-----------------------------------------------------------------------------------------
Total Investment Securities Portfolio  $975,412      $983,241    $1,056,636    $1,054,618
=========================================================================================

Proceeds from sales of securities available for sale during 1997 were $395.8 million resulting in the realization of gross gains of $3.4 million and gross losses of $1.1 million on such sales. For 1996, sales of securities yielded proceeds of $297.3 million which resulted in gross realized gains of $6.1 million and gross losses of $525 thousand. Securities sold in 1995 produced proceeds of $208.2 million resulting in gross gains of $846 thousand and gross losses of $3.5 million.
     In conjunction with the acquisition of First Citizens in 1997, the Corporation reclassified $88.3 million in held to maturity securities of the combined entity to the available for sale portfolio. These securities were transferred by the Corporation to provide additional liquidity and financial flexibility. All securities were transferred at fair value. Unrealized gains of $355 thousand were recognized separately in stockholders' equity. As a result of the transfer, all securities will be classified as available for sale in the foreseeable future.
     During 1995, the Financial Accounting Standards Board issued a special report on SFAS No. 115 which provided an opportunity to reclassify from securities held to maturity to securities available for sale. The permitted reclassification resulting from this one-time assessment does not call into question the intent of the Corporation's future investment classifications. On December 31, 1995, the Corporation transferred $419.8 million of securities from Securities Held to Maturity to Securities Available for Sale. The transfer was the result of management's intention to maximize its flexibility to take advantage of future business opportunities. These securities were transferred at fair value and the respective holding gains of $7.4 million were recognized as a separate component of stockholders' equity.
     At December 31, 1997, a net unrealized gain of $4.7 million on the securities portfolio was reflected as a separate component of stockholders' equity in the Consolidated Statement of Condition as compared to a net unrealized loss of $1.4 million at December 31, 1996.
     The aggregate book and estimated market values of investment securities by issuer which exceed ten percent of capital at December 31, 1997, are indicated below. All of these securities represent senior debt securities with AAA bond ratings.


                                                        Estimated
(in thousands)                          Book Value      Market Value
=======================================================================
Issuer:
Mortgage-Backed Securities:
  Residential Funding Corporation         $39,927          $40,223
  Headlands Mortgage Securities, Inc.      43,265           43,313
  Indy Mac, Inc.                           70,393           70,634
=======================================================================

     Securities with a market value of $611.2 million and $827.1 million at December 31, 1997 and 1996, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 5 - ALLOWANCE FOR LOAN LOSSES


A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:

(in thousands)                              1997        1996        1995
=========================================================================
Balance at Beginning of the Year         $30,361     $27,524     $27,137
  Provision for Loan Losses                9,953      10,011       1,517
  Loans Charged-Off                       (5,213)     (8,862)     (2,134)
  Less: Recoveries of Loans
        Previously Charged-Off             1,760       1,688       1,004
-------------------------------------------------------------------------
    Net Loans Charged-Off                 (3,453)     (7,174)     (1,130)
-------------------------------------------------------------------------
Balance at End of the Year               $36,861     $30,361     $27,524
=========================================================================

     At December 31, 1997, 1996 and 1995, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $2.9 million, $4.6 million and $7.1 million, respectively. There was no additional allowance required for these loans under the provisions of SFAS No. 114/118. Had these loans performed in accordance with their original terms, interest income of $178 thousand in 1997, $603 thousand in 1996 and $1.0 million in 1995 would have been recorded. During 1997 no interest income was recognized on these loans, but during 1996 and 1995 interest income of $411 and $477, respectively was recognized on these loans. The average recorded investment in impaired loans was approximately $2.1 million in 1997 and $3.1 million in 1996.

NOTE 6 - PREMISES AND EQUIPMENT

Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of twelve branches and other facilities in the Baltimore/ Washington metropolitan area which are used primarily for the operations of the Bank.



(in thousands)                                      1997            1996
========================================================================
Land                                             $   851         $   851
Buildings and Leasehold Improvements              23,227          21,453
Furniture and Equipment                           37,921          34,586
Property Held for Future Expansion                 7,177           7,143
------------------------------------------------------------------------
Total Premises and Equipment                      69,176          64,033
Less: Accumulated Depreciation
      and Amortization                            31,774          27,552
------------------------------------------------------------------------
  Net Premises and Equipment                     $37,402         $36,481
========================================================================


     Property Held for Future Expansion represents approximately 49,000 square feet of real estate adjacent to the Corporation's headquarters building which is currently being used for employee and public parking. Following an assessment of occupancy requirements, management determined that this property would be necessary to meet the Corporation's growing office and parking requirements.
     In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. In association with the sale, the Corporation financed $6.0 million of this arrangement with a market rate note which has recourse to other assets of the acquiror. The lease has five years remaining on the term. The remaining associated deferred gain of $1.3 million from the sale will be recognized in proportion to the gross rental expense incurred over the outstanding term of the lease. The associated lease payments and sublease rental income are included in the table below.
     The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 1997.


                        Real
                      Property     Sublease      Equipment
(in thousands)         Leases       Income        Leases       Total
====================================================================
1998                  $ 5,749        $ 93          $551      $ 6,207
1999                    5,168          56           234        5,346
2000                    4,485          19            25        4,491
2001                    3,680          19            10        3,671
2002                    3,269          18             -        3,251
2002 and Thereafter     2,961           5             -        2,956
--------------------------------------------------------------------
  Total               $25,312        $210          $820      $25,922
====================================================================

     Rental expense for premises and equipment was $6.6 million in 1997, $6.3 million in 1996 and $5.7 million in 1995.

NOTE 7 - MORTGAGE BANKING ACTIVITIES

The Corporation engages in sales of mortgage loans, which are originated internally or purchased from third parties. Mortgage loans held for sale are carried at the aggregate lower of cost or market value. Gains or losses on sales of these mortgage loans are recorded as a component of Non-Interest Income in the Consolidated Statement of Income.
     Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $229 million and $419 million at December 31, 1997 and 1996, respectively.
     Effective January 1, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). This new statement supersedes SFAS No. 122 - "Accounting for Mortgage Servicing Rights," which was adopted on January 1 of the prior year. The adoption of SFAS No. 125 has had no significant impact on the earnings or financial condition of the Corporation. SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At December 31, 1997 no valuation allowance was required.

     The following is an analysis of servicing asset balance, net of accumulated amortization, during each of the respective years.


                                                    December 31,
--------------------------------------------------------------------------
(in thousands)                              1997       1996         1995
==========================================================================
Balance at the Beginning
   of the Year                           $ 2,155    $   981       $1,597
  Additions                                1,785      3,338           93
  Amortization                              (359)      (458)        (360)
  Sales of Servicing Rights               (1,597)    (1,706)        (349)
-------------------------------------------------------------------------
Balance at the End of the Year           $ 1,984    $ 2,155       $  981
==========================================================================

NOTE 8 - SHORT-TERM BORROWINGS


At December 31, short-term borrowings were as follows:

(in thousands)                             1997          1996
==============================================================
Securities Sold Under
  Repurchase Agreements
   and Federal Funds Purchased         $345,430      $568,592
Other Short-Term Borrowings               1,861        33,843
--------------------------------------------------------------
  Total                                $347,291      $602,435
==============================================================


     The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)             1997        1996        1995
================================================================
Balance at December 31         $345,430    $568,592    $525,240
Average Balance During
  the Year                      464,662     496,117     450,243
Maximum Month-End Balance       515,937     583,499     531,788
Weighted Average Rate
  During the Year                  5.68%       5.59%       5.62%
Weighted Average Rate
  at December 31                   5.72%       5.73%       5.19%
================================================================


Securities sold under repurchase agreements at December 31, 1997, are detailed below by due date:

(dollars in thousands)                  Overnight  Less than 30 days  30-90 days  Over 90 days  Demand     Total
=================================================================================================================
  Mortgage-Backed Securities:
    Securities Sold:
      Carrying Value                      $68,153       $91,250        $112,965     $14,480      $  -   $286,848
      Market Value                         69,119        92,064         113,469      14,602         -    289,254
    Repurchase Borrowings                  69,094        89,553         107,603      14,680         -    280,930
    Average Borrowing Interest Rate          4.97%         5.87%           5.78%       6.15%        -%      5.63%
=================================================================================================================

NOTE 9 -LONG-TERM DEBT


Long-term debt consisted of Federal Home Loan Bank Advances of $469.1 million and $328.5 million at December 31, 1997 and 1996, respectively. The principal maturities of long-term debt at December 31, 1997, are presented below.

(in thousands)
=========================================
1998                             $163,500
1999                               93,950
2000                               49,250
2001                               24,000
2002                               61,000
After 2002                         77,377
-----------------------------------------
  Total                          $469,077
=========================================

     The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2016. These advances are composed of $319.1 million fixed rate advances with an average interest rate of 6.35% and $150.0 million variable rate advances with an average rate of 5.78%. These advances are collateralized by investment securities and certain real estate loans with carrying values of $257.2 million and $246.7 million, respectively, at December 31, 1997.

NOTE 10 - INCOME TAXES


The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)                              1997       1996       1995
=======================================================================
Current Income Tax Expense (Benefit):
  Federal                                $19,121    $12,527    $ 2,627
  State                                     (354)       391      2,074
-----------------------------------------------------------------------
    Total Current                         18,767     12,918      4,701
Deferred Income Tax Expense (Benefit)     (5,139)       750      6,787
-----------------------------------------------------------------------
Total Income Tax Expense                 $13,628    $13,668    $11,488
=======================================================================

     Tax expense (benefit) associated with investment securities gains/(losses) was $927 thousand in 1997, $2.2 million in 1996 and $(1.1) million in 1995.


     The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 1997 and 1996, are presented below.

                                            Deferred        Deferred
(in thousands)                               Assets        Liabilities
=======================================================================
1997:
Loan Loss Reserve Recapture                  $     -          $ 9,877
Reserve for Loan Loss                         12,901                -
Write-down of Property Held for Sale           1,453                -
Employee Benefits                              2,289                -
Deferred Gain on Sale/Leaseback                  437                -
Deferred State Tax Receivable                  2,820                -
Depreciation                                       -              113
Deferred Federal Tax Liability for
 State Receivable                                  -              987
Deferred Tax Liability on Unrealized
 Gains in Debt Securities                          -            3,096
Deferred Tax Liability on
 Security Transactions                             -              768
Mortgage Servicing Rights                          -              549
Capitalized Real Estate Owned Costs              516                -
Deferred Loan Fees                                 -            1,154
All Other                                        682            1,807
-----------------------------------------------------------------------
Total                                        $21,098          $18,351
=======================================================================
1996:
Loan Loss Reserve Recapture                  $     -          $ 9,998
Reserve for Loan Loss                         10,626                -
Write-down of Property Held for Sale           1,371                -
Employee Benefits                              2,373                -
Deferred Gain on Sale/Leaseback                  512                -
Deferred State Tax Receivable                  2,148                -
Depreciation                                       -              301
Deferred Federal Tax Liability for
 State Receivable                                  -              750
Deferred Tax Asset on Unrealized
 Losses in Debt Securities                       896                -
Deferred Tax Liability on
 Security Transactions                             -            1,933
Mortgage Servicing Rights                          -              491
Capitalized Real Estate Owned Costs              137                -
Deferred Loan Fees                                 -            1,237
All Other                                        513            2,220
-----------------------------------------------------------------------
Total                                        $18,576          $16,930
=======================================================================

      At December 31, 1997 and 1996, no valuation allowance was required with respect to deferred tax assets.


      The combined federal and state effective tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                        1997    1996    1995
=============================================================
Statutory Federal Income Tax Rate       35.0%   35.0%   35.0%
Increases (Decreases) in Tax Rate
  Resulting from:
  State and Local Income Taxes, Net
   of Federal Income Tax Benefit           -     2.4     3.8
  Tax Benefit of State Refund Claim        -    (1.3)      -
  Tax-Advantaged Income                 (1.6)   (1.2)   (1.4)
  Resolution of State Tax Issue            -       -    (1.3)
  Federal Benefit Due to Change
   in Deferred Tax Rate                    -       -     (.7)
  Disallowed Interest Expense              -       -      .1
  Employee Benefits                      (.4)    (.1)    (.1)
  Non-Deductible Merger Expenses         2.3       -       -
  Other                                    -     (.5)   (1.2)
-------------------------------------------------------------
Total Combined Effective Tax Rate       35.3%   34.3%   34.2%
=============================================================

NOTE 11 - STOCKHOLDERS' EQUITY

The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of 2.6 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") which does not require compensation expense to be recognized. In 1996, the Corporation elected to continue to apply APB No. 25 to account for the Option Plan. Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant, as such, the Option Plan is classified as a fixed stock option plan. Accordingly, no compensation expense has been recognized from 1997 through 1995.
     The Option Plan provides for the granting of nonqualified stock options to certain key employees and directors of Bankshares and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Vesting in the majority of options usually occurs immediately in 50% of the options granted with the remainder vesting in the subsequent year. The vesting provisions on the remaining options may be accelerated on the attainment of specific benchmarks related to the Corporation's performance.


      The following table presents a summarization of the activity related to the options for the periods indicated:

                                                                1997                   1996                      1995
----------------------------------------------------------------------------------------------------------------------------------
                                                        Common   Weighted Avg.   Common  Weighted Avg.    Common   Weighted Avg.
                                                        Shares  Exercise Price   Shares  Exercise Price   Shares  Exercise Price
==================================================================================================================================
Outstanding, January 1,                               2,263,614     $ 6.90      2,114,158     $ 4.63    2,191,798    $ 3.69
Granted                                                 166,798      19.81        514,154      15.16      248,624     11.08
Exercised                                              (720,638)      3.78       (346,896)      5.13     (324,060)     3.17
Cancelled or Expired                                     (6,446)     16.86        (17,802)      8.83       (2,204)     9.47
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,                             1,703,328     $ 9.43      2,263,614     $ 6.90    2,114,158    $ 4.63
==================================================================================================================================
Options Exercisable at Year-end                       1,273,480                 1,251,708               1,402,646
Weighted Average Fair Value of Options Granted
 During the Year                                                    $ 2.83                    $ 4.25                 $ 3.42
Options Available for Granting under the Option Plan    278,308                 1,492,766               1,894,860
----------------------------------------------------------------------------------------------------------------------------------


The table below provides information on the stock options outstanding at December 31, 1997:

                               Options Outstanding                         Options Exercisable
                      -----------------------------------------     -------------------------------
                                 Weighted      Weighted Average                     Weighted
Exercise Price       Common       Average        Remaining           Common          Average
    Range            Shares    Exercise Price  Contractual Life      Shares       Exercise Price
---------------------------------------------------------------------------------------------------
$ 1.72 - $ 9.68     616,006       $ 2.84             4.4             606,860         $ 2.72
 12.19 -  20.87     389,802         8.79             6.9             389,802           8.81
 21.12 -  25.93     136,174        12.05             8.4             136,174          12.13
 26.09 -  30.38     335,346        15.02             8.2               7,244          13.48
 31.66 -  38.51     210,400        18.23             9.0             126,400          17.89
 43.94 -  61.63      15,600        23.91             9.6               7,000          23.74
---------------------------------------------------------------------------------------------------
                  1,703,328       $ 9.43             6.6           1,273,480         $ 7.27
===================================================================================================


     The weighted average fair value of all of the options granted during 1997, 1996 and 1995 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                1997    1996    1995
---------------------------------------------------------------------
Dividend Yield                                 38.47%  14.64%  14.64%
Weighted Average Risk-free Interest Rate        5.72    6.31    5.47
Weighted Average Expected Volatility           22.18   21.18   21.18
Weighted Average Expected Life in Years            7       7       7
---------------------------------------------------------------------


     The provisions of SFAS No. 123 require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:

(in thousands, except per share data)         1997       1996       1995
=========================================================================
Net Income:
  As Reported                              $24,959    $26,188    $22,132
  Pro forma                                 24,473     25,361     21,541
Basic Earnings Per Share:
  As Reported                              $  1.10    $  1.18    $  1.02
  Pro forma                                   1.08       1.15       1.00
Diluted Earnings Per Share:
  As Reported                              $  1.06    $  1.12    $   .97
  Pro forma                                   1.04       1.09        .94
=========================================================================

      At the time of the Corporation's reorganization, a liquidation account was established by the Bank for the benefit of all eligible deposit account holders as of December 31, 1986 who maintain their accounts in the Bank subsequent to the reorganization. The liquidation account provides these deposit account holders with an interest in the retained earnings of the Bank prior to any distribution to stockholders in the sole event of a complete liquidation. The deposit account holders' interest in the liquidation account decreases as the related deposit account decreases and will never increase. The liquidation account does not restrict the use or application of stockholders' equity of the Bank except that the Bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if, as the result of such dividend or repurchase, the Bank's stockholders' equity would be less than the amount then required for the liquidation account. At December 31, 1997, the balance of the liquidation account was $11.2 million.

NOTE 12 - EMPLOYEE BENEFIT PLANS

PENSION PLAN

The Corporation's non-contributory defined benefit pension plan covers substantially all full-time employees with at least one year of service and provides monthly benefits upon retirement to participants based on average career earnings and length of service. During 1996 the Plan was amended effective January 1, 1996 to change the Plan into a Cash Balance Plan. Accrued benefits were converted to cash balances as of January 1, 1996 for the Plan participants. This change resulted in a reduction in the Plan expense during 1997 and 1996. The pension liability decreased accordingly at December 31, 1997 and 1996 as a result of the Plan change. The Corporation's policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Corporation deems appropriate. During 1996, the Corporation contributed $1.3 million to the plan assets.


     The following table sets forth the defined benefit plan's funded status at January 1:

(in thousands)                                1998       1997       1996
=========================================================================
Actuarial Present Value of Benefit
 Obligations:
  Accumulated Benefit Obligation,
   Including Vested Benefits of
   $18,321 - 1998; $16,268 - 1997;
   $15,391 - 1996                         $(20,729)  $(18,903)  $(17,610)
=========================================================================
Projected Benefit Obligation for
 Service Rendered to Date                 $(21,965)  $(19,861)  $(20,119)
Plan Assets at Fair Value                   26,825     23,353     19,560
-------------------------------------------------------------------------
Plan Assets in Excess of (Less than)
 Projected Benefit Obligation                4,860      3,492       (559)
Unrecognized Net Gain from
 Past Experience Different from
 that Assumed                               (3,547)    (2,340)      (695)
Unrecognized Net Asset Arising at
 Transition at January 1, 1988                (695)      (835)    (1,516)
Unrecognized Prior Service Cost             (1,713)    (1,902)      (248)
-------------------------------------------------------------------------
Accrued Pension Cost Included in
 Other Liabilities                        $ (1,095)  $ (1,585)  $ (3,018)
=========================================================================


     The actuarially estimated net pension cost for the year ended December 31 includes the following components:

(in thousands)                              1997       1996        1995
=========================================================================
Service Cost - Benefits Earned
 During the Year                          $  839     $  650     $ 1,115
Interest Cost on Projected Benefit
 Obligation                                1,502      1,447       1,407
Actual Return on Plan Assets              (4,666)    (3,693)     (4,529)
Net Amortization and
 Deferral of Loss                          1,987      1,492       2,825
  Net Pension Cost (Benefit) Included
   in Employee Benefits Expense           $ (338)    $ (104)    $   818
=========================================================================


     The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

                                               1998       1997      1996
=========================================================================
Rates Used in Determining
 Actuarial Present Value of Projected
 Benefit Obligation:
  Weighted Average Discount Rate                7.5%       8.0%      8.0%
  Expected Rate of Increase in
   Future Compensation Levels                   4.0%       4.0%      4.0%
Expected Long-Term Rate of Return
 on Plan Assets                                10.0%      10.0%     10.0%
=========================================================================

     Plan assets are primarily comprised of equity securities, and short-term and long-term debt securities. The unrecognized net asset arising at transition is being amortized over 15.6 years. The plan held no shares of the Corporation's common stock at December 31, 1997, 1996 and 1995.

RETIREMENT SAVINGS PLAN

The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. During 1996, the Corporation raised the maximum contribution of 50% of an employee's contribution up to 2% of the individual's salary to 75% and 4.5%, respectively. Contributions to this plan amounted to $1.1 million, $1.2 million and $548 thousand for the years ended December 31, 1997, 1996 and 1995, respectively.

POSTRETIREMENT BENEFITS

In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach retirement age may become eligible for these benefits, generally contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 1997 and 1996, this plan is unfunded.


     The following tables set forth the plan's funded status reconciled with amounts reported in the Corporation's financial statements at December 31:

(in thousands)                                       1997           1996
=========================================================================
Actuarial Present Value of Benefit
  Obligations (APBO):
  Accumulated Postretirement Benefit Obligation:
   Retirees                                       $  (642)       $  (761)
   Fully Eligible Active Plan Participants            (50)          (103)
   Other Active Plan Participants                    (368)          (338)
=========================================================================
    Total (APBO)                                   (1,060)        (1,202)
Plan Assets at Fair Value                               -              -
-------------------------------------------------------------------------
Accumulated Postretirement Benefit
 Obligation in Excess of Plan Assets               (1,060)        (1,202)
Unrecognized Net Gain                                (317)          (129)
Less: Unrecognized Transition Obligation              811            864
-------------------------------------------------------------------------
Accrued Postretirement Benefit Liability          $  (566)       $  (467)
=========================================================================


     The actuarially estimated net postretirement benefit cost for the year ended December 31:

(dollars in thousands)                            1997       1996       1995
=============================================================================
Service Cost-Benefits Earned During Year          $ 51       $ 58       $ 42
Interest Cost on Projected Benefit Obligation       75         88         85
Amortization of Transition Obligation               54         55         53
Amortization of Unrecognized Gain                  (17)         -         (8)
-----------------------------------------------------------------------------
Net Postretirement Benefit Cost
 Included in Employee Benefit Expense             $163       $201       $172
-----------------------------------------------------------------------------
Discount Rate Used in Determining the
 Actual Present Value of Accumulated
 Postretirement Benefit Obligation                 8.0%       8.0%       8.0%
-----------------------------------------------------------------------------

NOTE 13 - OFF-BALANCE SHEET RISK

In the normal course of business, the Bank offers various financial products to its customers to meet their credit and liquidity needs. These instruments involve, to varying degrees, elements of credit and market risk which may exceed any amount recognized in the financial statements. Risks that are inherent in normal banking services also exist in some of these financial instruments. Contract amounts of the instruments indicate the maximum exposure the Bank has in each class of financial instruments discussed in the following paragraphs. These commitments and contingencies are not reflected in the accompanying financial statements. Unless noted otherwise, the Bank does not require collateral or other securities to support financial instruments with credit risk.
     Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $467.7 million and $396.1 million at December 31, 1997 and 1996, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.
     The Bank is obligated under various recourse provisions related to sales of residential mortgage loans. The maximum potential recourse obligation was $13.3 million and $20.5 million at December 31, 1997 and 1996, respectively. No losses have been incurred under these recourse provisions. Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $32.9 million in 1997 and $38.7 million in 1996. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.
     The Bank enters into agreements for the delivery of securitized mortgage pools at a future date at a specified price or yield. The inability of counterparties to meet the terms of these contracts and movements in the value of securities and interest rates imposes risk on the Bank. Forward contracts aggregated $89.3 million and $46.4 million at December 31, 1997 and 1996, respectively. However management does not feel that any significant amounts are at risk with regard to these contracts.
     The Bank enters into various derivative financial instruments to manage its interest rate risk exposure (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/ corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $523 thousand at December 31, 1997, and $1.3 million at December 31, 1996.

     Notional amounts of interest rate swaps and interest rate floor/cap/corridor arrangements are detailed below by amounts outstanding, average interest rates/fees and market values at December 31, 1997 and 1996.


                                                         Average Interest Rate/Fee
                           Notional   Maturity    -------------------------------------                               Market
(dollars in thousands)      Amount      Date       Paid                Received                                       Value
=============================================================================================================================
1997
Interest Rate Swaps:
                           $ 20,000      1998      5.29%        3 month LIBOR (5.77%)                                  $   25
                             15,000      1998      6.96%        3 month LIBOR (5.91%)                                     (39)
                             20,000      1998      6.47%        3 month LIBOR (5.75%)                                     131
                             12,000      1998      6.49%        3 month LIBOR (5.75%)                                      87
                             20,000      1999      6.52%        3 month LIBOR (5.75%)                                     160
                             20,000      1999      6.52%        3 month LIBOR (5.75%)                                     168
                              9,583      1999      5.34%        3 month LIBOR (5.88%)                                      36
                             20,000      1999      6.58%        3 month LIBOR (5.91%)                                     172
                              9,167      1999      5.78%        3 month LIBOR (5.91%)                                       6
                              5,250      1999      6.84%        3 month LIBOR (5.81%)                                     (46)
                             20,000      1999      6.60%        3 month LIBOR (5.78%)                                     221
                             20,000      1999      6.61%        3 month LIBOR (5.78%)                                     234
                             20,000      1999      6.62%        3 month LIBOR (5.72%)                                     268
                             12,385      1999      6.01%        3 month LIBOR (5.81%)                                     (20)
                             20,000      1999      6.65%        3 month LIBOR (5.88%)                                     262
                             12,385      1999      6.14%        3 month LIBOR (5.88%)                                     (33)
                             20,000      1999      6.68%        3 month LIBOR (5.91%)                                     270
                              9,962      1999      6.35%        3 month LIBOR (5.78%)                                     (65)
                             20,000      1999      6.68%        3 month LIBOR (5.78%)                                     317
                              9,846      1999      6.45%        3 month LIBOR (5.78%)                                     (65)
                             11,076      1999      6.21%        3 month LIBOR (5.88%)                                     (40)
                             11,076      1999      6.31%        3 month LIBOR (5.91%)                                     (52)
                             20,000      1999      6.70%        3 month LIBOR (5.91%)                                     302
                             12,461      2000      6.01%        3 month LIBOR (5.72%)                                     (27)
                             10,385      2000      5.83%        3 month LIBOR (5.75%)                                       3
                              7,615      2000      5.95%        3 month LIBOR (5.91%)                                      (6)
                             15,000      2000      7.08%        3 month LIBOR (5.91%)                                     (371)
                              9,000      2000      7.19%        3 month LIBOR (5.91%)                                     (278)
                              8,461      2000      6.17%        3 month LIBOR (5.72%)                                      (36)
                              8,000      2002      6.08%        3 month LIBOR (5.91%)                                      (32)
                             15,000      2002      6.03%        3 month LIBOR (5.91%)                                      (31)
                             10,000      2002      6.25%        3 month LIBOR (5.90%)                                      (67)
                             10,000      2002      6.30%        3 month LIBOR (5.90%)                                      (88)

Interest Rate Floor/Cap/Corridor Arrangements:
        Corridor           $ 50,000      1998     $  80         3 month LIBOR (5.81%)> 6.63%, capped at 8.63%          $    14
        Corridor            100,000      1999       260         3 month LIBOR (5.81%)> 6.63%, capped at 8.63%               95
        Floor               100,000      1999       182         4 year Treasury Notes (5.80%), Strike Price of 6.8%      1,080
-------------------------------------------------------------------------------------------------------------------------------


                                                         Average Interest Rate/Fee
                           Notional   Maturity    -------------------------------------                               Market
(dollars in thousands)      Amount      Date       Paid                Received                                       Value
=============================================================================================================================
1996
Interest Rate Swaps:

                           $ 8,000       1998     5.38%         3 month LIBOR (5.50%)                                  $  33
                             8,000       1998     6.47%         3 month LIBOR (5.62%)                                    (93)
                            15,000       1998     6.96%         3 month LIBOR (5.62%)                                   (216)
                            20,000       1998     5.29%         3 month LIBOR (5.62%)                                     96
                             8,750       1999     6.84%         3 month LIBOR (5.53%)                                   (121)
                            14,769       1999     6.45%         3 month LIBOR (5.53%)                                   (131)
                            15,654       1999     6.35%         3 month LIBOR (5.62%)                                   (131)
                            16,501       1999     5.42%         3 month LIBOR (5.50%)                                     75
                            16,501       1999     5.78%         3 month LIBOR (5.94%)                                     12
                            16,615       1999     6.21%         3 month LIBOR (5.50%)                                    (79)
                            16,615       1999     6.31%         3 month LIBOR (5.94%)                                    (96)
                            17,249       1999     5.34%         3 month LIBOR (5.50%)                                     95
                            19,462       1999     6.01%         3 month LIBOR (5.53%)                                    (49)
                            19,462       1999     6.14%         3 month LIBOR (5.50%)                                    (79)
                             7,000       2000     5.90%         3 month LIBOR (5.50%)                                      6
                             9,000       2000     7.19%         3 month LIBOR (5.62%)                                   (310)
                            11,000       2000     5.95%         3 month LIBOR (5.62%)                                     19
                            15,000       2000     7.08%         3 month LIBOR (5.59%)                                   (408)
                            15,000       2000     6.45%         3 month LIBOR (5.50%)                                   (138)
                            15,000       2000     5.83%         3 month LIBOR (5.53%)                                     20
                            18,000       2000     6.01%         3 month LIBOR (5.63%)                                    (34)
                            10,000       2000     6.56%         3 month LIBOR (5.50%)                                   (105)
Interest Rate Floor/Cap/Corridor Arrangements:
        Corridor          $ 50,000       1997     $850          3 month LIBOR (5.50%)> 4%, capped at 6%               $  129
        Corridor            50,000       1997      760          3 month LIBOR (5.59%)> 4%, capped at 6%                  192
        Corridor            50,000       1998      315          3 month LIBOR (5.63%)> 6.62%, capped at 8.62%            138
        Corridor           100,000       1999      768          3 month LIBOR (5.63%)> 6.62%, capped at 8.62%            437
        Floor              100,000       1997      390          4 year Treasury Notes (6.03%), Strike Price of 6.8%      649
        Floor              100,000       1999      780          4 year Treasury Notes (6.03%), Strike Price of 6.8%    1,410
-----------------------------------------------------------------------------------------------------------------------------

     For the year ended December 31, 1997, $39.0 million of the interest rate swaps hedged the exposure that the securities available for sale had to declining market values as a result of increasing interest rates. Additionally, remaining swaps of $149.7 million and $275.0 million were utilized to hedge the interest rate risk inherent in short-term borrowings and callable brokered certificates of deposit, respectively. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.

     The following is an analysis of the activity with regards to interest rate swaps and interest rate floor/cap/corridor arrangements for the years ended December 31, 1997, 1996 and 1995, respectively.

                                               Notional Amount
                                    -------------------------------------
                                                        Interest Rate
                                     Interest Rate   Floor/Cap/Corridor
(in thousands)                           Swaps          Arrangements
====================================================================
Balance, January 1, 1995              $ 184,000         $ 490,000
New Contracts                           134,500           150,000
Expired Contracts                        (1,750)         (100,000)
Terminated Contracts                   (161,500)                -
--------------------------------------------------------------------
Balance, December 31, 1995              155,250           540,000
New Contracts                           295,500                 -
Expired Contracts                      (104,172)          (90,000)
Terminated Contracts                    (34,000)                -
--------------------------------------------------------------------
Balance, December 31, 1996              312,578           450,000
New Contracts                           748,500                 -
Expired Contracts                       (72,759)         (200,000)
Terminated Contracts                   (524,667)                -
--------------------------------------------------------------------
Balance, December 31, 1997            $ 463,652         $ 250,000
====================================================================

     At December 31, 1997, the Corporation had deferred gains of $1.4 million and deferred losses of $2.8 million related to terminated contracts. These deferred gains and losses will be amortized over 3.3 and 1.5 years, respectively.
     The Corporation had deferred gains of $324 thousand and deferred losses of $6.0 million related to terminated contracts which were amortized as a yield adjustment over .3 and 1.6 years, respectively, at December 31, 1996.
     The notional maturities of the interest rate swaps and interest rate floor/cap/corridor arrangements at December 31, 1997, are presented below.


                                            Notional Amount
                                  -----------------------------------
                                                    Interest Rate
                                  Interest Rate   Floor/Cap/Corridor
(in thousands)                        Swaps         Arrangements
======================================================================
1998                                $ 67,000         $ 50,000
1999                                 290,730          200,000
2000                                  62,922                -
2001                                       -                -
2002                                  43,000                -
-----------------------------------------------------------------------
 Total                              $463,652         $250,000
=======================================================================

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

NOTE 14 - CONCENTRATIONS OF CREDIT RISK

The Corporation's investment portfolio contains mortgage-backed securities amounting to $885.5 million and $901.0 million at December 31, 1997 and 1996, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.
     Construction and mortgage loan receivables from real estate developers represent $321.9 million and $398.8 million of the total loan portfolio at December 31, 1997 and 1996, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.

NOTE 15 - OTHER NON-INTEREST INCOME AND EXPENSE


The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)                                1997      1996       1995
=======================================================================
Other Non-Interest Income:
  Other Loan Fees                          $ 2,147   $ 1,872    $ 1,208
  Interest Income on Tax Refund                  -         -      5,796
  Other Non-Interest Income                  4,543     5,251      1,977
-----------------------------------------------------------------------
    Total Other Non-Interest Income        $ 6,690   $ 7,123    $ 8,981
=======================================================================
Other Non-Interest Expense:
  Advertising and Promotion                $ 5,678   $ 5,986    $ 5,562
  Communication and Postage                  3,693     3,861      3,050
  Printing and Supplies                      2,277     2,351      2,032
  Regulatory Fees                            1,016     1,699      3,095
  Professional Services                      2,762     3,000      2,621
  Other Non-Interest Expense                 8,537     7,709      6,858
-----------------------------------------------------------------------
    Total Other Non-Interest Expense       $23,963   $24,606    $23,218
=======================================================================

NOTE 16 - EARNINGS PER SHARE

The Corporation adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 requires the Corporation to change the method of computing, presenting and disclosing earnings per share information. Accordingly, all prior period data presented has been restated to conform to the provisions of SFAS No. 128. Under the revised provisions of the new standard, primary earnings per share has been replaced with basic earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Additionally, under the standard, diluted earnings per share replaces fully diluted earnings per share from prior years. This computation reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. In addition to the data being restated to conform to the provisions of SFAS No. 128, all prior period data has also been restated to provide for the effects of the stock dividend issued and the 2 for 1 stock split, the acquisition consummated during 1997 and the split in February, 1998.
     The following table presents a summary of per share data and amounts for the periods indicated:


(dollars in thousands, except per share data)
------------------------------------------------------------------------------------------------------
                                 Qualifying      Basic      Basic   Dilutive    Diluted      Diluted
Year Ended December 31,          Net Income    EPS Shares    EPS     Shares    EPS Shares      EPS
======================================================================================================
1995                              $22,132        21,670     $1.02    1,186       22,856       $0.97
1996                              $26,188        22,188     $1.18    1,140       23,328       $1.12
1997                              $24,959        22,664     $1.10      906       23,570       $1.06
======================================================================================================

NOTE 17 - REGULATORY CAPITAL

The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1997, the Corporation exceeds all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it would result in regulatory actions which could have a material impact on the Corporation.
     The minimum regulatory guidelines for total capital and tier 1 capital to risk-weighted assets are 8% and 4%, respectively. Guidelines for the leverage ratio require the ratio of tier 1 capital to average assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. The table below presents the various components used to calculate the capital adequacy ratios.


                                           December 31,
---------------------------------------------------------
(dollars in thousands)               1997           1996
=========================================================
Qualifying Capital
Tier 1 Capital                 $  265,199     $  240,077
Total Capital                     302,060        270,438
Risk-Weighted Assets            2,949,890      2,584,260
Quarterly Average Assets        3,756,348      3,449,616

RATIOS

Leverage Capital                     7.06%          6.96%
Tier 1 Capital                       8.99           9.29
Total Capital                       10.24          10.46


NOTE 18 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments," requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where practicable, in an effort to provide financial statement users with information in making rational investment and credit decisions.
     To estimate the fair value of each class of financial instrument the Corporation applied the following methods using the indicated assumptions:

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


The estimated fair values of the Corporation's financial instruments at December
31 are as follows:

                                                        1997                        1996
--------------------------------------------------------------------------------------------------
                                              Carrying        Fair          Carrying      Fair
(in thousands)                                 Amount         Value          Amount       Value
==================================================================================================
Assets:
  Cash and Due From Banks                   $   68,580     $   68,580     $   70,132  $   70,132
  Short-Term Investments                           350            350         11,366      11,366
  Mortgage Loans Held for Sale                  66,925         67,024         35,356      35,378
  Securities Available for Sale                983,241        983,241        968,154     968,154
  Securities Held to Maturity                                                 86,237      86,464
  Loans, Net of Allowance                    2,664,207      2,764,821      2,217,512   2,260,124
Liabilities:
  Deposits                                  $2,754,515     $2,761,008     $2,286,144  $2,295,814
  Short-Term Borrowings                        347,291        347,511        602,435     602,957
  Long-Term Debt                               469,077        471,406        328,517     330,809
Recognized Derivative Financial Instruments:
  Interest Rate Floors                      $      182     $    1,080     $      483  $    2,059
  Interest Rate Corridors                          340            109            768         896
Unrecognized Financial Instruments:
  Interest Rate Swaps                               --          1,366             --      (1,634)
  Commitments to Extend Credit              $       --     $       41     $       --  $      175
==================================================================================================
These fair value disclosures are made solely to comply with the requirements of SFAS No. 107.
The calculations represent estimates and do not represent the underlying value of the Corporation.
The information presented is based on fair value calculations and market quotes as of December 31,
1997 and 1996. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

NOTE 19 -- PARENT COMPANY FINANCIAL INFORMATION


The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

STATEMENT OF INCOME

                                          Year Ended December 31,
--------------------------------------------------------------------
(in thousands)                         1997       1996        1995
====================================================================
Interest Income From
 Bank Subsidiary                    $   225    $    81     $   105
Dividend Income From
 Bank Subsidiary                      8,460      6,060       4,410
--------------------------------------------------------------------
  Total Income                        8,685      6,141       4,515
--------------------------------------------------------------------
Operating Expenses                    2,863        505         970
--------------------------------------------------------------------
Income Before Income Taxes
 and Equity in Undistributed
 Income of Bank Subsidiary            5,822      5,636       3,545
Income Tax Benefit                      (43)      (144)       (297)
--------------------------------------------------------------------
                                      5,865      5,780       3,842
Equity in Undistributed Income
 of Bank Subsidiary                  19,094     20,408      18,290
--------------------------------------------------------------------
Net Income                          $24,959    $26,188     $22,132
====================================================================

STATEMENT OF CONDITION

                                                                December 31,
--------------------------------------------------------------------------------
(in thousands)                                         1997                1996
================================================================================
ASSETS
Interest-Bearing Deposit with Bank Subsidiary      $    254            $  2,153
Investment in Bank Subsidiary                       266,071             236,372
Other Assets                                          4,325                 716
--------------------------------------------------------------------------------
  Total Assets                                     $270,650            $239,241
================================================================================

LIABILITIES
Other Liabilities                                  $    468            $    443
--------------------------------------------------------------------------------
  Total Liabilities                                     468                 443
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock                                         23,513              21,915
Capital Surplus                                     130,963             109,132
Retained Earnings                                   113,463             111,614
Unrealized Gain (Loss) on Debt Securities
 of Bank Subsidiary                                   4,733              (1,373)
Treasury Stock at Cost                               (2,490)             (2,490)
--------------------------------------------------------------------------------
  Total Stockholders' Equity                        270,182             238,798
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity         $270,650            $239,241
================================================================================

STATEMENT OF CASH FLOWS


                                                Year Ended December 31,
--------------------------------------------------------------------------
(in thousands)                               1997       1996        1995
==========================================================================
Operating Activities:
  Net Income                             $ 24,959   $ 26,188    $ 22,132
  Adjustments to Reconcile
   Net Income to Net Cash
   Provided (Used) by
   Operating Activities:
      Equity in Undistributed
        Income from
        Bank Subsidiary                   (19,094)   (20,408)    (18,290)
      Other Operating Activities           (3,583)         7        (316)
--------------------------------------------------------------------------
    Total Adjustments                     (22,677)   (20,401)    (18,606)
--------------------------------------------------------------------------
  Net Cash Provided by
   Operating Activities                     2,282      5,787       3,526
--------------------------------------------------------------------------
Investing Activities:
  Investment in Bank Subsidiary            (4,500)    (4,000)     (3,800)
--------------------------------------------------------------------------
  Net Cash Used by
   Investing Activities                    (4,500)    (4,000)     (3,800)
--------------------------------------------------------------------------
Financing Activities:
  Issuance of Common Stock                  8,824      4,355       5,221
  Cash Dividends on Common Stock           (8,505)    (6,281)     (4,301)
--------------------------------------------------------------------------
  Net Cash Provided (Used) by
   Financing Activities                       319     (1,926)        920
--------------------------------------------------------------------------
Increase (Decrease) in Cash
 and Cash Equivalents                      (1,899)      (139)        646
  Cash and Cash Equivalents
   at Beginning of Year                     2,153      2,292       1,646
--------------------------------------------------------------------------
Cash and Cash Equivalents
  at End of Year                          $   254   $  2,153    $  2,292
==========================================================================
Supplemental Disclosures
--------------------------------------------------------------------------
Income Taxes Paid (Received)              $   187   $   (158)   $   (209)
Stock Dividend                             14,605     17,295      12,150

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The text and tables under "Election of Directors" in the Corporation's 1998 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The text and tables under "Compensation of Officers and Directors" in the Corporation's 1998 Proxy Statement is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The text and tables under "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's 1998 Proxy Statement are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The text under "Certain Transactions with Management" in the Corporation's 1998 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The Consolidated Financial Statements of Provident
        Bankshares Corporation and Subsidiaries are included
        in Item 8.
(a) (2) Financial statement schedules--none applicable
        or required.
(a) (3) Exhibits
            The following is an index of the exhibits included in this report:
            (3.1)   Articles of Incorporation of Provident Bankshares
                    Corporation.(1)
            (3.2)   By-Laws of Provident Bankshares Corporation, as amended.(3)
            (4.1)   Stockholder Protection Right Agreement.(3)
            (10.1)  1994 Supplemental Executive Incentive Plan of Provident
                    Bank of Maryland.(3)
            (10.2)  Supplemental Executive Retirement Income Plan of Provident
                    Bank of Maryland.(4)
            (10.3)  Amended and restated Stock Option and Appreciation Rights
                    Plan of Provident Bankshares Corporation.(5)
            (10.4)  Form of Change in Control Agreement between Provident
                    Bankshares Corporation and Certain Executive Officers.(2)
            (10.5)  Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers.(2)
            (11)    Statement re: Computation of Per Share Earnings.(6)
            (21)    Subsidiaries of Provident Bankshares Corporation.(6)
            (23)    Consents of Independent Accountants.(6)
            (24)    Power of Attorney.(6)
            (27)    Financial Data Schedule.(6)
(b) No reports on Form 8-K were filed by the Corporation in the last quarter of 1997.
(1) Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
(2) Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(3) Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(4) Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.
(5) Incorporated by reference from the Registrant's definitive 1995 Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.
(6) Filed herewith.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      PROVIDENT BANKSHARES CORPORATION
                                      (Registrant)

January 30, 1998                      BY:  /s/Carl W. Stearn
                                         -----------------------------------
                                         Carl W. Stearn
                                         Chairman of the Board and
                                         Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


                                      Principal Executive Officer:

January 30, 1998                      BY:/s/Carl W. Stearn
                                         -----------------------------------
                                         Carl W. Stearn
                                         Chairman of the Board and
                                         Chief Executive Officer


                                      Principal Financial Officer:

January 30, 1998                      BY:/s/James R. Wallis
                                         -----------------------------------
                                         James R. Wallis
                                         Executive Vice President


January 30, 1998                      Principal Accounting Officer

                                      BY: /s/ R. Wayne Hall
                                          ----------------------------------
                                          R. Wayne Hall
                                          Treasurer

                                 A Majority of the Board of Directors*
                                 Robert B. Barnhill, Jr., Melvin A. Bilal,
                                 Dr. Calvin W. Burnett, Ward B. Coe, III,
                                 Charles W. Cole, Jr., M. Jenkins Cromwell, Jr., Pierce B. Dunn, Enos K. Fry,
                                 Herbert W. Jorgensen, Mark K. Joseph,
                                 Barbara B. Lucas, Peter M. Martin,
                                 Frederick W. Meier, Jr.,
                                 Sister Rosemarie Nassif, Francis G. Riggs,
                                 Sheila K. Riggs, Carl W. Stearn

January 30, 1998                      *BY /s/ R. Wayne Hall
                                          ----------------------------------
                                          R. Wayne Hall
                                          Attorney-in-fact