Form 10-Q
period 1998-03-31
PROVIDENT BANKSHARES CORP
filed 1998-05-14
CIK 818969

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   ----------


                                   FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d) of

                      The Securities Exchange Act of 1934



For Quarterly Period Ended                          Commission File Number
     March 31, 1998                                        0-16421


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           Maryland                                        52-1518642
--------------------------------                           ----------
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


                                (410) 277-7000
           ---------------------------------------------------------
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

Common Stock, par value $1.00 per share, 23,325,222 shares outstanding at May 4, 1998.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                       Page
PART I - FINANCIAL INFORMATION                                         ----


Item 1.   Financial Statements


          Consolidated Statement of Condition--
          March 31, 1998 and 1997 and  December 31, 1997                3

          Consolidated Statement of Income--
          Three Months Ended March 31, 1998 and 1997                    4

          Consolidated Statement of Cash Flows--
          Three Months Ended March 31, 1998 and 1997                    5

          Notes to Consolidated Financial Statements                    6


Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition              9

Item 3.   Quantitative and Qualitative Disclosures About
          Market Risk                                                  11

PART II - OTHER INFORMATION                                            12

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

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


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                   March 31,    December 31,      March 31,
(dollars in thousands)                                                  1998            1997           1997
---------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                          $    67,057     $    68,580     $     73,876
Short-Term Investments                                                   233             350            1,525
Mortgage Loans Held for Sale                                         118,600          66,925           39,397
Securities Available for Sale                                        989,372         983,241        1,056,449
Securities Held to Maturity (Market Value
$87,331 at March 31, 1997)                                                 -               -           87,618
Loans:
Consumer                                                           1,786,782       1,667,094        1,266,110
Commercial Business                                                  300,673         288,289          304,343
Real Estate -- Construction                                          117,784         125,080          124,922
Real Estate -- Mortgage                                              583,135         620,605          614,370
---------------------------------------------------------------------------------------------------------------
Total Loans                                                        2,788,374       2,701,068        2,309,745
Less:  Allowance for Loan Losses                                      37,769          36,861           30,858
---------------------------------------------------------------------------------------------------------------
Net Loans                                                          2,750,605       2,664,207        2,278,887
---------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                           37,465          37,402           36,832
Accrued Interest Receivable                                           32,623          31,032           24,957
Other Assets                                                          28,939          75,002           39,698
---------------------------------------------------------------------------------------------------------------
Total Assets                                                     $ 4,024,894     $ 3,926,739     $  3,639,239
===============================================================================================================
LIABILITIES
Deposits:
                 Noninterest-Bearing                             $   215,244     $   196,178     $    188,424
Interest-Bearing                                                   2,664,617       2,558,337        2,246,134
--------------------------------------------------------------------------------------------------------------
Total Deposits                                                     2,879,861       2,754,515        2,434,558
--------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                334,307         347,291          607,056
Long-Term Debt                                                       488,297         469,077          325,744
Other Liabilities                                                     42,374          85,674           30,763
--------------------------------------------------------------------------------------------------------------
Total Liabilities                                                  3,744,839       3,656,557        3,398,121
--------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 30,000,000 Shares,
Issued 23,537,844,  23,284,896 and 21,922,126  Shares;
at March 31, 1998, December 31, 1997 and March 31, 1997               23,538          23,285           21,922
Capital Surplus                                                      135,079         131,191          111,387
Retained Earnings                                                    119,885         113,463          117,750
Net Accumulated Other Comprehensive Income                             4,043           4,733           (7,451)
Treasury Stock at Cost - 228,066 Shares                               (2,490)         (2,490)          (2,490)
--------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                           280,055         270,182          241,118
--------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                       $ 4,024,894    $  3,926,739     $  3,639,239
==============================================================================================================

These financial statements should be read in conjunction with the accompanying notes.

                                        3


CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries


                                                             Three Months Ended
                                                                   March 31,
-------------------------------------------------------------------------------------
(in thousands, except per share data)                       1998             1997
-------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                             $  56,080         $ 46,652
Interest on Securitites                                   16,679           17,778
Tax-Advantaged Interest                                      883            1,948
Interest on Short-Term Investments                            54              110
-------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                  73,696           66,488
-------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                      30,047           23,550
Interest on Short-Term Borrowings                          4,610            8,480
Interest on Long-Term Debt                                 7,299            4,903
-------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                 41,956           36,933
-------------------------------------------------------------------------------------
  NET INTEREST INCOME                                     31,740           29,555
Less: Provisions for Loan Losses                           2,975              834
-------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     28,765           28,721
-------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                        6,258            5,517
Mortgage Banking Activities                                1,584            2,178
Commissions and Fees                                       1,184              947
Net Securities Gains                                       1,209               71
Other Non-Interest Income                                  2,533            1,625
-------------------------------------------------------------------------------------
  TOTAL NON-INTEREST INCOME                               12,768           10,338
-------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                            14,357           13,747
Occupancy Expense, Net                                     2,482            2,394
Furniture and Equipment Expense                            1,910            1,808
External Processing Fees                                   3,258            2,898
Other Non-Interest Expense                                 5,614            5,955
-------------------------------------------------------------------------------------
  TOTAL NON-INTEREST EXPENSE                              27,621           26,802
-------------------------------------------------------------------------------------
INCOME BEFORE TAXES                                       13,912           12,257
Income Tax Expense                                         4,607            4,328
-------------------------------------------------------------------------------------
Net Income                                             $   9,305         $  7,929
-------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
  Net Income -- Basic                                  $     .40         $    .35
  Net Income -- Diluted                                      .38              .34
-------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS

Provident Bankshares Corporation and Subsidiaries

                                                                             Three Months Ended
                                                                                  March 31,
-----------------------------------------------------------------------------------------------------
(in thousands)                                                              1998              1997
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
 Net Income                                                            $   9,305         $   7,929
 Adjustments to Reconcile Net Income to
  Net Cash Provided (Used) by Operating Activities:
    Depreciation and Amortization                                          5,237             2,654
    Provision for Loan Losses                                              2,975               834
    Provision for Deferred Income Tax Benefit                             (1,214)             (613)
    Realized Net Securities Gains                                         (1,209)              (71)
    Loans Originated or Acquired and Held for Sale                      (192,134)          (71,648)
    Proceeds from Sales of Loans                                         141,068            68,724
    Gain on Sales of Loans                                                  (609)             (569)
    Other Operating Activities                                             2,167              (352)
-----------------------------------------------------------------------------------------------------
 Total Adjustments                                                       (43,719)           (1,041)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (34,414)            6,888
-----------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
 Principal Collections and Maturities of Securities Available for Sale    54,366            36,142
 Principal Collections and Maturities of Securities Held to Maturity          --               878
 Proceeds on Sales of Securities Available for Sale                      139,899            19,328
 Purchases of Securities Held to Maturity                                     --            (2,262)
 Purchases of Securities Available for Sale                             (200,965)         (154,052)
 Loan Originations and Purchases Less Principal Collections              (91,611)          (61,925)
 Purchases of Premises and Equipment                                      (1,755)           (1,823)
-----------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                   (100,066)         (163,714)
-----------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
 Net Increase in Deposits                                                125,346            148,414
 Net Increase (Decrease) in Short-Term Borrowings                        (12,984)             4,621
 Proceeds from Long-Term Debt                                             50,000             35,000
 Payments and Maturities of Long-Term Debt                               (30,780)           (37,773)
 Issuance of Common Stock                                                  4,141              2,262
 Cash Dividends on Common Stock                                           (2,883)            (1,795)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                132,840            150,729
-----------------------------------------------------------------------------------------------------
DECREASE IN CASH AND CASH EQUIVALENTS                                     (1,640)            (6,097)
 Cash and Cash Equivalents at Beginning of Year                           68,930             81,498
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  67,290         $   75,401
=====================================================================================================

SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                               $  22,413         $   17,830
Income Taxes Paid                                                             37                 29

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
MARCH 31, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's (the "Corporation") Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 19, 1998.

NOTE B - PER SHARE INFORMATION


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

                                                                 March 31,
-------------------------------------------------------------------------------------
(dollars in thousands, except per share data)              1998            1997
-------------------------------------------------------------------------------------
Qualifying Net Income                                    $ 9,305         $  7,929
Basic EPS Shares                                          23,176           22,563
Basic EPS                                                    .40              .35
-------------------------------------------------------------------------------------
Dilutive Shares                                            1,183              798
Diluted EPS Shares                                        24,359           23,361
Diluted EPS                                                  .38              .34
-------------------------------------------------------------------------------------

NOTE C - INVESTMENT SECURITIES

      The Corporation's investment portfolio is divided among three categories: securities held to maturity, securities available for sale and trading account securities. Debt securities that the Corporation has the intent and ability to hold to maturity are included in securities held to maturity and, accordingly, are carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities available for sale are reported at fair value with any unrealized appreciation or depreciation in value reported, net of applicable taxes, directly as a separate component of stockholders' equity as accumulated other comprehensive income and therefore, has no effect on the financial results of the Corporation's operations.


        The aggregate amortized cost and market values of the investment securities portfolio at March 31 were as follows:


                                                                   March 31, 1998
                                    ----------------------------------------------------------------------
                                                              Gross              Gross
                                          Amortized         Unrealized         Unrealized          Market
(in thousands)                              Cost              Gains              Losses            Value
----------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations             $   38,276        $     40            $      9          $   38,307
Mortage-Backed Securities                  903,920           7,796               1,397             910,319
Municipal Securities                        21,039             464                  11              21,492
Other Debt Securities                       19,448              12                 206              19,254
----------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale   $  982,683        $  8,312            $  1,623          $  989,372
----------------------------------------------------------------------------------------------------------

                                                                   March 31, 1997
                                    ----------------------------------------------------------------------
                                                              Gross              Gross
                                          Amortized         Unrealized         Unrealized          Market
(in thousands)                              Cost              Gains              Losses            Value
----------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations             $   76,363       $      56            $  1,490         $   74,929
Mortage-Backed Securities                  943,463           3,528              14,231            932,760
Municipal Securities                        18,878             222                 396             18,704
Other Debt Securities                       30,028              61                  33             30,056
----------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    1,068,732           3,867              16,150          1,056,449
----------------------------------------------------------------------------------------------------------

SECURITIES HELD TO MATURITY
U.S. Treasury and Government
  Agencies and Corporations                 53,119             433                 127             53,425
Mortage-Backed Securities                   34,499              21                 614             33,906
----------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity         87,618             454                 741             87,331
----------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio   $1,156,350       $   4,321           $  16,891         $1,143,780
----------------------------------------------------------------------------------------------------------

      At March 31, 1998 a net unrealized gain of $4.0 million was reflected as Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized gain of $4.7 million at December 31, 1997. For details regarding investment securities at December 31, 1997, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 19, 1998.

NOTE D - SERVICING ASSETS

      Effective January 1, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At March 31, 1998 no valuation allowance was required.


     The following is an analysis of servicing asset balance, net of accumulated amortization, during the period ended March 31, 1998:

                                                              March 31,
(in thousands)                                                    1998
-----------------------------------------------------------------------
Balance at January 1, 1998                                      $1,984
Additions                                                        2,011
Amortization                                                       179
Sales of Servicing Assets                                            8
-----------------------------------------------------------------------
Balance at March 31, 1998                                       $3,808
-----------------------------------------------------------------------

NOTE E - CONTINGENT LIABILITIES

      In April 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland ("Provident" or the "Bank") had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NOTE F - COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS No. 130"). SFAS No. 130 establishes requirements for the disclosure of comprehensive income in interim financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For the Corporation, nonowner equity changes are comprised of unrealized gains or losses on debt securities that will be accumulated with net income in determining comprehensive income. This statement does not impact the historical financial results of the Corporation's operations and is effective for years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard did not have an impact on the Corporation's results of operations. Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.

                                                                        Three Months Ended March 31,
-----------------------------------------------------------------------------------------------------
(in thousands)                                                              1998            1997
-----------------------------------------------------------------------------------------------------
Net Income                                                               $  9,305        $   7,929
Other Comprehensive Income:
  Unrealized Holding Gains (Losses) During the Period                          66           (9,967)
  Less:  Reclassification Adjustment for Gains Included in Net Income      (1,209)             (71)
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                     (1,143)         (10,038)
Income Tax Benefit Related to Items of Other Comprehensive Income             453            3,960
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                        (690)          (6,078)
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                                     $  8,615        $   1,851
-----------------------------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended March 31, 1998 of $9.3 million or $.40 per share basic and $.38 diluted. This represented a 17.4% increase in net income over the same period a year ago. Net income for the quarter ended March 31, 1997 was $7.9 million or $.35 per share basic or $.34 diluted. The higher earnings in 1998 were mainly due to loan growth, increased fee income and controlled operating expenses. Average consumer loans outstanding grew $486 million as total average loans increased 21% to $2.72 billion. Increase in non-interest income was driven by a 15% increase in fee based services on higher account volume. Even with higher account volume and continued investment in business initiatives, operating expenses were controlled to a 3.1% growth rate. There was a $2.1 million increase in the provision for loan losses during the quarter with net charge-offs of $2.1 million. The increase in provision is mainly related to the growth in loans.

NET INTEREST INCOME

      Growth in average earning assets offset in part by a higher cost of liabilities raised tax-equivalent net interest income to $32.0 million for the first quarter of 1998, a $2.3 million increase over the prior year.
      Provident's interest income on earning assets rose $7.3 million from the first quarter of 1997, the result of a $378 million expansion in average earning asset balances. Growth in total average earning assets was provided by increases of $486 million in consumer loans and $12.4 million in commercial construction loans as well as a $35.6 million increase in mortgage loans held for sale. Investments decreased $123 million, residential construction $13.4 million, real estate mortgage loans $11.6 million and commercial business loans $8.2 million. The yield remained relatively flat at 7.90% versus 7.91%.
      Total interest expense for the first quarter of 1998 was $5.0 million above a year ago, the combined result of an increase of 16 basis points in the average rate paid and a $308 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $319 million in matched maturity brokered deposits, $83 million in money market certificates of deposit, $36 million in interest-bearing demand/money market deposits and $64 million in individual retirement account deposits. Savings and direct certificates of deposit declined $8 million and $73 million, respectively. Borrowed money declined $113 million.
      As a result of off-balance sheet transactions undertaken to insulate the Bank from interest rate risks, interest income increased by $90 thousand and interest expense increased by $310 thousand, for a total decrease of $220 thousand in net interest income for the quarter ended March 31, 1998. Included in this net interest income decrease was the amortization of closed positions which reduced interest income by $54 thousand and increased interest expense by $611 thousand (a net decrease of $665 thousand) for the current quarter. Without the amortization of closed positions, off-balance sheet positions increased net interest income $445 thousand for the current quarter.
      The forward yield curve indicates that short-term rates will increase 10 basis points and long-term rates will increase 5 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its March 31, 1998 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $912 thousand over the next twelve months. This compares to an increase in net interest income of $645 thousand should interest rates remain unchanged. Amortization of closed positions will reduce net interest income $1.55 million over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $2.5 million over the next twelve months if the forward yield curve assumptions occur and $2.2 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $3.0 million provision for loan losses for the quarter, with net charge-offs of $2.1 million for the first quarter of 1998 compared to $337 thousand for the same period of 1997. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1998 was $37.8 million, up from $30.9 million a year ago. At March 31, 1998, the allowance represented 1.35% of total loans and 264% of non-performing loans. Total non-performing loans were $14.3 million at March 31, 1998. Consumer loans and any uncollected accrued interest are generally charged-off at 120 days past due. Non-performing loans as a percent of loans outstanding as of March 31, 1998 were .51%.

      In April 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NON-INTEREST INCOME

      Non-interest income totaled $12.8 million in the first quarter of 1998 compared to $10.3 million in 1997. This increase was driven by a $1.2 million net securities gain and $441 thousand gain from the sale of real estate. Deposit service fees continued their upward trend, increasing 13% over the prior year. Loan fees increased 98% and other commissions and fees increased 25% all from increased account volume. Income from Provident Investment Center increased 8% generating $608 thousand in fee income. Fees from mortgage banking activities declined $600 thousand as a result of closing several retail sales offices and a shift in strategy to a more indirect origination business.

NON-INTEREST EXPENSE

      First quarter non-interest expense was $27.6 million, compared to $26.8 million for the same period last year. Salaries and benefits increased $610 thousand mainly related to merit increases. Occupancy costs increased $88 thousand over last year and furniture and equipment expense increased $102 thousand. These increases were required by branch network expansion and upgrades of technology. External processing fees increased $360 thousand due to increased account volume. All other expenses decreased a total of $341 thousand mainly associated with a $292 thousand decrease in legal and consulting fees.

INCOME TAXES

      Provident recorded income tax expense of $4.6 million on income before taxes of $13.9 million, an effective tax rate of 33.1%. During the first quarter of 1997, Provident's tax expense was $4.3 million on pre-tax income of $12.3 million, an effective tax rate of 35.3%. The decrease in the effective tax rate is primarily due to lower state income tax expense.

FINANCIAL CONDITION

      Total assets of the Corporation increased $98 million from December 31, 1997 to March 31, 1998 as loan balances increased $87 million. Consumer loans were up $120 million and commercial business loans were up $12.4 million from December 31, 1997. Real estate construction loans declined $7.3 million and real estate mortgage loans $37.5 million. Total deposits ended the quarter at $2.88 billion, an increase of $125 million over the December 31, 1997 level. Non-interest bearing deposits increased $19.1 million from December 31, 1997 while interest bearing deposits increased $106 million. Borrowings increased $6.2 million from December 31, 1997 ending the quarter at $823 million.
      The primary sources of liquidity at March 31, 1998 were loans held for sale and investments available for sale, which totaled $1.1 billion. This represents 30% of total liabilities compared to 29% at December 31, 1997.
      At quarter-end, the leverage ratio was 7.05% and total stockholders' equity represented 10.24% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies. In the second quarter of 1998 the Corporation issued $40 million of 8.29% corporation obligated mandatory redeemable capital securities which mature in 2028. These securities qualify as capital for regulatory purposes and will be used for general corporate purposes.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 1997, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 19, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 1998.

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

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) The exhibits filed as part of this report are listed below:

            (3.1) Articles of Incorporation of Provident Bankshares
                  Corporation.*
            (3.2) Bylaws of Provident Bankshares Corporation, as amended.**
            (4)   Stockholder Protection Rights Agreement.**
            (11)  Statement re: Computation of Per Share Earnings.
            (27)  Financial Data Schedule.

         (b) Reports on Form 8-K

             There were no current reports on Form 8-K filed during the quarter ended March 31, 1998.

* Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1997.
** Incorporated by reference from Registrant's Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant

May 14, 1998                               /s/ Peter M. Martin
                                           ------------------------------------
                                           Peter M. Martin
                                           President, Chairman and Chief
                                           Executive Officer



May 14, 1998                               /s/ R. Wayne Hall
                                           ------------------------------------
                                           R. Wayne Hall
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

