Form 10-Q
period 1998-06-30
PROVIDENT BANKSHARES CORP
filed 1998-08-14
CIK 818969

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1998
                                       OR
[ ] TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                            FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

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


                                 Not Applicable
                                 --------------
 (Former Name, former Address and Former Fiscal Year if Changed Since
                                  Last Report)


                                 (410) 277-7000
              ----------------------------------------------------
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

Common Stock, par value $1.00 per share, 24,548,394 shares outstanding at August 4, 1998.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                          Page
PART I - FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Statement of Condition--
               June 30, 1998 and 1997 and  December 31, 1997                3

               Consolidated Statement of Income--
               Three and Six Months Ended June 30, 1998 and 1997            4

               Consolidated Statement of Cash Flows--
               Six Months Ended June 30, 1998 and 1997                      5

               Notes to Consolidated Financial Statements                   6


Item 2.        Management's Discussion and Analysis
               of Results of Operations and Financial Condition             9

Item 3.        Quantitative and Qualitative Disclosures
               About Market Risk                                           12

PART II -      OTHER INFORMATION                                           13

Item 1.        Legal Proceedings                                           13

Item 2.        Changes in Securities and Use of Proceeds                   13

Item 3.        Defaults upon Senior Securities                             13

Item 4.        Submission of Matters to a Vote of Security Holders         13

Item 5.        Other Information                                           14

Item 6.        Exhibits and Reports on Form 8-K                            14

SIGNATURES                                                                 15

EXHIBIT INDEX                                                              16


--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries
                                                                                   June 30,       December 31,           June 30,
(dollars in thousands)                                                                 1998               1997               1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                   $          64,373      $      68,580   $         68,321
Short-Term Investments                                                                  399                350              3,487
Mortgage Loans Held for Sale                                                         99,138             66,925             27,018
Securities Available for Sale                                                     1,483,083            983,241            981,393
Securities Held to Maturity (Market Value
  $95,313 at June 30, 1997)                                                               -                  -             94,871
Loans:
   Consumer                                                                       1,817,656          1,667,094          1,418,234
   Commercial Business                                                              314,791            288,289            302,709
   Real Estate -- Construction                                                      119,984            125,080            125,476
   Real Estate -- Mortgage                                                          496,844            620,605            637,154
----------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                  2,749,275          2,701,068          2,483,573
Less:  Allowance for Loan Losses                                                     38,731             36,861             32,069
----------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                    2,710,544          2,664,207          2,451,504
----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                          39,391             37,402             36,838
Accrued Interest Receivable                                                          34,899             31,032             26,614
Other Assets                                                                         65,550             75,002             28,746
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $       4,497,377      $   3,926,739   $      3,718,792
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                     $         230,156      $     196,178   $        192,914
  Interest-Bearing                                                                2,684,520          2,558,337          2,306,620
----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                2,914,676          2,754,515          2,499,534
----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                               342,101            347,291            603,705
Long-Term Debt                                                                      780,503            469,077            324,381
Other Liabilities                                                                   132,923             85,674             35,311
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                               4,170,203          3,656,557          3,462,931
----------------------------------------------------------------------------------------------------------------------------------

  Corporation-Obligated Mandatorily Redeemable Capital Securities                    39,289                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 24,736,963,  23,284,896 and 23,075,084  Shares;
  at June 30, 1998, December 31, 1997 and June 30, 1997                              24,737             23,285             23,076
Capital Surplus                                                                     171,161            131,191            125,474
Retained Earnings                                                                    90,203            113,463            109,249
Net Accumulated Other Comprehensive Income                                            4,274              4,733                552
Treasury Stock at Cost - 228,066 Shares                                              (2,490)            (2,490)            (2,490)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                        287,885            270,182            255,861
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $       4,497,377      $   3,926,739   $      3,718,792
----------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                     Three Months Ended                      Six Months Ended
                                                                           June 30,                               June 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                              1998               1997                 1998                1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                   $   56,743          $  49,210          $   112,823          $   95,862
Interest on Securities                                           19,815             17,923               36,494              35,701
Tax-Advantaged Interest                                             696              1,923                1,579               3,871
Interest on Short-Term Investments                                   30                 50                   84                 160
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                         77,284             69,106              150,980             135,594
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                             31,153             25,124               61,200              48,674
Interest on Short-Term Borrowings                                 4,202              8,594                8,812              17,074
Interest on Long-Term Debt                                        9,739              4,905               17,038               9,808
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                        45,094             38,623               87,050              75,556
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                            32,190             30,483               63,930              60,038
Less: Provision for Loan Losses                                   3,074              2,053                6,049               2,887
------------------------------------------------------------------------------------------------------------------------------------

  Net Interest Income after Provision for Loan Losses            29,116             28,430               57,881              57,151
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                               7,379              6,051               13,637              11,568
Mortgage Banking Activities                                       3,995              2,002                5,579               4,180
Commissions and Fees                                              1,063                981                2,247               1,928
Net Securities Gains                                                725                267                1,934                 338
Other Non-Interest Income                                         2,829              1,564                5,362               3,189
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                     15,991             10,865               28,759              21,203
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   15,230             13,903               29,587              27,650
Occupancy Expense, Net                                            2,531              2,448                5,013               4,842
Furniture and Equipment Expense                                   1,931              1,809                3,841               3,617
External Processing Fees                                          3,549              3,001                6,807               5,899
Capital Securities Expense                                          690                 --                  690                  --
Other Non-Interest Expense                                        6,730              5,748               12,344              11,703
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                    30,661             26,909               58,282              53,711
------------------------------------------------------------------------------------------------------------------------------------

Income Before Taxes                                              14,446             12,386               28,358              24,643
Income Tax Expense                                                4,721              4,392                9,328               8,720
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $    9,725          $   7,994          $    19,030          $   15,923
------------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net Income -- Basic                                        $     0.40          $    0.34          $      0.78          $     0.67
  Net Income -- Diluted                                            0.38               0.33                 0.75                0.65
------------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                     Six  Months Ended
                                                                                          June 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                    1998               1997
----------------------------------------------------------------------------------------------------------

Operating Activities:
   Net Income                                                               $   19,030        $    15,923
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                           11,609              3,692
        Provision for Loan Losses                                                6,049              2,887
        Provision for Deferred Income Tax Benefit                               (2,372)            (1,419)
        Realized Net Securities Gains                                           (1,934)              (338)
        Loans Originated or Acquired and Held for Sale                        (399,420)          (150,373)
        Proceeds from Sales of Loans                                           423,357            161,046
        Gain on Sales of Loans                                                  (4,044)            (1,383)
        Other Operating Activities                                              (1,961)             3,826
----------------------------------------------------------------------------------------------------------
  Total Adjustments                                                             31,284             17,938
----------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                50,314             33,861
----------------------------------------------------------------------------------------------------------

Investing Activities:
   Principal Collections and Maturities of Securities Available for Sale       116,548             77,480
   Principal Collections and Maturities of Securities Held to Maturity              --              5,953
   Proceeds on Sales of Securities Available for Sale                          252,798             78,884
   Purchases of Securities Held to Maturity                                         --            (14,611)
   Purchases of Securities Available for Sale                                 (813,592)          (166,720)
   Loan Originations and Purchases Less Principal Collections                 (109,657)          (230,911)
   Purchases of Premises and Equipment                                          (5,385)            (3,362)
----------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (559,288)          (253,287)
----------------------------------------------------------------------------------------------------------

Financing Activities:
   Net Increase in Deposits                                                    160,161            213,390
   Net Increase (Decrease) in Short-Term Borrowings                             (5,190)             1,270
   Proceeds from Long-Term Debt                                                371,825             47,000
   Payments and Maturities of Long-Term Debt                                   (60,399)           (51,136)
   Proceeds from Capital Securities                                             39,289                 --
   Issuance of Common Stock                                                      5,071              2,897
   Cash Dividends on Common Stock                                               (5,941)            (3,685)
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      504,816            209,736
----------------------------------------------------------------------------------------------------------
Decrease in Cash and Cash Equivalents                                           (4,158)            (9,690)
   Cash and Cash Equivalents at Beginning of Year                               68,930             81,498
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $   64,772        $    71,808
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures
----------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                    $   49,313        $    38,277
Income Taxes Paid                                                                4,652              5,345
Stock Dividend                                                                  36,350             14,606

These financial statements should be read in conjunction with the accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 19, 1998.

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


                                                            Three Months Ended                 Six Months Ended
                                                                 June 30,                          June 30,
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                1998           1997               1998           1997
-------------------------------------------------------------------------------------------------------------------
Qualifying Net Income                                   $   9,725     $    7,994          $  19,030      $  15,923
Basic EPS Shares                                           24,496         23,745             24,417         23,712
Basic EPS                                               $    0.40     $     0.34          $    0.78      $    0.67
-------------------------------------------------------------------------------------------------------------------
Dilutive Shares                                             1,054            667              1,113            685
Diluted EPS  Shares                                        25,550         24,412             25,530         24,397
Diluted EPS                                             $    0.38     $     0.33          $    0.75      $    0.65
-------------------------------------------------------------------------------------------------------------------



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


        The aggregate amortized cost and market values of the investment securities portfolio at June 30, were as follows:


                                                                          June 30, 1998
                                         -----------------------------------------------------------------------------
                                                                 Gross                 Gross
                                          Amortized           Unrealized            Unrealized              Market
(in thousands)                              Cost                 Gains                Losses                 Value
----------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations            $     45,287         $         30          $         --         $      45,317
Mortgage-Backed Securities                1,395,224                8,020                 1,208             1,402,036
Municipal Securities                         21,035                  512                    29                21,518
Other Debt Securities                        14,467                   --                   255                14,212
----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale  $  1,476,013         $      8,562          $      1,492         $   1,483,083
----------------------------------------------------------------------------------------------------------------------

                                                                          June 30, 1997
                                         -----------------------------------------------------------------------------
                                                                 Gross                 Gross
                                          Amortized           Unrealized            Unrealized              Market
(in thousands)                              Cost                 Gains                Losses                 Value
----------------------------------------------------------------------------------------------------------------------

Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations            $     74,646         $        128          $        503         $      74,271
Mortgage-Backed Securities                  857,281                6,001                 4,645               858,637
Municipal Securities                         18,875                  287                   150                19,012
Other Debt Securities                        29,647                   26                   200                29,473
----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale       980,449                6,442                 5,498               981,393
----------------------------------------------------------------------------------------------------------------------

Securities Held to Maturity
U.S. Treasury and Government
  Agencies and Corporations                  31,479                  194                     1                31,672
Mortgage-Backed Securities                   63,392                  722                   473                63,641
----------------------------------------------------------------------------------------------------------------------
  Total Securities Held to Maturity          94,871                  916                   474                95,313
----------------------------------------------------------------------------------------------------------------------
Total Investment Securities Portfolio  $  1,075,320         $      7,358          $      5,972         $   1,076,706
----------------------------------------------------------------------------------------------------------------------


      At June 30, 1998 a net unrealized gain of $4.3 million was reflected as Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition as compared to a net unrealized gain of $4.7 million at December 31, 1997. For details regarding investment securities at December 31, 1997, refer to Note 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 19, 1998.

NOTE D - SERVICING ASSETS
      Effective January 1, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At June 30, 1998 no valuation allowance was required.
        The following is an analysis of servicing asset balance, net of accumulated amortization, during the period ended June 30, 1998:

                                                                        June 30,
(in thousands)                                                              1998
--------------------------------------------------------------------------------
Balance at January 1, 1998                                                $1,984
Additions                                                                  6,261
Amortization                                                                 235
Sales of Servicing Assets                                                  7,704
--------------------------------------------------------------------------------
Balance at June 30, 1998                                                  $  306
--------------------------------------------------------------------------------

NOTE E - CONTINGENT LIABILITIES
      In April 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland ("Provident" or the "Bank") had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million, exclusive of post-judgment interest. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

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

                                                                           Three Months Ended                  Six Months Ended
                                                                                June 30,                            June 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                            1998             1997                 1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $  9,725        $   7,994            $  19,030       $ 15,923
Other Comprehensive Income:
    Unrealized Holding Gains (Losses) During the Period                  1,106           13,493                1,175          3,526
    Less: Reclassification Adjustment for Gains Included in
           Net Income                                                     (725)            (267)              (1,934)          (338)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                     381           13,226                 (759)         3,188
Income Tax (Benefit) Related to Items of Other Comprehensive Income        150            5,223                 (300)         1,263
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                      231            8,003                 (459)         1,925
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $  9,956        $  15,997            $  18,571       $ 17,848
------------------------------------------------------------------------------------------------------------------------------------

NOTE G - FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS
      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." The statement becomes effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.
      The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, 3) hedge foreign currency exposure.
      The corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedges, although included in earnings, do not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended June 30, 1998 of $9.7 million or $.40 per share basic and $.38 diluted. This represented a 21.7% increase in net income over the same period a year ago. Net income for the quarter ended June 30, 1997 was $8.0 million or $.34 per share basic and $.33 diluted. The higher earnings in 1998 were mainly due to loan growth and increased fee income. Average consumer loans outstanding grew $503 million as total average loans increased 17% to $2.77 billion. Non-interest income growth was driven by a 20% increase in fee based services on higher account volume. Operating expenses net of capital securities expenses increased
11.4 percent from the second quarter of 1997. This increase is associated with continued network expansion, upgrading of branch technology and increased mortgage banking business. There was a $3.1 million provision for loan losses during the quarter with net charge-offs of $2.1 million. The $1.0 million increase in provision is mainly related to the growth in loans.

NET INTEREST INCOME

      Growth in average earning assets offset in part by a higher cost of liabilities raised tax-equivalent net interest income to $32.5 million for the second quarter of 1998, a $1.75 million increase over the prior year.
      Provident's interest income on earning assets rose $8.2 million from the second quarter of 1997, the result of a $551 million expansion in average earning asset balances. Growth in total average earning assets was provided by increases of $503 million in consumer loans, $77.4 million in investment and $65.8 million in mortgage loans held for sale. Real estate mortgages decreased $96.3 million mainly driven by a $52 million loan sale during the second quarter. The yield declined 25 basis points to 7.63% versus 7.88% the prior year.

      Total interest expense for the second quarter of 1998 was $6.5 million above a year ago, the combined result of an increase of 11 basis points in the average rate paid and a $451 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $345 million in brokered deposits, $39 million in money market certificates of deposits, $55 million in interest bearing demand/money market deposits and $62 million in individual retirement account deposits. Savings and direct certificates of deposit declined $5 million and $75 million, respectively. Borrowed money increased $30 million.
      As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income increased by $95 thousand and interest expense increased by $42 thousand, for a total increase of $53 thousand in net interest income for the quarter ending June 30, 1998. Included in this net interest income increase was the amortization of closed positions which reduced interest income by $54 thousand and increased interest expense by $469 thousand (a net decrease of $523 thousand) for the current quarter. Without the amortization of closed positions, off-balance sheet positions increased net interest income $576 thousand for the current quarter.
      The forward yield curve indicates that short-term rates will decrease by 3 basis points and long term rates will increase 3 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its June 30, 1998 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $1.0 million over the next twelve months. This compares to an increase in net interest income of $732 thousand should interest rates remain unchanged. Amortization of closed positions will reduce net interest income $1.13 million over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $2.13 million over the next twelve months if the forward yield curve assumptions occur and $1.86 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $3.1 million provision for loan losses for the quarter, with net charge-offs of $2.1 million for the second quarter of 1998 compared to $842 thousand for the same period of 1997. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1998 was $38.7 million, up from the $32.1 million a year ago. At June 30, 1998, the allowance represented 1.41% of total loans and 283% of non-performing loans. Total non-performing loans were $13.7 million at June 30, 1998. Non-performing loans as a percent of loans outstanding as of June 30, 1998 were
 .50%.
      In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million, exclusive of post-judgment interest. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NON-INTEREST INCOME

      Non-interest income exclusive of securities gains totaled $15.3 million in the second quarter of 1998 compared to $10.6 million in 1997. This increase was driven by a $2.0 million increase in mortgage banking activities, a $1.3 million increase in deposit service fees driven by higher account volume and loan fees increased $1.1 million. Mortgage banking income was driven by increased originations which totaled $218 million during the second quarter of 1998 compared to $71 million during the same quarter of 1997. Sales of mortgage loans resulted in $2.6 million in gains for the second quarter of 1998 as compared to $662 thousand for the same period in 1997.

NON-INTEREST EXPENSE

      Second quarter non-interest expense was $30.7 million, compared to $26.9 million for the same period last year. Salaries and benefits increased $1.3 million mainly related to merit increases and incentives associated with increased mortgage originations. Occupancy costs increased $83 thousand over last year and furniture and equipment expense increased $122 thousand. These increases were required by branch network expansion and upgrades of technology. External processing fees increased $548 thousand due to increased account volume. During the second quarter of 1998, $40 million of capital securities were issued resulting in $690 thousand in related expenses for the quarter. All other expenses increased a total of $982 thousand mainly associated with a $826 thousand increase in marketing expenses.

INCOME TAXES

      Provident recorded income tax expense of $4.7 million on income before taxes of $14.5 million, an effective tax rate of 32.7%. During the second quarter of 1997, Provident's tax expense was $4.4 million on pre-tax income of $12.4 million, an effective tax rate of 35.5%. The decrease in the effective tax rate is primarily due to lower state income tax expense.

FINANCIAL REVIEW FOR SIX MONTHS ENDED JUNE 30, 1998 AND 1997

      For the six months ending June 30, 1998, net income was $19.03 million or $.78 per share-basic and $.75 diluted, compared to $15.92 million or $.67 per share basic and $.65 diluted for six months ended June 30, 1997. This improvement in earnings was attributable to a $4.01 million rise in tax equivalent net-interest income and a $7.56 million increase in non-interest income. These increases more than offset a $4.57 million increase in operating expense and a $3.16 million increase in the provision for loan losses.
      The $4.01 million increase in tax-equivalent net interest income for 1998 was the result of a $465 million increase in average earning assets over the prior year. Net interest margin dropped by 21 basis points caused by a decline of 14 basis points in yields and a 13 basis point increase in costs on interest-bearing liabilities.
      The provision for loan losses increased $3.16 million to $6.05 million in 1998. The increase was the result of overall loan growth in the loan portfolios of $266 million.
      Non-interest income, excluding net securities gains (losses), increased 29% to $26.8 million. Deposit service charges rose $2.1 million over the prior year to $13.6 million, mortgage banking activities were up $1.4 million to $5.6 million, and commissions and fees were up 17% to $2.2 million.
      Provident's non-interest expense rose 8.5% in 1998 over 1997. Salaries and employee benefits increased $1.9 million attributable to merit increases and new branches. Commissions were up associated with increased activity within Provident Mortgage Corp. Occupancy costs grew $171 thousand or 3.5% over 1997. Total furniture and equipment expense increased $224 thousand due to upgrading of technology in the bank's office automation and branch platform systems. External processing increased $908 thousand due to increased account volumes.
      Provident recorded an income tax expense of $9.3 million in 1998 based on pre-tax income of $28.36 million, which represented an effective tax rate of 32.9%. This compares with a 35.4% effective tax rate for 1997.

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

FINANCIAL CONDITION

      Total assets of the Corporation increased $571 million from December 31, 1997 to June 30, 1998 as investments increased $500 million and loan balances increased $48 million. Consumer loans were up $151 million and commercial business loans were up $27 million from December 31, 1997. Real estate construction loans declined $5 million and real estate mortgage loans $124 million. The decline in mortgage loans was primarily related to the sale of loans during the quarter. Total deposits ended the quarter at $2.9 billion, an increase of $160 million over the December 31, 1997 level. Non-interest bearing deposits increased $34 million from December 31, 1997 while interest bearing deposits increased $126 million. Borrowings increased $306 million from December 31, 1997 ending the quarter at $1.12 billion. In April 1998, the Corporation issued $40 million of trust capital securities, which were outstanding as of June 30, 1998. A subsidiary trust of the Corporation issued these capital securities, and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes.
      The primary source of liquidity at June 30, 1998 were loans held for sale and investments available for sale, which totaled $1.6 billion. This represents 38% of total liabilities compared to 29% at December 31, 1997.
      At quarter-end, the leverage ratio was 7.70% and total stockholders' equity represented 11.31% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 1997, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 19, 1998. The market risk of the Corporation has not experienced any significant changes as of June 30, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at June 30, 1998.

PART II - OTHER INFORMATION


     Item 1.  Legal Proceedings - None.

     Item 2. Changes in Securities and Use of Proceeds - See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Financial Condition" for a discussion of the Capital Trust Securities issued by a subsidiary of the Corporation.

              In addition, on July 15, 1998, the Corporation's Board of Directors authorized an amendment of the Corporation's Stockholder Protection Rights Plan dated as of January 18, 1995 between Provident Bankshares Corporation and Provident Bank of Maryland, as Rights Agent, regarding the definition of the exercise price. The Agreement is included herein as Exhibit 4.1.

     Item 3.  Defaults Upon Senior Securities - None

     Item 4.  Submission of Matters to a Vote of Security Holders
              The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 15, 1998.

              PROPOSAL I

              Election of Directors.

              The following persons were elected as directors at the 1998 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the respective Annual Meeting of Stockholders is reflected below.


                                                    For        %        Withheld       %
                                                    ---        -        --------       -
                      1999 Annual Meeting:
                      Enos K. Fry                19,893,472   98.6       281,644       1.4
                      Herbert W. Jorgensen       19,895,025   98.6       280,091       1.4

                      2001 Annual Meeting:
                      Robert B. Barnhill, Jr.    19,905,356   98.7       269,760       1.3
                      Melvin A. Bilal            19,896,429   98.6       278,687       1.4
                      Ward B. Coe, III           19,890,176   98.6       284,940       1.4
                      M. Jenkins Cromwell, Jr.   19,887,567   98.6       287,549       1.4
                      Frederick W. Meier         19,905,268   98.7       269,848       1.3
                      Sister Rosemarie Nassif    19,881,416   98.5       293,700       1.5

              The following persons continue to serve as directors until the 1999 Annual Meeting of Stockholders: Charles W. Cole, Jr., Barbara
              B. Lucas, Francis G. Riggs, and Carl W. Stern; until the 2000 Annual Meeting of Stockholders: Dr. Calvin W. Burnett, Pierce B. Dunn, Mark K. Joseph, Peter M. Martin, and Shela K. Riggs.

              PROPOSAL II

              The Stockholders approved the amendment to the Sixth Article of the Corporation's Articles of Incorporation, authorizing the Corporation to issue a total of 105,000,000 shares of stock with 16,665,614 (82.6%) shares cast in favor, 3,409,873 (16.9%) shares cast against and 99,629 (.5%) abstaining.

              PROPOSAL III

              The Stockholders approved the amendment of the Stock Option Plan to increase the number of shares available under the Plan by 500,000 on a "post split" basis with 15,992,867 (79.3%) shares cast in favor, 4,059,599 (20.1%) shares cast against and 122,650 (.6%) abstaining.

               PROPOSAL IV

               The Stockholders ratified the selection of Coopers & Lybrand LLP as independent auditors for 1998, with 20,075,862 (99.5%) shares cast in favor, 32,905 (.2%) shares cast against and 66,349 (.3%) abstaining.

     Item 5.  Other Information - None

     Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report are listed below:

             (3.1) Provident Bankshares Corporation Articles of Incorporation,
                   as amended *

             (3.2) Provident Bankshares Corporation Amended and Restated Bylaws

             (4.1) Stockholder Protection Rights Agreement dated as of
                   January 18, 1995 between Provident Bankshares Corporation and Provident Bank of Maryland, as Rights Agent, as amended

             (11)  Statement re: Computation of Per Share Earnings

             (27)  Financial Data Schedule


           (b) Reports on Form 8-K

                There were no current reports on Form 8-K filed during the quarter ended June 30, 1998.

* Incorporated by reference from the Corporation's Form S-8 (File No. 333-58881) filed with the Securities and Exchange Commission on July 10, 1998.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



August 14, 1998                                /s/ Peter M. Martin
                                               -------------------
                                               Peter M. Martin
                                               President, Chairman and Chief
                                               Executive Officer



August 14, 1998                                /s/ R. Wayne Hall
                                               -----------------
                                               R. Wayne Hall
                                               Treasurer

                                  EXHIBIT INDEX

Exhibit            Description                                                          Sequentially Numbered Page
-------            -----------                                                          --------------------------
(3.1)              Provident Bankshares Corporation  Articles of Incorporation, as amended *           --


(3.2)              Provident Bankshares Corporation  Amended and Restated Bylaws                       16


(4.1)              Stockholder  Protection Rights Agreement dated as of January 18, 1995               32
                      between Provident Bankshares Corporation and Provident Bank of
                      Maryland, as Rights Agent, as amended

 (11)              Statement re: Computation of Per Share Earnings                                     81

 (27)              Financial Data Schedule                                                             82


                *  Incorporated by reference from the Corporation's Form S-8 (File No. 333-58881) filed with the
                   Securities and Exchange Commission on July 10, 1998.