Form 10-Q
period 1998-09-30
PROVIDENT BANKSHARES CORP
filed 1998-11-13
CIK 818969

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD

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


                                 Not Applicable
    -----------------------------------------------------------------------
             (Former Name, former Address and Former Fiscal Year if
                           Changed Since Last Report)


                                 (410) 277-7000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 24,267,762 shares outstanding at November 9, 1998.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition
          September 30, 1998 and 1997 and  December 31, 1997                   3

          Consolidated Statement of Income - Unaudited
          Three and Nine Months Ended September 30, 1998 and 1997              4

          Consolidated Statement of Cash Flows - Unaudited
          Nine Months Ended September 30, 1998 and 1997                        5

          Notes to Consolidated Financial Statements - Unaudited               6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                     9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                   13

PART II - OTHER INFORMATION                                                   13

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

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                              September 30,       December 31,      September 30,
(dollars in thousands)                                                                 1998               1997               1997
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                                   $          65,151      $      68,580   $         60,792
Short-Term Investments                                                               10,067                350              2,526
Mortgage Loans Held for Sale                                                        141,015             66,925             35,074
Securities Available for Sale                                                     1,321,821            983,241            944,124
Loans:
   Consumer                                                                       2,170,054          1,667,094          1,555,096
   Commercial Business                                                              354,848            288,289            282,332
   Real Estate -- Construction                                                      136,828            125,080            131,101
   Real Estate -- Mortgage                                                          464,036            620,605            631,693
----------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                  3,125,766          2,701,068          2,600,222
Less:  Allowance for Loan Losses                                                     39,943             36,861             35,197
----------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                    3,085,823          2,664,207          2,565,025
----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                          40,460             37,402             37,165
Accrued Interest Receivable                                                          41,214             31,032             28,292
Other Assets                                                                         89,211             75,002             27,452
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                              $       4,794,762      $   3,926,739   $      3,700,450
----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                     $         210,501      $     196,178   $        176,390
  Interest-Bearing                                                                3,025,800          2,558,337          2,479,522
----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                3,236,301          2,754,515          2,655,912
----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                               421,703            347,291            373,283
Long-Term Debt                                                                      757,274            469,077            374,105
Other Liabilities                                                                    48,040             85,674             37,977
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                               4,463,318          3,656,557          3,441,277
----------------------------------------------------------------------------------------------------------------------------------
  Corporation-Obligated Mandatorily Redeemable Capital Securities                    39,238                  -                  -
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 24,786,977,  23,284,896 and 22,908,750  Shares;
  at September 30, 1998, December 31, 1997 and September 30, 1997                    24,787             23,285             22,909
Capital Surplus                                                                     171,879            131,191            126,615
Retained Earnings                                                                    96,791            113,463            107,191
Net Accumulated Other Comprehensive Income                                            7,780              4,733              4,948
Treasury Stock at Cost - 489,566 Shares at September 30, 1998 and
228,066 Shares at December 31, 1997 and September 30, 1997                           (9,031)            (2,490)            (2,490)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                        292,206            270,182            259,173
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                $       4,794,762      $   3,926,739   $      3,700,450
----------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                     Three Months Ended                      Nine Months Ended
                                                                        September 30,                           September 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                              1998               1997                 1998                1997
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                   $   59,132          $  53,469          $   171,955          $  149,331
Interest on Securities                                           23,695             16,192               60,164              51,892
Tax-Advantaged Interest                                             600              1,737                2,179               5,608
Interest on Short-Term Investments                                   51                 77                  160                 238
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                         83,478             71,475              234,458             207,069
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                             33,262             27,612               94,462              76,286
Interest on Short-Term Borrowings                                 5,648              7,156               14,460              24,230
Interest on Long-Term Debt                                       11,917              5,144               28,955              14,952
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                        50,827             39,912              137,877             115,468
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                            32,651             31,563               96,581              91,601
Less: Provision for Loan Losses                                   2,195              4,330                8,244               7,217
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses            30,456             27,233               88,337              84,384
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                               7,560              6,384               21,197              17,952
Mortgage Banking Activities                                       3,078              1,469                8,657               5,649
Commissions and Fees                                              1,000                920                3,247               2,848
Net Securities Gains                                              1,587                230                3,521                 568
Other Non-Interest Income                                         2,722              1,706                8,084               4,895
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                     15,947             10,709               44,706              31,912
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   15,867             13,663               45,454              41,313
Occupancy Expense, Net                                            2,660              2,541                7,673               7,383
Furniture and Equipment Expense                                   2,033              1,881                5,874               5,498
External Processing Fees                                          3,612              3,299               10,419               9,198
Merger Related Expenses                                              --             10,047                   --              10,047
Capital Securities Expense                                          839                 --                1,529                  --
Other Non-Interest Expense                                        6,608              5,603               18,952              17,306
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                    31,619             37,034               89,901              90,745
------------------------------------------------------------------------------------------------------------------------------------
Income Before Taxes                                              14,784                908               43,142              25,551
Income Tax Expense                                                4,884                882               14,212               9,602
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                   $    9,900          $      26          $    28,930          $   15,949
------------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Net Income -- Basic                                        $     0.40          $    0.00          $      1.18          $     0.67
  Net Income -- Diluted                                            0.39               0.00                 1.13                0.65
------------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                     Nine Months Ended
                                                                                        September 30,
----------------------------------------------------------------------------------------------------------
(in thousands)                                                                    1998               1997
----------------------------------------------------------------------------------------------------------
Operating Activities:
   Net Income                                                               $   28,930        $    15,949
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                           19,217              5,825
        Provision for Loan Losses                                                8,244              7,217
        Provision for Deferred Income Tax Benefit                               (2,697)            (3,808)
        Realized Net Securities Gains                                           (3,521)              (568)
        Loans Originated or Acquired and Held for Sale                        (656,909)          (245,172)
        Proceeds from Sales of Loans                                           587,680            247,514
        Gain on Sales of Loans                                                  (4,861)            (2,060)
        Other Operating Activities                                             (11,760)            11,024
----------------------------------------------------------------------------------------------------------
  Total Adjustments                                                            (64,607)            19,972
----------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                               (35,677)            35,921
----------------------------------------------------------------------------------------------------------

Investing Activities:
   Principal Collections and Maturities of Securities Available for Sale       179,178            120,037
   Principal Collections and Maturities of Securities Held to Maturity              --             13,130
   Proceeds on Sales of Securities Available for Sale                          446,403            210,249
   Purchases of Securities Held to Maturity                                         --            (15,259)
   Purchases of Securities Available for Sale                               (1,010,444)          (208,233)
   Loan Originations and Purchases Less Principal Collections                 (438,702)          (353,013)
   Purchases of Premises and Equipment                                          (8,201)            (5,321)
----------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (831,766)          (238,410)
----------------------------------------------------------------------------------------------------------

Financing Activities:
   Net Increase in Deposits                                                    481,786            369,768
   Net Increase (Decrease) in Short-Term Borrowings                             74,412           (229,152)
   Proceeds from Long-Term Debt                                                475,380             97,000
   Payments and Maturities of Long-Term Debt                                  (187,183)           (51,412)
   Proceeds from Capital Securities                                             39,289                 --
   Issuance of Common Stock                                                      5,840              3,871
   Purchase of Treasury Stock                                                   (6,541)                --
   Cash Dividends on Common Stock                                               (9,252)            (5,766)
----------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      873,731            184,309
----------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                 6,288            (18,180)
   Cash and Cash Equivalents at Beginning of Year                               68,930             81,498
----------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                  $   75,218        $    63,318
----------------------------------------------------------------------------------------------------------

Supplemental Disclosures
----------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                    $   80,212        $    56,737
Income Taxes Paid                                                               12,426             11,101
Stock Dividend                                                                  36,350             14,606
Transfer of Securities Held to Maturity to Securities Available for Sale            --             88,318

These financial statements should be read in conjunction with the accompanying notes.

                                                         5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1998

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1997 as filed with the Securities and Exchange Commission on March 19, 1998.

NOTE B - PER SHARE INFORMATION

      The Corporation adopted Statement of Financial Accounting Standards No. 128 - "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. SFAS No. 128 required the Corporation to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128. The following table presents a summary of per share data and amounts for the periods indicated:


                                                            Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
-------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                1998           1997               1998           1997
-------------------------------------------------------------------------------------------------------------------
Qualifying Net Income                                   $   9,900     $       26          $  28,930      $  15,949
Basic EPS Shares                                           24,486         23,812             24,439         23,746
Basic EPS                                               $    0.40     $     0.00          $    1.18      $    0.67
-------------------------------------------------------------------------------------------------------------------
Dilutive Shares                                               936            981              1,057            784
Diluted EPS  Shares                                        25,422         24,793             25,496         24,530
Diluted EPS                                             $    0.39     $     0.00          $    1.13      $    0.65
-------------------------------------------------------------------------------------------------------------------

NOTE C - INVESTMENT SECURITIES


        The aggregate amortized cost and market values of the investment securities portfolio at September 30, were as follows:


                                                                 Gross                 Gross
                                          Amortized           Unrealized            Unrealized              Market
(in thousands)                              Cost                 Gains                Losses                 Value
----------------------------------------------------------------------------------------------------------------------
September 30, 1998
Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations            $     45,957         $         43          $         --         $      46,000
Mortgage-Backed Securities                1,127,701               15,107                   155             1,142,653
Municipal Securities                         26,791                  981                    --                27,772
Other Debt Securities                       108,502                  101                 3,207               105,396
----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale  $  1,308,951         $     16,232          $      3,362         $   1,321,821
----------------------------------------------------------------------------------------------------------------------

September 30, 1997
Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations            $     54,291         $         35          $        165         $      54,161
Mortgage-Backed Securities                  836,364                9,976                 1,961               844,379
Municipal Securities                         18,872                  430                     9                19,293
Other Debt Securities                        26,414                   --                   123                26,291
----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale       935,941               10,441                 2,258               944,124
----------------------------------------------------------------------------------------------------------------------

      At September 30, 1998 a net unrealized gain of $7.8 million was reflected as Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized gain of $4.9 million at September 30, 1997. For details regarding investment securities at December 31, 1997, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 19, 1998.

NOTE D - SERVICING ASSETS

      Effective January 1, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 requires the Corporation to carry any retained interest in a transferred asset on the Statement of Condition as a servicing asset. In the case of the Corporation, the servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At September 30, 1998 no valuation allowance was required.


      The following is an analysis of servicing asset balance, net of accumulated amortization, during the period ended September 30, 1998:

                                                            September 30,
(in thousands)                                                       1998
-------------------------------------------------------------------------
Balance at January 1, 1998                                        $ 1,984
Additions                                                          10,304
Amortization                                                          280
Sales of Servicing Assets                                          10,235
-------------------------------------------------------------------------
Balance at September 30, 1998                                     $ 1,773
-------------------------------------------------------------------------

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


                                                                           Three Months Ended                  Nine Months Ended
                                                                              September 30,                       September 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                            1998             1997                 1998            1997
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            $  9,900        $      26            $  28,930       $ 15,949
Other Comprehensive Income:
    Unrealized Holding Gains (Losses) During the Period                  7,386            7,470                8,561         10,996
    Less: Reclassification Adjustment for Gains Included in
           Net Income                                                   (1,587)            (230)              (3,521)          (568)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                   5,799            7,240                5,040         10,428
Income Tax (Benefit) Related to Items of Other Comprehensive Income      2,293            2,861                1,993          4,124
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                    3,506            4,379                3,047          6,304
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                  $ 13,406        $   4,405            $  31,977       $ 22,253
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

        Provident Bankshares Corporation recorded net income for the quarter ended September 30, 1998 of $9.9 million or $.40 per share basic and $.39 diluted. Net income for the quarter ended September 30, 1997 excluding merger related expenses was $8.7 million or $.37 per share basic and $.35 diluted. Reported earnings for the third quarter of 1997 were $26 thousand. The higher earnings in 1998 were mainly due to loan growth and increased fee income. Average consumer loans outstanding grew $479 million as total average loans increased 14.3% to $2.91 billion. Non-interest income growth was driven by a 18.4% increase in fee based services on higher account volume and mortgage banking business. Operating expenses net of capital securities and merger related expenses increased 14.1 percent from the third quarter of 1997. This increase is associated with continued network expansion, upgrading of branch technology and increased mortgage banking business. There was a $2.2 million provision for loan losses during the quarter with net charge-offs of $983 thousand.

NET INTEREST INCOME

        Growth in average earning assets offset in part by a higher cost of liabilities raised tax-equivalent net interest income to $32.9 million for the third quarter of 1998, a $1.1 million increase over the prior year. The net interest margin for the quarter declined 61 basis points from the same quarter last year. The primary factors were declining interest rates and a flattened treasury yield curve which compressed spreads and increased prepayments on mortgages. In addition, leveraging the proceeds of the trust preferred capital securities issued in the second quarter decreased the spread while increasing earnings per share.

        Provident's interest income rose $12.0 million from the third quarter of 1997, the result of a $890 million expansion in average earning asset balances. Growth in total average earning assets was provided by increases of $479 million in consumer loans, $458 million in securities, $69 million in mortgage loans held for sale and $39 million in commercial business loans. Real estate mortgages decreased $117 million partly due to a $52 million sale during the second quarter of loans susceptible to prepayments. The yield declined 53 basis points to 7.45% versus 7.98% the prior year.
        Total interest expense for the third quarter of 1998 was $10.9 million above a year ago, the combined result of an increase of 11 basis points in the average rate paid and a $792 million increase in the average outstanding balance of interest-bearing liabilities. Included in this increase were $370 million in matched maturity brokered deposits, $74 million in interest bearing demand/money market deposits and $62 million in individual retirement account deposits. Savings and direct certificates of deposit declined $1.5 million and $81 million, respectively. Borrowed money increased $361 million.
        As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income increased by $184 thousand and interest expense decreased by $79 thousand, for a total increase of $263 thousand in net interest income for the quarter ending September 30, 1998. Included in this net interest income increase was the amortization of closed positions which reduced net interest income by $565 thousand for the current quarter. Without the amortization of closed positions, off-balance sheet positions increased net interest income $829 thousand for the current quarter.
        The forward yield curve indicates that short-term rates will decrease by 100 basis points and long-term rates will decrease by 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its September 30, 1998 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $5.1 million over the next twelve months. This compares to an increase of $3.8 million should interest rates remain unchanged. Amortization of closed positions will reduce net interest income by $743 thousand over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $5.8 million over the next twelve months if the forward yield curve assumptions occur and $4.5 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

        The Corporation recorded a $2.2 million provision for loan losses for the quarter, with net charge-offs of $983 thousand for the third quarter of 1998, compared to net charge-offs of $1.2 million for the same period of 1997. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1998 was $39.9 million, up from the $35.2 million a year ago. At September 30, 1998, the allowance represented 1.28% of total loans and 258% of non-performing loans. Total non-performing loans were $15.5 million at September 30, 1998. Non-performing loans as a percent of loans outstanding as of September 30, 1998 were .50%.
        In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit was entered against Provident in the amount of $5.2 million, exclusive of post-judgment interest. This decision reversed an earlier court holding in favor of Provident. The Bank has appealed the decision. Management, in consultation with legal counsel, is of the opinion that there exists a significant possibility that the award will be reversed or substantially altered at the appellate level. The ultimate outcome of the case will not have a material adverse effect on the Corporation's financial statements.

NON-INTEREST INCOME

        Non-interest income, exclusive of securities gains, totaled $14.4 million in the third quarter of 1998 compared to $10.5 million in 1997. This increase was driven by a $1.6 million increase in mortgage banking activities, a $1.2 million increase in deposit service fees and a $554 thousand growth in loan fees. Mortgage banking income was strengthened by increased originations of $273 million during the third quarter of 1998, compared to $90 million in 1997. Sales of mortgage loans resulted in $1.6 million in gains for the third quarter of 1998 as compared to $581 thousand for the same period in 1997.
        Net gains on sale of securities were $1.6 million for the quarter compared to $230 thousand in 1997.

NON-INTEREST EXPENSE

        Third quarter non-interest expense was $31.6 million, compared to $37.0 million for the same period last year, which included $10.0 million for merger related expenses. Salaries and benefits increased $2.2 million mainly related to merit increases and incentives associated with increased mortgage originations. Occupancy costs increased $119 thousand over last year and furniture and equipment expense increased $152 thousand. These increases were required by branch network expansion and upgrades of technology. External processing fees increased $313 thousand due to increased account volume. During the second quarter of 1998, $40 million of trust preferred capital securities were issued resulting in $839 thousand in related expenses for the quarter. All other expenses increased a total of $1.0 million mainly associated with a $305 thousand increase in communication expenses, $297 thousand increase in consulting fees, $204 thousand in personnel expenses and $186 thousand in marketing expenses.

INCOME TAXES

        Provident recorded income tax expense of $4.9 million on income before taxes of $14.8 million, an effective tax rate of 33.0%. During the third quarter of 1997, Provident's tax expense was $882 thousand on pre-tax income of $908 thousand, the result of non-deductible merger related expenses.

FINANCIAL REVIEW FOR NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

        For the nine months ending September 30, 1998, net income was $28.9 million or $1.18 per share basic and $1.13 diluted. Net income for the nine months ended September 30, 1997, excluding merger related expenses of $10.0 million, was $24.5 million or $1.03 per share basic and $1.00 diluted. Reported earnings for the third quarter of 1997 were $15.9 million or $.67 per share basic and $.65 diluted. This improvement in earnings was attributable to a $5.1 million rise in tax equivalent net-interest income and a $12.8 million increase in non-interest income. These increases more than offset a $9.2 million increase in operating expense and a $1.0 million increase in the provision for loan losses.
        The $5.1 million increase in tax-equivalent net interest income for 1998 was the result of a $608 million increase in average earning assets over the prior year. Net interest margin dropped by 35 basis points caused by a decline of 27 basis points in yields and a 12 basis point increase in costs on interest-bearing liabilities.
        The provision for loan losses increased $1.0 million to $8.2 million in 1998. The increase was the result of overall loan growth in the loan portfolios of $526 million from September 30, 1997.
        Non-interest income, excluding net securities gains (losses), increased 31% to $41.2 million. Deposit service charges rose $3.2 million over the prior year to $21.2 million, mortgage banking activities were up $3.0 million to $8.7 million, and commissions and fees were up 14% to $3.2 million. Net securities gains were $3.5 million in 1998 and $568 thousand in 1997.
        Provident's non-interest expense, excluding capital securities and merger related expenses, rose 9.5% in 1998 over 1997. Salaries and employee benefits increased $4.1 million attributable to merit increases, new branches, and incentives associated with increased mortgage originations. Occupancy costs grew $290 thousand or 3.9% over 1997. Total furniture and equipment expense increased $376 thousand due to upgrading of technology in the bank's office automation and branch platform systems. External processing increased $1.2 million due to increased account volumes. All other expenses increased $1.6 million, most of which is associated with increased marketing, advertising and promotional expenses.
        Provident recorded an income tax expense of $14.2 million in 1998 based on pre-tax income of $43.1 million, which represented an effective tax rate of 32.9%. This compares with a 37.6% effective tax rate for 1997. The change is mainly associated with non-deductible merger expenses experienced with the merger of First Citizens Financial Corporation during the third quarter of 1997.

IMPACT OF THE YEAR 2000 ISSUE

        The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.
        The Corporation utilizes a third party processor for the majority of its data processing requirements. Provident is working with this servicer as well as with all of the Corporation's other significant suppliers of data processing software and hardware to neutralize the Year 2000 Issue. In addition, many non-Year 2000 projects have had the effect of eliminating potential problems.
        The Corporation is utilizing both internal and external resources to reprogram, or replace, and test the software and hardware for Year 2000 modifications. As part of the testing, dates greater than December 31, 1999 are entered into systems. No adverse events have been noted during the testing. The Corporation plans to complete the Year 2000 project by June 30, 1999. The total cost of the Year 2000 project is not expected to exceed $1.0 million and is not expected to have a material effect on the results of operations. As of September 30, 1998, the Corporation has incurred approximately $275,000 related to the Year 2000 project. Funding of the Year 2000 project costs will come from normal operating cash flow. Expense associated with the Year 2000 Issue will directly reduce otherwise reported net income of the Corporation in the period incurred.
        The Corporation is also in the process of assessing the Year 2000 readiness of significant customers. This assessment utilizes a due diligence approach to develop general risk control guidelines to assist in identifying material customers, evaluating their preparedness, assessing Year 2000 customer risk and implementing controls to manage the risk.
        The Corporation is developing contingency plans for the processes that may not process information reliably and accurately after December 31, 1999. Based on preliminary planning during the development of the contingency plan, management believes that the Corporation will be able to continue to operate in the Year 2000 even if some systems fail. We believe that the Corporation will be able to operate until normal operations can be restored. These plans include the capability to process off-line and transport the data to our third party processor by the most effective and efficient means available. These procedures could require changing schedules and hiring of temporary staff, which would increase the cost of the operations. Because of a concerted effort between the Corporation and the third party processor, the most reasonably likely worst case Year 2000 scenarios foreseeable at this time would be a temporary malfunction that could be corrected quickly.
        The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

FINANCIAL CONDITION

        Total assets of the Corporation increased $868 million from December 31, 1997 to September 30, 1998 as investments increased $339 million and loan balances increased $425 million. Consumer loans were up $503 million and commercial business loans were up $67 million from December 31, 1997. Real estate construction loans increased $12 million and real estate mortgage loans declined $157 million. The sale of mortgage loans contributed to the decline. Total deposits ended the quarter at $3.2 billion, an increase of $482 million over the December 31, 1997 level. Non-interest bearing deposits increased $14 million from December 31, 1997 while interest bearing deposits increased $467 million. Borrowings increased $363 million from December 31, 1997 ending the quarter at $1.18 billion. In April 1998, the Corporation issued $40 million of trust preferred capital securities, which were outstanding as of September 30, 1998. A subsidiary trust of the Corporation issued these capital securities, and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes.
        The primary source of liquidity at September 30, 1998 were loans held for sale and investments available for sale, which totaled $1.46 billion. This represents 33% of total liabilities compared to 29% at December 31, 1997.
        At quarter-end, the leverage ratio was 7.06% and total stockholders' equity represented 10.18% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 1997, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 19, 1998. The market risk of the Corporation has not experienced any significant changes as of September 30, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 1998.


             PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings - None

     Item 2.  Changes in Securities and Use of Proceeds -  None

     Item 3.  Defaults Upon Senior Securities - None

     Item 4.  Submission of Matters to a Vote of Security Holders - None

     Item 5.  Other Information - None

     Item 6.  Exhibits and Reports on Form 8-K

               (a) The exhibits filed as part of this report are listed below:

               (3.2) Provident Bankshares Corporation Second Amended and Restated Bylaws

               (11)   Statement re: Computation of Per Share Earnings

               (27)   Financial Data Schedule


                 (b) Reports on Form 8-K

                        There were no current reports on Form 8-K filed during the quarter ended September 30, 1998.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



November 13, 1998                      /s/ Peter M. Martin
                                       -------------------
                                       Peter M. Martin
                                       President, Chairman and Chief Executive
                                       Officer



November 13, 1998                      /s/ R. Wayne Hall
                                       -----------------
                                       R. Wayne Hall
                                       Treasurer


                                  EXHIBIT INDEX



Exhibit                  Description                                                     Sequentially Numbered Page
-------                  -----------                                                     --------------------------
 (3.2)                 Provident Bankshares Corporation Second Amended and Restated Bylaws          16

 (11)                  Statement re: Computation of Per Share Earnings                              31

 (27)                  Financial Data Schedule                                                      32
