Form 10-K
period 1998-12-31
PROVIDENT BANKSHARES CORP
filed 1999-03-03
CIK 818969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                    For Fiscal Year Ended December 31, 1998
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d)of the Securities Exchange Act of 1934
                            For the Transition Period

                         Commission File Number 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)


           MARYLAND                                             52-1518642
           --------                                             ----------
(State or Other Jurisdiction of                             (I.R.S. Employer
Incorporation or Organization)                            Identification Number)

              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
              ----------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (410) 277-7000
                                 --------------
              (Registrant's Telephone Number, Including Area Code)


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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X     No
                                        ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes  X     No
                 ---       ---

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of January 28, 1999 was $653,690,817.

At January 28, 1999, the Registrant had 24,289,436 shares of $1.00 par value common stock outstanding.

TABLE OF CONTENTS


                                                                            PAGE

PART I


Item 1. Business                                                               3

Item 2. Properties                                                             4

Item 3. Legal Proceedings                                                      4

Item 4. Submission of Matters to a Vote of Security Holders                    4


PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters  5

Item 6. Selected Financial Data                                                5

Item 7. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                              6

Item 7A. Quantitative and Qualitative Disclosures About Market Risk           25

Item 8. Financial Statements and Supplementary Data                           26

Item 9. Changes in and Disagreements with Accountants on Accounting
        and Financial Disclosure                                              59


PART III

Item 10. Directors and Executive Officers of the Registrant *                 60

Item 11. Executive Compensation *                                             60

Item 12. Security Ownership of Certain Beneficial Owners and Management *     60

Item 13. Certain Relationships and Related Transactions *                     60


PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K      61

Signatures                                                                    62


* Incorporated by reference from Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held April 21, 1999, for which a Proxy Statement will be filed not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I


ITEM 1. BUSINESS

   Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank of Maryland ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1998, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.

   For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 13 through 22.

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

INSURANCE ACTIVITIES

   BankSure Insurance Corporation ("BankSure"), a subsidiary of the Bank, offers insurance products to the Bank's loan customers and thereby enhances the Bank's lending product lines. Provident Investment Center Inc., also a subsidiary of the Bank, offers a variety of life insurance products and services.

EMPLOYEES

   At December 31, 1998, the Corporation and its subsidiaries had 1,414 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

COMPETITION

   The Corporation encounters substantial competition in all areas of its business. There are six commercial banks based in Maryland with deposits in excess of $1 billion. Additionally, there are five banks with deposits in excess of $1 billion operating in Maryland which have headquarters in other states. The Bank also faces competition from savings and loan associations, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual funds and various other financial services firms.

   Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Maryland may occur.

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

   The majority of the Bank's 84 offices are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 12 and leases 72 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

   In 1993, the Bank renewed a long-term agreement to lease a one-story building large enough to consolidate operations and support functions. The Bank currently leases all of the building's 80,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

   Refer to Note 12 of Item 8.--"Financial Statements and Supplementary Data" on page 44.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

   None.

PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ Stock Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 1998 and 1997 is shown in Table 6--Consolidated Quarterly Results of Operations, Market Prices and Dividends contained in Management's Discussion and Analysis (Item 7). At January 28, 1999, there were approximately 3,200 holders of record of the Corporation's common stock.

   For the year 1998, the Corporation declared and paid dividends of $.52 per share of common stock outstanding. See Note 11 of Notes to Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries for a discussion of the effect of the liquidation account of the Bank on the ability of the Corporation to pay dividends. Certain provisions of Maryland banking law impose limitations on the amount of dividends payable by the Corporation, but none is as restrictive as the liquidation account.


ITEM 6. SELECTED FINANCIAL DATA

TABLE 1
                                                                   Year Ended December 31,
------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)    1998         1997(1)          1996          1995           1994
==================================================================================================================
Interest Income (tax-equivalent)             $  319,240    $  280,167      $  248,311    $  224,236     $  172,351
Interest Expense                                187,509       156,718         137,354       122,819         82,254
------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)            131,731       123,449         110,957       101,417         90,097
Provision for Loan Losses                        12,027         9,953          10,011         1,517           (678)
------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
  for Loan Losses                               119,704       113,496         100,946        99,900         90,775
Non-Interest Income                              55,995        41,672          44,509        34,573         29,122
Net Securities Gains (Losses)                     6,749         2,337           5,556        (2,683)           695
Merger Related Expenses (1)                          --        10,047              --            --             --
Non-Interest Expense                            122,914       107,816         110,323        97,416         95,164
------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                       59,534        39,642          40,688        34,374         25,428
Income Tax Expense (tax-equivalent)              20,504        14,683          14,500        12,242          9,263
------------------------------------------------------------------------------------------------------------------
Net Income                                   $   39,030    $   24,959      $   26,188    $   22,132     $   16,165
==================================================================================================================
Per Share Amounts:
  Net Income--Basic                          $     1.60    $     1.05      $     1.12    $      .97     $      .78
  Net Income--Diluted                              1.54          1.01            1.07            92            .73
==================================================================================================================
Cash Dividends Paid                          $      .52    $      .42      $      .33    $      .24     $      .17
==================================================================================================================
Tax-Equivalent Adjustment(2)                 $    1,133    $    1,055      $      832    $      754     $     .417
==================================================================================================================
Total Assets                                 $4,675,897    $3,926,739      $3,485,618    $3,170,390     $2,842,050
Total Stockholders' Equity                      296,077       270,182         238,798       223,048        184,358
Return on Average Assets                            .90%          .68%            .79%          .75%           .66%
Return on Average Equity                          13.99          9.91           11.41         10.88           9.55
Stockholders' Equity to Assets                     6.33          6.88            6.85          7.04           6.49
Average Equity to Average Assets                   6.41          6.89            6.91          6.85           6.95
Dividend Payout Ratio                             33.64         41.51           31.25         26.80          23.38
------------------------------------------------------------------------------------------------------------------

(1) Merger Related Expenses--Exclusive of after tax merger related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.34%, respectively. Basic earnings per share and diluted earnings per share would have been $1.41 and $1.36, respectively.

(2) Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

   The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 1998. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.

   Provident Bankshares Corporation ("the Corporation"), through its wholly owned subsidiary, Provident Bank of Maryland ("the Bank"), offers consumer and commercial banking services. Provident has offices in seven Maryland counties, as well as Baltimore City and southern York County, Pa. The Bank offers related financial services through its wholly owned subsidiaries, including mortgages through Provident Mortgage Corp. (PMC), mutual funds, annuities and insurance products through Provident Investment Center (PIC) and leases through Court Square Leasing and Provident Lease Corp. During 1997, the Corporation acquired First Citizens Financial Corporation and the acquisition was accounted for as a pooling-of-interests. Accordingly, results for the reporting periods have been restated.

   The Corporation recorded net income in 1998 of $39.0 million or $1.54 per share/diluted, a 56% increase over 1997 before adjusting for merger related costs. Adjusting for merger costs, 1997 would have shown net income of $33.6 million and $1.36 per share/diluted, giving 1998 an increase of $5.4 million in net income and $.18 per share/diluted over the prior year. The growth in net earnings was attributable to an $8.2 million rise in net interest income and $18.7 million higher non-interest income offset in part by higher provision for loan losses of $2.1 million and a $5.1 million increase in operating costs, net of merger expenses. These variances are discussed in more detail beginning on the following pages.

RESULTS OF OPERATIONS

NET INTEREST INCOME

   The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with Table 2--"Analysis of Changes in Net Interest Income" and Table 3--"Consolidated Average Balances, Interest Income and Expense and Yields and Rates."

   Tax-equivalent net interest income for 1998 increased $8.3 million, or 6.7%, from 1997 as average earning assets grew $682 million over the prior year. Net interest margin fell by 37 basis points primarily caused by a lower interest rate environment and leveraging of $40 million of trust preferred securities issued during the second quarter of 1998. These securities constitute additional capital for regulatory purposes and provide leveraging opportunities while not increasing shares outstanding.

   Provident's interest income increased $39.1 million, or 13.9%, during the year primarily due to the growth in average earning assets offset in part by a 35 basis point decrease in yield. The decrease in yield was mainly due to a lower rate environment and the leveraging of the trust preferred securities noted above. The increase in average earning assets resulted from a $443 million increase in the loan portfolios, $164 million in investments and $77 million in loans held for sale. Consumer loans grew $518 million while the commercial business portfolio also experienced growth of $32 million. Residential and commercial mortgage loans declined $80 million and $28 million, respectively, due to sales of mortgage loans and prepayments of commercial mortgages. Interest income earned on the loan portfolio increased $26 million reflecting higher loan outstandings. The yield on investments and loans decreased 30 basis points and 37 basis points, respectively. Interest lost from non-accruing loans was $850 thousand compared to $523 thousand in 1997.

   Interest expense increased $30.8 million from 1997 resulting from a $593 million growth in average interest-bearing liabilities. The overall cost of funds remained relatively flat as total interest-bearing liabilities increased 5 basis points mainly due to the use of brokered CDs to fund asset growth. The offset was due to the increase in non-interest bearing liabilities. Excluding the effect of off-balance sheet positions in each year, total costs of interest-bearing liabilities would have increased 14 basis points. The average rate paid on borrowed funds decreased 4 basis points during 1998.

   The increase in average interest-bearing liabilities reflects a $475 million rise in interest-bearing deposits, $396 million of which is associated with brokered deposits and $33 million with money market certificates of deposit. Noninterest-bearing demand deposit accounts grew by $36 million or 20%. The Corporation experienced a $119 million increase in borrowed funds.

   Future growth in net interest income will depend upon consumer and commercial loan demand and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 22 for further discussion of the impact of current trends on net interest income in 1998.

ANALYSIS OF CHANGES IN NET INTEREST INCOME
TABLE 2

                                                 1998/1997                                           1997/1996
                           -------------------------------------------------   ------------------------------------------------
(IN THOUSANDS)                                    VARIANCE DUE TO CHANGE IN                          VARIANCE DUE CHANGE IN
                                             -------------------------------                      -----------------------------
(TAX-EQUIVALENT BASIS)      NET INCREASE/  AVERAGE    AVERAGE    AVERAGE       Net Increase/   Average   Average     Average
                             (DECREASE)     RATE      VOLUME    RATE/VOLUME     (Decrease)      Rate     Volume    Rate/Volume
===============================================================================================================================
INTEREST INCOME FROM:
Loans:
   Consumer                   $ 34,732   $  (5,252)  $ 41,924    $(1,940)        $28,447      $  195      $28,187    $   65
   Commercial Business           1,563      (1,146)     2,836       (127)          1,800        (354)       2,187       (33)
   Real Estate--Construction    (1,131)     (1,139)         9         (1)            394         293           99         2
   Real Estate--Mortgage        (9,216)       (687)    (8,647)       118           4,414         627        3,736        51
Mortgage Loans Held for Sale     5,161        (211)     5,801       (429)         (2,099)        206       (2,213)      (92)
Other Short-Term Investments       (28)         18        (43)        (3)           (175)        (47)        (143)       15
U.S. Treasury and Government
  Agencies and Corporations     (3,134)        144     (3,206)       (72)           (995)        258       (1,211)      (42)
Mortgage-Backed Securities       9,827      (2,827)    13,234       (580)          1,127       2,227       (1,063)      (37)
Municipal Securities               285         (40)       334         (9)            514         (43)         582       (25)
Other Debt Securities            1,014        (230)     1,384       (140)         (1,287)        175       (1,394)      (68)
Equity Securities                   --          --         --         --            (284)         --         (284)       --
------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income        39,073     (12,498)    53,979     (2,408)         31,856       4,873       26,464       519
------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE ON:

Demand/Money Market Deposits     2,429         625      1,710         94             338        (287)         642       (17)
Savings Deposits                (1,639)     (1,559)       (87)         7           3,350       3,407          (48)       (9)
Certificates of Deposit         20,494        (236)    20,802        (72)         14,424      (1,022)      15,747      (301)
Individual Retirement Accounts   3,027         105      2,874         48             156        (159)         323        (8)
Short-Term Borrowings          (11,289)       (943)   (10,697)       351            (865)        999       (1,803)      (61)
Long-Term Debt                  17,769        (498)    18,690       (423)          1,961         332        1,602        27
------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense       30,791       1,422     29,105        264          19,364       5,063       13,793       508
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income           $  8,282    $(13,920)  $ 24,874    $(2,672)        $12,492     $  (190)     $12,671    $   11
===============================================================================================================================

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


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES

Provident Bankshares Corporation and Subsidiaries
TABLE 3

                                                     1998                               1997
---------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)               AVERAGE     INCOME/       YIELD/      Average      Income/      Yield/
(TAX-EQUIVALENT BASIS)               BALANCE     EXPENSE       RATE        Balance      Expense       Rate
===============================================================================================================
ASSETS
INTEREST-EARNING ASSETS:
Loans: (2)
   Consumer                         $1,920,378   $148,228      7.72%      $1,402,359     $113,496      8.09%
   Commercial Business                 325,209     27,170      8.35          292,788       25,607      8.75
   Real Estate--Construction           125,650     11,837      9.42          125,565       12,968     10.33
   Real Estate--Mortgage               517,068     41,011      7.93          624,604       50,227      8.04
                                    ----------   --------                 ----------      -------
      Total Loans (1)                2,888,305    228,246      7.90        2,445,316      202,298      8.27
                                    ----------   --------                 ----------      -------
Mortgage Loans Held for Sale           114,284      8,012      7.01           37,662        2,851      7.57
Federal Funds Sold and Securities
  Purchased Under Resale Agreements         --         --        --               --           --        --
Other Short-Term Investments             5,043        235      4.66            6,023          263      4.37
US Treasury and Government
  Agencies and Corporations             45,526      3,303      7.26           90,709        6,437      7.10
Corporate Securities                        --         --        --               --           --        --
Mortgage-Backed Securities           1,101,684     74,358      6.75          914,196       64,531      7.06
Municipal Securities                    23,036      1,797      7.80           18,875        1,512      8.01
Other Debt Securities                   45,307      3,289      7.26           28,174        2,275      8.07
Equity Securities                           --         --        --               --           --        --
                                    ----------    -------                 ----------      -------
     Total Investment Securities(2)  1,215,553     82,747      6.81        1,051,954       74,755      7.11
                                    ----------    -------                 ----------      -------
     Total Interest-Earning Assets   4,223,185    319,240      7.56        3,540,955      280,167      7.91
                                    ----------    -------                 ----------      -------
Less: Allowance for Loan Losses        (38,831)                              (33,017)
Cash and Due From Banks                 60,562                                57,923
Other Assets                           105,659                                89,650
                                    ----------                            ----------
Total Assets                        $4,350,575                            $3,655,511
                                    ==========                            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Demand/Money Market Deposits        $  463,874     13,776      2.97       $  403,128       11,347      2.81
Savings Deposits                       617,643     18,811      3.05          620,267       20,450      3.30
Certificates of Deposit              1,559,985     88,411      5.67        1,194,202       67,917      5.69
Individual Retirement Accounts         162,088      9,317      5.75          111,252        6,290      5.65
Short-Term Borrowings                  317,424     17,448      5.50          505,640       28,737      5.68
Long-Term Debt                         667,752     39,746      5.95          360,862       21,977      6.09
                                    ----------    -------                 ----------      -------
     Total Interest-Bearing
      Liabilities                    3,788,766    187,509      4.95        3,195,351      156,718      4.90
                                    ----------    -------                 ----------      -------
Noninterest-Bearing Demand Deposits    212,339                               176,645
Other Liabilities                       42,608                                31,555
Capital Securities                      27,873                                    --
Stockholders' Equity                   278,989                               251,960
                                    ----------                            ----------
Total Liabilities and Stockholders'
  Equity                            $4,350,575                            $3,655,511
                                    ==========                            ==========
Net Interest-Earning Assets         $  434,419                            $  345,604
                                    ==========                            ==========
Net Interest Income (tax-equivalent)              131,731                                 123,449
Less: Tax-Equivalent Adjustment                    (1,133)                                 (1,055)
                                                 --------                                --------
Net Interest Income                              $130,598                                $122,394
                                                 ========                                ========
Net Yield on Interest-Earning
  Assets (tax-equivalent)                                      3.12%                                   3.49%

(1) Average loan balances include non-accrual loans.
(2) Tax advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 39.55%.


                1996                                    1995                                1994
------------------------------------------------------------------------------------------------------------------
Average      Income/     Yield/         Average      Income/     Yield/       Average      Income/      Yield/
Balance      Expense      Rate          Balance      Expense     Rate         Balance      Expense      Rate
==================================================================================================================
$1,053,279   $ 85,049     8.07%       $  678,734    $  56,566     8.33%      $  525,796    $  40,925     7.78%
   268,158     23,807     8.88           194,094       18,653     9.61          176,511       15,109     8.56
   124,584     12,574    10.09            85,277        9,297    10.90           91,299        8,430     9.23
   577,515     45,813     7.93           864,852       67,286     7.78          806,403       60,475     7.50
----------   --------                 ----------    ---------                ----------    ---------
 2,023,536    167,243     8.26         1,822,957      151,802     8.33        1,600,009      124,939     7.81
----------   --------                 ----------    ---------                ----------    ---------
    68,112      4,950     7.27            68,920        5,228     7.59           93,133        6,489     6.97

        --         --       --                --           --       --              565           18     3.19
     8,949        438     4.89             7,496          421     5.62              323           17     5.26
   108,368      7,432     6.86            80,488        5,280     6.56           67,555        4,292     6.35
        --         --       --                --            --      --           19,961        1,414     7.08
   929,786     63,404     6.82           753,963        52,502    6.96          534,685       34,914     6.53
    11,917        998     8.37             8,634           743    8.61            3,371          268     7.95
    46,277      3,562     7.70           109,308         8,260    7.56               --           --       --
     2,983        284     9.52                --            --      --               --           --       --
----------   --------                 ----------     ---------               ----------    ---------
 1,099,331     75,680     6.88           952,393        66,785    7.01          625,572       40,888     6.54
----------   --------                 ----------     ---------               ----------    ---------
 3,199,928    248,311     7.76         2,851,766       224,236    7.86        2,319,602      172,351     7.43
----------   --------                 ----------     ---------               ----------    ---------
   (27,985)                              (27,299)                               (28,753)
    55,568                                53,379                                 44,797
    92,621                                90,322                                 97,784
----------                            ----------                             ----------
$3,320,132                            $2,968,168                             $2,433,430
==========                            ==========                             ==========

$  380,913     11,009     2.89        $  323,836        11,118    3.43       $  356,642       10,011     2.81
   621,995     17,100     2.75           636,908        15,442    2.42          646,063       18,618     2.88
   922,616     53,493     5.80           776,089        45,272    5.83          553,399       25,402     4.59
   105,680      6,134     5.80           106,370         6,384    6.00          103,671        5,655     5.45
   538,434     29,602     5.50           498,399        29,569    5.93          269,968       12,663     4.69
   334,120     20,016     5.99           261,295        15,034    5.75          205,795        9,905     4.81
----------   --------                 ----------     ---------                ----------    ---------
 2,903,758    137,354     4.73         2,602,897       122,819    4.72        2,135,538       82,254     3.85
----------   --------                 ----------     ---------                ----------    ---------
   158,635                               129,740                                107,112
    28,253                                32,064                                 21,549
        --                                    --                                     --
   229,486                               203,467                                169,231
----------                            ----------                             ----------
$3,320,132                            $2,968,168                             $2,433,430
==========                            ==========                             ==========
$  296,170                            $  248,869                             $  184,064
==========                            ==========                             ==========
              110,957                                  101,417                                90,097
                 (832)                                    (754)                                 (417)
             --------                                 --------                             ---------
             $110,125                                 $100,663                             $  89,680
             ========                                 ========                             =========
                          3.47%                                   3.56%                                  3.88%

PROVISION FOR LOAN LOSSES

   The provision for loan losses, net of the merger related portion, increased $4.7 million to $12.0 million in 1998. The increase in the provision was mainly due to loan growth and to more fully provide for an adverse decision in a lawsuit relating to a letter of credit (see Note 12). The Corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.

   Net charge-offs were $6.15 million in 1998 compared to $3.45 million in 1997. Net charge-offs as a percentage of average loans was .21% in 1998 compared to
 .14% in 1997. Non-accrual loans ended the year at $11.5 million or .37% of loans outstanding, an increase of $1.7 million from December 31, 1997. This rise is associated with a $428 million increase in period end loan balances.

   A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 16 and 19.

NON-INTEREST INCOME

   Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. Total non-interest income increased 42.6% to $62.7 million. Excluding net securities gains (losses), non-interest income increased $14.3 million or 34.4%.

   Table 4 presents a comparative summary of the major components of non-interest income.


NON-INTEREST INCOME SUMMARY
TABLE 4

(IN THOUSANDS)                             1998          1997         1996          1995        1994
=======================================================================================================
Service Charges on Deposit Accounts     $29,260       $24,432      $19,262       $13,685    $  8,734
Mortgage Banking Activities              11,485         6,845       14,895         9,806      14,696
Commissions and Fees                      4,209         3,705        3,229         2,101       3,223
Other Loan Fees                           5,104         2,147        1,872         1,208       1,261
Interest Income on Tax Refund                --            --           --         5,796          --
Other Non-Interest Income                 5,937         4,543        5,251         1,977       1,208
-------------------------------------------------------------------------------------------------------
  Subtotal                               55,995        41,672       44,509        34,573      29,122
Net Securities Gains (Losses)             6,749         2,337        5,556        (2,683)        695
-------------------------------------------------------------------------------------------------------
  Total Non-Interest Income             $62,744       $44,009      $50,065       $31,890     $29,817
=======================================================================================================


   Deposit service charges rose 20% over the prior year due to a $4.1 million increase in retail demand deposit service fees and a $439 thousand increase in commercial deposit fees. Interest-bearing demand/money market deposits grew $96 million or 23% over last year while noninterest-bearing deposits increased $56 million or 28%. These increases are the result of continued promotion and sales efforts of retail deposit products.

   Income from mortgage banking activities rose $4.6 million, $1.9 million due to higher gains and $3.0 million from higher origination income offset in part by $238 thousand in lower servicing income. Mortgage originations during the year increased $659 million to $1.1 billion.

   Provident Investment Center (PIC), a wholly owned subsidiary of the Bank, offers annuities and mutual funds through an affiliation with a securities broker-dealer. For the year 1998, income associated with these products increased by $145 thousand to $2.35 million. This increase is attributed to continued sales efforts towards these products.

   Other non-interest income increased $4.4 million over 1997. This increase is primarily due to commercial loan fees tied to an increase in loan volumes and higher prepayment penalties. Cardholder income increased $915 thousand associated with higher usage and gain on sale of fixed assets increased $471 thousand due to sale of a bank building.

NON-INTEREST EXPENSE

   Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $123 million represented a $15 million increase from 1997 expenses adjusted for merger related items.

   Table 5 presents a comparative summary of the major components of non-interest expense.


NON-INTEREST EXPENSE SUMMARY
TABLE 5

(IN THOUSANDS)                             1998          1997         1996          1995        1994
======================================================================================================
Salaries and Employee Benefits        $  61,649     $  54,107    $  55,406       $50,875     $51,149
Occupancy Expense, Net                   10,349        10,018        9,317         8,914       8,305
Furniture and Equipment                   8,123         7,354        7,036         6,625       5,486
External Processing Fees                 14,006        12,374       10,929         7,784       6,729
Advertising and Promotion                 7,171         5,678        5,986         5,562       5,042
Communication and Postage                 4,376         3,693        3,861         3,050       2,702
Printing and Supplies                     2,502         2,277        2,351         2,032       1,586
Federal Insurance Fund Recapitalization      --            --        3,029            --          --
Regulatory Fees                             939         1,016        1,699         3,095       4,357
Professional Services                     2,413         2,762        3,000         2,621       2,590
Merger Related Expenses                      --        10,047           --            --          --
Capital Securities Expenses               2,359            --           --            --          --
Other Non-Interest Expense                9,027         8,537        7,709         6,858       6,675
------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense          $122,914      $117,863     $110,323       $97,416     $94,621
======================================================================================================


   Salaries and benefits increased $7.5 million during the year. Compensation increased $6.5 million while benefits were up $1.0 million. The rise in these categories is attributable to higher commissions and incentives of $1.3 million related mainly to increased mortgage business. Regular salaries rose $5.2 million mainly attributable to merit increases, increased staffing and recognition of expenses related to lending activities. Full-time equivalent employees for the year were 1,414 compared to 1,235 last year. Occupancy costs rose $331 thousand or 3.3% over last year. This increase is mainly due to additional rent and leasehold improvements as the branch network increased to 68 branches in 1998. Total furniture and equipment expense increased $769 thousand due to upgrading of technology in the Bank's office automation and branch platform systems.

   External processing increased $1.6 million, or 13.2%, associated with 14.7% increase in account volume. The year 1998 includes capital securities expense of $2.4 million associated with the $40 million trust preferred securities offering during the second quarter of 1998. All other non-interest expenses were up by $2.5 million from 1997. This increase is connected to higher marketing expenses of $1.5 million and communication and postage expenses of $684 thousand resulting from the branch network acquired in the merger of First Citizens Financial Corporation Savings Bank, and higher employment advertising costs of $390 thousand.

IMPACT OF THE YEAR 2000 ISSUE

   Management initiated the process of preparing computer systems and applications for the Year 2000 in September 1996. The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.

   The Corporation is currently in the testing phase using both internal and external resources to test the software and hardware for Year 2000 compliance. The Corporation plans to finish testing by June 30, 1999 and intends to reprogram, or replace, software and hardware, to the extent necessary. Testing to date has not led to any adverse events. The Corporation intends to be Year 2000 compliant by June 30, 1999.

   The Corporation relies on M & I Services, a third party processor for the majority of its data processing requirements. Provident is working with all of its significant data processing software and hardware suppliers, to make certain they will be Year 2000 compliant. A due diligence approach is being used to develop general risk control guidelines to assist in identifying material customers, evaluating their preparedness, assessing Year 2000 customer risk and implementing controls to manage the risk.

   The total costs associated with becoming Year 2000 compliant are expected to be less than $1.0 million and are not expected to have a material effect on the results of operations. As of December 31, 1998, the Corporation had spent approximately $530 thousand to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Corporation in the period incurred.

   As a precaution, the Corporation has developed a contingency plan in case it is not completely Year 2000 compliant after December 31, 1999. Management believes the contingency plan will permit Provident, even if some of its systems fail, to continue to operate until normal operations can be restored. These plans include the capability to process off-line and transport the data to our third party processor by the most effective and efficient means available. These procedures could require changing schedules and hiring of temporary staff, which would increase the cost of the operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Bank temporarily not being able to process, in some combination, various types of customer transactions. Despite Provident's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving Year 2000 issues. Under the unlikely scenario that required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, normal business operations could be disrupted. In addition, noncompliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on the Corporation.

   The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

INCOME TAXES

   Provident recorded income tax expense of $19.4 million on pre-tax income of $58.4 million for an effective tax rate of 33.2%. This compares with a 35.3% effective tax rate for 1997. This decrease is related to permanent tax differences associated with the merger of First Citizens Financial Corporation during 1997.

FOURTH QUARTER RESULTS

   Provident recorded net income of $10.1 million, or $.40 per share on a diluted basis, in the fourth quarter of 1998, an increase of $1.1 million, or 12.1%, over the $9.0 million, or $.35 per share on a diluted basis, recorded in the same period last year. The higher earnings are principally due to a 10.3% increase in tax-equivalent net interest income and higher non-interest income. A higher loan loss provision and a rise in operating expenses partially offset these increases.

   Tax-equivalent net interest income in the fourth quarter rose $3.2 million to $34.3 million as the net interest margin declined 40 basis points to 2.99% and average earning assets grew $902 million to $4.55 billion. The decrease in the net interest margin primarily reflected a flatter yield curve along with a lower rate environment as yield on earning assets declined more than the drop in the costs of funds.

   The Corporation recorded a provision for loan losses of $3.8 million during the quarter to provide for loan growth in the portfolio as well as to more fully provide for an adverse decision in a lawsuit relating to a letter of credit (see
Note 12).

   Non-interest income increased 49.1 percent to $18.0 million. The increase is derived from fee-based services as a result of higher account volumes, increased mortgage banking business, security gains and increased loan fees. Fee income from deposit accounts increased $1.6 million and net security gains increased $1.5 million. Mortgage banking income increased $1.6 million as originations were $361 million compared to $142 million for the same period in 1997 and loan fees increased $860 thousand.

   Non-interest expense increased $5.9 million to $33.0 million. Compensation and benefits increased $3.4 million much of which is associated with increased mortgage business. Furniture and equipment expense was $393 thousand higher due to network expansion and upgrading of branch technology. External processing fees increased $411 thousand which is associated with increased account volume. Marketing expense and communication and postage expense rose $443 thousand mainly related to market expansion associated with the merger in 1997. The issuance of $40 million trust preferred securities during the second quarter of 1998 resulted in $830 thousand of expenses in the fourth quarter of 1998.

   Table 6 presents quarterly trend data for 1998 and 1997.


CONSOLIDATED QUARTERLY RESULTS OF OPERATIONS, MARKET PRICES AND DIVIDENDS (UNAUDITED)
TABLE 6


                                                              1998                                         1997
-----------------------------------------------------------------------------------------------------------------------------------
                                           FOURTH      THIRD      SECOND      FIRST       Fourth     Third      Second      First
(IN THOUSANDS, EXCEPT PER SHARE DATA)     QUARTER     QUARTER     QUARTER    QUARTER      Quarter   Quarter(1)  Quarter    Quarter
===================================================================================================================================
Interest Income                           $83,649     $83,478     $77,284    $73,696      $72,043    $71,475     $69,106   $66,488
Interest Expense                           49,632      50,827      45,094     41,956       41,250     39,912      38,623    36,933
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                        34,017      32,651      32,190     31,740       30,793     31,563      30,483    29,555
Provision for Loan Losses                   3,783       2,195       3,074      2,975        2,736      4,330       2,053       834
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses                30,234      30,456      29,116     28,765       28,057     27,233      28,430    28,721
Non-Interest Income                        14,810      14,360      15,266     11,559       10,328     10,479      10,598    10,267
Net Securities Gains                        3,228       1,587         725      1,209        1,769        230         267        71
Merger Related Expenses (1)                    --          --          --         --           --     10,047          --        --
Non-Interest Expense                       33,013      31,619      30,661     27,621       27,118     26,987      26,909    26,802
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                 15,259      14,784      14,446     13,912       13,036        908      12,386    12,257
Income Tax Expense                          5,159       4,884       4,721      4,607        4,026        882       4,392     4,328
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                $10,100    $  9,900    $  9,725   $  9,305     $  9,010    $    26    $  7,994   $ 7,929
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts: (1)
Net Income--Basic                         $   .41    $    .40    $    .40   $   .38      $    .38    $   .00    $    .34   $   .33
Net Income--Diluted                       $   .40    $    .39    $    .38   $   .37      $    .35    $   .00    $    .33   $   .32
Market Prices: High                         27.75       29.88       34.13     34.28         30.59      28.39       19.83     19.44
               Low                          20.00       22.06       28.88     28.33         22.86      19.70       16.19     17.45
Cash Dividends Paid                          .140        .135        .124      .119          .115       .110        .100      .095
===================================================================================================================================
(1)  Merger Related Expenses--Exclusive of $8.6 million after tax-merger related expenses, incurred during the third quarter of
     1997, net income would have been $8.7 million. The third quarter basic and diluted earnings per share would have been $.36.


FINANCIAL CONDITION

SOURCE AND USE OF FUNDS

DEPOSITS

   A major portion of Provident's funding comes from core deposits which consists of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 68 branch banking locations. At December 31, 1998, core deposits represented 63% of total deposits and 49% of total liabilities. Provident's future funding growth is expected to be generated from deposit growth through strategies outlined below.

   The branch network strategy includes traditional full service branch locations supplemented with in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank of Maryland as of December 31, 1998 had 50 traditional branch locations and 18 in-store branches. The Corporation has an agreement with Rich Food Corporation to operate branches in their Metro and Basic supermarkets in the Baltimore metropolitan area. Provident will selectively look for additional branch opportunities complementary to existing locations when the cost of entry is reasonable. The Corporation has five additional in-store branches and one new traditional branch planned for 1999. Provident continues to attract increased commercial and retail deposits. Interest-bearing demand/money market deposit balances at December 31, 1998 were up $95.6 million, or 22.8%, compared to year-end 1997. The Bank also operates seven Fast'n Friendly Check Cashing centers. The purpose of the check cashing centers is to offer alternative banking services to a segment of our market place that does not utilize traditional banking services. The Corporation has one new center planned for 1999.

   The table below presents the average deposit balances and rates paid for the five years ended December 31, 1998.


AVERAGE DEPOSITS
TABLE 7
                                       1998                1997               1996              1995                1994
-------------------------------------------------------------------------------------------------------------------------------
                                 AVERAGE   AVERAGE   Average  Average   Average   Average  Average   Average  Average  Average
(DOLLARS IN THOUSANDS)           BALANCE    RATE     Balance   Rate     Balance     Rate   Balance    Rate    Balance    Rate
===============================================================================================================================
Noninterest-Bearing            $  212,339      --% $  176,645    --%  $  158,635     --%  $  129,740    --%  $  107,112    --%
Money Market/Demand               463,874    2.97     403,128  2.81      380,913   2.89      323,836  3.43      356,642  2.81
Savings                           617,643    3.05     620,267  3.30      621,995   2.75      636,908  2.42      646,063  2.88
Time:
 Certificates of Deposit        1,559,985    5.67   1,194,202  5.69      922,616   5.80      776,089  5.83      553,399  4.59
 Individual Retirement
   Accounts                       162,088    5.75     111,252  5.65      105,680   5.80      106,370  6.00      103,671  5.45
                               ----------          ----------         ----------          ----------         ----------
    Total Average Balance/Rate $3,015,929    4.32% $2,505,494  4.23%  $2,189,839   4.01%  $1,972,943  3.96%  $1,766,887  3.38%
                               ==========          ==========         ==========          ==========         ==========
    Total Year-End Balance     $3,419,557          $2,754,515         $2,286,144          $2,056,436         $1,905,584
                               ==========          ==========         ==========          ==========         ==========


   As the table above indicates, Provident has a stable base of consumer savings deposits. During 1998, average deposits grew $510 million, or 20.4%, compared to 1997. Average money market/demand deposits and noninterest-bearing deposits increased $96.4 million or 16.6%. This growth reflects Provident's emphasis on full banking relationships with its retail and commercial customers. Average time deposits increased $417 million, or 32%, $396 million of which is attributable to brokered deposits and $33 million in money market certificates of deposit. Brokered deposits, often a cheaper source of funds compared to other available sources of borrowed money such as Federal Home Loan Bank Advances and repurchase agreements, are used to match fund investments and acquired loans.

   The table below presents information at December 31, 1998, with respect to the maturity of Certificates of Deposit of $100,000 or more.


DEPOSIT MATURITIES
TABLE 8

                                                     Maturities
                                 --------------------------------------------------
                                                 Over Three    Over Six
                                  Three Months    Months to    Months to   Over 12
(DOLLARS IN THOUSANDS)               or Less     Six Months    12 Months    Months   Total
============================================================================================
Balance                              $82,248       $46,272      $41,377    $29,561  $199,458

Percent of Total                        41.2%         23.2%        20.8%      14.8%    100.0%


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

   Financial Accounting Standards require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 1998, there were $5.1 million in commercial loans considered to be impaired.

LOANS

   Provident offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in Table 9, the mix of loans outstanding has shifted to more consumer orientation over the past five years. Of the total loans, $1.9 billion, or 60%, are secured by residential real estate including first and second mortgages, and home equity loans.

   Provident's residential mortgage lending includes the origination, sale and servicing of fixed and variable rate mortgage loans. Loans are originated through the loan production offices of Provident Mortgage Corp. Financial Accounting Standards for mortgage banking enterprises that acquire mortgage servicing rights, and sell or securitize those loans with servicing retained, require the allocation of the cost of the mortgage loans to the mortgage servicing rights and the loans. Mortgage origination activity in 1998 showed a significant increase as originations totaled $1.1 billion in 1998 compared to $376 million in 1997. During 1998, income from the sale of loans was $5.7 million. The mortgage servicing portfolio ended the year at $653 million. The residential real estate mortgage loan balance at December 31, 1998 was $238 million compared to $362 million at the end of the prior year.

   The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.


LOAN PORTFOLIO SUMMARY
TABLE 9

(DOLLARS IN THOUSANDS)              1998      %          1997      %          1996      %           1995      %         1994     %
====================================================================================================================================
Consumer                      $2,154,557    69.5%  $1,667,094    61.7%  $1,211,971     54.0%  $  852,605    48.6%  $  540,141  31.6%
Commercial Business              375,930    12.1      288,289    10.7      294,844     13.1      238,667    13.6      199,469  11.7
Real Estate--Construction:
   Residential                    89,777     2.9       99,926     3.7      112,072      5.0       76,092     4.3       61,104   3.6
   Commercial                     34,668     1.1       25,154      .9        9,470       .4       19,444     1.1       26,869   1.6
Real Estate--Mortgage:
   Residential                   238,282     7.7      362,012    13.4      355,566     15.8      332,940    19.1      655,052  38.3
   Commercial                    206,997     6.7      258,593     9.6      263,950     11.7      233,103    13.3      224,754  13.2
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                   $3,100,211   100.0%  $2,701,068   100.0%  $2,247,873    100.0%  $1,752,851   100.0%  $1,707,389 100.0%
====================================================================================================================================

   Provident offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. Provident's portfolio of acquired loans increased $522 million on average, ending the year at $1.36 billion, and is predominately comprised of second mortgages.

   Consumer loan balances through credits originated by Provident decreased $4 million on average during 1998, ending the year with a balance of $798 million. Most of the automobile loans are made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Auto loans made through this network of dealerships ended the year at $306 million. Marine loan balances ended 1998 with $179 million, and were produced primarily through correspondent brokers. Home equity lines of credit totaled $189 million at the end of 1998 while direct second mortgage loans ended the year at $78 million.

   Provident's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Average commercial real estate mortgage loans decreased $28 million or 10.6% while average commercial construction loans increased $10.9 million or 77%. Average residential construction loans decreased $10.9 million or 9.7% to end the year at $90 million.

   Provident's commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Average commercial loans grew by $32 million, or 11.1%, ending the year at $376 million. Provident has minimal exposure to highly leveraged transactions ("HLTs"). HLTs are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower's liabilities. HLTs totaled $53.7 million as of year-end, and all are performing in accordance with their contractual terms.

NON-PERFORMING ASSETS AND PAST DUE LOANS

   Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. The Corporation does not place consumer loans on non-accrual status as delinquent consumer loan outstandings and any uncollected interest are generally charged-off at the time they would be placed on non-accrual status. Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans increased $1.7 million, mainly in the residential construction portfolio. The increase in past due consumer loans is a result of a $487 million, or 29%, growth in the consumer loan portfolio, the majority of which is secured by residential real estate. As of December 31, 1998, non-performing assets and past due loans ended the year at $16.4 million and $28.0 million, respectively. (See the discussion under Loans.) The $8.8 million in past due residential mortgage loans are guaranteed or insured by an agency of the United States government and no significant loss is anticipated. The ratio of total non-performing loans to year-end loans remained relatively flat as 1998 ended at .37% compared to .36% at the end of 1997.

   Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.


                                                                         Year Ended
       (IN THOUSANDS)                                                 December 31, 1998
       =================================================================================
       Gross interest income that would have been recorded
         had such loans been paid in accordance with original terms          $1,158
       Interest income actually recorded                                        308



NON-PERFORMING ASSETS AND PAST DUE LOANS
TABLE 10

                                                          December 31,
-----------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                    1998        1997       1996        1995        1994
===============================================================================================
Non-Accrual Loans:
  Consumer(1)                           $    --    $    --    $ 9,809     $ 4,868     $ 1,533
  Commercial Business                     3,550      2,917        539         246       1,450
  Real Estate -- Construction:
    Residential                           1,570         --         37          --          --
    Commercial                               --         --         --          80       9,349
  Real Estate -- Mortgage:
    Residential                           6,397      6,937      4,372       3,785       4,054
    Commercial                               --         --        125       1,327          --
-----------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                11,517      9,854     14,882      10,306      16,386
-----------------------------------------------------------------------------------------------
Renegotiated Loans:
  Real Estate -- Construction:
    Residential                              --         --         --          --          --
    Commercial                               --         --         --       2,575          --
  Real Estate -- Mortgage:
    Residential                              --         --         --          --          --
    Commercial                               --         --      3,942       2,900       2,813
-----------------------------------------------------------------------------------------------
  Total Renegotiated Loans                   --         --      3,942       5,475       2,813
-----------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Real Estate -- Construction:
    Residential                             454        454        132       6,580      11,824
    Commercial                               --         --      9,571       7,122       4,223
  Real Estate -- Mortgage:
    Residential                           2,554      2,367        903         246         116
    Commercial                            1,900         --         --         939         177
-----------------------------------------------------------------------------------------------
   Total Other Non-Performing Assets      4,908      2,821     10,606      14,887      16,340
-----------------------------------------------------------------------------------------------
Total Non-Performing Assets             $16,425    $12,675    $29,430     $30,668     $35,539
===============================================================================================
Past Due Loans:
  Consumer(1)                           $19,187    $14,371    $   237     $   559     $   270
  Commercial Business                        --        126         --          --          --
  Real Estate -- Construction:
    Residential                              --        133         --          --          --
    Commercial                               --         --         --          --          --
  Real Estate -- Mortgage:
    Residential                           8,806     10,646      7,823       5,072         424
    Commercial                               --         --         --          --          --
-----------------------------------------------------------------------------------------------
  Total Past Due Loans                  $27,993    $25,276    $ 8,060     $ 5,631     $   694
===============================================================================================
Ratios:
  Total Non-Performing
   Loans to Year-End Loans                  .37%       .36%       .84%        .90%       1.12%
  Total Non-Performing Assets
   to Year-End Assets                       .35        .32        .84         .97        1.25
-----------------------------------------------------------------------------------------------

(1) Prior to 1997, consumer loans were generally placed into non-accrual status at 90 days past due and subsequently charged off. Beginning in 1997, consumer loans are not placed in non-accrual status but are generally charged-off at 120 days past due for installment loans and 180 days for revolving loans. This was done to conform to standard industry practice.

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


   The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

LOAN LOSS EXPERIENCE SUMMARY
TABLE 11

(DOLLARS IN THOUSANDS)                   1998           1997          1996          1995            1994
----------------------------------------------------------------------------------------------------------
Balance at Beginning of Year       $   36,861     $   30,361    $   27,524    $   27,137      $   29,825
Provision for Loan Losses              12,027          9,953        10,011         1,517            (678)
Loans Charged-off:
   Consumer                             4,550          3,641         2,888         1,642           1,485
   Commercial Business                  1,031            143         5,170           310             204
   Real Estate--Construction:
      Residential                         593            305            37            33              --
      Commercial                           25             37             8            --           1,167
   Real Estate--Mortgage:
      Residential                         258            289           360            73              53
      Commercial                        1,281            798           399            76           1,088
----------------------------------------------------------------------------------------------------------
   Total Charge-offs                    7,738          5,213         8,862         2,134           3,997
----------------------------------------------------------------------------------------------------------
Recoveries:
   Consumer                               970            871           826           917           1,225
   Commercial Business                    109            882           801            72             376
   Real Estate--Construction:
      Residential                          68             --            --            --              --
      Commercial                           16              1            16            --             385
   Real Estate--Mortgage:
      Residential                          11              1            45            13               1
      Commercial                          415              5            --             2              --
----------------------------------------------------------------------------------------------------------
   Total Recoveries                     1,589          1,760         1,688         1,004           1,987
----------------------------------------------------------------------------------------------------------
Net Loans Charged-off                   6,149          3,453         7,174         1,130           2,010
==========================================================================================================
Balance at End of Year             $   42,739     $   36,861    $   30,361    $   27,524      $   27,137
==========================================================================================================
Balances:
   Loans--Year-End                 $3,100,211     $2,701,068    $2,247,873    $1,752,851      $1,707,389
   Loans--Average                   2,888,305      2,445,316     2,023,536     1,822,957       1,600,009
Ratios:
   Net Loans Charged-off to Average
    Loans                                 .21%           .14%          .35%          .06%            .13%
   Allowance for Loan Losses to
     Year-End Loans                      1.38           1.36          1.35          1.57            1.59
----------------------------------------------------------------------------------------------------------

   The continued emphasis on loan quality and close monitoring of potential problem credits has resulted in a strong credit portfolio. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, loan loss provisions in the form of charges to operations, are made to bring the allowance up to a level management believes is adequate.

   An analysis of the loan portfolio was performed at December 31, 1998, and expected losses have been provided for in the allowance for loan losses. During 1998, the loan loss allowance increased $5.9 million to $42.7 million at year-end. The allowance as a percentage of total loans was 1.38% at December 31, 1998 compared to 1.36% at December 31, 1997. In April of 1997, a judgment stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit in 1989 was entered against Provident in the amount of $5.2 million, exclusive of post-judgment interest. This decision reversed an earlier court holding in favor of Provident. The Bank appealed the decision. During the fourth quarter of 1998, the appellate court upheld the lower court decision. Payment was made in January 1999. If this payment had been made by December 31, 1998, this ratio would have been 1.21%. The allowance for loan losses as a percentage of non-accrual loans was 371% at December 31, 1998, compared to 374% the prior year. The portion of the allowance which is allocated to non-accrual loans is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

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


ALLOCATION OF ALLOWANCE FOR LOAN LOSSES
TABLE 12

(IN THOUSANDS)                      1998           1997          1996          1995            1994
=======================================================================================================
Consumer                           $  6,057      $  3,390      $  4,572      $  1,995        $   708
Commercial Business                  11,042         8,376         3,120         2,527          2,579
Real Estate--Construction:
  Residential                         1,638         1,585         1,408         2,697          2,305
  Commercial                            439           384           883           545          3,143
Real Estate--Mortgage:
  Residential                           634           592           998         1,390          1,048
  Commercial                          1,863         2,486         2,704         3,803          3,054
Unallocated                          21,066        20,048        16,676        14,567         14,300
-------------------------------------------------------------------------------------------------------
  Total Allowance for Loan Losses  $ 42,739      $ 36,861      $ 30,361      $ 27,524        $27,137
=======================================================================================================


INVESTMENT SECURITIES

   Provident's investment activities include management of the $1.2 billion investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipal securities and other debt securities. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.


   The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

INVESTMENT SECURITIES SUMMARY
TABLE 13

(DOLLARS IN THOUSANDS)            1998        %          1997      %          1996      %           1995      %         1994     %
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
    Agencies and Corporations   $   42,293    3.5%     $ 55,576    5.7%  $   71,882      6.8%  $   67,833     5.8% $ 33,156     3.5%
  Mortgage-Backed Securities       992,089   82.8       885,491   90.0      847,194     80.4      939,382    80.4   296,382    31.2
  Municipal Securities              27,732    2.3        19,391    2.0       19,091      1.8       11,981     1.0        --      --
  Other Debt Securities            136,397   11.4        22,783    2.3       29,987      2.8       76,073     6.5   100,531    10.6
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities
      Available for Sale         1,198,511  100.0       983,241  100.0      968,154     91.8    1,095,269    93.7   430,069    45.3
------------------------------------------------------------------------------------------------------------------------------------
SECURITIES HELD TO MATURITY
  U.S. Treasury and Government
    Agencies and Corporations           --     --            --     --       32,395      3.1       13,397     1.2    34,569     3.6
  Mortgage-Backed Securities            --     --            --     --       53,842      5.1       60,106     5.1   477,886    50.3
  Municipal Securities                  --     --            --     --           --       --           --      --     7,186      .8
------------------------------------------------------------------------------------------------------------------------------------
    Total Securities Held to
      Maturity                          --     --            --     --       86,237      8.2       73,503     6.3   519,641    54.7
------------------------------------------------------------------------------------------------------------------------------------
    Total Investment
     Securities Portfolio       $1,198,511  100.0%     $983,241  100.0%  $1,054,391    100.0%  $1,168,772   100.0% $949,710   100.0%
====================================================================================================================================
Total Portfolio Yield                  6.6%                 7.0%                6.9%                  6.9%              6.7%
------------------------------------------------------------------------------------------------------------------------------------

   During 1998, Provident continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 1998 were to maintain an appropriate level of quality, to ensure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employs off-balance sheet and on balance sheet strategies. Total investment securities increased $215 million during 1998 as a result of leveraging $40 million of trust preferred securities issued during the second quarter of 1998.

   The Corporation applies the provisions of Statement of Financial Accounting Standards No. 115 which requires investment securities to be segregated into three categories: 1) held to maturity, 2) trading, and 3) available for sale. All securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is reflected as a change in stockholders' equity through accumulated other comprehensive income. Trading securities must be measured at fair value and changes included in income for the period. As of December 31, 1998, the Corporation had no investments classified as trading securities. Securities designated as held to maturity are carried at amortized cost. Subsequent to the merger of First Citizens Financial Corporation, Provident disposed of certain securities classified as held to maturity by First Citizens Financial Corporation. As a result of these transactions, all of the Corporation's investment securities have been classified as available for sale. Additionally, all future purchases of securities will be classified as available for sale in the foreseeable future. At December 31, 1998, the available for sale portfolio included net unrealized gains of approximately $8.8 million, compared to net unrealized gains of $7.8 million at December 31, 1997.

   In addition to unrealized gains and losses, Provident realized $7.5 million in gains and $710 thousand in losses from the sale of securities from the available for sale portfolio in 1998. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both credit quality and interest sensitivity.

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

   The primary sources of liquidity at December 31, 1998 were loans held for sale and investment securities available for sale, which totaled $1.4 billion. This represents 33% of total liabilities compared to 29% at December 31, 1997. Maturities of investment securities, as Table 14 indicates, is expected to generate $228 million in funds in 1998 and $701 million, or 59%, of the portfolio within the next five years.

   The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 1998.


MATURITIES OF INVESTMENT SECURITIES PORTFOLIO
TABLE 14

                                        In One Year     After One Year     After Five Years     Over       Unrealized
                                          or Less     Through Five Years  Through Ten Years   Ten Years       Gain
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                Amount  Yield   Amount    Yield     Amount     Yield   Amount  Yield   Amount   Total    Yield
====================================================================================================================================
SECURITIES AVAILABLE FOR SALE
  U.S. Treasury and Government
    Agencies and Corporations       $  5,002   6.2% $     --      --%   $     --      --%   $ 37,265  7.3%  $   26 $   42,293   7.2%
  Mortgage-Backed Securities         215,037   6.6   463,669     6.6     183,706      6.6    123,867  6.6    5,810    992,089   6.5
  Municipal Securities                   151   8.6     9,517     7.4      14,121      7.8      2,998  7.5      945     27,732   7.4
  Other Debt Securities                7,433   7.7       400     6.3          --       --    126,565  7.3    1,999    136,397   7.2
------------------------------------------------------------------------------------------------------------------------------------
Total Investment Securities
  Portfolio                         $227,623   6.6% $473,586     6.6%   $197,827      6.6%  $290,695  7.0%  $8,780 $1,198,511   6.6%
====================================================================================================================================

   Another source of liquidity is scheduled loan repayments, which within one year totaled $626 million, or 20%, of loans. Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 1998. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.


LOAN MATURITIES AND RATE SENSITIVITY
TABLE 15


                                          In One Year     After One Year     After Five
(DOLLARS IN THOUSANDS)                      or Less     Through Five Years     Years       Total      Percentage
==================================================================================================================
Loan Maturities:
Consumer                                    $502,784       $  986,437         $665,336    $2,154,557     69.5%
Commercial Business                           27,205          287,650           61,075       375,930     12.1
Real Estate--Construction:
   Residential                                71,479           18,298               --        89,777      2.9
   Commercial                                  6,210           27,714              744        34,668      1.1
Real Estate--Mortgage:
   Residential                                 5,994           21,004          211,284       238,282      7.7
   Commercial                                 12,747          157,613           36,637       206,997      6.7
------------------------------------------------------------------------------------------------------------------
Total Loans                                 $626,419       $1,498,716         $975,076    $3,100,211    100.0%
==================================================================================================================
Rate Sensitivity:
   Predetermined Rate                       $479,301       $1,093,865         $644,112    $2,217,278     71.5%
   Variable or Adjustable Rate               147,118          404,851          330,964       882,933     28.5
------------------------------------------------------------------------------------------------------------------
Total Loans                                 $626,419       $1,498,716         $975,076    $3,100,211    100.0%
==================================================================================================================

   Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.2 billion, or 49%, of total liabilities and 46% of total assets.

   An important element in liquidity management is the availability of borrowed funds. At December 31, 1998, short-term borrowings totaled $145 million, or 3%, of liabilities in contrast to $347 million, or 9.5%, of liabilities at December 31, 1997. This decrease was the result of greater utilization of the broker CD market and the money market CD product to match fund assets. Brokered CDs at December 31, 1998 amounted to $1.1 billion, a $469 million increase from the same period last year. Money market CDs totaled $127 million at December 31, 1998, a $33 million increase from the prior year-end. The average maturity of short-term borrowings at the end of the current year was 18 days. These borrowings are fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $735 million as of December 31, 1998. It is anticipated that Provident will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank. During the second quarter of 1998, the Corporation issued $40 million of trust preferred securities with a maturity of 30 years, callable at the end of the tenth year. The rate on the trust preferred securities is 8.29%.

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

   As of December 31, 1998, Provident's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $1.45 billion, or 31% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible increases in interest rates. In 1998, these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off-balance sheet strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a changing rate environment. As a result of off-balance sheet transactions undertaken to insulate the Bank from interest rate risks, interest income increased by $761 thousand and interest expense decreased by $668 thousand, for a total increase of $1.4 million in net interest income for the year ending December 31, 1998. Included in this net interest income increase was the amortization of closed positions which reduced interest income by $217 thousand and increased interest expense by $1.5 million (a net decrease of $1.7 million) for the quarter. Without the amortization of closed positions, off-balance sheet positions increased net interest income $3.1 million for the year.

   Management was assuming for planning purposes as of December 31, 1998, that short-term rates will decrease by 10 basis points and long-term rates will increase by 15 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its December 31, 1998 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $1.4 million over the next twelve months. This compares to an increase of $2.5 million should interest rates remain unchanged. Amortization of closed positions will increase net interest income by $1.0 million over the next twelve months. Thus, without amortization of closed positions, net interest income would increase $400 thousand over the next twelve months if the forward yield curve assumptions occur and $1.5 million if rates remain unchanged.

STOCKHOLDERS' EQUITY

   It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, Provident continues to maintain a strong capital position. Provident is well capitalized, exceeding all regulatory requirements as of December 31, 1998, see Note 18 - Regulatory Capital. At December 31, 1998, total stockholders' equity was $296 million, a $26 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $724 thousand was raised through the dividend reinvestment plan , $5.5 million from the exercise of stock options, while capital increased by $575 thousand during 1998 as a result of Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. An additional component of regulatory capital are the capital securities issued in 1998. These securities are treated as Tier I capital even though they are not included in stockholders' equity in the Consolidated Statement of Condition. During 1998, the Corporation also repurchased 297,700 shares totaling $7.3 million. In the second quarter of 1998, the Corporation issued a 5% stock dividend and all earnin gs per share figures have been adjusted for this dividend and the 2 for 1 stock split in February 1998.

   Provident exceeds all regulatory capital requirements as of December 31, 1998. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. Provident's core capital is equal to its common stock, capital surplus and retained earnings less treasury stock. The calculation of Provident's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1998, Provident's total capital ratio was 10.26% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Provident's Tier 1 Capital ratio was 9.21%.

   The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Provident's leverage ratio of 7.05% at December 31, 1998 was well in excess of this requirement.


CAPITAL COMPONENTS AND RATIOS
TABLE 16

                                             December 31,
-------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                1998               1997
===================================================================
QUALIFYING CAPITAL
Tier 1 Capital                    $  330,461          $  265,199
Total Capital                        368,000             302,060
Risk-Weighted Assets               3,586,808           2,949,890
Quarterly Average Assets           4,688,197           3,756,348

RATIOS

Leverage Capital                        7.05%               7.06%
Tier 1 Capital                          9.21                8.99
Total Capital                          10.26               10.24

FINANCIAL REVIEW 1997/1996

   For the year ended December 31, 1997, Provident recorded net income of $25.0 million or $1.01 per share/diluted (net of merger related costs, net income was $33.6 million or $1.36 per share/diluted basis), compared to $26.2 million or $1.07 per share/diluted basis in 1996. The per share amounts have been adjusted for stock dividends and a 2 for 1 stock split in February 1998. This improvement in earnings was attributable to a $12.3 million rise in net interest income, lower provision for loan losses and a $2.5 million decrease in operating costs, net of merger expenses. These were partially offset by a $6.1 million decrease in non-interest income.

   Tax-equivalent net interest income for 1997 increased $12.5 million, or 11.3%, from 1996 as average earning assets grew $341 million over the prior year. Net interest margin grew by 2 basis points primarily caused by an $18 million increase in noninterest-bearing liabilities.

   The provision for loan losses, net of the merger related portion, decreased $2.7 million to $7.4 million in 1997. During 1996 the Corporation incurred a $5 million write-off attributed to a single commercial credit. Without this write-off, the provision in 1996 would have been approximately $5.0 million. Total loans outstanding grew by $453 million.

   Total non-interest income decreased 12.1% to $44.0 million. Excluding net securities gains (losses), non-interest income decreased $2.8 million or 6.4%, primarily due to lower mortgage banking income. Deposit service charges rose 27% over 1996 due to a $3.3 million increase in retail demand deposit service fees, $1.1 million increase in ATM fees and a $588 thousand increase in commercial deposit fees. Interest-bearing demand/money market deposits grew $27 million or 6.8% over 1996 while noninterest-bearing deposits increased $27 million or 15.2%.

   Income from mortgage banking activities decreased $8.0 million, $1.5 million due to lower gains on the sale of mortgage servicing rights, $3.0 million in lower gains from sale of mortgage loans and $2.0 million from lower origination income. Mortgage originations during 1997 declined $68 million to $396 million. The changes resulted primarily from the interruptions of closing sales offices and shifting to a more indirect origination business.

   Income associated with products sold through Provident Investment Center increased by $384 thousand to $2.2 million. Loan fees increased $275 thousand from 1996, all associated with retail loan fees. This increase is tied to an increase in loan volume.

   Provident's non-interest expense of $108 million (net of merger expenses) represented a 2% decrease from 1996. Salaries and benefits decreased $1.3 million during 1997. Compensation decreased $729 thousand while benefits were down $570 thousand. The decline in these categories is attributable to the change in the mortgage banking business from predominately retail to wholesale and savings associated with the merger. Occupancy costs grew $701 thousand, or 7.5%, during 1997. This increase is mainly due to additional rent and leasehold improvements as the branch network increased to 66 branches in 1997. Total furniture and equipment expense increased $318 thousand due to upgrading of technology in the Bank's office automation and branch platform systems.

   External processing increased $1.4 million, or 13%, associated with increased account volume. Regulatory fees declined $3.9 million, mainly associated with a one-time SAIF special assessment of $3.0 million paid by First Citizens Financial Corporation in the third quarter of 1996.

   Provident recorded income tax expense in 1997 of $13.6 million on pre-tax income of $38.6 million for an effective tax rate of 35.3%. This compares with a 34.3% effective tax rate for 1996. This increase is related to permanent tax differences associated with the merger of First Citizens Financial Corporation offset in part by a lower effective state income tax rate.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   See "Interest Sensitivity Management" on page 22 and Note 12 to the Consolidated Financial Statements herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Provident Bankshares Corporation and Subsidiaries

                                                                      Page

Report of Independent Accountants                                      27
For the Three Years Ended December 31, 1998, 1997 and 1996
   Consolidated Statement of Income                                    28
   Consolidated Statement of Changes in Stockholders' Equity           30
   Consolidated Statement of Cash Flows                                31
   Consolidated Statement of Comprehensive Income                      32
Consolidated Statement of Condition at December 31, 1998 and 1997      29
Notes to Consolidated Financial Statements                          33-59



FINANCIAL REPORTING RESPONSIBILITY

CONSOLIDATED FINANCIAL STATEMENTS

   Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 1998, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

INTERNAL CONTROL STRUCTURE OVER FINANCIAL REPORTING

   Management maintains a system of internal control over financial reporting, including controls over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Corporation's management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. This system encompasses activities that control the preparation of the Corporation's Annual Report on Form 10-K financial statements prepared in accordance with generally accepted accounting principles.

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

   Management assessed its internal control structure over financial reporting as of December 31, 1998. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 1998.

COMPLIANCE WITH LAWS AND REGULATIONS

   Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

   Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank of Maryland, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1998.

REPORT OF PRICEWATERHOUSECOOPERS LLP, INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Provident Bankshares Corporation

   In our opinion, the accompanying consolidated statement of financial condition and the related consolidated statements of income, cash flows and changes in stockholders' equity present fairly, in all material respects, the consolidated financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of First Citizens Financial Corporation, acquired during 1997 in a pooling of interests, as of December 31, 1996 and for the year then ended which statements reflect total interest income constituting 19% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for First Citizens Financial Corporation, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 20, 1999


ARTHUR ANDERSEN LLP, REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
First Citizens Financial Corporation
Gaithersburg, Maryland

   We have audited the consolidated statements of income, stockholders' equity, and cash flows of First Citizens Financial Corporation (a Delaware Corporation) and subsidiary for the year ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of First Citizens Financial Corporation and subsidiary for the year ended December 31, 1996, in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

Arthur Andersen LLP
Washington, D.C.
January 22, 1997

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subidiaries

                                                            Year Ended December 31,
--------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                  1998             1997          1996
============================================================================================
INTEREST INCOME
Interest and Fees on Loans                         $234,926         $203,899      $171,267
Interest on Securities                               80,184           68,294        73,186
Tax-Advantaged Interest                               2,762            6,656         2,588
Interest on Short-Term Investments                      235              263           438
--------------------------------------------------------------------------------------------
    TOTAL INTEREST INCOME                           318,107          279,112       247,479
--------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                130,315          106,004        87,736
Interest on Short-Term Borrowings                    17,448           28,737        29,602
Interest on Long-Term Debt                           39,746           21,977        20,016
--------------------------------------------------------------------------------------------
    TOTAL INTEREST EXPENSE                          187,509          156,718       137,354
--------------------------------------------------------------------------------------------
   NET INTEREST INCOME                              130,598          122,394       110,125
Less: Provision for Loan Losses                      12,027            9,953        10,011
--------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR
    LOAN LOSSES                                     118,571          112,441       100,114
--------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                  29,260           24,432        19,262
Mortgage Banking Activities                          11,485            6,845        14,895
Commissions and Fees                                  4,209            3,705         3,229
Net Securities Gains                                  6,749            2,337         5,556
Other Non-Interest Income                            11,041            6,690         7,123
--------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                         62,744           44,009        50,065
--------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                       61,649           54,107        55,406
Occupancy Expense, Net                               10,349           10,018         9,317
Furniture and Equipment Expense                       8,123            7,354         7,036
External Processing Fees                             14,006           12,374        10,929
Merger Related Expenses                                  --           10,047            --
Federal Deposit Insurance Assessment                     --               --         3,029
Capital Securities Expense                            2,359               --            --
Other Non-Interest Expense                           26,428           23,963        24,606
--------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                       122,914          117,863       110,323
--------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                           58,401           38,587        39,856
Income Tax Expense                                   19,371           13,628        13,668
--------------------------------------------------------------------------------------------
NET INCOME                                         $ 39,030         $ 24,959      $ 26,188
============================================================================================
PER SHARE AMOUNTS:
   Net Income--Basic                               $   1.60         $   1.05      $   1.12
   Net Income--Diluted                                 1.54             1.01          1.07
============================================================================================
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subidiaries

                                                            December 31,
--------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                  1998             1997
================================================================================
ASSETS
Cash and Due From Banks                           $   74,365        $   68,580
Short-Term Investments                                   198               350
Mortgage Loans Held for Sale                         224,707            66,925
Securities Available for Sale                      1,198,511           983,241
Loans:
  Consumer                                         2,154,557         1,667,094
  Commercial Business                                375,930           288,289
  Real Estate--Construction                          124,445           125,080
  Real Estate--Mortgage                              445,279           620,605
--------------------------------------------------------------------------------
     Total Loans                                   3,100,211         2,701,068
Less: Allowance for Loan Losses                       42,739            36,861
--------------------------------------------------------------------------------
     Net Loans                                     3,057,472         2,664,207
--------------------------------------------------------------------------------
Premises and Equipment, Net                           40,459            37,402
Accrued Interest Receivable                           40,466            31,032
Other Assets                                          39,719            75,002
--------------------------------------------------------------------------------
TOTAL ASSETS                                      $4,675,897        $3,926,739
================================================================================

LIABILITIES
Deposits:
   Noninterest-Bearing                            $  252,024        $  196,178
   Interest-Bearing                                3,167,533         2,558,337
--------------------------------------------------------------------------------
      TOTAL DEPOSITS                               3,419,557         2,754,515
--------------------------------------------------------------------------------
Short-Term Borrowings                                145,363           347,291
Long-Term Debt                                       735,239           469,077
Other Liabilities                                     40,423            85,674
--------------------------------------------------------------------------------
    TOTAL LIABILITIES                              4,340,582         3,656,557
--------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
   Capital Securities                                 39,238                --
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000
 Shares, Issued 24,811,256 and 23,284,896 Shares;
 at December 31, 1998 and 1997, respectively          24,811            23,285
Capital Surplus                                      172,239           131,191
Retained Earnings                                    103,496           113,463
Net Accumulated Other Comprehensive Income             5,308             4,733
Treasury Stock at Cost--525,766 Shares at
 December 31, 1998 and 228,066 Shares at
 December 31, 1997                                    (9,777)           (2,490)
--------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                       296,077           270,182
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $4,675,897        $3,926,739
================================================================================
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Provident Bankshares Corporation and Subidiaries
                                                                                Accumulated
                                                                                   Other      Treasury                    Total
                                                 Common    Capital   Retained  Comprehensive   Stock    Comprehensive  Stockholders'
(IN THOUSANDS, EXCEPT PER SHARE DATA)            Stock     Surplus   Earnings     Income       at Cost      Income         Equity
====================================================================================================================================
Balance at January 1, 1996                      $20,056   $ 89,341   $109,002     $ 7,139      $(2,490)                   $223,048
  Net Income--1996                                   --         --     26,188          --           --      $26,188         26,188
  Other Comprehensive Income, Net of Tax:
    Unrealized Gain on Debt Securities, Net
    of Reclassification Adjustment (see Note 16)                                   (8,512)                   (8,512)        (8,512)
                                                                                                            --------
Comprehensive Income                                                                                        $17,676
                                                                                                            ========
Dividends Paid ($.35 per share)                      --         --     (6,281)         --           --                      (6,281)
Exercise of Stock Options (346,896 shares)          347      2,495         --          --           --                       2,842
Stock Dividend (1,200,432)                        1,200     16,095    (17,295)         --           --                          --
Common Stock Issued under
 Dividend Reinvestment Plan (83,496 shares)          84      1,429         --          --           --                       1,513
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996                    $21,687   $109,360   $111,614     $(1,373)     $(2,490)                   $238,798
  Net Income--1997                                   --         --     24,959          --           --      $24,959         24,959
  Other Comprehensive Income, Net of Tax:
    Unrealized Gain on Debt Securities, Net of
    Reclassification Adjustment (see Note 16)                                       6,106                     6,106          6,106
                                                                                                            -------
Comprehensive Income                                                                                        $31,065
                                                                                                            =======
Dividends Paid ($.44 per share)                      --         --     (8,505)         --           --                      (8,505)
Exercise of Stock Options (720,638 shares)          720      7,661         --          --           --                       8,381
Stock Dividend (858,376 shares)                     858     13,747    (14,605)         --           --                          --
Common Stock Issued under
 Dividend Reinvestment Plan (20,312 shares)          20        423         --          --           --                         443
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                    $23,285   $131,191   $113,463     $ 4,733      $(2,490)                   $270,182
  Net Income--1998                                   --         --     39,030          --           --      $39,030         39,030
  Other Comprehensive Income, Net of Tax:
    Unrealized Gain on Debt Securities, Net of
    Reclassification Adjustment (see Note 16)                                         575                       575            575
                                                                                                            -------
Comprehensive Income                                                                                        $39,605
                                                                                                            =======
Dividends Paid ($.518 per share)                     --         --    (12,648)         --           --                     (12,648)
Exercise of Stock Options (337,498 shares)          337      5,164         --          --           --                       5,501
Stock Dividend (1,165,433 shares)                 1,165     35,184    (36,349)         --           --                          --
Purchase of Treasury Shares (297,700 shares)                                                    (7,287)                     (7,287)
Common Stock Issued under Dividend
  Reinvestment Plan (24,179 shares)                  24        700         --          --           --                         724
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                    $24,811   $172,239   $103,496     $ 5,308      $(9,777)                   $296,077
====================================================================================================================================
The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subidiaries

                                                                   Year Ended December 31,
-----------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1998            1997         1996
=====================================================================================================
OPERATING ACTIVITIES:
  Net Income                                               $   39,030      $   24,959    $  26,188
  Adjustments to Reconcile Net Income to Net Cash
     Provided (Used) by Operating Activities:
       Depreciation and Amortization                           28,200           8,235        6,308
       Provision for Loan Losses                               12,027           9,953       10,011
       Provision for Deferred Income Tax (Benefit)             (2,941)         (5,139)         750
       Realized Net Securities Gains                           (6,749)         (2,337)      (5,556)
       Loans Originated or Acquired and Held for Sale        (993,474)       (344,587)    (559,717)
       Proceeds from Sales of Loans                           841,538         315,650      649,363
       Gain on Sales of Loans                                  (5,846)         (2,632)      (5,681)
       Other Operating Activities                             (23,551)          8,930       (6,796)
-----------------------------------------------------------------------------------------------------
  Total Adjustments                                          (150,796)        (11,927)      88,682
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (111,766)         13,032      114,870
-----------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
  Principal Collections and Maturities of Securities
   Available for Sale                                         251,725         169,288      196,039
  Principal Collections and Maturities of Securities
   Held to Maturity                                                --          13,130       13,353
  Proceeds on Sales of Securities Available for Sale          947,030         395,803      297,336
  Purchases of Securities Held to Maturity                         --         (15,259)     (26,108)
  Purchases of Securities Available for Sale               (1,405,328)       (481,343)    (375,667)
  Loan Originations and Purchases Less Principal
   Collections                                               (420,763)       (454,026)    (495,697)
  Purchases of Premises and Equipment                         (10,069)         (7,299)      (6,282)
-----------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                        (637,405)       (379,706)    (397,026)
-----------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
  Net Increase in Deposits                                    665,042         468,371      248,686
  Net Increase (Decrease) in Short-Term Borrowings           (201,928)       (255,144)      60,570
  Proceeds from Long-Term Debt                                475,380         194,000      308,650
  Payments and Maturities of Long-Term Debt                  (209,218)        (53,440)    (320,638)
  Proceeds from Capital Securities                             39,238              --           --
  Issuance of Common Stock                                      6,225           8,824        4,355
  Purchase of Treasury Stock                                   (7,287)             --           --
  Cash Dividends on Common Stock                              (12,648)         (8,505)      (6,281)
-----------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     754,804         354,106      295,342
-----------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                5,633         (12,568)      13,186
  Cash and Cash Equivalents at Beginning of Year               68,930          81,498       68,312
-----------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF YEAR                   $   74,563      $   68,930    $  81,498
=====================================================================================================
SUPPLEMENTAL DISCLOSURES
-----------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                   $  111,775      $   71,711    $  70,337
Income Taxes Paid                                              18,301          13,114       15,374
Stock Dividend                                                 36,349          14,605       17,295
Transfer of Securities Held to Maturity to
 Securities Available for Sale                                     --          88,318           --

The accompanying notes are an integral part of these statements.


CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Provident Bankshares Corporation and Subidiaries


                                                                   Year Ended December 31,
-----------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                   1998            1997         1996
=====================================================================================================
Net Income                                                    $39,030         $24,959      $26,188
   Net Other Comprehensive Income:
     Net Unrealized Gain (Loss) on Debt Securities              4,655           7,519       (5,153)
     Less: Reclassification Adjustment for Gains Included
      in Net Income                                             4,080           1,413        3,359
-----------------------------------------------------------------------------------------------------
Other Comprehensive Income                                        575           6,106       (8,512)
-----------------------------------------------------------------------------------------------------
Comprehensive Income                                          $39,605         $31,065      $17,676
=====================================================================================================
The accompanying notes are an integral part of these statements.


                                          32

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provident Bankshares Corporation and Subsidiaries

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Provident Bankshares Corporation ("the Corporation") offers a wide range of banking services through its wholly owned subsidiary, Provident Bank of Maryland, and its subsidiaries ("the Bank"). Product offerings include deposit products, cash management services, commercial and consumer loans and personal investment products. These services are provided through a network of 84 offices and 113 ATMs located primarily in the greater Baltimore/Washington metropolitan area and southern Pennsylvania.


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

CONSOLIDATION POLICIES

   The Consolidated Financial Statements include the accounts of Provident Bankshares Corporation and its wholly owned subsidiary, Provident Bank of Maryland (the "Bank") and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.


   Financial statements prior to 1997 have been restated to include the accounts and results of operations for the acquisition of First Citizens Financial Corporation which was accounted for using the pooling-of-interest accounting method--see Note 2.


   In preparation of financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Actual results could differ from these estimates.


INVESTMENT SECURITIES

   Investment portfolios are to be divided among three categories: securities available for sale, and if applicable, securities held to maturity and trading account securities. Securities available for sale are securities the Corporation does not have the intent and ability to hold to maturity nor does it intend to trade actively as part of any trading account activity. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as net accumulated other comprehensive income, which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from sales of securities available for sale are recognized by the specific identification method and are reported in non-interest income. Any securities that the Corporation has the intent and ability to hold to maturity would be included in securities held to maturity and, accordingly, carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method.

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

   The Corporation defers and amortizes certain loan fees and costs over the life of the loan using the interest method. Net amortization of these fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income. Unearned income on loans at December 31, 1998 and 1997 was not material with respect to the respective financial statements.

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

   Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses. The adoption of SFAS No. 114/118 has not resulted in any additional provision for loan losses for the years ended December 31, 1998 and 1997, respectively.

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

MORTGAGE SERVICE RIGHTS

   The Corporation engages in sales of mortgage loans, which are originated internally or purchased from third parties. Mortgage loans held for sale are carried at the aggregate lower of cost or market value. Gains or losses on sales of these mortgage loans are recorded as a component of Non-Interest Income in the Consolidated Statement of Income.

   Effective January 1, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 125--"Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). The adoption of SFAS No. 125 had no significant impact on the earnings or financial condition of the Corporation. The Corporation carries any retained interest in a transferred asset on the Statement of Condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations.

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

   Interest rate swaps are agreements between two parties which agree to exchange fixed and floating rates on a notional principal amount without the actual exchange of principal for a specified period of time. The notional amounts are not reflected on the Consolidated Statementof Condition because they are merely a unit of measure to determine the effect of the swap. Income and expense on interest rate swaps associated with designated balance sheet items is recognized using the accrual method over the life of the agreement(s) as an adjustment to the income or expense on the designated balance sheet item. Premiums associated with interest rate floor/cap/corridor arrangements are reflected in the Consolidated Statement of Condition and amortized over their life using the straight-line method and included as an adjustment to interest income/expense associated with the balance sheet item. Payments due to or from counterparties under these agreements are accrued as an adjustment to interest income or expense associated with the designated balance sheet item.

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

NOTE 2--ACQUISITION

   On August 22, 1997, the Corporation completed its acquisition of First Citizens Financial Corporation ("First Citizens"), a savings bank holding company based in Montgomery County, Maryland. This acquisition was accounted for as a pooling-of-interest business combination. Historical financial information for years prior to the acquisition have been restated to reflect the combined results of Provident Bankshares Corporation and First Citizens for those periods. Provident issued approximately 4,522,000 shares of common stock to the former stockholders of First Citizens at an exchange ratio of .7665 of a share of Provident for each share of First Citizens. At the date of acquisition, First Citizens had total assets of $674 million.

   Exclusive of $8.6 million in post-tax merger related charges incurred by both entities, net income of the combined entities would have been $33.6 million on a pre-merger basis for the year ended December 31, 1997. The majority of the charges incurred included severance pay and benefits for terminated employees, professional fees which included investment banking, accounting and legal fees, write-downs of real estate owned properties, write-downs for facilities which were consolidated and asset write-offs for unusable equipment. These charges included only identified direct and incremental cost associated with the acquisition.

   Presented below are the combined results of operations based on the audited consolidated financial statements of Provident and First Citizens for the year ended December 31, 1996:


            (IN THOUSANDS, EXCEPT PER SHARE DATA)
            ==============================================
            Net Interest Income:
              Provident                          $ 91,287
              First Citizens                       18,838
            ----------------------------------------------
                Combined                         $110,125
            ==============================================
            Net Income:
              Provident                          $ 23,020
              First Citizens                        3,168
            ----------------------------------------------
                Combined                         $ 26,188
            ==============================================
            Diluted Net Income Per Share:
              Provident                          $   1.19
              First Citizens                          .50
            ----------------------------------------------
                Combined                         $   1.07
            ==============================================




   The combined results of operations are not necessarily indicative of the results that would have occurred had the acquisition been consummated prior to 1997 or that may be achieved in the future.

NOTE 3--RESTRICTIONS ON CASH AND DUE FROM BANKS

   The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $23.7 million and $18.6 million during the years ended December 31, 1998 and 1997, respectively.

   In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 1998 and 1997, the Corporation maintained average compensating balances of approximately $4.5 million and $2.5 million, respectively. In addition, the Corporation paid fees totaling $389 thousand in 1998, $311 thousand in 1997 and $397 thousand in 1996 in lieu of maintaining compensating balances.

NOTE 4--INVESTMENT SECURITIES

   The aggregate amortized cost and market values of the available for sale securities portfolio at December 31 were as follows:


                                                             1998                               1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                       GROSS      GROSS                               Gross      Gross
                                         AMORTIZED   UNREALIZED  UNREALIZED  MARKET    Amortized   Unrealized  Unrealized  Market
(IN THOUSANDS)                              COST       GAINS      LOSSES     VALUE        Cost        Gains      Losses    Value
-----------------------------------------------------------------------------------------------------------------------------------
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations             $   42,267    $    26   $   --   $   42,293     $ 55,624     $   36    $   84    $ 55,576
Mortgage-Backed Securities                 986,279      6,270      460      992,089      877,962      8,870     1,341     885,491
Municipal Securities                        26,787        945       --       27,732       18,868        523        --      19,391
Other Debt Securities                      134,398      2,785      786      136,397       22,958         --       175      22,783
-----------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale   $1,189,731    $10,026   $1,246   $1,198,511     $975,412     $9,429    $1,600    $983,241
-----------------------------------------------------------------------------------------------------------------------------------

   The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 1998 and 1997, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as orrowers have the right to prepay the obligation without prepayment penalties.


                                                                            1998                                 1997
-----------------------------------------------------------------------------------------------------------------------------------
                                                              AMORTIZED             MARKET           Amortized           Market
(IN THOUSANDS)                                                   COST                VALUE              Cost              Value
===================================================================================================================================
SECURITIES AVAILABLE FOR SALE
   In One Year or Less                                        $    5,153          $    5,182          $    550          $    514
   After One Year Through Five Years                               9,917              10,179            16,975            16,737
   After Five Years Through Ten Years                             14,120              14,743            24,762            25,081
   Over Ten Years                                                174,262             176,318            55,163            55,418
   Mortgage-Backed Securities                                    986,279             992,089           877,962           885,491
-----------------------------------------------------------------------------------------------------------------------------------
   Total Securities Available for Sale                        $1,189,731          $1,198,511          $975,412          $983,241
===================================================================================================================================


   Proceeds from sales of securities available for sale during 1998 were $947.0 million resulting in the realization of gross gains of $7.4 million and gross losses of $.7 million on such sales. For 1997, sales of securities yielded proceeds of $395.8 million which resulted in gross realized gains of $3.4 million and gross losses of $1.1 million. Securities sold in 1996 produced proceeds of $297.3 million resulting in gross gains of $6.1 million and gross losses of $525 thousand.

   In conjunction with the acquisition of First Citizens Financial Corporation in 1997, the Corporation reclassified $88.3 million in held to maturity securities of the combined entity to the available for sale portfolio. These securities were transferred by the Corporation to provide additional liquidity and financial flexibility. All securities were transferred at fair value. Unrealized gains of $355 thousand were recognized separately in stockholders' equity as part of net accumulated other comprehensive income. As a result of the transfer, all securities will be classified as available for sale in the foreseeable future.

   At December 31, 1998, a net unrealized gain of $5.3 million on the securities portfolio was reflected as a separate component of stockholders' equity as part of net accumulated other comprehensive income in the Consolidated Statement of Condition as compared to a net unrealized gain of $4.7 million at December 31, 1997.


   The aggregate book and estimated market values of investment securities by issuer which exceed ten percent of capital at December 31, 1998, are indicated below. All of these securities represent senior debt securities with AAA bond ratings.

                                                          Estimated
                                               Book         Market
      (IN THOUSANDS)                           Value        Value
      ---------------------------------------------------------------
      Issuer:
      Mortgage-Backed Securities:
        Residential Funding Corporation        $29,931     $30,441
        Indy Mac, Inc.                          52,466      52,905
      ===============================================================

   Securities with a market value of $789.7 million and $611.2 million at December 31, 1998 and 1997, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 5--ALLOWANCE FOR LOAN LOSSES

   A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:


      (IN THOUSANDS)                                               1998           1997           1996
      ===================================================================================================
      Balance at Beginning of the Year                           $36,861        $30,361        $27,524
        Provision for Loan Losses                                 12,027          9,953         10,011
        Loans Charged-off                                         (7,738)        (5,213)       (8,862)
        Less: Recoveries of Loans
          Previously Charged-off                                   1,589          1,760         1,688
      ---------------------------------------------------------------------------------------------------
        Net Loans Charged-off                                     (6,149)        (3,453)       (7,174)
      ---------------------------------------------------------------------------------------------------
      Balance at End of the Year                                 $42,739        $36,861       $30,361
      ===================================================================================================


   At December 31, 1998, 1997 and 1996, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $5.1 million, $2.9 million and $4.6 million, respectively. There was no additional allowance required for these loans under the provisions of SFAS No. 114/118. Had these loans performed in accordance with their original terms, interest income of $696 thousand in 1998, $178 thousand in 1997 and $603 thousand in 1996 would have been recorded. During 1998 and 1997, no interest income was recognized on these loans. During 1996, interest income of $411 thousand was recognized on these loans. The average recorded investment in impaired loans was approximately $6.8 million in 1998 and $2.1 million in 1997.


NOTE 6--PREMISES AND EQUIPMENT

   Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of twelve branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.


    (IN THOUSANDS)                                       1998           1997
    ==========================================================================
    Land                                              $ 1,014        $   851
    Buildings and Leasehold Improvements               22,869         23,227
    Furniture & Equipment                              42,308         37,921
    Property Held for Future Expansion                  7,184          7,177
    --------------------------------------------------------------------------
    Total Premises & Equipment                         73,375         69,176
    Less: Accumulated Depreciation and Amortization    32,916         31,774
    --------------------------------------------------------------------------
      Net Premises and Equipment                      $40,459        $37,402
    ==========================================================================


   Property held for future expansion represents real estate adjacent to the Corporation's headquarters building which is currently being used for employee and public parking. Following an assessment of occupancy requirements, management determined that this property would be necessary to meet the Corporation's growing office and parking requirements.

   In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. The lease has four years remaining on the term. The remaining associated deferred gain of $1.3 million from the sale will be recognized in proportion to the gross rental expense incurred over the outstanding term of the lease. The associated lease payments and sublease rental income are included in the table below.

   The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 1998.

                           Real Property  Sublease    Equipment
    (IN THOUSANDS)            Leases       Income      Leases      Total
    =========================================================================
    1999                     $ 6,388       $ 77       $  380      $ 6,691
    2000                       5,627         39          289        5,877
    2001                       4,737         19          233        4,951
    2002                       4,260         19          139        4,380
    2003                       1,985          5           81        2,061
    2004 and Thereafter        4,539         --           --        4,539
    ------------------------------------------------------------------------
      Total                  $27,536       $159       $1,122      $28,499
    ========================================================================

   Rental expense for premises and equipment was $6.8 million in 1998, $6.6 million in 1997 and $6.3 million in 1996.

NOTE 7--MORTGAGE BANKING ACTIVITIES

   The following is an analysis of mortgage loan servicing asset balance, net of accumulated amortization, during each of the respective years.



                                                      December 31,
    ------------------------------------------------------------------------
    (IN THOUSANDS)                           1998        1997        1996
    ========================================================================
    Balance at Beginning of the Year       $ 1,984     $ 2,155     $   981
    Additions                               15,767       1,785       3,338
    Amortization                              (355)       (359)       (458)
    Sales of Servicing Assets              (14,788)     (1,597)     (1,706)
    ------------------------------------------------------------------------
    Balance at the End of the Year         $ 2,608     $ 1,984     $ 2,155
    ========================================================================


   At December 31, 1998, a valuation allowance of $19 thousand was required on the servicing assets. Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $181 million and $229 million at December 31, 1998 and 1997, respectively.


NOTE 8--SHORT-TERM BORROWINGS


   At December 31, short-term borrowings were as follows:

          (IN THOUSANDS)                                       1998         1997
          ========================================================================
          Securities Sold Under Repurchase Agreements
           and Federal Funds Purchased                      $143,367     $345,430
          Other Short-Term Borrowings                          1,996        1,861
          ------------------------------------------------------------------------
            Total                                           $145,363     $347,291
          ========================================================================


   The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.


          (DOLLARS IN THOUSANDS)                   1998          1997         1996
          ---------------------------------------------------------------------------
          Balance at December 31                 $143,367     $345,430     $568,592
          Average Balance During the Year         310,504      464,662      496,117
          Maximum Month-End Balance               496,506      515,937      583,499
          Weighted Average Rate During the Year      5.50%        5.68%        5.59%
          Weighted Average Rate at December 31       4.77%        5.72%        5.73%
          ---------------------------------------------------------------------------


   Securities sold under repurchase agreements at December 31, 1998, are detailed below by due date:

                                                           Less than
(DOLLARS IN THOUSANDS)                        Overnight     30 days      30-90 days    Over 90 days      Demand           Total
---------------------------------------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities:
    Securities Sold:
       Carrying Value                            $--          $--           $--           $11,687          $--           $11,687
       Market Value                               --           --            --            11,840           --            11,840
    Repurchase Borrowings                         --           --            --             9,680           --             9,680
    Average Borrowing Interest Rate               --%          --%           --%             6.13%          --%             6.13%
=================================================================================================================================

NOTE 9--LONG-TERM DEBT

   Long-term debt consisted of Federal Home Loan Bank Advances of $735.2 million and $469.1 million at December 31, 1998 and 1997, respectively. The principal maturities of long-term debt at December 31, 1998, are presented below.


            (IN THOUSANDS)
            ------------------------------------
            1999                      $118,677
            2000                       223,575
            2001                       125,000
            2002                       166,000
            2003                        54,412
            After 2003                  47,575
            ------------------------------------
              Total                   $735,239
            ====================================

   The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2016. These advances are composed of $265.2 million fixed rate advances with an average interest rate of 6.43% and $470.0 million variable rate advances with an average rate of 5.28%. These advances are collateralized by investment securities and certain real estate loans with carrying values of $599.7 million and $159.9 million, respectively, at December 31, 1998.


NOTE 10--CORPORATION-OBLIGATED MANDATORILY REDEEMABLE CAPITAL SECURITIES

   During the second quarter of 1998, the Corporation formed a new wholly owned statutory business trust, Provident Trust I (the "Trust"), which issued $40.0 million of 8.29% capital securities to outside third parties. The sole purpose of the Trust is to invest the proceeds in an equivalent amount of junior subordinated debt securities of the Corporation which bears the same interest rates as the capital securities. These subordinated debentures, which are the sole assets of the Trust, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Bankshares. The Corporation fully and unconditionally guarantees the Trust's capital securities obligations. Additionally the Trust issued $1.5 million in common securities to the Corporation. For financial reporting purposes, the trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements. The capital securities are presented net of issuance costs as a separate line item on the Consolidated Statement of Condition as corporation-obligated mandatorily redeemable capital securities. The capital securities are not included as a component of total stockholders' equity on the consolidated balance sheet. The capital securities are, however, accorded Tier I capital status by the Federal Reserve. The treatment of the capital securities as Tier I capital in addition to the ability to deduct the expense of the subordinated debentures for income tax purposes provides the Corporation with a cost-effective method to raise capital. The proceeds of the capital securities were used for general corporate growth.

   The capital securities pay cash distributions semiannually at a rate of 8.29% of the liquidation preference. Distributions to the holders of the capital securities are included in non-interest expense. Under the provisions of the subordinated debt, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the capital securities are also deferred. Interest on the subordinated debentures is cumulative.

   The securities, the assets of the Trust and the common securities issued by the Trust are redeemable in whole or in part on or after April 15, 2008, or at any time in whole but not in part from the date of issuance on the occurrence of certain events.

NOTE 11--STOCKHOLDERS' EQUITY

   During 1998 and 1997, the Corporation declared five percent stock dividends for each year to the stockholders of record as of April 27, 1998 and April 28, 1997, respectively. The 1998 stock dividend was paid on May 8, 1998, resulting in the distribution of 1,165,433 common shares with a par value of $1.00 per share. Accordingly, $1.2 million and $35.2 million were transferred from retained earnings to common stock and capital surplus, respectively. The 1997 stock dividend was paid May 9, 1997 with the distribution of 858,376 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $858 thousand to common stock and $13.7 million to capital surplus from retained earnings. The cumulative impact of these stock dividends has been reflected in the restatement of earnings and dividends per share and stock option data in the financial statements and accompanying notes.

   Subsequent to December 31, 1997, the Corporation declared a two for one stock split. The split occurred after the dividend payment on February 13, 1998 for stockholders of record at the close of business on February 2, 1998. All earnings per share and common stock related information has been given retroactive effect to this transaction.

   During 1998, the Corporation approved a stock repurchase program for up to 5% of its outstanding stock. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 297,700 shares of common stock at a cost of $7.3 million during 1998.

   The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of
5.2 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant. As such, the Option Plan is classified as a fixed stock option plan. Accordingly, no compensation expense has been recognized from 1998 through 1996.

   The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of Bankshares and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Vesting in the majority of the options occurred immediately in 50% of the options granted with the remainder vesting in the subsequent year. A minority of options have vesting provisions which may be accelerated on the attainment of specific benchmarks related to the Corporation's performance. Beginning in 1998, options granted have a five-year vesting schedule. Regardless of the vesting schedule all options vest immediately upon a change in control.

   The following table presents a summarization of the activity related to the options for the periods indicated:


                                                 1998                          1997                           1996
----------------------------------------------------------------------------------------------------------------------------------
                                           Common      Weighted Avg.     Common      Weighted Avg.     Common      Weighted Avg.
                                           Shares     Exercise Price     Shares     Exercise Price     Shares     Exercise Price
==================================================================================================================================
Outstanding, January 1,                  1,788,494       $  8.98       2,376,795       $ 6.57        2,219,866       $ 4.41
Granted                                    309,150         31.78         175,138        18.86          539,862        14.43
Exercised                                 (350,236)         5.56        (756,670)        3.60         (364,241)        4.89
Canceled or Expired                             --            --          (6,769)       16.07          (18,692)        8.41
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,                1,747,408       $ 13.70       1,788,494       $ 8.98        2,376,795       $ 6.57
==================================================================================================================================
Options Exercisable at Year-end          1,129,676                     1,337,154                     1,314,293
Weighted Average Fair Value
 of Options Granted During the Year                      $   .39                       $ 2.70                        $ 4.05
Options Available for Granting
 under the Option Plan                   1,092,467                       292,223                     1,567,404
----------------------------------------------------------------------------------------------------------------------------------



   The table below provides information on the stock options outstanding at December 31, 1998:

                                                Options Outstanding                                     Options Exercisable
                                     ------------------------------------------------           --------------------------------
                                                      Weighted       Weighted Average                                Weighted
   Exercise Price                     Common           Average          Remaining                  Common            Average
       Range                          Shares       Exercise Price    Contractual Life              Shares        Exercise Price
================================================================================================================================
 $  .00 - $ 6.67                      456,936           $ 3.22             3.8                     456,935          $  3.22
   6.68 -  10.01                      313,070             8.72             5.9                     313,070             8.72
  10.02 -  16.70                      501,510            13.65             7.2                     161,259            12.13
  16.71 -  20.03                      150,362            17.89             8.1                     137,132            17.93
  20.04 -  26.71                       14,280            21.81             8.6                      14,280            21.81
  20.72 -  33.39                      311,250            31.76             9.2                      47,000            30.81
--------------------------------------------------------------------------------------------------------------------------------
                                    1,747,408           $13.70             6.5                   1,129,676           $ 9.19
================================================================================================================================

   The weighted average fair value of all of the options granted during the period 1996 through 1998 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                               1998        1997        1996
            =================================================================================
            Dividend Growth Rate                              17.37%      38.47%      14.64%
            Weighted Average Risk-free Interest Rate           4.59        5.72        6.31
            Weighted Average Expected Volatility              24.68       22.18       21.18
            Weighted Average Expected Life in Years               7           7           7
            ---------------------------------------------------------------------------------


   The provisions of SFAS No. 123, require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:


            (IN THOUSANDS, EXCEPT PER SHARE DATA)            1998         1997        1996
            ==================================================================================
            Net Income:
              As Reported                                   $39,030     $24,959     $26,188
              Pro forma                                      38,959      24,473      25,361
            Basic Earnings Per Share:
              As Reported                                   $  1.60     $  1.05     $  1.12
              Pro forma                                     $  1.60     $  1.03     $  1.09
            Diluted Earnings Per Share:
              As Reported                                   $  1.54     $  1.01     $  1.07
              Pro forma                                     $  1.53     $   .99     $  1.04
            ==================================================================================


   At the time of the Corporation's reorganization, a liquidation account was established by the Bank for the benefit of all eligible deposit account holders as of December 31, 1986 who maintain their accounts in the Bank subsequent to the reorganization. The liquidation account provides these deposit account holders with an interest in the retained earnings of the Bank prior to any distribution to stockholders in the sole event of a complete liquidation. The deposit account holders' interest in the liquidation account decreases as the related deposit account decreases and will never increase. The liquidation account does not restrict the use or application of stockholders' equity of the Bank except that the Bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if, as the result of such dividend or repurchase, the Bank's stockholders' equity would be less than the amount then required for the liquidation account. At December 31, 1998, the balance of the liquidation account was $10 million.

NOTE 12--OFF-BALANCE SHEET RISK


CREDIT RISK

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

   Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $574.0 million and $467.7 million at December 31, 1998 and 1997, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.

   The Bank is obligated under various recourse provisions related to sales of residential mortgage loans. The maximum potential recourse obligation was $8.6 million and $13.3 million at December 31, 1998 and 1997, respectively. No losses have been incurred under these recourse provisions. Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $24.8 million in 1998 and $32.9 million in 1997. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

   A judgment relating to a 1989 event was entered against Provident Bank of Maryland in April of 1997 in the amount of $5.2 million, exclusive of post-judgment interest. This judgment, which Provident appealed, reversed an earlier court holding in favor of Provident. The judgment stems from a lawsuit alleging that the Bank had failed to fully honor a letter of credit. During the fourth quarter of 1998, the appellate court upheld the lower court decision. Payment was made in January, 1999. This payment, which was fully reserved, resulted in a charge-off, thereby reducing the allowance for loan losses.


CONCENTRATIONS OF CREDIT RISK

   Construction and mortgage loan receivables from real estate developers represent $283.0 million and $321.9 million of the total loan portfolio at December 31, 1998 and 1997, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.

   The Corporation's investment portfolio contains mortgage-backed securities amounting to $992.1 million and $885.5 million at December 31, 1998 and 1997, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.


INTEREST RATE RISK

   The Bank enters into agreements for the delivery of securitized mortgage pools or for the purchases of consumer loan portfolios at a future date at a specified price or yield. Movements in interest rates impose basis and interest rate risk on the Bank between the dates of commitment and the dates of settlement. Forward contracts aggregated $276.4 million and $89.3 million at December 31, 1998 and 1997, respectively.

   The Bank enters into various derivative financial instruments to manage its interest rate risk exposure (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $4.7 million at December 31, 1998, and $523 thousand at December 31, 1997.

   Notional amounts of interest rate swaps and interest rate floor/cap/corridor arrangements are detailed below by amounts outstanding, average interest rates/ fees and market values at December 31, 1998 and 1997.

                       Notional  Maturity               Average Interest Rate/Fee                        Market
                                            ---------------------------------------------------
(DOLLARS IN THOUSANDS)  Amount     Date              Paid                    Received                    Value
==================================================================================================================
1998
INTEREST RATE SWAPS:
                        $10,000    1999      3 MONTH LIBOR (5.52%)             6.00%                     $  2
                         10,000    1999      3 MONTH LIBOR (5.53%)             6.10%                        3
                         10,000    1999      3 MONTH LIBOR (5.51%)             6.00%                       14
                         10,000    1999      3 MONTH LIBOR (5.38%)             6.05%                       19
                         10,000    1999      3 MONTH LIBOR (5.72%)             6.00%                       23
                         15,000    2000              7.08%             3 MONTH LIBOR (5.28%)             (372)
                          9,000    2000              7.19%             3 MONTH LIBOR (5.31%)             (283)
                         15,000    2001              5.73%             3 MONTH LIBOR (5.22%)             (212)
                         16,000    2001              5.08%             3 MONTH LIBOR (5.35%)               60
                          7,600    2001              5.17%             3 MONTH LIBOR (5.34%)                9
                          8,000    2002              5.73%             3 MONTH LIBOR (5.22%)             (139)
                         50,000    2002       10 YEAR CMS (5.34%)              5.57%                      244
                         50,000    2002       10 YEAR CMS (5.34%)              5.59%                      275
                         50,000    2002       10 YEAR CMS (5.34%)              5.60%                      358
                         50,000    2002       10 YEAR CMS (5.34%)              5.58%                      272
                         50,000    2002       10 YEAR CMS (5.47%)              5.67%                      304
                         50,000    2002       10 YEAR CMS (5.46%)              5.70%                      262
                         50,000    2002       10 YEAR CMS (5.45%)              5.72%                      348
                         50,000    2002       10 YEAR CMS (5.75%)              5.68%                      354
                         25,000    2002       10 YEAR CMS (5.56%)              5.79%                      197
                         25,000    2002       10 YEAR CMS (5.47%)              5.67%                      155
                         25,000    2002       10 YEAR CMS (5.48%)              5.69%                      164
                         15,000    2003              5.75%             3 MONTH LIBOR (5.22%)             (354)
                         22,917    2003       10 YEAR CMT (4.85%)              5.49%                      330
                         29,450    2003       10 YEAR CMT (4.81%)              5.06%                      (61)
                         17,000    2003       10 YEAR CMS (5.51%)              5.75%                      164
                         17,000    2003       10 YEAR CMT (4.55%)              4.84%                       62

                                                           45



                        Notional  Maturity              Average Interest Rate/Fee                        Market
                                            --------------------------------------------------
(DOLLARS IN THOUSANDS)   Amount    Date              Paid                    Received                    Value
--------------------------------------------------------------------------------------------------------------------------------
                        $19,167    2004              5.81%             3 MONTH LIBOR (5.37%)            $(314)
                         39,549    2004       10 YEAR CMT (4.53%)              5.61%                      821
                          9,306    2004       10 YEAR CMT (4.58%)              5.60%                      189
                         23,264    2004       10 YEAR CMT (4.81%)              5.57%                      445
                         19,167    2004              5.81%             3 MONTH LIBOR (5.22%)             (342)
                         23,611    2004       10 YEAR CMT (4.60%)              5.56%                      456
                         33,056    2004       10 YEAR CMT (4.61%)              5.58%                      651
                         23,611    2004       10 YEAR CMT (4.62%)              5.56%                      382
                         14,167    2004       10 YEAR CMT (4.45%)              5.52%                      141
                         34,500    2004       10 YEAR CMT (4.74%)              5.55%                      375
                          9,583    2004       10 YEAR CMT (4.59%)              5.52%                       96
                         17,250    2004       10 YEAR CMT (4.62%)              5.50%                      162
                         15,333    2004       10 YEAR CMT (4.81%)              5.26%                       33
                         20,124    2004       10 YEAR CMT (4.86%)              4.98%                     (120)
                         23,214    2005              5.79%             3 MONTH LIBOR (5.28%)             (388)
                         23,214    2005              5.79%             3 MONTH LIBOR (5.28%)             (388)
                         23,214    2005              5.77%             3 MONTH LIBOR (5.31%)             (370)
                         46,429    2005              5.76%             3 MONTH LIBOR (5.28%)             (808)
                         12,602    2005       10 YEAR CMT (4.67%)              5.53%                      255
                         15,048    2005       10 YEAR CMT (4.70%)              5.58%                      334
INTEREST RATE CAP ARRANGEMENTS:
                        $22,917    2003            $ 22               10 YEAR CMT (7.25%)               $  36
                         29,450    2003             218               10 YEAR CMT (5.40%)                 224
                         39,549    2004              59               10 YEAR CMT (7.50%)                  80
                          9,306    2004              29               10 YEAR CMT (7.00%)                  27
                         23,264    2004              57               10 YEAR CMT (7.00%)                  68
                         23,611    2004              70               10 YEAR CMT (6.75%)                  83
                         33,056    2004             105               10 YEAR CMT (6.75%)                 117
                         23,611    2004             100               10 YEAR CMT (6.50%)                 101
                         14,167    2004             102               10 YEAR CMT (6.00%)                  91
                         17,250    2004             127               10 YEAR CMT (6.09%)                 107
                         17,250    2004              52               10 YEAR CMT (7.09%)                  52
                          9,583    2004              22               10 YEAR CMT (7.09%)                  29
                         17,250    2004             121               10 YEAR CMT (6.09%)                 108
                         15,333    2004             137               10 YEAR CMT (5.57%)                 137
                         20,125    2004             192               10 YEAR CMT (5.29%)                 225
                         12,602    2005              27               10 YEAR CMT (7.43%)                  38
                         15,048    2005              34               10 YEAR CMT (7.46%)                  46
INTEREST RATE CORRIDOR ARRANGEMENTS:
                       $100,000    1999            $ 31                3 MONTH LIBOR (5.22%)> 6.63%,    $  --
                                                                                CAPPED AT 8.63%
INTEREST RATE FLOOR ARRANGEMENTS:
                       $100,000   1999             $ --                4 YEAR TREASURY NOTES (4.70%),   $  --
                                                                             STRIKE PRICE OF 6.8%
--------------------------------------------------------------------------------------------------------------------------------



                       Notional  Maturity               Average Interest Rate/Fee                        Market
                                               --------------------------------------------
(DOLLARS IN THOUSANDS)  Amount     Date              Paid                    Received                    Value
--------------------------------------------------------------------------------------------------------------------------------
1997
Interest Rate Swaps:
                        $20,000    1998              5.29%             3 month LIBOR (5.77%)           $   25
                         15,000    1998              6.96%             3 month LIBOR (5.91%)              (39)
                         20,000    1998              6.47%             3 month LIBOR (5.75%)              131
                         12,000    1998              6.49%             3 month LIBOR (5.75%)               87
                         20,000    1999              6.52%             3 month LIBOR (5.75%)              160
                         20,000    1999              6.52%             3 month LIBOR (5.75%)              168
                          9,583    1999              5.34%             3 month LIBOR (5.88%)               36
                         20,000    1999              6.58%             3 month LIBOR (5.91%)              172
                          9,167    1999              5.78%             3 month LIBOR (5.91%)                6
                          5,250    1999              6.84%             3 month LIBOR (5.81%)              (46)
                         20,000    1999              6.60%             3 month LIBOR (5.78%)              221
                         20,000    1999              6.61%             3 month LIBOR (5.78%)              234
                         20,000    1999              6.62%             3 month LIBOR (5.72%)              268
                         12,385    1999              6.01%             3 month LIBOR (5.81%)              (20)
                         20,000    1999              6.65%             3 month LIBOR (5.88%)              262
                         12,385    1999              6.14%             3 month LIBOR (5.88%)              (33)
                         20,000    1999              6.68%             3 month LIBOR (5.91%)              270
                          9,962    1999              6.35%             3 month LIBOR (5.78%)              (65)
                         20,000    1999              6.68%             3 month LIBOR (5.78%)              317
                          9,846    1999              6.45%             3 month LIBOR (5.78%)              (65)
                         11,076    1999              6.21%             3 month LIBOR (5.88%)              (40)
                         11,076    1999              6.31%             3 month LIBOR (5.91%)              (52)
                         20,000    1999              6.70%             3 month LIBOR (5.91%)              302
                         12,461    2000              6.01%             3 month LIBOR (5.72%)              (27)
                         10,385    2000              5.83%             3 month LIBOR (5.75%)                3
                          7,615    2000              5.95%             3 month LIBOR (5.91%)               (6)
                         15,000    2000              7.08%             3 month LIBOR (5.91%)             (371)
                          9,000    2000              7.19%             3 month LIBOR (5.91%)             (278)
                          8,461    2000              6.17%             3 month LIBOR (5.72%)              (36)
                          8,000    2002              6.08%             3 month LIBOR (5.91%)              (32)
                         15,000    2002              6.03%             3 month LIBOR (5.91%)              (31)
                         10,000    2002              6.25%             3 month LIBOR (5.90%)              (67)
                         10,000    2002              6.30%             3 month LIBOR (5.90%)              (88)
Interest Rate Corridor Arrangements:
                        $50,000    1998             $  80              3 month LIBOR (5.81%)> 6.63%,   $   14
                                                                               capped at 8.63%
                        100,000    1999               260              3 month LIBOR (5.81%)> 6.63%        95
                                                                               capped at 8.63%

Interest Rate Floor Arrangements:
                       $100,000    1999             $ 182              4 year Treasury Notes (5.80%),  $1,080
                                                                             Strike Price of 6.8%
--------------------------------------------------------------------------------------------------------------------------------

CMS--Constant Maturity Swap
CMT--Constant Maturity Treasury
LIBOR--London Interbank Offered Rate

   For the year ended December 31, 1998, $24.0 million of the interest rate swaps hedged the exposure that the securities available for sale had to declining market values as a result of increasing interest rates. Additionally, remaining swaps of $192.4 million and $926.0 million were utilized to hedge the interest rate risk inherent in short-term borrowings and brokered certificates of deposit, respectively. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.

   The following is an analysis of the activity with regards to interest rate swaps and interest rate floor/cap/corridor arrangements for the years ended December 31, 1998, 1997 and 1996, respectively.

                                                                 Notional Amount
                                                  ----------------------------------------------
                                                                         Interest Rate
                                                       Interest Rate    Floor/Cap/Corridor
            (IN THOUSANDS)                                 Swaps          Arrangements
            ============================================================================
            Balance, January 1, 1996                    $  155,250         $ 540,000
            New Contracts                                  295,500                --
            Expired Contracts                             (104,172)          (90,000)
            Terminated Contracts                           (34,000)               --
            ----------------------------------------------------------------------------
            Balance, December 31, 1996                     312,578           450,000
            New Contracts                                  748,500                --
            Expired Contracts                              (72,759)         (200,000)
            Terminated Contracts                          (524,667)               --
            ----------------------------------------------------------------------------
            Balance, December 31, 1997                     463,652           250,000
            NEW CONTRACTS                                1,718,800           343,372
            EXPIRED CONTRACTS                             (147,723)          (50,000)
            TERMINATED CONTRACTS                          (892,353)               --
            ----------------------------------------------------------------------------
            BALANCE, DECEMBER 31, 1998                  $1,142,376         $ 543,372
            ============================================================================


   At December 31, 1998, the Corporation had deferred gains of $2.8 million and deferred losses of $2.3 million related to terminated contracts. These deferred gains and losses will be amortized over 1.4 and 2.5 years, respectively. The Corporation had deferred gains of $1.4 million and deferred losses of $2.8 million related to terminated contracts which were amortized as a yield adjustment over 3.3 and 1.5 years, respectively, at December 31, 1997.

   The notional maturities of the interest rate swaps and interest rate floor/cap/corridor arrangements at December 31, 1998, are presented below.

                                                         Notional Amount
                                                --------------------------------------
                                                                    Interest Rate
                                                  Interest Rate   Floor/Cap/Corridor
            (IN THOUSANDS)                             Swaps         Arrangements
            --------------------------------------------------------------------------
            1999                                   $   50,000         $200,000
            2000                                       24,000               --
            2001                                       38,600               --
            2002                                      483,000               --
            2003                                      101,367           52,367
            2004                                      301,688          263,355
            2005                                      143,721           27,650
            --------------------------------------------------------------------------
              Total                                $1,142,376         $543,372
            ==========================================================================

NOTE 13--OTHER NON-INTEREST INCOME AND EXPENSE

   The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

            (IN THOUSANDS)                                    1998          1997           1996
            ========================================================================================
            Other Non-Interest Income:
              Other Loan Fees                               $ 5,104       $ 2,147        $ 1,872
              Other Non-Interest Income                       5,937         4,543          5,251
            ----------------------------------------------------------------------------------------
            Total Other Non-Interest Income                 $11,041       $ 6,690        $ 7,123
            ========================================================================================
            Other Non-Interest Expense:
              Advertising and Promotion                     $ 7,171       $ 5,678        $ 5,986
              Communication and Postage                       4,376         3,693          3,861
              Printing and Supplies                           2,502         2,277          2,351
              Regulatory Fees                                   939         1,016          1,699
              Professional Services                           2,413         2,762          3,000
              Other Non-Interest Expense                      9,027         8,537          7,709
            ----------------------------------------------------------------------------------------
            Total Other Non-Interest Expense                $26,428       $23,963        $24,606
            ========================================================================================



NOTE 14--INCOME TAXES


   The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

            (IN THOUSANDS)                                1998              1997             1996
            ==========================================================================================
            Current Income Tax Expense (Benefit):
              Federal                                   $22,422           $19,121          $12,527
              State                                        (110)             (354)             391
            ------------------------------------------------------------------------------------------
                Total Current                            22,312            18,767           12,918
            Deferred Income Tax Expense (Benefit)        (2,941)           (5,139)             750
            ------------------------------------------------------------------------------------------
            Total Income Tax Expense                    $19,371           $13,628          $13,668
            ==========================================================================================

   Tax expense associated with investment securities gains was $2.7 million in 1998, $927 thousand in 1997 and $2.2 million in 1996.

   The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 1998 and 1997, are presented below.

                                                                      Deferred             Deferred
            (IN THOUSANDS)                                             Assets             Liabilities
            =================================================================================================
            1998:
            LOAN LOSS RESERVE RECAPTURE                               $    --               $ 9,411
            RESERVE FOR LOAN LOSS                                      14,959                    --
            WRITE-DOWN OF PROPERTY HELD FOR SALE                        1,453                    --
            EMPLOYEE BENEFITS                                           2,868                    --
            DEFERRED GAIN ON SALE/LEASEBACK                               359                    --
            DEFERRED STATE TAX RECEIVABLE                               4,800                    --
            DEPRECIATION                                                   --                   837
            DEFERRED FEDERAL TAX LIABILITY FOR STATE RECEIVABLE            --                 1,680
            DEFERRED TAX LIABILITY ON UNREALIZED
              GAINS IN DEBT SECURITIES                                     --                 3,448
            MORTGAGE SERVICING RIGHTS                                      --                   596
            CAPITALIZED REAL ESTATE OWNED COSTS                           384                    --
            DEFERRED LOAN FEES                                             --                 1,434
            ALL OTHER                                                     615                 2,698
           ------------------------------------------------------------------------------------------
              TOTAL                                                   $25,438               $20,104
           ==========================================================================================
            1997:
            Loan Loss Reserve Recapture                               $    --               $ 9,877
            Reserve for Loan Loss                                      12,901                    --
            Write-down of Property Held for Sale                        1,453                    --
            Employee Benefits                                           2,289                    --
            Deferred Gain on Sale/Leaseback                               437                    --
            Deferred State Tax Receivable                               2,820                    --
            Depreciation                                                   --                   113
            Deferred Federal Tax Liability for State Receivable            --                   987
            Deferred Tax Liability on Unrealized
             Gains in Debt Securities                                      --                 3,096
            Deferred Tax Liability on Security Transactions                --                   768
            Mortgage Servicing Rights                                      --                   549
            Capitalized Real Estate Owned Costs                           516                    --
            Deferred Loan Fees                                             --                 1,154
            All Other                                                     682                 1,807
            ------------------------------------------------------------------------------------------
              Total                                                   $21,098               $18,351
            ==========================================================================================

   At December 31, 1998 and 1997, no valuation allowance was required with respect to deferred tax assets.

   The combined federal and state effective tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                                           1998               1997            1996
        =============================================================================================
        Statutory Federal Income Tax Rate                  35.0%              35.0%           35.0%
        Increases (Decreases) in Tax Rate
         Resulting From:
           State and Local Income Taxes,
             Net of Federal Income Tax Benefit              (.8)                --             2.4
           Tax Benefit of State Refund Claim                 --                 --            (1.3)
           Tax-Advantaged Income                           (1.2)              (1.6)           (1.2)
           Disallowed Interest Expense                       .2                 --              --
           Employee Benefits                                (.1)               (.4)            (.1)
           Non-Deductible Merger Expenses                    --                2.3              --
           Credit for Community Development
             Corporation Contribution                       (.2)                --              --
           Other                                             .3                 --             (.5)
        ---------------------------------------------------------------------------------------------
        Total Combined Effective Tax Rate                  33.2%              35.3%           34.3%
        =============================================================================================


NOTE 15--EARNINGS PER SHARE

   The Corporation adopted Statement of Financial Accounting Standards No. 128-- "Earnings Per Share" ("SFAS No. 128") on December 31, 1997. Under the provisions of the standard, primary earnings per share has been replaced with basic earnings per share. Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Additionally, under the standard, diluted earnings per share replaces fully diluted earnings per share from prior years. This computation reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. All prior period data has also been restated to provide for the effects of the stock dividend issued in May, 1998, the 2-for-1 stock split in February 1998, and the acquisition consummated during 1997.

   The following table presents a summary of per share data and amounts for the periods indicated:

            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1998              1997             1996
            ==============================================================================================
            Qualifying Net Income                             $39,030           $24,959          $26,188
            Basic EPS Shares                                   24,389            23,829           23,353
            Basic EPS                                         $  1.60           $  1.05          $  1.12
            Dilutive Shares                                     1,016               906            1,140
            Diluted EPS Shares                                 25,405            24,735           24,493
            Diluted EPS                                       $  1.54           $  1.01          $  1.07
            ----------------------------------------------------------------------------------------------

NOTE 16--OTHER COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for the disclosure of comprehensive income in financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statements presented for the Corporation, nonowner equity changes are only comprised of unrealized gains or losses on available for sale debt securities that will be accumulated with net income in operations and is effective for years beginning after December
15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard did not have an impact on the Corporation's results of operations. Changes in the balance of Net Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Statement of Condition are the direct result of changes in the unrealized gains (losses) on available for sale debt securities.

   Below are the components of Other Comprehensive Income and the related tax effects allocated to each component:


                                                                                        Year Ended December 31,
            ----------------------------------------------------------------------------------------------------------------
            (IN THOUSANDS)                                                   1998                 1997              1996
            ================================================================================================================
            Unrealized Holding Gains (Losses)
              Arising During the Year                                       $7,701              $12,411           $(8,362)
            Tax Expense (Benefit) Attributable to Unrealized
              Holding Gains (Losses) Arising During the Year                 3,046                5,381            (3,209)
            ----------------------------------------------------------------------------------------------------------------
            Net Unrealized Holding Gains (Losses)                            4,655                7,030            (5,153)
            Less: Reclassification Adjustment
              Gains Realized in Net Income                                   6,749                2,337             5,556
                Tax Expense on Realized Gains
                  Included in Net Income                                     2,669                1,413             2,197
            ----------------------------------------------------------------------------------------------------------------
            Net Reclassification Adjustment                                  4,080                  924             3,359
           -----------------------------------------------------------------------------------------------------------------
            Other Comprehensive Income (Loss)                               $  575              $ 6,106           $(8,512)
           =================================================================================================================



NOTE 17--EMPLOYEE BENEFIT PLANS


PENSION PLAN

   Effective December 31, 1997, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 132--"Employers' Disclosures about Pensions and Other Post Retirement Benefits." The standard revises employers' disclosure about pension and other postretirement benefits plans and, accordingly, had no impact on earnings or financial condition of the Corporation.

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


POSTRETIREMENT BENEFITS

   In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach retirement age may become eligible for these benefits, generally contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 1998 and 1997, this plan is unfunded.

   The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.


                                                                              Pension Plan                 Postretirement Benefits
            -----------------------------------------------------------------------------------------------------------------------
            (IN THOUSANDS)                                                   1998             1997           1998           1997
            =======================================================================================================================
            Actuarial Present Value of Accumulated
              Benefit Obligation                                          $25,518          $20,729        $ 1,363        $ 1,060
            -----------------------------------------------------------------------------------------------------------------------
            Projected Benefit Obligation at January 1,                    $21,965          $19,439        $ 1,060           $992
            Service Cost                                                      840              839             72             51
            Interest Cost                                                   1,771            1,502             88             75
            Benefit Payments                                               (1,493)          (1,484)          (111)          (109)
            Actuarial Loss                                                  3,531            1,669            254             51
            -----------------------------------------------------------------------------------------------------------------------
            Projected Benefit Obligation at December 31,                  $26,614          $21,965        $ 1,363        $ 1,060
            =======================================================================================================================

            (IN THOUSANDS)                                                   1998             1997           1998           1997
            =======================================================================================================================
            Plan Assets Fair Value at January 1,                          $26,826          $23,492        $    --        $    --
            Employer Contributions                                             --              152             --             --
            Benefit Payments                                               (1,493)          (1,484)            --             --
            Actual Return on Plan Assets                                    1,732            4,666             --             --
            -----------------------------------------------------------------------------------------------------------------------
            Plan Assets Fair Market Value at December 31,                 $27,065          $26,826        $    --        $    --
            =======================================================================================================================

            (IN THOUSANDS)                                                   1998             1997           1998           1997
            =======================================================================================================================
            Plan Assets in Excess of Projected
             Benefit Obligation                                           $   451          $ 4,861        $(1,363)       $(1,060)
            Unrecognized Net Loss (Gain) from Past
             Experience Different from that Assumed                           928           (3,547)          (142)          (317)
            Unrecognized Prior Service Cost                                (1,596)          (1,713)            83             --
            Unrecognized Net Assets Arising
             at Transition at January 1,                                     (559)            (695)           757            811
            -----------------------------------------------------------------------------------------------------------------------
            Accrued Pension Cost Included
             in Other Liabilities                                         $  (776)         $(1,094)       $  (665)       $  (566)
            =======================================================================================================================


   The actuarially estimated net benefit cost for the year ended December 31 includes the following components:


            (IN THOUSANDS)                                                   1998             1997           1998           1997
            =======================================================================================================================
            Service Cost--Benefits Earned During the Year                 $  840           $   839        $    72        $    51
            Interest Cost on Projected Benefit Obligation                  1,771             1,502             88             75
            Expected Return on Plan Assets                                (2,599)           (2,260)            --             --
            Net Amortization and Deferral of Loss (Gain)                    (331)             (419)            50             37
            -----------------------------------------------------------------------------------------------------------------------
            Net Pension Cost (Benefit) Included
             in Employee Benefit Expense                                  $ (319)          $  (338)       $   210        $   163
            =======================================================================================================================

   The Corporation revised the rates applied in the determination on the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.


                                                                                   Pension Plan            Postretirement Benefits
            -----------------------------------------------------------------------------------------------------------------------
                                                                               1998            1997           1998          1997
            =======================================================================================================================
            Rates Used in Determining Actuarial Present
              Value of Projected Benefit Obligation:
               Weighted Average Discount Rate                                   7.0%            7.5%          7.0%          7.5%
               Expected Rate of Increase in Future Compensation                 4.0%            4.0%
            Expected Long-Term Rate of Return on Plan Assets                   10.0%           10.0%
            =======================================================================================================================

   The contribution to the Corporation's postretirement benefit plan has been capped at a growth rate of 4% in 1998 and 1997 and is expected to remain at that level in the future.

   The assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:


            (IN THOUSANDS)                                                                            1% Increase      1% Decrease
            ======================================================================================================================
            Effect on Total of Service and Interest Cost Components                                     $  18             $(15)
            Effect on Postretirement Benefit Obligation                                                   113              (96)



RETIREMENT SAVINGS PLAN

   The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six-month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. During 1996, the Corporation raised the maximum contribution of 50% of an employee's contribution up to 2% of the individual's salary to 75% and 4.5%, respectively. Contributions to this plan amounted to $1.3 million, $1.1 million and $1.2 million for the years ended December 31, 1998, 1997 and 1996, respectively.


NOTE 18--REGULATORY CAPITAL

   The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its capital securities (see Note 10), common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1998 and 1997, the Corporation exceeded all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it would result in regulatory actions which could have a material impact on the Corporation.

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


                                                                                December 31,
            ---------------------------------------------------------------------------------------------
            (DOLLARS IN THOUSANDS)                                     1998                      1997
            =============================================================================================
            QUALIFYING CAPITAL

            Tier 1 Capital                                       $  330,461                $  265,199
            Total Capital                                           368,000                   302,060
            Risk-Weighted Assets                                  3,586,808                 2,949,890
            Quarterly Average Assets                              4,688,197                 3,756,348

            RATIOS
            Leverage Capital                                           7.05%                     7.06%
            Tier 1 Capital                                             9.21                      8.99
            Total Capital                                             10.26                     10.24




NOTE 19--FAIR VALUE OF FINANCIAL INSTRUMENTS

   Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" ("SFAS No. 107") requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where practicable, in an effort to provide financial statement users with information in making rational investment and credit decisions.

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

DEPOSIT LIABILITIES


   Fair value of demand deposits, savings accounts and money market deposits was the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.


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

   The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                                1998                                      1997
------------------------------------------------------------------------------------------------------------------------------
                                                     Carrying           Fair                Carrying               Fair
(IN THOUSANDS)                                        Amount            Value                Amount                Value
==============================================================================================================================
Assets:
  Cash and Due From Banks                         $   74,365         $   74,365           $   68,580             $   68,580
  Short-Term Investments                                 198                198                  350                    350
  Mortgage Loans Held for Sale                       224,707            225,860               66,925                 67,024
  Securities Available for Sale                    1,198,511          1,198,511              983,241                983,241
  Loans, Net of Allowance                          3,057,472          3,147,070            2,664,207              2,764,821
Liabilities:
  Deposits                                        $3,419,557         $3,434,359           $2,754,515             $2,761,008
  Short-Term Borrowings                              145,363            145,559              347,291                347,511
  Long-Term Debt                                     735,239            745,435              469,077                471,406
Recognized Derivative Financial Instruments:
  Interest Rate Floors                            $       --         $       --           $      182             $    1,080
  Interest Rate Corridors                                 31                 --                  340                    109
  Interest Rate Caps                                   1,474              1,569           $       --             $       --
Unrecognized Derivative Financial Instruments:
  Interest Rate Swaps                             $       --         $    3,808           $       --             $    1,366
  Commitments to Extend Credit                            --                 --                   --                     41
==============================================================================================================================



   These fair value disclosures are made solely to comply with the requirements of SFAS No. 107. The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 1998 and 1997. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

NOTE 20--PARENT COMPANY FINANCIAL INFORMATION


   The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.



   STATEMENT OF INCOME

                                                                              Year Ended December 31,
   --------------------------------------------------------------------------------------------------------------------
   (IN THOUSANDS)                                            1998                      1997                   1996
   ====================================================================================================================
   Interest Income From Bank Subsidiary                    $   242                   $   225                 $   81
   Dividend Income From Subsidiaries                        13,951                     8,460                  6,060
   --------------------------------------------------------------------------------------------------------------------
     Total Income                                           14,193                     8,685                  6,141
   --------------------------------------------------------------------------------------------------------------------
   Interest Expense                                          2,412                       --                      --
   Operating Expenses                                          489                    2,863                    .505
   --------------------------------------------------------------------------------------------------------------------
   Income Before Income Taxes and Equity
    in Undistributed Income of Subsidiaries                 11,292                    5,822                   5,636
   Income Tax Benefit                                       (1,038)                     (43)                   (144)
   --------------------------------------------------------------------------------------------------------------------
                                                            12,330                    5,865                   5,780
   Equity in Undistributed Income of Subsidiaries           26,700                   19,094                  20,408
   --------------------------------------------------------------------------------------------------------------------
   Net Income                                              $39,030                  $24,959                 $26,188
   ====================================================================================================================



   STATEMENT OF CONDITION


                                                                                         December 31,
    -----------------------------------------------------------------------------------------------------------
    (IN THOUSANDS)                                                                   1998            1997
    ====================================================================================================================
    ASSETS
    Interest Bearing Deposit with Bank Subsidiary                                  $    900        $    254
    Investment in Bank Subsidiary                                                   336,485         266,071
    Other Assets                                                                        682           4,325
    -----------------------------------------------------------------------------------------------------------
      Total Assets                                                                 $338,067        $270,650
    ====================================================================================================================
    LIABILITIES
    Other Liabilities                                                              $    752        $    468
    -----------------------------------------------------------------------------------------------------------
      Total Liabilities                                                                 752             468
    -----------------------------------------------------------------------------------------------------------
    Corporate-Obligated Mandatorily Redeemable Capital Securities                    41,238              --
    -----------------------------------------------------------------------------------------------------------
    STOCKHOLDERS' EQUITY
    Common Stock                                                                     24,811          23,285
    Capital Surplus                                                                 172,239         131,191
    Retained Earnings                                                               103,496         113,463
    Net Accumulated Other Comprehensive Income of Bank Subsidiary                     5,308           4,733
    Treasury Stock at Cost                                                           (9,777)         (2,490)
    -----------------------------------------------------------------------------------------------------------
      Total Stockholder's Equity                                                    296,077         270,182
    -----------------------------------------------------------------------------------------------------------
    Total Liabilities and Stockholders' Equity                                     $338,067        $270,650
    ====================================================================================================================




              STATEMENT OF CASH FLOWS

                                                                                        Year Ended December 31,
               -----------------------------------------------------------------------------------------------------------
               (IN THOUSANDS)                                                   1998             1997            1996
               ===========================================================================================================
               Operating Activities:
                 Net Income                                                   $ 39,030         $ 24,959        $ 26,188
                 Adjustments to Reconcile Net Income to Net Cash
                   Provided (Used) by Operating Activities:
                       Equity in Undistributed Income from Subsidiaries        (26,700)         (19,094)        (20,408)
                       Other Operating Activities                                3,926           (3,583)              7
               ----------------------------------------------------------------------------------------------------------
                     Total Adjustments                                         (22,774)         (22,677)        (20,401)
               ----------------------------------------------------------------------------------------------------------
                 Net Cash Provided by Operating Activities                      16,256            2,282           5,787
               ----------------------------------------------------------------------------------------------------------
               Investing Activities:
                 Investment in Bank Subsidiary                                 (41,900)          (4,500)         (4,000)
                 Investment in Trust Subsidiary                                 (1,238)              --              --
               ----------------------------------------------------------------------------------------------------------
                 Net Cash Used by Investing Activities                         (43,138)          (4,500)         (4,000)
               ----------------------------------------------------------------------------------------------------------
               Financing Activities:
                 Issuance of Common Stock                                        6,225            8,824           4,355
                 Purchase of Treasury Stock                                     (7,287)              --              --
                 Cash Dividends on Common Stock                                (12,648)          (8,505)         (6,281)
                 Issuance of Corporation-Obligated
                   Mandatorily Redeemable Capital Securities                    41,238               --              --
               ----------------------------------------------------------------------------------------------------------
                 Net Cash Provided (Used) by Financing Activities               27,528              319          (1,926)
               ----------------------------------------------------------------------------------------------------------
               Increase (Decrease) in Cash and Cash Equivalents                    646           (1,899)           (139)
               Cash and Cash Equivalents at Beginning of Year                      254            2,153           2,292
               ----------------------------------------------------------------------------------------------------------
               Cash and Cash Equivalents at End of Year                       $    900         $    254        $  2,153

               Supplemental Disclosures
               ----------------------------------------------------------------------------------------------------------
               Income Taxes Paid (Received)                                   $    748         $    187        $  (158)
               Stock Dividend                                                   36,349           14,605         17,295


   NOTE 21--FUTURE CHANGES IN ACCOUNTING PRINCIPLES

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement becomes effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

   The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure.

   The Corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedges, if included in earnings, would not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.

   The FASB issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS No. 134") during October 1998, which becomes effective for all periods beginning after December 15, 1998. SFAS No. 134 conforms the accounting by mortgage banking enterprises for mortgage-backed securities subsequent to securitization of other types of assets by non-mortgage banking enterprises. This statement should not have a material impact on the Corporation's results of operations.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The text and tables under "Election of Directors" in the Corporation's 1999 Proxy Statement is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

   The text and tables under "Compensation of Officers and Directors" in the Corporation's 1999 Proxy Statement is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The text and tables under "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's 1999 Proxy Statement are incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The text under "Certain Transactions with Management" in the Corporation's 1999 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
         AND REPORTS ON FORM 8-K

(a)(1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.
(a)(2) Financial statement schedules--none applicable or required.
(a)(3) Exhibits
       The following is an index of the exhibits included in this report:
       (3.1) Articles of Incorporation of Provident Bankshares Corporation.(1) (3.2) Second Amended and Restated By-Laws of Provident Bankshares
              Corporation. (6)
       (4.1) Amendment No. 1 to Stockholder Protection Rights Agreement.(3) (10.1) 1994 Supplemental Executive Incentive Plan of Provident Bank of
              Maryland.(3)
       (10.2) Supplemental Executive Retirement Income Plan of  Provident Bank
              of Maryland.(4)
       (10.3) Amended and restated Stock Option and  Appreciation Rights Plan of Provident Bankshares Corporation.(5)
       (10.4) Form  of Change in Control Agreement between Provident Bankshares
              Corporation and  Certain Executive Officers.(2)
       (10.5) Form of Change in Control Agreement between Provident Bank of
              Maryland and Certain Executive Officers.(2)
       (10.6) Deferred  Compensation Plan for Outside Directors.(7)
       (10.7) Provident  Bankshares Corporation Non-Employee Directors'
              Severance Plan.(7)
       (11)   Statement re: Computation of Per Share Earnings.(7)
       (21)   Subsidiaries of Provident Bankshares Corporation.(7)
       (23)   Consents of Independent Accountants.(7)
       (24)   Power of Attorney.(7)
       (27)   Financial Data Schedule.(7)
(b) No reports on Form 8-K were filed by the Corporation in the last quarter of 1998.
(1) Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
(2) Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(3) Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(4) Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.
(5) Incorporated by reference from the Registrant's definitive 1995 Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.
(6) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.
(7) Filed herewith.

SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  PROVIDENT BANKSHARES CORPORATION (Registrant)
January 29, 1999 BY               /s/Peter M. Martin
                                  ------------------
                                  Peter M. Martin
                                  Chairman of the Board, President and Chief
                                  Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


                                  Principal Executive Officer:
January 29, 1999 BY               /s/Peter M. Martin
                                  ------------------
                                  Peter M. Martin
                                  Chairman of the Board, President and Chief
                                  Executive Officer


                                  Principal Financial Officer:
January 29, 1999 BY               /s/James R. Wallis
                                  ------------------
                                  James R. Wallis
                                  Executive Vice President


                                  Principal Accounting Officer:
January 29, 1999 BY               /s/R. Wayne Hall
                                  ----------------
                                  R. Wayne Hall
                                  Treasurer


                                  A Majority of the Board of Directors*
                                  Robert B. Barnhill, Jr., Melvin A. Bilal,
                                  Thomas S. Bozzuto, Dr. Calvin W. Burnett,
                                  Ward B. Coe, III, Charles W. Cole, Jr.,
                                  M. Jenkins Cromwell, Jr., Pierce B. Dunn,
                                  Enos K. Fry, Herbert W. Jorgensen, Mark K.
                                  Joseph, Barbara B. Lucas, Peter M. Martin,
                                  Frederick W. Meier, Jr., Sister Rosemarie
                                  Nassif, Francis G. Riggs, Sheila K. Riggs,
                                  Carl W. Stearn


January 29, 1999 *BY              /s/R. Wayne Hall
                                  ----------------
                                  R. Wayne Hall
                                  Attorney-in-fact