Form 10-Q
period 1999-03-31
PROVIDENT BANKSHARES CORP
filed 1999-05-14
CIK 818969

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           MARYLAND                                    52-1518642
---------------------------------                      ----------
(State or Other Jurisdiction of                     (I.R.S. Employer
 Incorporation or Organization)                  Identification  Number)


              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
         --------------------------------------------------------------
         (Former Name, former Address and Former Fiscal Year if Changed
                               Since Last Report)
                               ------------------

                                 (410) 277-7000
             -----------------------------------------------------
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

Common Stock, par value $1.00 per share, 24,338,625 shares outstanding at May 3, 1999.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition
          March 31, 1999 and 1998 and  December 31, 1998                     3

          Consolidated Statement of Income - Unaudited
          Three Months Ended March 31, 1999 and 1998                         4

          Consolidated Statement of Cash Flows - Unaudited
          Three Months Ended March 31, 1999 and 1998                         5

          Notes to Consolidated Financial Statements - Unaudited             6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                   9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                 13

PART II - OTHER INFORMATION                                                 13

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

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries
                                                                          March 31,    December 31,        March 31,
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                         1999            1998             1998
----------------------------------------------------------------------------------------------------------------------------
ASSETS
Cash and Due From Banks                                               $      67,220     $      74,365      $     67,057
Short-Term Investments                                                       40,092               198               233
Mortgage Loans Held for Sale                                                187,168           224,707           118,600
Securities Available for Sale                                             1,347,176         1,198,511           989,372

Loans:
   Consumer                                                               2,269,909         2,154,557         1,786,782
   Commercial Business                                                      383,012           375,930           300,673
   Real Estate -- Construction                                              136,329           124,445           117,784
   Real Estate -- Mortgage                                                  339,498           445,279           583,135
----------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                          3,128,748         3,100,211         2,788,374
Less:  Allowance for Loan Losses                                             37,897            42,739            37,769
----------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                            3,090,851         3,057,472         2,750,605
----------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                  40,361            40,459            37,465
Accrued Interest Receivable                                                  42,536            40,466            32,623
Other Assets                                                                 52,197            39,719            28,939
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                          $   4,867,601     $   4,675,897      $  4,024,894
----------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                 $     264,615     $     252,024      $    215,244
  Interest-Bearing                                                        3,164,898         3,167,533         2,664,617
----------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                        3,429,513         3,419,557         2,879,861
----------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                       280,110           145,363           334,307
Long-Term Debt                                                              743,151           735,239           488,297
Other Liabilities                                                            80,925            40,423            42,374
----------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                       4,533,699         4,340,582         3,744,839
----------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities              39,244            39,238                 --
----------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 24,838,760,  24,811,256  and 23,537,844  Shares; at March 31,
  1999,  December 31, 1998 and March 31, 1998, respectively                  24,839            24,811             23,538
Capital Surplus                                                             172,614           172,239            135,079
Retained Earnings                                                           110,299           103,496            119,885
Net Accumulated Other Comprehensive Income                                   (3,317)            5,308              4,043
Treasury Stock at Cost - 525,766 Shares at March 31, 1999,
  December 31, 1998 and 228,066 at March 31, 1998                            (9,777)           (9,777)            (2,490)
----------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                294,658           296,077            280,055
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                            $   4,867,601     $   4,675,897      $   4,024,894
----------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries


                                                                            Three Months Ended
                                                                                March 31,
---------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                1999                    1998
---------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                     $   60,653              $   56,080
Interest on Securities                                             20,091                  16,679
Tax-Advantaged Interest                                               589                     883
Interest on Short-Term Investments                                     39                      54
---------------------------------------------------------------------------------------------------
Total Interest Income                                              81,372                  73,696
---------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                               34,401                  30,047
Interest on Short-Term Borrowings                                   3,026                   4,610
Interest on Long-Term Debt                                         10,204                   7,299
---------------------------------------------------------------------------------------------------
Total Interest Expense                                             47,631                  41,956
---------------------------------------------------------------------------------------------------
Net Interest Income                                                33,741                  31,740
Less: Provision for Loan Losses                                     1,961                   2,975
---------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses                31,780                  28,765
---------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                 7,538                   6,258
Mortgage Banking Activities                                         4,004                   1,584
Commissions and Fees                                                1,476                   1,184
Net Securities Gains (Losses)                                         (63)                  1,209
Other Non-Interest Income                                           2,520                   2,533
---------------------------------------------------------------------------------------------------
Total Non-Interest Income                                          15,475                  12,768
---------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                     16,230                  14,357
Occupancy Expense, Net                                              2,852                   2,482
Furniture and Equipment Expense                                     2,157                   1,910
External Processing Fees                                            3,701                   3,258
Capital Securities Expense                                            836                      --
Other Non-Interest Expense                                          6,404                   5,614
---------------------------------------------------------------------------------------------------
Total Non-Interest Expense                                         32,180                  27,621
---------------------------------------------------------------------------------------------------
Income Before Income Taxes                                         15,075                  13,912
Income Tax Expense                                                  4,750                   4,607
---------------------------------------------------------------------------------------------------
Net Income                                                     $   10,325              $    9,305
---------------------------------------------------------------------------------------------------

Per Share Amounts:
  Net Income -- Basic                                          $     0.43              $     0.38
  Net Income -- Diluted                                              0.41                    0.37
---------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                     Three Months Ended
                                                                                          March 31,
------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    1999                 1998
------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
   Net Income                                                          $        10,325        $       9,305
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                            9,685                5,237
        Provision for Loan Losses                                                1,961                2,975
        Provision for Deferred Income Tax (Benefit)                              2,466               (1,214)
        Realized Net Securities Gains (Losses)                                      63               (1,209)
        Loans Originated or Acquired and Held for Sale                        (243,020)            (192,134)
        Proceeds from Sales of Loans                                           283,119              141,068
        Gain on Sales of Loans                                                  (2,560)                (609)
        Other Operating Activities                                             (11,800)               2,167
------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                             39,914              (43,719)
------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                50,239              (34,414)
------------------------------------------------------------------------------------------------------------

Investing Activities:
   Principal Collections and Maturities of Securities Available for Sale        58,565               54,366
   Proceeds on Sales of Securities Available for Sale                            4,272              139,899
   Purchases of Securities Available for Sale                                 (184,473)            (200,965)
   Loan Originations and Purchases Less Principal Collections                  (43,577)             (91,611)
   Purchases of Premises and Equipment                                          (1,773)              (1,755)
------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (166,986)            (100,066)
------------------------------------------------------------------------------------------------------------

Financing Activities:
   Net Increase in Deposits                                                      9,956              125,346
   Net Increase (Decrease) in Short-Term Borrowings                            134,747              (12,984)
   Proceeds from Long-Term Debt                                                 10,000               50,000
   Payments and Maturities of Long-Term Debt                                    (2,088)             (30,780)
   Issuance of Common Stock                                                        403                4,141
   Cash Dividends on Common Stock                                               (3,522)              (2,883)
------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      149,496              132,840
------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                32,749               (1,640)
   Cash and Cash Equivalents at Beginning of Year                               74,563               68,930
------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                             $       107,312        $      67,290
------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                               $        32,729        $      22,413
Income Taxes Paid                                                                  665                   37


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 1999

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 3, 1999.

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


                                                                            Three Months Ended
                                                                                March 31,
--------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                                1999           1998
--------------------------------------------------------------------------------------------------
Qualifying Net Income                                                     $  10,325    $   9,305
Basic EPS Shares                                                             24,294       24,341
Basic EPS                                                                 $    0.43    $    0.38
--------------------------------------------------------------------------------------------------
Dilutive Shares (principally stock options)                                     896        1,151
Diluted EPS Shares                                                           25,190       25,492
Diluted EPS                                                               $    0.41    $    0.37
--------------------------------------------------------------------------------------------------

NOTE C - INVESTMENT SECURITIES

      The aggregate amortized cost and market values of the investment securities portfolio at March 31, were as follows:


                                                                  Gross              Gross
                                             Amortized          Unrealized         Unrealized              Market
(in thousands)                                  Cost              Gains              Losses                Value
------------------------------------------------------------------------------------------------------------------
March 31, 1999
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       42,766     $            5      $          --      $       42,771
Mortgage-Backed Securities                    1,145,073              4,499              6,412           1,143,160
Municipal Securities                             26,784                762                 --              27,546
Trust Preferred Securities                      131,953                238              4,314             127,877
Other Debt Securities                             6,087                 --                265               5,822
------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,352,663     $        5,504      $      10,991      $    1,347,176
------------------------------------------------------------------------------------------------------------------

March 31, 1998
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       38,276     $           40      $           9      $       38,307
Mortgage-Backed Securities                      903,920              7,796              1,397             910,319
Municipal Securities                             21,039                464                 11              21,492
Other Debt Securities                            19,448                 12                206              19,254
------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $      982,683     $        8,312      $       1,623      $      989,372
------------------------------------------------------------------------------------------------------------------

      At March 31, 1999 a net unrealized loss of $3.3 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized gain of $4.0 million at March 31, 1998. For details regarding investment securities at December 31, 1998, refer to Notes 1 and 4 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 3, 1999.

NOTE D - SERVICING ASSETS

      Effective January 1, 1997, the Corporation applies the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Under SFAS No. 125, the Corporation carries any retained interest in a transferred asset on the Statement of Condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At March 31, 1999 the valuation allowance was $10 thousand.


      The following is an analysis of the servicing asset balance, net of accumulated amortization, during the period ended March 31, 1999:

                                                                       March 31,
(in thousands)                                                              1999
--------------------------------------------------------------------------------
Balance at January 1, 1999                                                $2,608
Additions                                                                  5,257
Amortization                                                                  38
Sales of Servicing Assets                                                  4,359
--------------------------------------------------------------------------------
Balance at March 31, 1999                                                 $3,468
--------------------------------------------------------------------------------


NOTE E - COMPREHENSIVE INCOME

      In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130") to establish requirements for the disclosure of comprehensive income in financial statements. Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statements presented for the Corporation, nonowner equity changes are only comprised of unrealized gains or losses on available for sale debt securities that will be accumulated with net income in determining comprehensive income. This statement does not impact the historical financial results of the Corporation's operations and is effective for years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Adoption of this standard did not have an impact on the Corporation's results of operations. Changes in the balance of Net Accumulated Other Comprehensive Income in the Stockholders' Equity section of the Statement of Condition are the direct result of changes in the unrealized gains (losses) on available for sale debt securities.

Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.


                                                                            Three Months Ended
                                                                                 March 31,
------------------------------------------------------------------------------------------------
(in thousands)                                                             1999           1998
-------------------------------------------------------------------------------------------------
Net income                                                              $   10,325     $   9,305
Other Comprehensive Income:
   Unrealized Holding Gain (Loss) on Debt Securities                       (14,331)           66
   Less: Reclassification Adjustment for Gains Included in Net Income          (63)        1,209
-------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                     (14,268)       (1,143)
Income Tax (Benefit) Related to Items of Other Comprehensive Income         (5,643)         (453)
-------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                       (8,625)         (690)
-------------------------------------------------------------------------------------------------
Comprehensive Income                                                    $    1,700     $   8,615
------------------------------------------------------------------------------------------------

NOTE F - FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement becomes effective for fiscal years beginning after June 15, 1999 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.
      The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure.
      The Corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedges, if included in earnings, would not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended March 31, 1999 of $10.3 million or $.43 per share basic and $.41 diluted. Net income for the quarter ended March 31, 1998 was $9.3 million or $.38 per share basic and $.37 diluted. The higher earnings in 1999 were mainly due to loan growth and increased fee income. Average total loans outstanding grew $432 million or 15.9% to $3.15 billion. Non-interest income, net of securities gains, increased 34 percent for the quarter driven by fee-based services, mortgage banking income and investment service fees. Operating expenses net of capital securities expenses increased 13.5 percent from the first quarter of 1998. This increase is associated with continued network expansion, upgrading of branch technology and increased mortgage banking business. There was a $2.0 million provision for loan losses during the quarter with net charge-offs of $6.8 million.

NET INTEREST INCOME

      Growth in average earning assets offset in part by a lower net interest margin raised tax-equivalent net interest income to $34.0 million for the first quarter of 1999, a $2.0 million increase over the prior year. The net interest margin for the quarter declined 43 basis points from the same quarter last year. The primary factors included declining interest rates and a flattened treasury yield curve, compressing spreads and increasing prepayments on mortgages. In addition, a higher mix of lower yielding investments versus loans impacted the yield-cost spreads as the Corporation leveraged trust preferred capital securities issued in the second quarter of 1998 in anticipation of future loan growth.

      Provident's tax equivalent interest income rose $7.6 million from the first quarter of 1998, the result of an $814 million expansion in average earning asset balances. Growth in total average earning assets was provided by increases of $493 million in consumer loans, $263 million in investment, $69 million in mortgage loans held for sale and $91 million in commercial business loans. Real estate mortgages decreased $103 million partly due to a $52 million residential loan sale during the second quarter, 1998. The yield declined 72 basis points to 7.18% versus 7.90% the prior year.
      Total interest expense for the first quarter of 1999 was $5.7 million above a year ago, the combined result of an increase of $734 million in the average outstanding balance of interest-bearing liabilities offset in part by a 33 basis point drop in rate paid. Included in this increase were $433 million in matched maturity brokered deposits, $80 million in interest bearing demand/money market deposits and $51 million in money market certificates of deposits. Savings and direct certificates of deposit increased $3.5 million and $15.7 million, respectively. Borrowed money increased $160 million.
      As a result of off-balance sheet transactions undertaken to insulate the bank from interest rate risks, interest income decreased by $150 thousand and interest expense decreased by $641 thousand, for a total increase of $491 thousand in net interest income for the quarter ending March 31, 1999. Included in this net interest income increase was the amortization of closed positions which reduced interest income by $54 thousand and increased interest expense by $545 thousand (a net decrease of $491 thousand) for the current quarter. Without the amortization of closed positions, off-balance sheet positions had no effect on net interest income for the current quarter.
      Management was assuming for planning purposes as of March 31, 1999, that short-term rates will increase by 20 basis points and long-term rates will remained unchanged over the next twelve months. The Corporation's analysis indicates that if management does not adjust its March 31, 1999 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $102 thousand over the next twelve months. This compares to a decrease of $1.5 million should interest rates remain unchanged. Amortization of closed positions will increase net interest income by $502 thousand over the next twelve months. Thus, without amortization of closed positions, net interest income would decrease $400 thousand over the next twelve months if the forward yield curve assumptions occur and $1.0 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $2.0 million provision for loan losses, with net charge-offs of $6.8 million for the first quarter of 1999, compared to a provision of $3.0 million and net charge-offs of $2.1 million for the same period of 1998. The increase in charge-offs was the result of the payment of a judgment entered in April of 1998 stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit which was issued in 1989. The amount of the judgment was $5.2 million, exclusive of post-judgment interest. The amount of this payment was fully reserved for at December 31, 1998. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at March 31, 1999 was $37.9 million, compared to $37.8 million a year ago. At March 31, 1999, the allowance represented 1.21% of total loans and 374% of non-performing loans. Total non-performing loans were $10.1 million at March 31, 1999, down from $14.3 million as of March 31, 1998. Non-performing loans as a percent of loans outstanding as of March 31, 1999 were .32%.

NON-INTEREST INCOME

      Non-interest income, exclusive of securities gains, totaled $15.5 million in the first quarter of 1999 compared to $11.6 million in 1998. This increase was driven by a $2.4 million increase in mortgage banking activities, a $1.3 million increase in deposit service fees driven by higher account volume and commission and fees of $292 thousand. Mortgage banking income was driven by increased originations which totaled $281 million during the first quarter of 1999 compared to $203 million during the same quarter of 1998. Sales of mortgage loans resulted in $2.6 million in gains for the first quarter of 1999 as compared to $551 thousand for the same period in 1998.
      Sale of securities resulted in a $63 thousand loss for the quarter compared to $1.2 million gain for the same quarter in 1998.

NON-INTEREST EXPENSE

      First quarter non-interest expense was $32.2 million, compared to $27.6 million for the same period last year. Salaries and benefits increased $1.9 million mainly related to merit increases and incentives associated with increased mortgage originations. Occupancy costs increased $370 thousand over last year and furniture and equipment expense increased $247 thousand. These increases were required by branch network expansion and upgrades of technology. External processing fees increased $443 thousand due to increased account volume. During the second quarter of 1998, $40 million of trust preferred capital securities were issued resulting in $836 thousand in related expenses for the first quarter of 1999. All other expenses increased a total of $790 thousand mainly associated with a $148 thousand increase in communication expenses and $360 thousand increase in professional fees.

INCOME TAXES

      Provident recorded income tax expense of $4.8 million on income before taxes of $15.1 million, an effective tax rate of 31.5%. During the first quarter of 1998, Provident's tax expense was $4.6 million on pre-tax income of $13.9 million, an effective tax rate of 33.1%. The change in effective tax rate is the result of higher state income tax benefits.

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

      The total costs associated with becoming Year 2000 compliant are expected to be less than $1.0 million and are not expected to have a material effect on the results of operations. As of December 31, 1998, the Corporation had spent approximately $626 thousand to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Corporation in the period incurred.
      As a precaution, the Corporation has developed a contingency plan in case it is not completely Year 2000 compliant after December 31, 1999. Management believes the contingency plan will permit Provident, even if some of its systems fail, to continue to operate until normal operations can be restored. These plans include the capability to process off-line and transport the data to our third party processor by the most effective and efficient means available. These procedures could require changing schedules and hiring of temporary staff, which would increase the cost of the operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Bank temporarily not being able to process, in some combination, various types of customer transactions. Despite Provident's efforts to date to remediate affected systems and develop contingency plans for potential risks, management has not yet completed all activities associated with resolving Year 2000 issues. Under the unlikely scenario that required modifications or conversions are not made or are not completed on a timely basis prior to the Year 2000, normal business operations could be disrupted. In addition, noncompliance by third parties (including loan customers) and disruptions to the economy in general resulting from Year 2000 issues could also have a negative impact of undeterminable magnitude on the Corporation.
        The costs of the project and the date on which the Corporation plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.


FINANCIAL CONDITION

      Total assets of the Corporation increased $192 million from December 31, 1998 to March 31, 1999 as investments increased $189 million and loan balances increased $28.5 million offset in part by lower loans held for sale. Consumer loans were up $115 million and commercial business loans were up $7 million from December 31, 1998. Real estate construction loans increased $12 million and real estate mortgage loans declined $106 million. The sale of mortgage loans contributed to the decline. Total deposits ended the quarter at $3.4 billion, an increase of $10 million over the December 31, 1998 level. Non-interest bearing deposits increased $13 million from December 31, 1998 while interest bearing deposits decreased $3 million. Borrowings increased $143 million from December 31, 1998 ending the quarter at $1.02 billion. In April 1998, the Corporation issued $40 million of trust preferred capital securities, which were outstanding as of March 31, 1999. A subsidiary trust of the Corporation issued these capital securities, and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes.
      The primary source of liquidity at March 31, 1999 were loans held for sale and investments available for sale, which totaled $1.53 billion. This represents 34% of total liabilities compared to 33% at December 31, 1998.
      At quarter-end, the leverage ratio was 7.10% and total stockholders' equity represented 10.29% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 1998, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 3, 1999. The market risk of the Corporation has not experienced any significant changes as of March 31, 1999 from December 31, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 1999.


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

     Item 4.  Submission of Matters to a Vote of Security Holders - None

     Item 5.  Other Information - None

     Item 6.  Exhibits and Reports on Form 8-K

               (a) The exhibits filed as part of this report are listed below:

               (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

               (3.2) Second Amended and Restated Bylaws of Provident Bankshares Corporation (2)

               (4.1)  Stockholder Protection Rights Plan, as amended (3)

               (11)   Statement re: Computation of Per Share Earnings

               (27)   Financial Data Schedule


               (b) Reports on Form 8-K

                No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 1999.

(1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.
(3) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



May 14, 1999                             /s/ Peter M. Martin
                                         ---------------------------------------
                                         Peter M. Martin
                                         President, Chairman and Chief Executive
                                         Officer



May 14, 1999                             /s/ R. Wayne Hall
                                         ---------------------------------------
                                         R. Wayne Hall
                                         Treasurer



                                  EXHIBIT INDEX



Exhibit                  Description                                          Sequentially Numbered Page
-------                  -----------                                          --------------------------

 (11)              Statement re: Computation of Per Share Earnings

 (27)              Financial Data Schedule
