Form 10-Q
period 1999-06-30
PROVIDENT BANKSHARES CORP
filed 1999-08-12
CIK 818969

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            MARYLAND                                        52-1518642
----------------------------------                          ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                     Identification  Number)


               114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
               ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
            --------------------------------------------------------
               (Former Name, former Address and Former Fiscal Year
                          if Changed Since Last Report)


                                 (410) 277-7000
                    -----------------------------------------
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

Common Stock, par value $1.00 per share, 25,532,531 shares outstanding at July 27, 1999.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition
          June 30, 1999 and 1998 and  December 31, 1998                       3

          Consolidated Statement of Income - Unaudited
          Three and Six Months Ended June 30, 1999 and 1998                   4

          Consolidated Statement of Cash Flows - Unaudited
          Six Months Ended June 30, 1999 and 1998                             5

          Notes to Consolidated Financial Statements - Unaudited              6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                    9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                                   14

PART II - OTHER INFORMATION                                                   14

Item 1.   Legal Proceedings

Item 2.   Changes in Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES                                                                    16

EXHIBIT INDEX                                                                 17

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                                      June 30,    December 31,              June 30,
(DOLLARS IN THOUSANDS)                                                                    1999            1998                  1998
====================================================================================================================================
ASSETS
Cash and Due From Banks                                                         $       77,137    $     74,365         $     64,373
Short-Term Investments                                                                   2,628             198                  399
Mortgage Loans Held for Sale                                                           117,158         224,707               99,138
Securities Available for Sale                                                        1,364,477       1,198,511            1,483,083
Loans:
   Consumer                                                                          2,348,042       2,154,557            1,817,656
   Commercial Business                                                                 403,783         375,930              314,791
   Real Estate -- Construction                                                         129,441         124,445              119,984
   Real Estate -- Mortgage                                                             353,760         445,279              496,844
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                     3,235,026       3,100,211            2,749,275
Less:  Allowance for Loan Losses                                                        38,682          42,739               38,731
------------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                       3,196,344       3,057,472            2,710,544
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                             40,318          40,459               39,391
Accrued Interest Receivable                                                             42,877          40,466               34,899
Other Assets                                                                            58,651          39,719               65,550
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $    4,899,590   $   4,675,897         $  4,497,377
====================================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                           $      266,826   $     252,024         $    230,156
  Interest-Bearing                                                                   3,302,806       3,167,533            2,684,520
------------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                   3,569,632       3,419,557            2,914,676
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                                  225,505         145,363              342,101
Long-Term Debt                                                                         742,025         735,239              780,503
Other Liabilities                                                                       39,763          40,423              132,923
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                  4,576,925       4,340,582            4,170,203
------------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities                         39,250          39,238               39,289
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 26,114,940,  24,811,256  and 24,736,963  Shares; at June 30,
  1999,  December 31, 1998 and June 30, 1998, respectively                              26,115          24,811               24,737
Capital Surplus                                                                        202,032         172,239              171,161
Retained Earnings                                                                       87,793         103,496               90,203
Net Accumulated Other Comprehensive Income                                             (21,323)          5,308                4,274
Treasury Stock at Cost - 591,266 Shares at June 30, 1999,
  525,766 at December 31, 1998 and 228,066 at June 30, 1998                            (11,202)         (9,777)              (2,490)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                           283,415         296,077              287,885
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $    4,899,590   $   4,675,897         $  4,497,377
====================================================================================================================================
These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries


                                                                   Three Months Ended                       Six Months Ended
                                                                        June 30,                                 June 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                              1999               1998              1999                 1998
====================================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                $      64,081      $      56,743     $     124,734         $    112,823
Interest on Securities                                           21,310             19,815            41,401               36,494
Tax-Advantaged Interest                                             576                696             1,165                1,579
Interest on Short-Term Investments                                   21                 30                60                   84
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                         85,988             77,284           167,360              150,980
------------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                             36,197             31,153            70,598               61,200
Interest on Short-Term Borrowings                                 3,203              4,202             6,229                8,812
Interest on Long-Term Debt                                       10,165              9,739            20,369               17,038
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                        49,565             45,094            97,196               87,050
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                            36,423             32,190            70,164               63,930
Less: Provision for Loan Losses                                   2,759              3,074             4,720                6,049
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            33,664             29,116            65,444               57,881
------------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                               8,408              7,379            15,946               13,637
Mortgage Banking Activities                                       2,630              3,995             6,634                5,579
Commissions and Fees                                              1,388              1,063             2,864                2,247
Net Securities Gains                                                375                725               312                1,934
Other Non-Interest Income                                         2,917              2,829             5,437                5,362
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                     15,718             15,991            31,193               28,759
----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   16,906             15,230            33,136               29,587
Occupancy Expense, Net                                            2,696              2,531             5,548                5,013
Furniture and Equipment Expense                                   2,061              1,931             4,218                3,841
External Processing Fees                                          3,728              3,549             7,429                6,807
Capital Securities Expense                                          835                690             1,671                  690
Other Non-Interest Expense                                        6,704              6,730            13,108               12,344
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                    32,930             30,661            65,110               58,282
----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       16,452             14,446            31,527               28,358
Income Tax Expense                                                5,462              4,721            10,212                9,328
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                $      10,990      $       9,725     $      21,315         $     19,030
====================================================================================================================================

PER SHARE AMOUNTS:
  Net Income -- Basic                                     $        0.43      $        0.38     $        0.83         $       0.74
  Net Income -- Diluted                                            0.42               0.36              0.81                 0.71
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.




CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries


(IN THOUSANDS)
Six Months Ended June 30,                                                         1999                 1998
============================================================================================================
OPERATING ACTIVITIES
   Net Income                                                          $        21,315        $      19,030
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                           17,796               11,609
        Provision for Loan Losses                                                4,720                6,049
        Provision for Deferred Income Tax (Benefit)                              3,142               (2,372)
        Realized Net Securities Gains                                             (312)              (1,934)
        Loans Originated or Acquired and Held for Sale                        (444,587)            (399,420)
        Proceeds from Sales of Loans                                           555,932              370,439
        Gain on Sales of Loans                                                  (3,796)              (3,232)
        Other Operating Activities                                              (2,987)              (1,961)
------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                            129,908              (20,822)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                               151,223               (1,792)
------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale       118,336              116,548
   Proceeds on Sales of Securities Available for Sale                           22,820              252,798
   Purchases of Securities Available for Sale                                 (354,691)            (813,592)
   Loan Originations and Purchases Less Principal Collections                 (158,481)             (57,551)
   Purchases of Premises and Equipment                                          (3,662)              (5,385)
------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                         (375,678)            (507,182)
------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase in Deposits                                                    150,075              160,161
   Net Increase (Decrease) in Short-Term Borrowings                             80,142               (5,190)
   Proceeds from Long-Term Debt                                                 16,000              371,825
   Payments and Maturities of Long-Term Debt                                    (9,214)             (60,399)
   Proceeds from Capital Securities                                                 --               39,289
   Issuance of Common Stock                                                      1,251                5,071
   Purchase of Treasury Stock                                                   (1,425)                  --
   Cash Dividends on Common Stock                                               (7,172)              (5,941)
------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                      229,657              504,816
------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                 5,202               (4,158)
   Cash and Cash Equivalents at Beginning of Year                               74,563               68,930
------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $        79,765        $      64,772
============================================================================================================

SUPPLEMENTAL DISCLOSURES
------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                               $        63,182        $      49,313
Income Taxes Paid                                                                7,588                4,652
Stock Dividend                                                                  29,846               36,350

These financial statements should be read in conjunction with the accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 1999

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation ("Corporation") Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 3, 1999.

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


                                                   Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
----------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)       1999         1998                1999            1998
----------------------------------------------------------------------------------------------------------
Qualifying Net Income                          $  10,990    $   9,725           $  21,315      $   19,030
Basic EPS Shares                                  25,584       25,712              25,534          25,633
Basic EPS                                      $    0.43    $    0.38           $    0.83      $     0.74
----------------------------------------------------------------------------------------------------------
Dilutive Shares (principally stock options)          654        1,054                 904           1,113
Diluted EPS  Shares                               26,238       26,766              26,438          26,746
Diluted EPS                                    $    0.42    $    0.36           $    0.81      $     0.71
----------------------------------------------------------------------------------------------------------



NOTE C - INVESTMENT SECURITIES

        The aggregate amortized cost and market values of the investment securities portfolio at June 30, were as follows:

                                                               GROSS         GROSS
                                              AMORTIZED      UNREALIZED    UNREALIZED       MARKET
(IN THOUSANDS)                                   COST          GAINS         LOSSES         VALUE
----------------------------------------------------------------------------------------------------
JUNE 30, 1999

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $      42, 654   $        --      $     41     $     42,613
Mortgage-Backed Securities                    1,194,606         2,060        28,800        1,167,866
Municipal Securities                             26,782           297           173           26,906
Trust Preferred Securities                      131,888            67         8,532          123,423
Other Debt Securities                             3,822            --           153            3,669
-----------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,399,752   $     2,424      $ 37,699     $  1,364,477
-----------------------------------------------------------------------------------------------------

June 30, 1998

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       45,287   $        30      $     --     $     45,317
Mortgage-Backed Securities                    1,395,224         8,020         1,208        1,402,036
Municipal Securities                             21,035           512            29           21,518
Other Debt Securities                            14,467            --           255           14,212
-----------------------------------------------------------------------------------------------------
   Total Securities Available for Sale   $    1,476,013   $     8,562      $  1,492     $  1,483,083
-----------------------------------------------------------------------------------------------------

          At June 30, 1999 a net unrealized loss of $21.3 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized gain of $4.3 million at June 30, 1998. For details regarding investment securities at December 31, 1998, refer to Notes 1 and 4 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 3, 1999.

NOTE D - SERVICING ASSETS

        Effective January 1, 1997, the Corporation applies the provisions of Statement of Financial Accounting Standards No. 125 - "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). Under SFAS No. 125, the Corporation carries any retained interest in a transferred asset on the Statement of Condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At June 30, 1999 a valuation allowance was not required.


        The following is an analysis of the servicing asset balance, net of accumulated amortization, during the period ended June 30, 1999:

                                                             June 30,
(IN THOUSANDS)                                                   1999
---------------------------------------------------------------------
Balance at January 1, 1999                                     $2,608
Additions                                                       9,459
Amortization                                                       68
Sales of Servicing Assets                                       9,140
---------------------------------------------------------------------
Balance at June 30, 1999                                       $2,859
---------------------------------------------------------------------


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


                                                                        Three Months Ended                        Six Months Ended
                                                                            June 30,                                   June 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                       1999           1998                         1999          1998
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                     $   10,990      $   9,725                 $     21,315    $   19,030
Other Comprehensive Income:
   Unrealized Holding Gain (Loss) on Debt Securities              (29,412)         1,106                      (43,743)        1,175
   Less:  Reclassification Adjustment for Gains
          Included in Net Income                                      375            725                          312         1,934
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                            (29,787)           381                      (44,055)         (759)
Income Tax (Benefit) Related to Items of Other
 Comprehensive Income                                             (11,781)           150                      (17,424)         (300)
====================================================================================================================================
Other Comprehensive Income, After Tax                             (18,006)           231                      (26,631)         (459)
====================================================================================================================================
Comprehensive Income                                           $   (7,016)     $   9,956                 $     (5,316)   $   18,571
====================================================================================================================================

NOTE F - FUTURE ACCOUNTING DISCLOSURE REQUIREMENTS

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement becomes effective for fiscal years beginning after June 15, 2000 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.
        The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to changes in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure.
        The Corporation only engages in fair value and cash flow hedges. In both types of hedges, the effective portions of the hedges, if included in earnings, would not affect corporate net income. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. Management is currently assessing the potential impact of SFAS No. 133 on future corporate operations.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended June 30, 1999 of $11.0 million or $.43 per share basic and $.42 diluted. Net income for the quarter ended June 30, 1998 was $9.7 million or $.38 per share basic and $.36 diluted. The higher earnings in 1999 were mainly due to higher net interest income from continued loan growth. Average total loans outstanding grew $464 million or 16.7% to $3.24 billion. Non-interest income, net of securities gains, remained relatively flat from the second quarter of 1998. Operating expenses increased 7.4 percent from the second quarter of 1998. This increase is associated with continued network expansion and upgrading of branch technology. There was a $2.8 million provision for loan losses during the quarter with net charge-offs of $2.0 million.

NET INTEREST INCOME

      Growth in average earning assets raised tax-equivalent net interest income to $36.7 million for the second quarter of 1999, a $4.2 million increase over the prior year. The net interest margin for the quarter declined 8 basis points from the same quarter last year, primarily due to a greater proportion of average earning assets in lower yielding investments and lower yielding consumer loans. In the second quarter of 1998, the Corporation issued trust preferred capital securities in anticipation of future loan growth and leveraged this additional capital with investment securities. Net interest income improved while the yield-cost spread narrowed.

      Provident's tax equivalent interest income rose $8.7 million from the second quarter of 1998, the net result of a $643 million expansion in average earning asset balances and a decline of 30 basis points in yield. Growth in total average earning assets was provided by increases of $552 million in consumer loans, $134 million in investment, $45 million in mortgage loans held for sale and $80 million in commercial business loans. Real estate mortgages decreased $138 million due to a $119 million residential loan sale during the first quarter, 1999.
      Total interest expense for the second quarter of 1999 was $4.5 million above a year ago, the combined result of an increase of $605 million in the average outstanding balance of interest-bearing liabilities offset in part by a 29 basis point drop in rate paid. Included in this increase were $463 million in matched maturity brokered deposits, $89 million in interest bearing demand/money market deposits and $40 million in money market certificates of deposits. Savings declined $2.5 million and direct certificates of deposit increased $8.0 million. Borrowed money increased $21 million.
      Management maintains an awareness of the short and long-term risk to earnings presented by changing interest rates or their relationship to one another. This is accomplished through the routine evaluation of several possible change scenarios via simulation modeling. Certain scenarios, in management's opinion, present the potential for unacceptable risk exposure to the stability of future earnings, should they materialize. Accordingly, management acts to mitigate identified risk through the use of financial derivatives. As a result of financial derivative transactions undertaken to insulate the bank from interest rate risks, net interest income decreased $591 thousand for the quarter ending and $100 thousand for the six months ending June 30, 1999. Positions maintained are routinely monitored and evaluated for effectiveness
      For example, under one possible interest rate scenario, management was assuming that short-term rates will increase by 65 basis points and long-term rates will increase by 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its June 30, 1999 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $1.33 million over the next twelve months. This compares to a decrease of $1.96 million should interest rates remain unchanged. Thus, if the forward yield curve assumptions occur, off-balance sheet positions as of June 30, 1999 would improve net interest income $630 thousand over the next twelve months.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $2.8 million provision for loan losses, with net charge-offs of $2.0 million for the second quarter of 1999, compared to a provision of $3.1 million and net charge-offs of $2.1 million for the same period of 1998. The decrease in the provision for loan losses was the result of lower net charge-offs and a higher mix of lower risk consumer loans. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 1999 was $38.7 million, unchanged from June 30, 1998. At June 30, 1999, the allowance represented 1.20% of total loans and 479% of non-performing loans. Total non-performing loans were $8.1 million at June 30, 1999, down from $13.7 million as of June 30, 1998. Non-performing loans declined to .25% of loans outstanding as of June 30, 1999 from .50% as of June 30, 1998.

NON-INTEREST INCOME

      Non-interest income, exclusive of securities gains, totaled $15.3 million in the second quarter of 1999, relatively the same as the second quarter of 1998. Deposit service fees driven by higher account volume increased $1.0 million, or 14%, while commission and fees increased $325 thousand, or 31%. Income from mortgage banking activities decreased $1.4 million. Sales of mortgage loans resulted in $1.2 million in gains for the second quarter of 1999 as compared to $2.6 million for the same period in 1998. Mortgage originations totaled $226 million during the second quarter of 1999 compared to $218 million during the same quarter of 1998.
      Sale of securities resulted in a $375 thousand gain for the quarter compared to $725 thousand gain for the same quarter in 1998.

NON-INTEREST EXPENSE

      Second quarter non-interest expense was $32.9 million, compared to $30.7 million for the same period last year, an increase of 7.4%. Salaries and benefits increased $1.7 million mainly related to merit increases and higher health care costs. Occupancy costs increased $165 thousand over last year and furniture and equipment expense increased $130 thousand. Branch network expansion and upgrades of technology required these increases. External processing fees increased $179 thousand due to increased account volume. During the second quarter of 1998, $40 million of trust preferred capital securities were issued resulting in $835 thousand in related expenses for the second quarter of 1999, compared to $690 thousand in 1998. All other expenses decreased a total of $26 thousand.

INCOME TAXES

      Provident recorded income tax expense of $5.5 million on income before taxes of $16.5 million, an effective tax rate of 33.2%. During the second quarter of 1998, Provident's tax expense was $4.7 million on pre-tax income of $14.4 million, an effective tax rate of 32.7%. The change in effective tax rate is the result of lower state income tax benefit.

FINANCIAL REVIEW FOR SIX MONTHS ENDED JUNE 30, 1999 AND 1998

      For the six months ending June 30, 1999, net income was $21.3 million or $.83 per share basic and $.81 diluted compared to $19.0 million or $.74 per share basic and $.71 per share diluted for the six months ended June 30, 1998. This improvement in earnings was attributable to a $6.2 million rise in tax equivalent net-interest income and a $2.4 million increase in non-interest income. These increases more than offset a $6.8 million increase in operating expense. The provision for loan losses declined $1.3 million compared to the second quarter of 1998.
      The $6.2 million increase in tax-equivalent net interest income for 1999 was the result of a $728 million increase in average earning assets over the prior year. Net interest margin dropped by 24 basis points caused by a decline of 50 basis points in yields and a 30 basis point decrease in costs on interest-bearing liabilities.
      The provision for loan losses decreased $1.3 million to $4.7 million in 1999. The allowance for loan losses ended the quarter at $38.7 million or 1.20% of loans outstanding.
      Non-interest income, excluding net securities gains, increased 15% to $30.9 million. Deposit service charges rose $2.3 million over the prior year to $15.9 million, mortgage banking activities were up $1.1 million to $6.6 million, and commissions and fees were up 27% to $2.9 million. Net securities gains were $312 thousand in 1999 and $1.9 million in 1998.

      Provident's non-interest expense, excluding capital securities expenses, rose 10.2% in 1999 over 1998. Salaries and employee benefits increased $3.5 million attributable to merit increases, new branches, and incentives associated with increased mortgage originations. Occupancy costs grew $535 thousand or 10.7% over 1998. Total furniture and equipment expense increased $377 thousand due to upgrading of technology in the bank's office automation and branch platform systems. External processing increased $622 thousand due to increased account volumes. All other expenses increased $764 thousand, most of which is associated with increased communication and professional fees.
      Provident recorded an income tax expense of $10.2 million in 1999 based on pre-tax income of $31.5 million, which represented an effective tax rate of 32.4%. This compares with a 32.9% effective tax rate for 1998.

IMPACT OF THE YEAR 2000 ISSUE

      Management initiated the process of preparing computer systems and applications for the Year 2000 in September 1996. The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.
      The Corporation has completed the testing phase using both internal and external resources to test the software and hardware for Year 2000 compliance. Testing did not lead to any adverse events.
      The Corporation relies on M & I Data Services, Inc., a third party processor for the majority of its data processing requirements. Provident worked with all of its significant data processing software and hardware suppliers, to make certain they will be Year 2000 compliant. A due diligence approach was used to develop general risk control guidelines to assist in identifying material customers, evaluating their preparedness, assessing Year 2000 customer risk and implementing controls to manage the risk.
      The total costs associated with becoming Year 2000 compliant are expected to be less than $1.0 million and are not expected to have a material effect on the results of operations. As of June 30, 1999, the Corporation had spent approximately $742 thousand to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Corporation in the period incurred.
      As an additional precaution, the Corporation has developed a contingency plan in case of unanticipated problems within or outside of the corporation. Management believes the contingency plan will permit Provident to continue to operate until normal operations can be restored even if some systems fail. These plans include the capability to process off-line and transport the data to our third party processor by the most effective and efficient means available. These procedures could require changing schedules and hiring of temporary staff, which would increase the cost of the operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Bank temporarily not being able to process, in some combination, various types of customer transactions. Unanticipated problems of third parties (including loan customers) resulting from Year 2000 issues could also have an undeterminable negative impact on the Corporation.
      The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FINANCIAL CONDITION

      Total assets of the Corporation increased $224 million from December 31, 1998 to June 30, 1999 as investments increased $166 million and loan balances increased $135 million offset in part by lower loans held for sale. Consumer loans were up $193 million and commercial business loans were up $28 million from December 31, 1998. Real estate construction loans increased $5 million and real estate mortgage loans declined $92 million. The sale of mortgage loans in the first quarter contributed to the decline. Total deposits ended the quarter at $3.6 billion, an increase of $150 million over the December 31, 1998 level. Non-interest bearing deposits increased $15 million from December 31, 1998 while interest-bearing deposits increased $135 million. Borrowings increased $87 million from December 31, 1998 ending the quarter at $968 million. In April 1998, the Corporation issued $40 million of trust preferred capital securities, which were outstanding as of June 30, 1999. A subsidiary trust of the Corporation issued these capital securities and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered Tier 1 capital for regulatory purposes.
      The primary sources of liquidity at June 30, 1999 were loans held for sale and investments available for sale, which totaled $1.48 billion. This represents 32% of total liabilities compared to 33% at December 31, 1998.
      At quarter-end, the leverage ratio was 7.07% and total stockholders' equity represented 10.37% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 1998, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 3, 1999. The market risk of the Corporation has not experienced any significant changes as of June 30, 1999 from December 31, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at June 30, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None.

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 21, 1999.

               PROPOSAL I

               Election of Directors.

               The following persons were elected as directors at the 1999 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the 2002 Annual Meeting of Stockholders is reflected below.

                                             For         %      Withheld     %
                                             ---        ---      --------   ---
                    Thomas S. Bozzuto     17,281,001    79.7    4,401,510   20.3
                    Charles W. Cole, Jr.  17,376,985    80.1    4,305,526   19.9
                    Enos K. Fry           17,378,914    80.2    4,303,597   19.8
                    Herbert W. Jorgensen  17,371,165    80.1    4,311,346   19.9
                    Barbara B. Lucas      17,381,879    80.2    4,300,632   19.8
                    Francis G. Riggs      17,364,233    80.1    4,318,278   19.9
                    Carl W. Stearn        17,287,109    79.7    4,395,402   20.3

               The following persons continue to serve as directors until the 2000 Annual Meeting of Stockholders: Dr. Calvin W. Burnett, Pierce B. Dunn, Mark K. Joseph, Peter M. Martin, and Sheila K. Riggs; until the 2001 Annual Meeting of Stockholders: Robert B. Barnhill, Jr., Melvin A. Bilal, Ward B. Coe, III, Esquire, Frederick W. Meier, Jr., and Sister Rosemarie Nassif.

               PROPOSAL II

               The stockholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors for 1999, with 17,942,278 (82.8%) shares cast in favor, 141,231 (.6%) shares cast against and 3,599,002 (16.6%) abstaining.

               OTHER MATTERS

               A non-binding shareholder resolution to sell the company, proposed by Mid-Atlantic Investors, was overwhelmingly defeated with 15,912,558 (73.4%) shares cast against the Mid-Atlantic proposal, 5,744,650 (26.5%) shares cast in favor and 25,304 (.1%) abstaining.

  Item 5. Other Information - Change to Corporation By-Laws due to changes in state law

                     Due to recent changes in Maryland law, Provident has amended its By-Laws to provide that in order for a shareholder proposal to be eligible for presentation at the Corporation's annual meeting, timely notice thereof must be received by the Corporation no later than the date ninety (90) days prior to the meeting, in the manner and form required by the Corporation's By-Laws.


  Item 6.  Exhibits and Reports on Form 8-K

               (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares
                      Corporation (1)

                (3.2) Third Amended and Restated By-Laws of Provident Bankshares
                      Corporation (2)

                (4.1) Stockholder Protection Rights Plan, as amended (3)

                (11)  Statement re: Computation of Per Share Earnings

                (27)  Financial Data Schedule


               (b) Reports on Form 8-K

               No reports on Form 8-K were filed by the Corporation during the quarter ended June 30, 1999.


     (1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

     (2) Filed herein.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



August 12, 1999                  /s/ Peter M. Martin
                                 -------------------
                                 Peter M. Martin
                                 President, Chairman and Chief Executive Officer



August 12, 1999                  /s/ R. Wayne Hall
                                 -----------------
                                 R. Wayne Hall
                                 Treasurer


                                  EXHIBIT INDEX


Exhibit                 Description                                                 Sequentially Numbered Page
-------                 -----------                                                 --------------------------
(3.2)              Third Amended and Restated By-Laws of Provident Bankshares Corporation

(11)               Statement re: Computation of Per Share Earnings

(27)               Financial Data Schedule
