Form 10-Q
period 1999-09-30
PROVIDENT BANKSHARES CORP
filed 1999-11-10
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD

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


                                 Not Applicable
------------------------------------------------------------------------------
               (Former Name, former Address and Former Fiscal Year
                         if Changed Since Last Report)


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

Indicate the numberof shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 25,518,948 shares outstanding at November 1, 1999.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                         Page
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Statement of Condition
          September 30, 1999 and 1998 and  December 31, 1998              3

          Consolidated Statement of Income - Unaudited
          Three and Nine months Ended September 30, 1999 and 1998         4

          Consolidated Statement of Cash Flows - Unaudited
          Nine months Ended September 30, 1999 and 1998                   5

          Notes to Consolidated Financial Statements - Unaudited          6

Item 2.   Management's Discussion and Analysis
          of Results of Operations and Financial Condition                9

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk                                              14

PART II - OTHER INFORMATION                                              14

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

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                                September 30,      December 31,       September 30,
(DOLLARS IN THOUSANDS)                                                                   1999              1998                1998
====================================================================================================================================
ASSETS
Cash and Due From Banks                                                       $          76,211  $        74,365     $       65,151
Short-Term Investments                                                                    1,319              198             10,067
Mortgage Loans Held for Sale                                                             67,877          224,707            141,015
Securities Available for Sale                                                         1,323,419        1,198,511          1,321,821
Loans:
   Consumer                                                                           2,423,814        2,154,557          2,170,054
   Commercial Business                                                                  392,311          375,930            354,848
   Real Estate -- Construction                                                          134,745          124,445            136,828
   Real Estate -- Mortgage                                                              388,861          445,279            464,036
------------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                      3,339,731        3,100,211          3,125,766
Less:  Allowance for Loan Losses                                                         40,105           42,739             39,943
------------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                        3,299,626        3,057,472          3,085,823
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                              41,570           40,459             40,460
Accrued Interest Receivable                                                              44,954           40,466             41,214
Other Assets                                                                             59,366           39,719             89,211
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                  $       4,914,342  $     4,675,897     $    4,794,762
------------------------------------------------------------------------------------------------------------------------------------
LIABILITIES
Deposits:
  Noninterest-Bearing                                                         $         255,562  $       252,024     $      210,501
  Interest-Bearing                                                                    3,400,753        3,167,533          3,025,800
------------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                    3,656,315        3,419,557          3,236,301
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                                   234,227          145,363            421,703
Long-Term Debt                                                                          662,733          735,239            757,274
Other Liabilities                                                                        38,884           40,423             48,040
------------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                   4,592,159        4,340,582          4,463,318
------------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities                          39,155           39,238             39,238
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 26,146,114,  24,811,256  and 24,786,977  Shares; at September 30,
  1999,  December 31, 1998 and September 30, 1998, respectively                          26,146           24,811             24,787
Capital Surplus                                                                         202,347          172,239            171,879
Retained Earnings                                                                        95,141          103,496             96,791
Net Accumulated Other Comprehensive Income                                              (28,637)           5,308              7,780
Treasury Stock at Cost - 626,266 Shares at September 30, 1999,
  525,766 at December 31, 1998 and 489,566 at September 30, 1998                        (11,969)          (9,777)            (9,031)
------------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                            283,028          296,077            292,206
------------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                    $       4,914,342  $     4,675,897     $    4,794,762
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                    Three Months Ended                    Nine Months Ended
                                                                        September 30,                        September 30,
----------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                              1999             1998            1999               1998
============================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                $      67,135    $      59,132    $    191,869        $   171,955
Interest on Securities                                           22,225           23,695          63,626             60,164
Tax-Advantaged Interest                                             582              600           1,747              2,179
Interest on Short-Term Investments                                   20               51              80                160
----------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                         89,962           83,478         257,322            234,458
----------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                             38,694           33,262         109,292             94,462
Interest on Short-Term Borrowings                                 3,117            5,648           9,338             14,460
Interest on Long-Term Debt                                       10,360           11,917          30,737             28,955
----------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                        52,171           50,827         149,367            137,877
----------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                            37,791           32,651         107,955             96,581
Less: Provision for Loan Losses                                   3,215            2,195           7,935              8,244
----------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses            34,576           30,456         100,020             88,337
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                               8,982            7,560          24,928             21,197
Mortgage Banking Activities                                       1,639            3,078           8,273              8,657
Commissions and Fees                                              1,269            1,000           4,133              3,247
Net Securities Gains                                                 --            1,587             312              3,521
Other Non-Interest Income                                         3,419            2,722           8,856              8,084
----------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                     15,309           15,947          46,502             44,706
----------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   16,799           15,867          49,935             45,454
Occupancy Expense, Net                                            2,836            2,660           8,384              7,673
Furniture and Equipment Expense                                   2,371            2,033           6,589              5,874
External Processing Fees                                          3,763            3,612          11,192             10,419
Capital Securities Expense                                          774              839           2,445              1,529
Other Non-Interest Expense                                        6,819            6,608          19,927             18,952
----------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                    33,362           31,619          98,472             89,901
----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                       16,523           14,784          48,050             43,142
Income Tax Expense                                                5,218            4,884          15,430             14,212
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                $      11,305    $       9,900    $     32,620        $    28,930
============================================================================================================================

PER SHARE AMOUNTS:
  Net Income -- Basic                                     $        0.44    $        0.39    $       1.28        $      1.13
  Net Income -- Diluted                                            0.43             0.37            1.24               1.08
----------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(IN THOUSANDS)
Nine Months Ended September 30,                                                     1999                1998
=============================================================================================================
OPERATING ACTIVITIES
   Net Income                                                            $        32,620      $       28,930
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                             24,715              19,217
        Provision for Loan Losses                                                  7,935               8,244
        Provision for Deferred Income Tax (Benefit)                                2,018              (2,697)
        Realized Net Securities Gains                                               (312)             (3,521)
        Loans Originated or Acquired and Held for Sale                          (499,513)           (656,909)
        Proceeds from Sales of Loans                                             660,783             587,680
        Gain on Sales of Loans                                                    (4,440)             (4,861)
        Other Operating Activities                                                  (175)            (11,760)
-------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                              191,011             (64,607)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                 223,631             (35,677)
-------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale         161,081             179,178
   Proceeds on Sales of Securities Available for Sale                             22,820             446,403
   Purchases of Securities Available for Sale                                   (368,810)         (1,010,444)
   Loan Originations and Purchases Less Principal Collections                   (270,268)           (438,702)
   Purchases of Premises and Equipment                                            (6,879)             (8,201)
-------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                           (462,056)           (831,766)
-------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase in Deposits                                                      236,758             481,786
   Net Increase in Short-Term Borrowings                                          88,864              74,412
   Proceeds from Long-Term Debt                                                   16,000             475,380
   Payments and Maturities of Long-Term Debt                                     (88,506)           (187,183)
   Proceeds from Capital Securities                                                   --              39,289
   Issuance of Common Stock                                                        1,616               5,840
   Purchase of Treasury Stock                                                     (2,192)             (6,541)
   Cash Dividends on Common Stock                                                (11,148)             (9,252)
-------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                        241,392             873,731
-------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              2,967               6,288
   Cash and Cash Equivalents at Beginning of Year                                 74,563              68,930
-------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        77,530      $       75,218
=============================================================================================================

SUPPLEMENTAL DISCLOSURES
-------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                 $       100,838      $       80,212
Income Taxes Paid                                                                  7,616              12,426
Stock Dividend                                                                    29,827              36,350


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 1999

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on March 3, 1999.

NOTE B - PER SHARE INFORMATION

        The following table presents a summary of per share data and amounts for the periods indicated:

                                                                      Three Months Ended                   Nine Months Ended
                                                                           September 30,                       September 30,
-----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      1999             1998                1999            1998
-----------------------------------------------------------------------------------------------------------------------------
Qualifying Net Income                                         $  11,305         $  9,900           $  32,620       $  28,930
Basic EPS Shares                                                 25,597           25,702              25,533          25,496
Basic EPS                                                     $    0.44         $   0.39           $    1.28       $    1.13
-----------------------------------------------------------------------------------------------------------------------------
Dilutive Shares (principally stock options)                         828            1,054                 879           1,113
Diluted EPS Shares                                               26,425           26,756              26,412          26,609
Diluted EPS                                                   $    0.43         $   0.37           $    1.24       $    1.08
-----------------------------------------------------------------------------------------------------------------------------



NOTE C - INVESTMENT SECURITIES

        The aggregate amortized cost and market values of the investment securities portfolio at September 30, were as follows:

                                                                   GROSS                GROSS
                                            AMORTIZED           UNREALIZED           UNREALIZED              MARKET
(IN THOUSANDS)                                COST                 GAINS               LOSSES                VALUE
----------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 1999

SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations             $       39,358       $           --       $           46        $      39,312
Mortgage-Backed Securities                   1,166,583                1,441               35,378            1,132,646
Municipal Securities                            26,778                  214                  293               26,699
Trust Preferred Securities                     136,114                   --               13,204              122,910
Other Debt Securities                            1,961                    1                  110                1,852
----------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale   $    1,370,794       $        1,656       $       49,031        $   1,323,419
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
----------------------------------------------------------------------------------------------------------------------

          At September 30, 1999, a net unrealized loss of $28.6 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized gain of $7.8 million at September 30, 1998. For details regarding investment securities at December 31, 1998, refer to Notes 1 and 4 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 3, 1999.

NOTE D - SERVICING ASSETS

        The Corporation carries any retained interest in a transferred asset on the Statement of Condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At September 30, 1999 a valuation allowance was not required.

        The following is an analysis of the servicing asset balance, net of accumulated amortization, during the period ended September 30, 1999:


                                                        September 30,
(IN THOUSANDS)                                                  1999
--------------------------------------------------------------------
Balance at January 1, 1999                                  $  2,608
Additions                                                     12,298
Amortization                                                      93
Sales of Servicing Assets                                     13,216
--------------------------------------------------------------------
Balance at September 30, 1999                               $  1,597
--------------------------------------------------------------------

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


                                                                                 Three Months Ended               Nine Months Ended
                                                                                    September 30,                    September 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                   1999          1998               1999         1998
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $    11,305     $   9,900        $    32,620    $  28,930
Other Comprehensive Income:
    Unrealized Holding Gain (Loss) on Debt Securities                         (12,100)        7,386            (55,843)       8,561
    Less: Reclassification Adjustment for Gains Included in Net Income             --         1,587                312        3,521
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                        (12,100)        5,799            (56,155)       5,040
Income Tax (Benefit) Related to Items of Other Comprehensive Income            (4,786)        2,293            (22,210)       1,993
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                          (7,314)        3,506            (33,945)       3,047
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                      $     3,991     $  13,406        $    (1,325)   $  31,977
------------------------------------------------------------------------------------------------------------------------------------

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended September 30, 1999 of $11.3 million or $.44 per share basic and $.43 diluted. Net income for the quarter ended September 30, 1998 was $9.9 million or $.39 per share basic and $.37 diluted. The higher earnings in 1999 were mainly due to higher net interest income from continued loan growth. Average total loans outstanding grew $416 million or 14.3% to $3.33 billion. Non-interest income, net of securities gains, increased $949,000 or 6.6% from the third quarter of 1998. Operating expenses increased 5.5% from the third quarter of 1998. This increase is associated with continued network expansion and upgrading of branch technology. There was a $3.2 million provision for loan losses during the quarter with net charge-offs of $1.8 million.

NET INTEREST INCOME

      Growth in average earning assets raised tax-equivalent net interest income to $38.0 million for the third quarter of 1999, a $5.0 million increase over the prior year. The net interest margin for the quarter increased 20 basis points, primarily due to a higher yield on consumer loans and a lower cost of funds.
      Provident's tax equivalent interest income rose $6.4 million from the third quarter of 1998, the net result of a $353 million expansion in average earning asset balances and the increase of 20 basis points in yield. Consumer loans increased by $483 million and commercial business loans by $57 million. Real estate mortgages decreased $122 million due to a $119 million residential loan sale during the first quarter of 1999.

      Total interest expense for the third quarter of 1999 was $1.3 million above a year ago, the result of an increase of $309 million in the average outstanding balance of interest-bearing liabilities offset in part by a 24 basis point drop in rate paid. Included in this increase were $448 million in matched maturity brokered deposits, $82 million in interest bearing demand/money market deposits and $38 million in money market certificates of deposits. Savings declined $2.1 million and direct certificates of deposit decreased $6.8 million. Borrowed money decreased $234 million.
      Management reviews interest rate risk continually. These reviews include thorough regular evaluation of multiple possible change scenarios by way of simulation modeling which identify potential for unacceptable risk exposure to future earnings. Management acts to mitigate identified risk through the use of financial derivatives. As a result of financial derivative transactions undertaken to insulate the bank from interest rate risks, net interest income decreased $833 thousand for the quarter and $933 thousand for the nine months ending September 30, 1999.
      The forward yield curve indicates that short-term rates will increase by 19 basis points and long-term rates will increase by 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its September 30, 1999 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $321 thousand over the next twelve months. This compares to a decrease of $74 thousand should interest rates remain unchanged. Thus, if the forward yield curve assumptions occur, off-balance sheet positions as of September 30, 1999 would improve net interest income $395 thousand over the next twelve months.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $3.2 million provision for loan losses, with net charge-offs of $1.8 million for the third quarter of 1999, compared to a provision of $2.2 million and net charge-offs of $983 thousand for the same period of 1998. The increase in the provision for loan losses was the result of higher outstanding loan balances. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 1999 was $40.1 million, compared to $39.9 million for September 30, 1998. At September 30,
1999, the allowance represented 1.20% of total loans and 421% of non-performing loans. Total non-performing loans were $9.5 million at September 30, 1999, down from $15.5 million as of September 30, 1998. Non-performing loans declined to
 .29% of loans outstanding as of September 30, 1999 from .50% as of September 30, 1998.

NON-INTEREST INCOME

      Non-interest income, exclusive of securities gains, totaled $15.3 million in the third quarter of 1999, $949 thousand higher than the third quarter of 1998. Deposit service fees driven by higher account volume increased $1.4 million, or 19%, while commission and fees increased $269 thousand, or 27%. Income from mortgage banking activities decreased $1.4 million. Sales of mortgage loans resulted in $636 thousand in gains for the third quarter of 1999 as compared to $1.6 million for the same period in 1998. Mortgage originations totaled $137 million during the third quarter of 1999 compared to $273 million during the same quarter of 1998.
      There were no gains from the sale of securities for the quarter compared to $1.6 million gain for the same quarter in 1998.

NON-INTEREST EXPENSE

      Third quarter non-interest expense was $33.4 million, compared to $31.6 million for the same period last year, an increase of 5.5%. Salaries and benefits increased $932 thousand mainly related to merit increases and higher health care costs. Branch network expansion and upgrades of technology increased occupancy costs $176 thousand and furniture and equipment cost $338 thousand. External processing fees increased $151 thousand due to increased account volume. All other expenses increased a total of $211 thousand.

INCOME TAXES

      Provident recorded income tax expense of $5.2 million on income before taxes of $16.5 million, an effective tax rate of 31.6%. During the third quarter of 1998, Provident's tax expense was $4.9 million on pre-tax income of $14.8 million, an effective tax rate of 33.0%. The change in effective tax rate is due to the recognition of a state income tax benefit.

FINANCIAL REVIEW FOR NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

      For the nine months ending September 30, 1999, net income was $32.6 million or $1.28 per share basic and $1.24 diluted, compared to $28.9 million or $1.13 per share basic and $1.08 per share diluted for the nine months ended September 30, 1998. This improvement in earnings was attributable to a $11.2 million rise in tax equivalent net-interest income and a $1.8 million increase in non-interest income. These increases more than offset a $8.6 million increase in operating expense. The provision for loan losses declined $309 thousand compared to the third quarter of 1998.
      The $11.2 million increase in tax-equivalent net interest income for 1999 was the result of a $601 million increase in average earning assets over the prior year. Net interest margin dropped by 8 basis points caused by a decline of 33 basis points in yields and a 28 basis point decrease in costs of interest-bearing liabilities.
      The provision for loan losses decreased $309 thousand to $7.9 million in 1999. The allowance for loan losses ended the quarter at $40.1 million or 1.20% of loans outstanding.
      Non-interest income, excluding net securities gains, increased 12% to $46.2 million. Deposit service charges rose $3.7 million over the prior year to $24.9 million, mortgage banking declined $384 thousand to $8.3 million, and commissions and fees increased 27% to $4.1 million. Net securities gains were $312 thousand in 1999 and $3.5 million in 1998.
      Provident's non-interest expense, excluding capital securities expenses, rose 8.7% in 1999 over 1998. Salaries and employee benefits increased $4.5 million attributable to merit increases and new branches. Occupancy costs grew $711 thousand or 9.3% over 1998. Total furniture and equipment expense increased $715 thousand due to upgrading of technology in the bank's office automation and branch platform systems. External processing increased $773 thousand due to increased account volumes. All other expenses increased $975 thousand, most of which is associated with increased communication and professional fees.
      Provident recorded an income tax expense of $15.4 million in 1999 based on pre-tax income of $48.1 million, which represented an effective tax rate of 32.1%. This compares with a 32.9% effective tax rate for 1998.

IMPACT OF THE YEAR 2000 ISSUE

      Management initiated the process of preparing computer systems and applications for the Year 2000 in September, 1996. The Year 2000 Issue is the result of computer programs using two digits rather than four to define the applicable year. Any of the Corporation's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions.
      The Corporation has completed the testing phase using both internal and external resources to test the software and hardware for Year 2000 compliance. Testing did not lead to any adverse events.
      The Corporation relies on M & I Data Services, Inc., a third party processor for the majority of its data processing requirements. Provident worked with all of its significant data processing software and hardware suppliers, to make certain they will be Year 2000 compliant. A due diligence approach was used to develop general risk control guidelines to assist in identifying material customers, evaluating their preparedness, assessing Year 2000 customer risk and implementing controls to manage the risk.

      The total costs associated with becoming Year 2000 compliant are expected to be less than $1.0 million and are not expected to have a material effect on the results of operations. As of September 30, 1999, the Corporation had spent approximately $900 thousand to become Year 2000 compliant. Money to fund Year 2000 compliance will come from normal operating cash flow. Expenses associated with Year 2000 compliance will directly reduce otherwise reported net income of the Corporation in the period incurred.
      As an additional precaution, the Corporation has developed a contingency plan in case of unanticipated problems within or outside of the corporation. Management believes the contingency plan will permit Provident to continue to operate until normal operations can be restored even if some systems fail. These plans include the capability to process off-line and transport the data to our third party processor by the most effective and efficient means available. These procedures could require changing schedules and hiring of temporary staff, which would increase the cost of the operations. The most reasonably likely worst case Year 2000 scenarios foreseeable at this time would include the Bank temporarily not being able to process, in some combination, various types of customer transactions. Unanticipated problems of third parties (including loan customers) resulting from Year 2000 issues could also have an undeterminable negative impact on the Corporation.
      The costs of the project are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no assurance that these estimates will be achieved and actual results could differ from those plans. Specific factors that might cause material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FINANCIAL CONDITION

      Total assets of the Corporation increased $238 million from December 31, 1998 to September 30, 1999 as investments increased $125 million and loan balances increased $240 million offset in part by lower loans held for sale. Consumer loans were up $269 million and commercial business loans were up $16 million from December 31, 1998. Real estate construction loans increased $10 million and real estate mortgage loans declined $56 million. The sale of mortgage loans in the first quarter contributed to the decline. Total deposits ended the quarter at $3.7 billion, an increase of $237 million over the December 31, 1998 level. Non-interest bearing deposits increased $4 million from December 31, 1998 while interest-bearing deposits increased $233 million. Borrowings increased $16 million from December 31, 1998 ending the quarter at $897 million. In April 1998, the Corporation issued $40 million of trust preferred capital securities, which were outstanding as of September 30, 1999. A subsidiary trust of the Corporation issued these capital securities and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered Tier 1 capital for regulatory purposes.

      The primary sources of liquidity at September 30, 1999 were loans held for sale and investments available for sale, which totaled $1.4 billion. This represents 30% of total liabilities compared to 33% at December 31, 1998.
      At quarter-end, the leverage ratio was 7.08% and total stockholders' equity represented 10.35% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

                              PENDING LEGISLATION

      Legislation recently enacted by Congress eliminates many Federal and state law barriers to affiliations among banks and other financial services providers. The legislation, which takes effect 120 days after the date of enactment, establishes a statutory framework pursuant to which full affiliations can occur between banks and securities firms, insurance companies, and other financial companies. The legislation provides some degree of flexibility in structuring these new affiliations, although certain activities may only be conducted through a holding company structure. The legislation, preserves the role of the Board of Governors of the Federal Reserve System as the umbrella supervisor for holding companies, but incorporates a system of functional regulation pursuant to which the various Federal and state financial supervisors will continue to regulate the activities traditionally within their jurisdictions. The legislation specifies that banks may not participate in the new affiliations unless they are well-capitalized, well-managed and maintain a rating under the Community Reinvestment Act of 1977 of at least "satisfactory" among all affiliates.

      The President is expected to sign the legislation into law in the very near future.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 1998, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 3, 1999. The market risk of the Corporation has not experienced any significant changes as of September 30, 1999 from December 31, 1998. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 1999.

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

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

                (3.2) Third Amended and Restated By-Laws of Provident Bankshares Corporation (2)

                (4.1)  Stockholder Protection Rights Plan, as amended (3)

                (11)   Statement re: Computation of Per Share Earnings

                (27)   Financial Data Schedule


                 (b) Reports on Form 8-K

                 No reports on Form 8-K were filed by the Corporation during the quarter ended September 30, 1999.



     (1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

     (2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission on August 12, 1999.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



November 10, 1999                /s/ Peter M. Martin
                                 -----------------------------------------------
                                 Peter M. Martin
                                 President, Chairman and Chief Executive Officer



November 10, 1999                /s/ R. Wayne Hall
                                 ------------------
                                 R. Wayne Hall
                                 Treasurer

                                  EXHIBIT INDEX



Exhibit                  Description                  Sequentially Numbered Page
-------                  -----------                  --------------------------

 (11)              Statement re: Computation of Per Share Earnings

 (27)              Financial Data Schedule