Form 10-K
period 1999-12-31
PROVIDENT BANKSHARES CORP
filed 2000-02-16
CIK 818969

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For Fiscal Year Ended December 31, 1999

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                           For the Transition Period

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

   Title of each class               Name of each exchange on which registered
          None                                         None

          Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No____
                                        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   Yes X    No____
                ---

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 1, 2000 was $382,040,591. For purposes of this calculation, officers and directors of the registrant are considered affiliates.

At February 1, 2000, the Registrant had 25,524,186 shares of $1.00 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
  Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders
                                  (Part III)

TABLE OF CONTENTS

                                                                                                    PAGE
PART I

Item 1.   Business                                                                                    3
Item 2.   Properties                                                                                  4
Item 3.   Legal Proceedings                                                                           4
Item 4.   Submission of Matters to a Vote of Security Holders                                         4

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters                       5
Item 6.   Selected Financial Data                                                                     5
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations       6
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 25
Item 8.   Financial Statements and Supplementary Data                                                26
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       60

PART III

Item 10.  Directors and Executive Officers of the Registrant                                         61
Item 11.  Executive Compensation                                                                     61
Item 12.  Security Ownership of Certain Beneficial Owners and Management                             61
Item 13.  Certain Relationships and Related Transactions                                             61

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            62
Signatures                                                                                           63

--------------------------------------------------------------------------------
Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

     Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1999, the Bank was the third largest commercial bank chartered under the laws of the State of Maryland in terms of assets.

     For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 13 through 20.

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

Insurance Activities

     BankSure Insurance Corporation ("BankSure"), a subsidiary of the Bank, offers insurance products to the Bank's loan customers and thereby enhances the Bank's lending product lines. PIC, also offers a variety of life insurance products and services, as agent.

Employees

     At December 31, 1999, the Corporation and its subsidiaries had 1,511 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

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

Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial" subsidiaries in certain of the activities permitted for financial holding companies.

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

ITEM 2. PROPERTIES

     In December 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve year lease term, which expires in 2002.

     The majority of the Bank's 83 offices are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 11 and leases 72 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

     In 1993, the Bank renewed a long-term agreement to lease a one-story building large enough to consolidate operations and support functions. The Bank currently leases all of the building's 80,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

     Refer to Note 11 of Item 8.--"Financial Statements and Supplementary Data" on page 43.

ITEM 4. SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 1999 and 1998 is shown in Table 6--Consolidated Quarterly Results of Operations, Market Prices and Dividends contained in Management's Discussion and Analysis (Item 7). At February 1, 2000, there were approximately 3,100 holders of record of the Corporation's common stock.

     For the year 1999, the Corporation declared and paid dividends of $.60 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, economic conditions and other factors, including the regulation restrictions which affect the payment of dividends by the Bank to the Corporation. See Note 10 of Notes to Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries for a discussion of the effect of the liquidation account of the Bank on the ability of the Corporation to pay dividends. Certain provisions of Maryland banking law impose limitations on the amount of dividends payable by the Corporation, but none is as restrictive as the liquidation account.

ITEM 6. SELECTED FINANCIAL DATA

Table 1
                                                                             Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                1999         1998         1997/(1)/      1996         1995
============================================================================================================================
Interest Income (tax-equivalent)                          $  353,341   $  319,240   $  280,167     $  248,311   $  224,236
Interest Expense                                             204,261      187,509      156,718        137,354      122,819
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                         149,080      131,731      123,449        110,957      101,417
Provision for Loan Losses                                     11,570       12,027        9,953         10,011        1,517
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses          137,510      119,704      113,496        100,946       99,900
Non-Interest Income                                           60,734       55,995       41,672         44,509       34,573
Net Securities Gains (Losses)                                    312        6,749        2,337          5,556       (2,683)
Merger Related Expenses /(1)/                                     --           --       10,047             --           --
Non-Interest Expense                                         132,243      122,914      107,816        110,323       97,416
Income Before Income Taxes                                    66,313       59,534       39,642         40,688       34,374
Income Tax Expense (tax-equivalent)                           22,163       20,504       14,683         14,500       12,242
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   44,150   $   39,030   $   24,959     $   26,188   $   22,132
============================================================================================================================
Per Share Amounts:
  Net Income--Basic                                       $     1.73   $     1.52   $     1.00     $     1.07   $      .92
  Net Income--Diluted                                           1.67         1.47          .96           1.02          .88
============================================================================================================================
Cash Dividends Paid                                       $      .60   $      .49   $      .40     $      .31   $      .23
============================================================================================================================
Tax-Equivalent Adjustment/(2)/                            $      964   $    1,133   $    1,055     $      832   $      754
============================================================================================================================
Total Assets                                              $5,094,477   $4,675,897   $3,926,739     $3,485,618   $3,170,390
Total Stockholders' Equity                                   274,599      296,077      270,182        238,798      223,048
Return on Average Assets                                         .90%         .90%         .68%           .79%         .75%
Return on Average Equity                                       15.46        13.75         9.90          11.53        11.14
Stockholders' Equity to Assets                                  5.39         6.33         6.88           6.85         7.04
Average Equity to Average Assets                                5.83         6.52         6.89           6.85         6.70
Dividend Payout Ratio                                          35.93        32.15        40.14          29.49        24.84
----------------------------------------------------------------------------------------------------------------------------

/(1)/ Merger Related Expenses--Exclusive of after tax merger related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.33%, respectively. Basic earnings per share and diluted earnings per share would have been $1.34 and $1.29, respectively.

/(2)/ Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 1999 and 39.55% for 1998 through 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Review

     The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 1999. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.

     Provident Bankshares Corporation ("the Corporation"), through its wholly owned subsidiary, Provident Bank ("the Bank"), offers consumer and commercial banking services. Provident operates in the dynamic Baltimore-Washington corridor through a network of 83 offices in Maryland and Northern Virginia, as well as southern York County, PA. The Bank offers related financial services through its wholly owned subsidiaries, including mortgages through Provident Mortgage Corp. (PMC), mutual funds, annuities and insurance products through Provident Investment Center (PIC) and leases through Court Square Leasing and Provident Lease Corp. During 1997, the Corporation acquired First Citizens Financial Corporation and the acquisition was accounted for as a pooling-of-interests. Accordingly, results for the reporting periods have been restated.

     The Corporation recorded net income in 1999 of $44.2 million or $1.67 per share/diluted, a 13.6% increase over 1998. The growth in net earnings was attributable to a $17.5 million rise in net interest income offset in part by lower non-interest income of $1.7 million and higher operating costs of $9.3 million. These variances are discussed in more detail beginning on the following pages.

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

     Tax-equivalent net interest income for 1999 increased $17.3 million, or 13.2%, from 1998 as average earning assets grew $538 million over the prior year. Net interest margin increased slightly to 3.13% compared to 3.12% in 1998.

     Provident's tax equivalent interest income increased $34.1 million, or 10.7%, during the year primarily due to the growth in average earning assets offset in part by a 14 basis point decrease in yield. The decrease in yield was mainly due to a lower interest rate environment during 1999 compared to 1998. Average prime rate in 1999 was 8.00% compared to 8.35% in 1998. The increase in average earning assets resulted from a $377 million increase in the loan portfolios, $153 million in investments and $7 million in loans held for sale. Consumer loans grew $437 million while the commercial business portfolio also experienced growth of $60 million. Residential and commercial mortgage loans declined $97 million and $30 million, respectively, due to sales of residential mortgage loans and prepayments of commercial mortgages. Interest income earned on the loan portfolio increased $26 million reflecting higher loan outstandings. The yield on investments and loans decreased 21 basis points and 12 basis points, respectively. Interest lost from non-accruing loans was $735 thousand compared to $850 thousand in 1998.

     Interest expense increased $16.8 million from 1998 resulting from a $488 million growth in average interest-bearing liabilities. The overall cost of funds declined 15 basis points as total interest-bearing liabilities decreased 17 basis points mainly due to lower rate environment for deposit products. Excluding the effect of off-balance sheet positions in each year, total costs of interest-bearing liabilities would have decreased 22 basis points. The average rate paid on borrowed funds decreased 26 basis points during 1999.

     The increase in average interest-bearing liabilities reflects a $514 million rise in interest-bearing deposits, $408 million of that is associated with brokered deposits and $39 million with money market certificates of deposit. Non-interest bearing demand deposit accounts grew by $43 million or 20%. The Corporation experienced a $27 million decrease in borrowed funds.

     Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 22 for further discussion of the impact of current trends on net interest income in 1999.

Analysis of Changes in Net Interest Income
Table 2
                                              1999/1998                                         1998/1997
                             ---------------------------------------------  --------------------------------------------------
                                              Variance Due to Change In                         Variance Due to Change In
                                            ------------------------------                 -----------------------------------
(in thousands)               Net Increase/  Average   Average    Average    Net Increase/  Average    Average        Average
(tax-equivalent basis)        (Decrease)     Rate     Volume  Rate/Volume    (Decrease)     Rate      Volume       Rate/Volume
==============================================================================================================================
Interest Income from:

Loans:
  Consumer                    $ 34,894     $   962   $ 33,713    $ 219        $ 34,732     $ (5,252)  $ 41,924     $(1,940)
  Commercial Business            3,110      (1,573)     4,971     (288)          1,563       (1,146)     2,836        (127)
  Real Estate--Construction       (272)       (949)       736      (59)         (1,131)      (1,139)         9          (1)
  Real Estate--Mortgage        (11,770)     (2,260)   (10,065)     555          (9,216)        (687)    (8,647)        118
Mortgage Loans Held for Sale       582          61        517        4           5,161         (211)     5,801        (429)
Other Short-Term
 Investments                      (126)        (25)      (113)      12             (28)          18        (43)         (3)
U.S. Treasury and
 Government Agencies
 and Corporations                 (278)         18       (294)      (2)         (3,134)         144     (3,206)        (72)
Mortgage-Backed Securities         751      (3,378)     4,326     (197)          9,827       (2,827)    13,234        (580)
Municipal Securities               258         (28)       290       (4)            285          (40)       334          (9)
Other Debt Securities            6,952          96      6,662      194           1,014         (230)     1,384        (140)
------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income         34,101      (5,804)    40,644     (739)         39,073      (12,498)    53,979      (2,408)
------------------------------------------------------------------------------------------------------------------------------
Interest Expense on:
Demand/Money Market
 Deposits                          370      (1,697)     2,357     (290)          2,429          625      1,710          94
Savings Deposits                (4,411)     (4,347)       (84)      20          (1,639)      (1,559)       (87)          7
Certificates of Deposit         26,119         412     25,588      119          20,494         (236)    20,802         (72)
Individual Retirement
 Accounts                       (1,322)       (587)      (784)      49           3,027          105      2,874          48
Short-Term Borrowings           (4,687)       (807)    (4,068)     188         (11,313)        (962)   (10,709)        358
Long-Term Debt                     683      (1,987)     2,810     (140)         17,793         (470)    18,662        (399)
------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense        16,752      (6,535)    24,128     (841)         30,791        1,422     29,105         264
------------------------------------------------------------------------------------------------------------------------------
Net Interest Income           $ 17,349     $   731   $ 16,516    $ 102        $  8,282     $(13,920)  $ 24,874     $(2,672)
==============================================================================================================================

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

Consolidated Average Balances, Interest Income and Expense and Yields and Rates

Table 3

                                                                      1999                                     1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   Average       Income/       Yield/       Average       Income/     Yield/
(tax-equivalent basis)                                   Balance       Expense        Rate        Balance       Expense      Rate
====================================================================================================================================
ASSETS
Interest-Earning Assets:
Loans: /(2)/
  Consumer                                             $2,357,159     $ 183,122       7.77%      $1,920,378    $148,228      7.72%
  Commercial Business                                     384,708        30,280       7.87          325,209      27,170      8.35
  Real Estate--Construction                               133,458        11,565       8.67          125,650      11,837      9.42
  Real Estate--Mortgage                                   390,177        29,241       7.49          517,068      41,011      7.93
                                                       ----------     ---------                  ----------    --------
     Total Loans /(1)/                                  3,265,502       254,208       7.78        2,888,305     228,246      7.90
                                                       ----------     ---------                  ----------    --------
Mortgage Loans Held for Sale                              121,663         8,594       7.06          114,284       8,012      7.01
Other Short-Term Investments                                2,617           109       4.17            5,043         235      4.66
US Treasury and Government
 Agencies and Corporations                                 41,464         3,025       7.30           45,526       3,303      7.26
Mortgage-Backed Securities                              1,165,777        75,109       6.44        1,101,684      74,358      6.75
Municipal Securities                                       26,756         2,055       7.68           23,036       1,797      7.80
Other Debt Securities                                     137,078        10,241       7.47           45,307       3,289      7.26
Equity Securities                                              --            --         --               --          --        --
                                                       ----------     ---------                  ----------    --------
     Total Investment Securities /(2)/                  1,371,075        90,430       6.60        1,215,553      82,747      6.81
                                                       ----------     ---------                  ----------    --------
     Total Interest-Earning Assets                      4,760,857       353,341       7.42        4,223,185     319,240      7.56
                                                       ----------     ---------                  ----------    --------
Less: Allowance for Loan Losses                           (38,293)                                  (38,831)
Cash and Due From Banks                                    68,725                                    60,562
Other Assets                                              121,354                                   105,659
                                                       ----------                                ----------
Total Assets                                           $4,912,643                                $4,350,575
                                                       ----------                                ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand/Money Market Deposits                           $  543,257        14,146       2.60       $    3,874      13,776      2.97
Savings Deposits                                          614,869        14,400       2.34          617,643      18,811      3.05
Certificates of Deposit                                 2,011,484       114,530       5.69        1,559,985      88,411      5.67
Individual Retirement Accounts                            148,441         7,995       5.39          162,088       9,317      5.75
Short-Term Borrowings                                     243,300        12,737       5.24          317,424      17,424      5.49
Long-Term Debt                                            714,939        40,453       5.66          667,752      39,770      5.96
                                                       ----------     ---------                  ----------    --------
     Total Interest-Bearing Liabilities                 4,276,290       204,261       4.78        3,788,766     187,509      4.95
                                                       ----------     ---------                  ----------    --------
Noninterest-Bearing Demand Deposits                       255,259                                   212,339
Other Liabilities                                          39,752                                    42,608
Capital Securities                                         39,206                                    27,873
Stockholders' Equity                                      302,136                                   278,989
                                                       ----------                                ----------
Total Liabilities and Stockholders' Equity             $4,912,643                                $4,350,575
                                                       ----------                                ----------
Net Interest-Earning Assets                            $  484,567                                $  434,419
                                                       ----------                                ----------
Net Interest Income (tax-equivalent)                                    149,080                                 131,731
Less: Tax-Equivalent Adjustment                                            (964)                                 (1,133)
                                                                      ---------                                --------
Net Interest Income                                                   $ 148,116                                $130,598
                                                                      ---------                                --------
Net Yield on Interest-Earning Assets (tax-equivalent)                                 3.13%                                  3.12%

/(1)/  Average loan balances include non-accrual loans.

/(2)/ Tax advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 1999 and 39.55% for 1998 through 1995.

                    1997                                     1996                                 1995
---------------------------------------------------------------------------------------------------------------------
     Average       Income/       Yield/       Average       Income/     Yield/     Average       Income/     Yield/
     Balance       Expense        Rate        Balance       Expense      Rate      Balance       Expense      Rate
=====================================================================================================================
   $1,402,359      $113,496       8.09%     $1,053,279     $ 85,049      8.07%   $  678,734     $ 56,566      8.33%
      292,788        25,607       8.75         268,158       23,807      8.88       194,094       18,653      9.61
      125,565        12,968      10.33         124,584       12,574     10.09        85,277        9,297     10.90
      624,604        50,227       8.04         577,515       45,813      7.93       864,852       67,286      7.78
   ----------      --------                 ----------     --------              ----------     --------
    2,445,316       202,298       8.27       2,023,536      167,243      8.26     1,822,957      151,802      8.33
   ----------      --------                 ----------     --------              ----------     --------
       37,662         2,851       7.57          68,112        4,950      7.27        68,920        5,228      7.59
        6,023           263       4.37           8,949          438      4.89         7,496          421      5.62

       90,709         6,437       7.10         108,368        7,432      6.86        80,488        5,280      6.56
      914,196        64,531       7.06         929,786       63,404      6.82       753,963       52,502      6.96
       18,875         1,512       8.01          11,917          998      8.37         8,634          743      8.61
       28,174         2,275       8.07          46,277        3,562      7.70       109,308        8,260      7.56
           --            --         --           2,983          284      9.52            --           --        --
   ----------      --------                 ----------     --------              ----------     --------
    1,051,954        74,755       7.11       1,099,331       75,680      6.88       952,393       66,785      7.01
   ----------      --------                 ----------     --------              ----------     --------
    3,540,955       280,167       7.91       3,199,928      248,311      7.76     2,851,766      224,236      7.86
   ----------      --------                 ----------     --------              ----------     --------
      (33,017)                                 (27,985)                             (27,299)
       57,923                                   55,568                               53,379
       89,650                                   92,621                               90,322
   ----------                               ----------                           ----------
   $3,655,511                               $3,320,132                           $2,968,168
   ----------                               ----------                           ----------


   $  403,128        11,347       2.81      $  380,913       11,009      2.89    $  323,836       11,118      3.43
      620,267        20,450       3.30         621,995       17,100      2.75       636,908       15,442      2.42
    1,194,202        67,917       5.69         922,616       53,493      5.80       776,089       45,272      5.83
      111,252         6,290       5.65         105,680        6,134      5.80       106,370        6,384      6.00
      505,640        28,737       5.68         538,434       29,602      5.50       498,399       29,569      5.93
      360,862        21,977       6.09         334,120       20,016      5.99       261,295       15,034      5.75
   ----------      --------                 ----------     --------              ----------     --------
    3,195,351       156,718       4.90       2,903,758      137,354      4.73     2,602,897      122,819      4.72
   ----------      --------                 ----------     --------              ----------     --------
      176,645                                  158,635                              129,740
       31,555                                   28,253                               32,064
           --                                       --                                   --
      251,960                                  229,486                              203,467
   ----------                               ----------                           ----------
   $3,655,511                               $3,320,132                           $2,968,168
   ----------                               ----------                           ----------
   $  345,604                               $  296,170                           $  248,869
   ----------                               ----------                           ----------
                    123,449                                 110,957                              101,417
                     (1,055)                                   (832)                                (754)
                   --------                                --------                             --------
                   $122,394                                $110,125                             $100,663
                   --------                                --------                             --------
                                  3.49%                                  3.47%                                3.56%

Provision for Loan Losses

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentrating trends in historical loan experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Company classifies in accordance with regulatory requirements. The provision for loan losses was $11.6 million, down slightly from $12.0 million in 1998. The Corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.

     Net charge-offs were $13.0 million in 1999 compared to $6.1 million in 1998. This increase in charge-offs is related to an adverse decision in a lawsuit associated with a letter of credit issued in 1989. Net charge-offs as a percentage of average loans was .40% in 1999 compared to .21% in 1998. Non-accrual loans ended the year at $28.9 million or .91% of loans outstanding, an increase of $17.4 million from December 31, 1998. This increase is due to one health care relationship, the largest portion of which is a shared national credit.

     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 16 and 19.

Non-Interest Income

     Non-interest income is principally derived from fee-based services and mortgage banking activities and gains on investment securities sales. Total non-interest income decreased 2.7% to $61.0 million. Excluding net securities gains, non-interest income increased $4.7 million or 8.5%.

     Table 4 presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary
Table 4

(in thousands)                                               1999        1998        1997         1996       1995
==================================================================================================================
Service Charges on Deposit Accounts                        $34,172     $29,260     $24,432      $19,262     $13,685
Mortgage Banking Activities                                  9,652      11,485       6,845       14,895       9,806
Commissions and Fees                                         5,280       4,209       3,705        3,229       2,101
Other Loan Fees                                              3,355       5,104       2,147        1,872       1,208
Interest Income on Tax Refund                                   --          --          --           --       5,796
Other Non-Interest Income                                    8,275       5,937       4,543        5,251       1,977
-------------------------------------------------------------------------------------------------------------------
  Subtotal                                                  60,734      55,995      41,672       44,509      34,573
Net Securities Gains (Losses)                                  312       6,749       2,337        5,556      (2,683)
-------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Income                                $61,046     $62,744     $44,009      $50,065     $31,890
===================================================================================================================

     Deposit service charges rose 16.8% over the prior year due mainly to a $4.4 million increase in retail demand deposit service fees. Average interest-bearing demand/money market deposits grew $79.4 million or 17% over last year while non-interest bearing deposits increased $42.9 million or 20%. These increases are the result of continued promotion and sales efforts of retail deposit products.

     Income from mortgage banking activities declined $1.8 million to $9.7 million from $11.5 million in 1998. This decline is from lower production as a result of higher interest rate environment for residential mortgages. Mortgage originations during the year decreased $291 million to $764 million.

     Commission and fees increased $1.1 million during 1999. This increase is mainly associated with income from Provident Investment Center (PIC), a wholly owned subsidiary of the Bank. PIC offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. For the year 1999, income associated with these products increased by $895 thousand to $3.2 million. This increase is attributed to continued sales efforts towards these products. Other non-interest income increased $2.3 million over 1998, mainly due to higher bankcard income, which increased $2.1 million.

Non-Interest Expense

     Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $132 million represented a $9 million increase from 1998 expenses.

Table 5 presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary
Table 5

(in thousands)                                               1999              1998          1997          1996         1995
============================================================================================================================
Salaries and Employee Benefits                          $ 66,071           $ 61,649      $ 54,107      $ 55,406      $50,875
Occupancy Expense, Net                                    11,376             10,349        10,018         9,317        8,914
Furniture and Equipment                                    8,927              8,123         7,354         7,036        6,625
External Processing Fees                                  14,883             14,006        12,374        10,929        7,784
Advertising and Promotion                                  6,806              7,171         5,678         5,986        5,562
Communication and Postage                                  5,231              4,376         3,693         3,861        3,050
Printing and Supplies                                      2,463              2,502         2,277         2,351        2,032
Federal Insurance Fund Recapitalization                       --                 --            --         3,029           --
Regulatory Fees                                            1,120                939         1,016         1,699        3,095
Professional Services                                      2,706              2,413         2,762         3,000        2,621
Merger Related Expenses                                       --                 --        10,047            --           --
Capital Securities Expenses                                3,160              2,359            --            --           --
Other Non-Interest Expense                                 9,500              9,027         8,537         7,709        6,858
----------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense                            $132,243           $122,914      $117,863      $110,323      $97,416
============================================================================================================================

     Salaries and benefits increased $4.4 million during the year. Compensation increased $3.6 million while benefits were up $834 thousand. The rise in these categories is attributable to network expansion as 16 new branches were opened. Regular salaries rose $5.0 million mainly attributable to merit increases and increased staffing associated to branch expansion. Full-time equivalent employees as of December 31, 1999 were 1,511 compared to 1,414 last year. Occupancy costs rose $1.0 million or 9.9% over last year. This increase is mainly due to additional rent and leasehold improvements as the branch network increased to 83 branches in 1999. Total furniture and equipment expense increased $804 thousand due to upgrading of technology and branch network expansion.

     External processing increased $877 thousand, or 6.3%, associated with 12% increase in account volume. The year 1999 includes full year of capital securities expense of $3.2 million associated with the $40 million trust preferred securities offering during the second quarter of 1998. 1998 capital securities expense was $2.4 million. All other non-interest expenses were up by $1.4 million from 1998. This increase is connected to higher communication and postage expenses of $855 thousand resulting from branch network expansion and higher net losses of $818,000 associated with retail deposit accounts.

Income Taxes

     Provident recorded income tax expense of $21.2 million on pre-tax income of $65.3 million for an effective tax rate of 32.4%. This compares with a 33.2% effective tax rate for 1998. This decrease is related to a higher level of state tax benefits.

Fourth Quarter Results

     Provident recorded net income of $11.5 million, or $.44 per share on a diluted basis, in the fourth quarter of 1999, an increase of $1.4 million, or 14.2%, over the $10.1 million, or $.38 per share on a diluted basis, recorded in the same period last year. The higher earnings are principally due to an 18.1% increase in net interest income. Lower non-interest income resulting from net security gains in 1998 and a rise in operating expenses partially offset the increase in income.

     Tax-equivalent net interest income in the fourth quarter rose 17.8% or $6.1 million to $40.4 million as the net interest margin grew to 3.27% from 2.99% and average earning assets grew $349 million to $4.89 billion. The increase in the net interest margin primarily reflected a steeper yield curve along with a higher rate environment as yield on earning assets increased 40 basis points while the costs of funds increased only 13 basis points benefiting from deposit growth.

     The Corporation recorded a provision for loan losses of $3.6 million during the quarter to provide for loan growth in the portfolio as well as an increase in non-performing loans.

     Non-interest income declined 19.4% to $14.5 million. Fee income from deposit accounts increased $1.2 million but were more than offset by lower security gains of $3.2 million and lower mortgage banking income of $1.45 million. Lower mortgage banking income was associated with higher rate environment resulting in less production. Mortgage originations were $120 million compared to $361 million in 1998.

     Non-interest expense increased $758 thousand to $33.8 million. Compensation and benefits were flat compared to same period in 1998. While salaries were up $530 thousand, retirement benefits declined $479 thousand. Occupancy expense was $316 thousand higher due to network expansion and annual lease increases. External processing fees increased $104 thousand, which is associated with increased account volume. Communication and postage expense rose $262 thousand mainly related to branch network expansion. Net losses increased $425 thousand related to retail deposit accounts and higher robbery losses.

     Table 6 presents quarterly trend data for 1999 and 1998.

Consolidated Quarterly Results of Operations, Market Prices and Dividends
 (unaudited)
Table 6

                                                         1999                                      1998
 -------------------------------------------------------------------------------------------------------------------------
                                         Fourth    Third   Second    First          Fourth   Third       Second     First
(in thousands, except per share data)    Quarter  Quarter  Quarter  Quarter         Quarter  Quarter     Quarter    Quarter
===========================================================================================================================
Interest Income                          $95,055  $89,962  $85,988  $81,372         $83,649  $83,478     $77,284    $73,696
Interest Expense                          54,894   52,171   49,565   47,631          49,632   50,827      45,094     41,956
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income                       40,161   37,791   36,423   33,741          34,017   32,651      32,190     31,740
Provision for Loan Losses                  3,635    3,215    2,759    1,961           3,783    2,195       3,074      2,975
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses               36,526   34,576   33,664   31,780          30,234   30,456      29,116     28,765
Non-Interest Income                       14,544   15,309   15,343   15,538          14,810   14,360      15,266     11,559
Net Securities Gains (Losses)                 --       --      375      (63)          3,228    1,587         725      1,209
Non-Interest Expense                      33,771   33,362   32,930   32,180          33,013   31,619      30,661     27,621
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                17,299   16,523   16,452   15,075          15,259   14,784      14,446     13,912
Income Tax Expense                         5,769    5,218    5,462    4,750           5,159    4,884       4,721      4,607
---------------------------------------------------------------------------------------------------------------------------
Net Income                               $11,530  $11,305  $10,990  $10,325         $10,100  $ 9,900     $ 9,725    $ 9,305
---------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income--Basic                        $   .45  $   .44  $   .43  $   .40         $   .39  $   .39     $   .38    $   .36
Net Income--Diluted                      $   .44  $   .43  $   .42  $   .39         $   .38  $   .37     $   .36    $   .35
Market Prices: -High                       22.31    24.50    29.88    28.38           26.43    28.46       32.50      32.65
                Low                        17.31    22.50    21.50    24.69           19.05    21.00       27.50      26.98
Cash Dividends Paid                         .160     .155     .143     .138            .133     .129        .118       .113
===========================================================================================================================

Financial Condition

Source and Use of Funds

Deposits

     A major portion of Provident's funding comes from core deposits, which consist of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 83 branch banking locations. At December 31, 1999, core deposits represented 57% of total deposits and 45% of total liabilities. Provident's future funding growth is expected to be generated from deposit growth through strategies outlined below.

     The branch network strategy includes traditional full service branch locations and in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank as of December 31, 1999 had 50 traditional branch locations and 33 in-store branches. The Corporation has an agreement with Rich Food Corporation to operate branches in their Metro and Basic supermarkets in the Baltimore metropolitan area and Shoppers Food Warehouse in the Washington, D.C. metropolitan area. Provident will selectively look for additional branch opportunities complementary to existing locations when the cost of entry is reasonable. The Corporation has ten additional in-store branches and three new traditional branches planned for 2000. Provident continues to attract increased commercial and retail deposits. Interest-bearing demand/money market deposit balances at December 31, 1999 were up $180 million, or 35.0%, compared to year-end 1998. The Bank also operates eight Fast'n Friendly Check Cashing centers. The purpose of the check cashing centers is to offer alternative banking services to a segment of our market place that does not utilize traditional banking services. The Corporation has two new centers planned for 2000.

     The table below presents the average deposit balances and rates paid for the five years ended December 31, 1999.

Average Deposits
Table 7

                                    1999                 1998               1997                 1996                  1995
-----------------------------------------------------------------------------------------------------------------------------------
                            Average     Average  Average   Average   Average   Average    Average   Average     Average   Average
(dollars in thousands)      Balance     Rate     Balance    Rate     Balance    Rate      Balance    Rate        Balance  Rate
===================================================================================================================================
Noninterest-Bearing         $   255,259    --%  $  212,339     --%  $  176,645    --%    $  158,635     --%    $ 129,740     --%
Money Market/Demand             543,257  2.60      463,874   2.97      403,128  2.81        380,913   2.89       323,836   3.43
Savings                         614,869  2.34      617,643   3.05      620,267  3.30        621,995   2.75       636,908   2.42
Time:
  Certificates of Deposit     2,011,484  5.69    1,559,985   5.67    1,194,202  5.69        922,616   5.80       776,089   5.83
  Individual Retirement
   Accounts                     148,441  5.39      162,088   5.75      111,252  5.65        105,680   5.80       106,370   6.00
                            -----------         ----------          ----------           ----------            ---------
    Total Average Balance
    /Rate                   $ 3,573,310  4.23%  $3,015,929   4.32%  $2,505,494  4.23%    $ 2,189,839  4.01%    $1,972,943  3.96%
                            ===========         ==========          ==========           ===========           ==========
    Total Year-End Balance  $ 3,808,528         $3,419,557          $2,754,515           $ 2,286,144           $2,056,436
                            ===========         ==========          ==========           ===========           ==========

     As the table above indicates, Provident has a stable base of consumer savings deposits. During 1999, average deposits grew $557 million, or 18.5%, compared to 1998. Average money market/demand deposits and non-interest-bearing deposits increased $122.3 million or 18.1%. This growth reflects Provident's emphasis on full banking relationships with its retail and commercial customers. Average time deposits increased $438 million, or 25%, $408 million of which is attributable to brokered deposits and $39 million in money market certificates of deposit. Brokered deposits, often a cheaper source of funds compared to other available sources of borrowed money, such as, Federal Home Loan Bank Advances and repurchase agreements are used to match fund investments and acquired loans.

     The table below presents information at December 31, 1999, with respect to the maturity of Certificates of Deposit of $100,000 or more.

Deposit Maturities
Table 8

                                                                     Maturities
                                             --------------------------------------------------------
                                                                  Over Three     Over Six
                                             Three Months         Months to     Months to      Over 12
(dollars in thousands)                         or Less            Six Months    12 Months       Months               Total
=================================================================================================================================
Balance                                      $68,286             $30,625        $38,540        $42,912             $180,363
Percent of Total                                37.8%               17.0%          21.4%          23.8%               100.0%

Credit Risk Management

     Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which is inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.

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

     Financial Accounting Standards require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 1999, there were $21.3 million in commercial loans considered to be impaired.

Loans

     Provident offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in Table 9, the mix of loans outstanding has shifted to more consumer orientation over the past five years. Of the total loans, $1.9 billion, or 60%, are secured by residential real estate including first and second mortgages, and home equity loans.

     Provident's residential mortgage lending includes the origination, sale and servicing of fixed and variable rate mortgage loans. Loans are originated through the loan production offices of Provident Mortgage Corp. Financial Accounting Standards for mortgage banking enterprises that acquire mortgage servicing rights, and sell or securitize those loans with servicing retained, require the allocation of the cost of the mortgage loans to the mortgage servicing rights and the loans. Mortgage origination activity in 1999 showed a significant decrease as originations totaled $764 million in 1999 compared to $1.1 billion in 1998. During 1999, income from the sale of loans was $5.0 million. The mortgage servicing portfolio ended the year at $352 million. The residential real estate mortgage loan balance at December 31, 1999 was $245 million compared to $238 million at the end of the prior year.

     The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.

Loan Portfolio Summary
Table 9

(dollars in thousands)           1999        %       1998         %         1997      %          1996       %         1995     %
===================================================================================================================================
Consumer                     $2,204,943    69.2%  $2,154,557    69.5%  $1,667,094    61.7%  $1,211,971    54.0%  $  852,605    48.6%
Commercial Business             363,059    11.4      375,930    12.1      288,289    10.7      294,844    13.1      238,667    13.6
Real Estate--Construction:
  Residential                    89,513     2.8       89,777     2.9       99,926     3.7      112,072     5.0       76,092     4.3
  Commercial                     62,362     2.0       34,668     1.1       25,154      .9        9,470      .4       19,444     1.1
Real Estate--Mortgage:
  Residential                   245,401     7.7      238,282     7.7      362,012    13.4      355,566    15.8      332,940    19.1
  Commercial                    218,841     6.9      206,997     6.7      258,593     9.6      263,950    11.7      233,103    13.3
------------------------------------------------------------------------------------------------------------------------------------
Total Loans                  $3,184,119   100.0%  $3,100,211   100.0%  $2,701,068   100.0%  $2,247,873   100.0%  $1,752,851   100.0%
====================================================================================================================================

     Provident offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. Provident's portfolio of acquired loans increased $441 million on average, ending the year at $1.4 billion, and is predominately comprised of second mortgages.

     Consumer loan balances through credits originated by Provident remained relatively flat during the year, ending the year with a balance of $802 million. During 1999, the Bank made a decision to cut back on the production of both indirect auto and residential mortgage loans to concentrate on more profitable businesses. Most of the automobile loans are made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Auto loans made through this network of dealerships ended the year at $262 million. Marine loan balances ended 1999 with $200 million, and were produced primarily through correspondent brokers. Home equity lines of credit totaled $173 million at the end of 1999 while direct second mortgage loans ended the year at $122 million.

     Provident's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Average commercial real estate mortgage loans decreased $30 million or 12.9% while average commercial construction loans increased $18.1 million or 72%. Average residential construction loans decreased $10.3 million or 10.2% to end the year at $90 million.

     Provident's commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Average commercial loans grew by $60 million, or 18.3%, ending the year at $363 million. Provident has minimal exposure to highly leveraged transactions ("HLTs"). HLTs are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower's liabilities. HLTs totaled $56.7 million as of year-end, and all are performing in accordance with their contractual terms.

Non-Performing Assets and Past Due Loans

     Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. The Corporation does not place consumer loans on non-accrual status as delinquent consumer loan outstandings and any uncollected interest are generally charged-off at the time they would be placed on non-accrual status. Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans increased $17.4 million, mainly in commercial business. This increase is due to one health care relationship, the largest portion of $15 million is part of a shared national credit. The total relationship is $21 million. The financial condition of the health care industry has weakened over the past year. Provident has been closely monitoring these and several other of the bank's health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. The entire health care portfolio, including the credits added to non-performing loans, represents 3.5% of Provident's total loans. The increase in past due consumer loans is a result of a $50 million, or 2.3%, growth in the consumer loan portfolio, the majority of which is secured by residential real estate. As of December 31, 1999, non-performing assets and past due loans ended the year at $31.8 million and $29.2 million, respectively. (See the discussion under Loans on page 14.) The $5.8 million in past due residential mortgage loans are guaranteed or insured by an agency of the United States government and no significant loss is anticipated. The ratio of total non-performing loans to year-end loans increased .54% as 1999 ended at .91% compared to .37% at the end of 1998. This increase is associated with the health care credit noted above.

     Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.

                                                                Year Ended
(in thousands)                                              December 31, 1999
===============================================================================
Gross interest income that would have been recorded
 had such loans been paid in accordance with original terms           $ 2,089
Interest income actually recorded                                       1,354

Non-Performing Assets and Past Due Loans
Table 10

                                                           December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                        1999                   1998                    1997                1996      1995
===================================================================================================================================
Non-Accrual Loans:
  Consumer/(1)/                            $    --                $    --                 $    --             $ 9,809     $ 4,868
  Commercial Business                       21,329                  3,550                   2,917                 539         246
  Real Estate--Construction:
    Residential                                 --                  1,570                      --                  37          --
    Commercial                                  --                     --                      --                  --          80
  Real Estate--Mortgage:
    Residential                              7,579                  6,397                   6,937               4,372       3,785
    Commercial                                  --                     --                      --                 125       1,327
----------------------------------------------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                   28,908                 11,517                   9,854              14,882      10,306
----------------------------------------------------------------------------------------------------------------------------------
Renegotiated Loans:
  Real Estate--Construction:
    Residential                                 --                     --                      --                  --          --
    Commercial                                  --                     --                      --                  --       2,575
  Real Estate--Mortgage:
    Residential                                 --                     --                      --                  --          --
    Commercial                                  --                     --                      --               3,942       2,900
----------------------------------------------------------------------------------------------------------------------------------
  Total Renegotiated Loans                      --                     --                      --               3,942       5,475
----------------------------------------------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Real Estate--Construction:
    Residential                              1,538                    454                     454                 132       6,580
    Commercial                                  --                     --                      --               9,571       7,122
  Real Estate--Mortgage:
    Residential                              1,395                  2,554                   2,367                 903         246
    Commercial                                  --                  1,900                      --                  --         939
----------------------------------------------------------------------------------------------------------------------------------
  Total Other Non-Performing Assets          2,933                  4,908                   2,821              10,606      14,887
==================================================================================================================================
  Total Non-Performing Assets              $31,841                $16,425                 $12,675             $29,430     $30,668
==================================================================================================================================
Past Due Loans:
  Consumer/(1)/                            $23,369                $19,187                 $14,371             $   237     $   559
  Commercial Business                           59                     --                     126                  --          --
  Real Estate--Construction:
    Residential                                 --                     --                     133                  --          --
    Commercial                                  --                     --                      --                  --          --
  Real Estate--Mortgage:
    Residential                              5,753                  8,806                  10,646               7,823       5,072
    Commercial                                  --                     --                      --                  --          --
==================================================================================================================================
  Total Past Due Loans                     $29,181                $27,993                 $25,276             $ 8,060     $ 5,631
==================================================================================================================================
Ratios:
  Total Non-Performing Loans to Year-End
   Loans                                        .91%                   .37%                    .36%                .84%        .90%
  Total Non-Performing Assets to Year-End
   Assets                                      .63                    .35                     .32                 .84         .97

/(1)/ Prior to 1997, consumer loans were generally placed into non-accrual status at 90 days past due and subsequently charged off. Beginning in 1997, to conform to standard industry practice, consumer loans are not placed in non-accrual status but are generally charged-off at 120 days past due for installment loans and 180 days for revolving loans.

Allowance for Loan Losses

     Provident maintains an allowance for loan losses, which is available to absorb potential losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience, to all other loans.

     Management believes that the allowance at December 31, 1999 will be adequate to absorb losses inherent in the portfolio. Management believes that is uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making the determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

     The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

Loan Loss Experience Summary
Table 11

(dollars in thousands)                                  1999         1998         1997        1996         1995
==========================================================================================================================
Balance at Beginning of Year                     $   42,739   $   36,861   $   30,361   $   27,524   $   27,137
Provision for Loan Losses                            11,570       12,027        9,953       10,011        1,517
Allowance Related to Securitized Loans               (1,500)          --           --           --           --
Loans Charged-off:
  Consumer                                            7,940        4,550        3,641        2,888        1,642
  Commercial Business                                 5,705        1,031          143        5,170          310
  Real Estate--Construction:
    Residential                                         500          593          305           37           33
    Commercial                                           --           25           37            8           --
  Real Estate--Mortgage:
    Residential                                         412          258          289          360           73
    Commercial                                           --        1,281          798          399           76
-----------------------------------------------------------------------------------------------------------------
  Total Charge-offs                                  14,557        7,738        5,213        8,862        2,134
-----------------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                            1,236          970          871          826          917
  Commercial Business                                   106          109          882          801           72
  Real Estate--Construction:
    Residential                                          --           68           --           --           --
    Commercial                                           24           16            1           16           --
  Real Estate--Mortgage:
    Residential                                          --           11            1           45           13
    Commercial                                          162          415            5           --            2
=================================================================================================================
  Total Recoveries                                    1,528        1,589        1,760        1,688        1,004
=================================================================================================================
Net Loans Charged-off                                13,029        6,149        3,453        7,174        1,130
=================================================================================================================
Balance at End of Year                           $   39,780   $   42,739   $   36,861   $   30,361   $   27,524
=================================================================================================================
Balances:
  Loans--Year-End                                $3,184,119   $3,100,211   $2,701,068   $2,247,873   $1,752,851
  Loans--Average                                  3,265,502    2,888,305    2,445,316    2,023,536    1,822,957
Ratios:
  Net Loans Charged-off to Average Loans                .40%         .21%         .14%         .35%         .06%
  Allowance for Loan Losses to Year-End Loans          1.25         1.38         1.36         1.35         1.57
-----------------------------------------------------------------------------------------------------------------

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

     An analysis of the loan portfolio was performed at December 31, 1999, and expected losses have been provided for in the allowance for loan losses. During 1999, the loan loss allowance decreased $3.0 million to $39.8 million at year-end. This decrease is related to the pay out of an adverse decision in a lawsuit associated with a letter of credit issued in 1989. This pay out was provided for in 1998. The allowance as a percentage of total loans was 1.25% at December 31, 1999 compared to 1.38% at December 31, 1998. The allowance for loan losses as a percentage of non-accrual loans was 138% at December 31, 1999, compared to 371% the prior year. The portion of the allowance, which is allocated to non-accrual loans, is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

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

Allocation of Allowance for Loan Losses
Table 12

(in thousand)                                  1999     1998     1997     1996     1995
=======================================================================================
Consumer                                   $ 7,100  $ 6,057  $ 3,390  $ 4,572  $ 1,995
Commercial Business                         12,672   11,042    8,376    3,120    2,527
Real Estate--Construction:
  Residential                                1,086    1,638    1,585    1,408    2,697
  Commercial                                   799      439      384      883      545
Real Estate--Mortgage:
  Residential                                1,289      634      592      998    1,390
  Commercial                                 1,843    1,863    2,486    2,704    3,803
Unallocated                                 14,991   21,066   20,048   16,676   14,567
--------------------------------------------------------------------------------------
  Total Allowance for Loan Losses          $39,780  $42,739  $36,861  $30,361  $27,524
======================================================================================

Investment Securities

     Provident's investment activities include management of the $1.7 billion investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipal securities and other debt securities. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.

     The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

Investment Securities Summary
Table 13

(dollars in thousands)                  1999     %           1998      %        1997      %        1996      %         1995      %
==================================================================================================================================
Securities Available for Sale
  U.S. Treasury and Government
     Agencies and Corporations   $   56,447     3.4%  $   42,293     3.5%  $ 55,576     5.7% $   71,882     6.8%  $   67,833   5.8%
  Mortgage-Backed Securities      1,469,605    87.9      992,089    82.8    885,491    90.0     847,194    80.4      939,382  80.4
  Municipal Securities               26,205     1.6       27,732     2.3     19,391     2.0      19,091     1.8       11,981   1.0
  Other Debt Securities             119,250     7.1      136,397    11.4     22,783     2.3      29,987     2.8       76,073   6.5
----------------------------------------------------------------------------------------------------------------------------------
    Total Securities
     Available for Sale           1,671,507   100.0    1,198,511   100.0    983,241   100.0     968,154    91.8    1,095,269  93.7
----------------------------------------------------------------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations             --      --           --      --         --      --      32,395     3.1       13,397   1.2
  Mortgage-Backed Securities             --      --           --      --         --      --      53,842     5.1       60,106   5.1
----------------------------------------------------------------------------------------------------------------------------------
    Total Securities Held to
    Maturity                             --      --           --      --         --      --      86,237     8.2       73,503   6.3
==================================================================================================================================
    Total Investment Securities
    Portfolio                    $1,671,507   100.0%  $1,198,511   100.0%  $983,241   100.0% $1,054,391   100.0%  $1,168,772 100.0%
==================================================================================================================================
Total Portfolio Yield                   7.0%                 6.6%               7.0%                6.9%                 6.9%
==================================================================================================================================

     During 1999, Provident continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 1999 were to maintain an appropriate level of quality, to ensure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employs off-balance sheet and on balance sheet strategies. Total investment securities increased $473 million during 1999 as a result of securitizing $373 million of purchased consumer loans during the fourth quarter of 1999.

     The Corporation applies the provisions of Statement of Financial Accounting Standards No. 115 which requires investment securities to be segregated into three categories: 1) held to maturity, 2) trading, and 3) available for sale. All securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is reflected as a change in stockholders' equity through accumulated other comprehensive income. Trading securities must be measured at fair value and changes included in income for the period. As of December 31, 1999, the Corporation had no investments classified as trading securities. Securities designated as held to maturity are carried at amortized cost. Subsequent to the acquisition of First Citizens Financial Corporation in 1997, Provident disposed of certain securities classified as held to maturity by First Citizens Financial Corporation. As a result of these transactions, all of the Corporation's investment securities have been classified as available for sale. Additionally, all future purchases of securities will be classified as available for sale in the foreseeable future. At December 31, 1999, the available for sale portfolio included net unrealized losses of approximately $68.2 million, compared to net unrealized gains of $8.8 million at December 31, 1998.

     In addition to unrealized gains and losses, Provident realized $380 thousand in gains and $68 thousand in losses from the sale of securities from the available for sale portfolio in 1999. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both performance and risks.

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

     Primary sources of liquidity at December 31, 1999 were loans held for sale, investment securities available for sale, and scheduled loan repayments. Loans held for sale and investment securities available for sale totaled $1.7 billion. This represents 36% of total liabilities compared to 33% at December 31, 1998. Maturities of investment securities, as Table 14 indicates, is expected to generate $203 million in funds in 2000 and $910 million, or 54%, of the portfolio within the next five years.

     The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 1999.

Maturities of Investment Securities Portfolio
Table 14

                             In One Year       After One Year     After Five Years      Over      Unrealized
                               or Less       Through Five Years   Through Ten Years  Ten Years       Loss
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)    Amount     Yield     Amount     Yield    Amount    Yield    Amount      Yield     Amount   Total  Yield
=================================================================================================================================
Securities Available for
 Sale
  U.S. Treasury and
    Government Agencies
    Corporations           $      __      __%  $  5,040    5.0%  $     --       --%  $ 51,595     6.4%  $   (188) $   56,447 6.3%
  Mortgage-Backed
    Securities               202,478     7.6    690,058    7.1    363,525      6.8    263,769     6.6    (50,225)  1,469,605 7.0
  Municipal Securities           775     7.5     11,523    7.7     12,721      7.7      1,605     7.5       (419)     26,205 7.7
  Other Debt Securities          163     3.7        400    6.3         --       --    136,046     7.6    (17,359)    119,250 7.6
---------------------------------------------------------------------------------------------------------------------------------
Total Investment
 Securities Portfolio      $ 203,416     7.6%  $707,021    7.1%  $376,246      6.8%  $453,015     6.9%  $(68,191) $1,671,507 7.0%
=================================================================================================================================

Yields do not give effect to changes in fair value that are reflected as a component of stockholders' equity.

     Loan repayments are another source of liquidity. Scheduled loan repayments during the year 2000 are $502 million, or 15.8% of loans. Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 1999. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity
Table 15

                                 In One Year     After One Year      After Five
(dollars in thousands)             or Less     Through Five Years       Years      Total       Percentage
-----------------------------------------------------------------------------------------------------------
Loan Maturities:
Consumer                           $380,768         $  672,236       $1,151,939  $2,204,943        69.2%
Commercial Business                  15,894            303,218           43,947     363,059        11.4
Real Estate--Construction:
  Residential                        63,332             24,827            1,354      89,513         2.8
  Commercial                         16,329             44,125            1,908      62,362         2.0
Real Estate--Mortgage:
  Residential                         6,920             12,850          225,631     245,401         7.7
  Commercial                         18,306            158,771           41,764     218,841         6.9
-----------------------------------------------------------------------------------------------------------
Total Loans                        $501,549         $1,216,027       $1,466,543  $3,184,119       100.0%
===========================================================================================================
Rate Sensitivity:
  Predetermined Rate               $382,058         $  909,885       $1,066,788  $2,358,731        74.1%
  Variable or Adjustable Rate       119,491            306,142          399,755     825,388        25.9
-----------------------------------------------------------------------------------------------------------
Total Loans                        $501,549         $1,216,027       $1,466,543  $3,184,119       100.0%
===========================================================================================================

     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.2 billion, or 45%, of total liabilities and 43% of total assets.

     An important element in liquidity management is the availability of borrowed funds. At December 31, 1999, short-term borrowings totaled $301 million, or 6.3%, of liabilities in contrast to $145 million, or 3.3%, of liabilities at December 31, 1998. Another key element in liquidity management is the use of brokered CDs. Brokered CDs at December 31, 1999 amounted to $1.5 billion, a $372 million increase from the same period last year. The average maturity of short-term borrowings at the end of the current year was 7 days. These borrowings are fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $627 million as of December 31, 1999. It is anticipated that Provident will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank. During the second quarter of 1998, the Corporation issued $40 million of trust preferred securities with a maturity of 30 years, callable at the end of the tenth year. The rate on the trust preferred securities is 8.29%.

Interest Sensitivity Management

     The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize this risk.

     Measuring and managing interest rate risk is a dynamic process that is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of Provident's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and off-balance sheet derivatives.

     Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twenty four month horizon under a variety of interest rate scenarios.

     As of December 31, 1999, Provident's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $1.7 billion, or 35% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible increases in interest rates. In 1999, these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off-balance sheet strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a changing rate environment. As a result of off-balance sheet transactions undertaken to insulate the Bank from interest rate risks, interest income decreased by $536 thousand and interest expense increased by $1.1 million, for a total decrease of $1.6 million in net interest income for the year ending December 31, 1999. Included in this net interest income increase was the amortization of closed positions which reduced interest income by $81 thousand and decreased interest expense by $1.3 million (a net increase of $1.2 million) for the year. Without the amortization of closed positions, off-balance sheet positions decreased net interest income $2.8 million for the year.

     As of December 31, 1999, the forward markets indicated that short-term rates will increase by 95 basis points and long-term rates will increase by 10 basis points over the next twelve months. The Corporation's analysis indicates that if management does not adjust its December 31, 1999 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $2.2 million over the next twelve months. However, yields on associated on-balance sheet hedged assets would improve by a corresponding amount. This compares to a decrease of $4.2 million should interest rates remain unchanged. Amortization of closed positions will increase net interest income by $2.7 million over the next twelve months. Thus, without amortization of closed positions, net interest income would decrease $2.7 million over the next twelve months if the forward yield curve assumptions occur and $4.7 million if rates remain unchanged.

Stockholders' Equity

     It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, Provident continues to maintain a strong capital position. Provident is well capitalized, exceeding all regulatory requirements as of December 31, 1999, see Note 17--Regulatory Capital. At December 31, 1999, total stockholders' equity was $275 million, a $21.5 million decrease over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $641 thousand was raised through the dividend reinvestment plan, $2.1 million from the exercise of stock options, while capital decreased by $49.6 million during 1999 as a result of Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. An additional component of regulatory capital is the capital securities issued in 1998. These securities are treated as Tier I capital even though they are not included in stockholders' equity in the Consolidated Statement of Condition. During 1999, the Corporation also repurchased 168,100 shares totaling $3.5 million. In the second quarter of 1999, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.

     Provident exceeds all regulatory capital requirements as of December 31, 1999. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. Provident's core capital is equal to its common stock, capital surplus and retained earnings less treasury stock. The calculation of Provident's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses subject to certain limitations and capital securities. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1999, Provident's total capital ratio was 10.20% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Provident's Tier 1 Capital ratio was 9.18%.

     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Provident's leverage ratio of 7.10% at December 31, 1999 was well in excess of this requirement.

Capital Components and Ratios
Table 16

                                      December 31,
---------------------------------------------------------
(dollars in thousands)                 1999         1998
================================================================================
Qualifying Capital
Tier 1 Capital                   $  358,771   $  330,461
Total Capital                       398,551      368,000
Risk-Weighted Assets              3,907,332    3,586,808
Quarterly Average Assets          5,056,385    4,688,197

Ratios
Leverage Capital                       7.10%        7.05%
Tier 1 Capital                         9.18         9.21
Total Capital                         10.20        10.26

Financial Review 1998/1997

     The Corporation recorded net income in 1998 of $39.0 million or $1.47 per share/diluted; a 53% increase over 1997 before adjusting for merger related costs. Adjusting for merger costs, 1997 would have shown net income of $33.6 million and $1.29 per share/diluted, giving 1997 an increase of $5.4 million in net income and $.19 per share/diluted over the prior year. The growth in net earnings was attributable to an $8.2 million rise in net interest income and $18.7 million higher non-interest income offset in part by higher provision for loan losses of $2.1 million and a $5.1 million increase in operating costs, net of merger expenses.

     Tax-equivalent net interest income for 1998 increased $8.3 million, or 6.7%, from 1997 as average earning assets grew $682 million over the prior year. Net interest margin fell by 37 basis points primarily caused by a lower interest rate environment and leveraging of $40 million of trust preferred securities issued during the second quarter of 1998.

     Provident's interest income increased $39.1 million, or 13.9%, during the year primarily due to the growth in average earning assets offset in part by a 35 basis point decrease in yield. The decrease in yield was mainly due to a lower rate environment and the leveraging of the trust preferred securities noted above. The increase in average earning assets resulted from a $443 million increase in the loan portfolios, $164 million in investments and $77 million in loans held for sale. Consumer loans grew $518 million while the commercial business portfolio also experienced growth of $32 million. Residential and commercial mortgage loans declined $80 million and $28 million, respectively, due to sales of mortgage loans and prepayments of commercial mortgages. Interest income earned on the loan portfolio increased $26 million reflecting higher loan outstandings. The yield on investments and loans decreased 30 basis points and 37 basis points, respectively. Interest lost from non-accruing loans was $1.5 million compared to $670 thousand in 1997.

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

     The increase in average interest-bearing liabilities reflects a $475 million rise in interest-bearing deposits, $396 million of which is associated with brokered deposits and $33 million with money market certificates of deposit. Non-interest bearing demand deposit accounts grew by $36 million or 20%. The Corporation experienced a $119 million increase in borrowed funds.

     The provision for loan losses, net of the merger related portion, increased $4.7 million to $12.0 million in 1998. The increase in the provision was mainly due to loan growth and to more fully provide for an adverse decision in a lawsuit relating to a letter of credit. Net charge-offs were $6.15 million in 1998 compared to $3.45 million in 1997. Net charge-offs as a percentage of average loans was .21% in 1998 compared to .14% in 1997.

     Total non-interest income increased 42.6% to $62.7 million. Excluding net securities gains, non-interest income increased $14.3 million or 34.4%. Deposit service charges rose 20% over the prior year due to a $4.1 million increase in retail demand deposit service fees and a $439 thousand increase in commercial deposit fees. Income from mortgage banking activities rose $4.6 million, $1.9 million due to higher gains and $3.0 million from higher origination income offset in part by $238 thousand in lower servicing income. Income associated with sales of annuities and mutual funds increased by $145 thousand to $2.35 million. Other non-interest income increased $4.4 million over 1997. This increase was primarily due to commercial loan fees tied to an increase in loan volumes and higher prepayment penalties. Cardholder income increased $915 thousand associated with higher usage and gain on sale of fixed assets increased $471 thousand due to sale of a bank building.

     Provident's non-interest expense of $123 million represented a $15 million increase from 1997 expenses adjusted for merger related items. Salaries and benefits increased $7.5 million during the year. Compensation increased $6.5 million while benefits were up $1.0 million. The rise in these categories was attributable to higher commissions and incentives of $1.3 million related mainly to increased mortgage business. Regular salaries rose $5.2 million mainly attributable to merit increases, increased staffing and recognition of expenses related to lending activities. Full-time equivalent employees as December 31, 1998 were 1,414 compared to 1,235 in 1997. Occupancy costs rose $331 thousand or 3.3%. This increase was mainly due to additional rent and leasehold improvements as the branch network increased to 68 branches in 1998. Total furniture and equipment expense increased $769 thousand due to upgrading of technology in the Bank's office automation and branch platform systems.

     External processing increased $1.6 million, or 13.2%, associated with a 14.7% increase in account volume. The year 1998 included capital securities expense of $2.4 million associated with the $40 million trust preferred securities offering during the second quarter of 1998. All other non-interest expenses were up by $2.5 million from 1997. This increase was connected to higher marketing expenses of $1.5 million and communication and postage expenses of $684 thousand resulting from the branch network acquired in the acquisition of First Citizens Financial Corporation Savings Bank, and higher employment advertising costs of $390 thousand.

     Provident recorded income tax expense of $19.4 million on pre-tax income of $58.4 million for an effective tax rate of 33.2%. This compared to a 35.3% effective tax rate for 1997. This decrease was related to permanent tax differences associated with the acquisition of First Citizens Financial Corporation during 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     See "Interest Sensitivity Management" on page 22 and Note 11--Off-Balance Sheet Risks to the Consolidated Financial Statements herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

                                                                      Page
Report of Independent Accountants                                       27
For the Three Years Ended December 31, 1999, 1998 and 1997
  Consolidated Statement of Income                                      28
  Consolidated Statement of Changes in Stockholders' Equity             30
  Consolidated Statement of Cash Flows                                  31
  Consolidated Statement of Comprehensive Income                        32
Consolidated Statement of Condition at December 31, 1999 and 1998       29
Notes to Consolidated Financial Statements                           33-60


Financial Reporting Responsibility

Consolidated Financial Statements

     Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 1999, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

     Management assessed its internal control structure over financial reporting as of December 31, 1999. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control-- Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 1999.

Compliance with Laws and Regulations

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

     Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 1999.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Provident Bankshares Corporation

     In our opinion, the accompanying consolidated statements of financial condition and the related consolidated statements of income, cash flows, changes in stockholders' equity and comprehensive income present fairly, in all material respects, the consolidated financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 19, 2000

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                               Year Ended December 31,
--------------------------------------------------------------------------------
(in thousands, except per share data)     1999           1998          1997
================================================================================
INTEREST INCOME
Interest and Fees on Loans             $  261,837      $  234,926   $ 203,899
Interest on Securities                     88,094          80,184      68,294
Tax-Advantaged Interest                     2,337           2,762       6,656
Interest on Short-Term Investments            109             235         263
-----------------------------------------------------------------------------
     Total Interest Income                352,377         318,107     279,112
-----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                      151,071         130,315     106,004
Interest on Short-Term
 Borrowings                                12,737          17,424      28,737
Interest on Long-Term Debt                 40,453          39,770      21,977
-----------------------------------------------------------------------------
     Total Interest Expense               204,261         187,509     156,718
-----------------------------------------------------------------------------
   Net Interest Income                    148,116         130,598     122,394
Less: Provision for Loan Losses            11,570          12,027       9,953
-----------------------------------------------------------------------------
   Net Interest Income
   After Provision for  Losses            136,546         118,571     112,441
-----------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit
 Accounts                                  34,172          29,260      24,432
Mortgage Banking Activities                 9,652          11,485       6,845
Commissions and Fees                        5,280           4,209       3,705
Net Securities Gains                          312           6,749       2,337
Other Non-Interest Income                  11,630          11,041       6,690
-----------------------------------------------------------------------------
     Total Non-Interest Income             61,046          62,744      44,009
-----------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee
 Benefits                                  66,071          61,649      54,107
Occupancy Expense, Net                     11,376          10,349      10,018
Furniture and Equipment
 Expense                                    8,927           8,123       7,354
External Processing Fees                   14,883          14,006      12,374
Merger Related Expenses                        --              --      10,047
Capital Securities Expense                  3,160           2,359          --
Other Non-Interest Expense                 27,826          26,428      23,963
-----------------------------------------------------------------------------
     Total Non-Interest Expense           132,243         122,914     117,863
-----------------------------------------------------------------------------
Income Before Income Taxes                 65,349          58,401      38,587
Income Tax Expense                         21,199          19,371      13,628
-----------------------------------------------------------------------------
Net Income                             $   44,150      $   39,030   $  24.959
=============================================================================
Per Share Amounts:
  Net Income--Basic                    $     1.73      $     1.52   $    1.00
  Net Income--Diluted                        1.67            1.47         .96
=============================================================================


The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                  December 31,
------------------------------------------------------------------------------
(dollars in thousands)                                1999               1998
==============================================================================
ASSETS
Cash and Due From Banks                             $   90,840      $   74,365
Short-Term Investments                                   1,759             198
Mortgage Loans Held for Sale                            30,535         224,707
Securities Available for Sale                        1,671,507       1,198,511
Loans:
  Consumer                                           2,204,943       2,154,557
  Commercial Business                                  363,059         375,930
  Real Estate--Construction                            151,875         124,445
  Real Estate--Mortgage                                464,242         445,279
------------------------------------------------------------------------------
    Total Loans                                      3,184,119       3,100,211
Less: Allowance for Loan Losses                         39,780          42,739
------------------------------------------------------------------------------
    Net Loans                                        3,144,339       3,057,472
------------------------------------------------------------------------------
Premises and Equipment, Net                             44,277          40,459
Accrued Interest Receivable                             46,507          40,466
Other Assets                                            64,713          39,719
------------------------------------------------------------------------------
Total Assets                                        $5,094,477      $4,675,897
==============================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                               $  264,252      $  252,024
  Interest-Bearing                                   3,544,276       3,167,533
------------------------------------------------------------------------------
     Total Deposits                                  3,808,528       3,419,557
------------------------------------------------------------------------------
Short-Term Borrowings                                  301,323         145,363
Long-Term Debt                                         627,118         735,239
Other Liabilities                                       43,747          40,423
------------------------------------------------------------------------------
   Total Liabilities                                 4,780,716       4,340,582
------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable
   Capital Securities                                   39,162          39,238
------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized
 100,000,000 Shares, Issued 26,225,752,
 and 24,811,256 Shares; at December 31, 1999 and
 December 31, 1998, respectively                        26,226          24,811
Capital Surplus                                        203,364         172,239
Retained Earnings                                      102,587         103,496
Net Accumulated Other Comprehensive Income (Loss)
Treasury Stock at Cost--693,866 Shares at              (44,323)          5,308
 December 31, 1999 and 525,766 Shares at
 December 31, 1998                                     (13,255)         (9,777)
------------------------------------------------------------------------------
   Total Stockholders' Equity                          274,599         296,077
------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity          $5,094,477      $4,675,897
==============================================================================
The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Provident Bankshares Corporation and Subsidiaries

                                                                                              Accumulated
                                                                                                 Other         Treasury
                                                       Common       Capital     Retained     Comprehensive      Stock
(in thousands, except per share data)                   Stock       Surplus     Earnings        income         at Cost
--------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1997                             $21,687      $109,360    $111,614     $   (1,373)       $ (2,490)
  Net Income--1997                                          --            --      24,959             --              --
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt securities, Net of
   Reclassification Adjustment (see Note 15)                                                      6,106
Comprehensive Income
Dividends Paid ($.40 per share)                             --            --      (8,505)            --              --
Exercise of Stock Options (720,638 shares)                 720         7,661          --             --              --
Stock Dividend (858,376 shares)                            858        13,747     (14,605)            --              --
Common Stock Issued under
 Dividend Reinvestment Plan (20,312 shares)                 20           423          --             --              --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997                           $23,285      $131,191    $113,463     $    4,733        $ (2,490)
  Net Income--1998                                          --            --      39,030             --              --
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt Securities, Net of
   Reclassification Adjustment (see Note 15)                                                        575
Comprehensive Income
Dividends Paid ($.49 per share)                             --            --     (12,648)            --              --
Exercise of Stock Options (337,498 shares)                 337         5,164          --             --              --
Stock Dividend (1,165,433 shares)                        1,165        35,184     (36,349)            --              --
Purchase of Treasury Shares (297,700 shares)                                                                     (7,287)
Common Stock Issued under Dividend
  Reinvestment Plan (24,179 shares)                         24           700          --             --              --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                           $24,811      $172,239    $103,496     $    5,308        $ (9,777)
 Net Income--1999                                           --            --      44,150             --              --
  Other Comprehensive Income, Net of Tax:
  Unrealized Gain on Debt Securities, Net of
  Reclassification Adjustment (see Note 15)                                                     (49,631)
Comprehensive Income (Loss)
Dividends Paid ($.60 per share)                             --            --     (15,232)            --              --
Exercise of Stock Options (172,271 shares)                  172         1,900         --             --              --
Stock Dividend (1,216,219 shares)                         1,216        28,611    (29,827)            --              --
Purchase of Treasury Shares (168,100 shares)                                                                     (3,478)
Common Stock Issued under Dividend
 Reinvestment Plan (27,726 shares)                           27           614         --             --              --
--------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                           $ 26,226   $   203,364  $ 102,587     $  (44,323)       $(13,255)
--------------------------------------------------------------------------------------------------------------------------

(in thousands, except per share data)

                                                                               Total
                                                        Comprehensive       Stockholders'
(in thousands, except per share data)                   Income (Loss)          Equity
-------------------------------------------------------------------------------------------
Balance at January 1, 1997                                                  $  238,798
  Net Income--1997                                      $   24,959              24,959
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt securities, Net of
   Reclassification Adjustment (see Note 15)                 6,106               6,106
                                                        ----------
Comprehensive Income                                    $   31,065
                                                        ----------
Dividends Paid ($.40 per share)                                                 (8,505)
Exercise of Stock Options (720,638 shares)                                       8,381
Stock Dividend (858,376 shares)                                                     --
Common Stock Issued under
 Dividend Reinvestment Plan (20,312 shares)                                        443
-------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                $  270,182
  Net Income--1998                                      $   39,030              39,030
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt Securities, Net of
   Reclassification Adjustment (see Note 15)                   575                 575
                                                        ----------
Comprehensive Income                                    $   39,605
                                                        ----------
Dividends Paid ($.49 per share)                                                (12,648)
Exercise of Stock Options (337,498 shares)                                       5,501
Stock Dividend (1,165,433 shares)                                                   --
Purchase of Treasury Shares (297,700 shares)                                    (7,287)
Common Stock Issued under Dividend
  Reinvestment Plan (24,179 shares)                                                724
-------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                $  296,077
 Net Income--1999                                       $   44,150
  Other Comprehensive Income, Net of Tax:
  Unrealized Gain on Debt Securities, Net of
  Reclassification Adjustment (see Note 15)                (49,631)            (49,631)
                                                        -----------
Comprehensive Income (Loss)                             $   (5,481)
                                                        -----------
Dividends Paid ($.60 per share)                                                (15,232)
Exercise of Stock Options (172,271 shares)                                       2,072
Stock Dividend (1,216,219 shares)                                                   --
Purchase of Treasury Shares (168,100 shares)                                    (3,478)
Common Stock Issued under Dividend
 Reinvestment Plan (27,726 shares)                                                 641
-------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                $  274,599
-------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries

                                                                                     Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                 1999            1998         1997
-----------------------------------------------------------------------------------------------------------------------
Operating Activities:
 Net Income                                                                  $  44,150    $    39,030    $    24,959
 Adjustments to Reconcile Net Income to Net Cash
  Provided (Used) by Operating Activities:
   Depreciation and Amortization                                                29,230         28,200          8,235
   Provision for Loan Losses                                                    11,570         12,027          9,953
   Provision for Deferred Income Tax (Benefit)                                   2,833         (2,941)        (5,139)
   Realized Net Securities Gains                                                  (312)        (6,749)        (2,337)
   Loans Originated or Acquired and Held for Sale                             (556,072)      (993,474)      (344,587)
   Proceeds from Sales of Loans                                                755,228        841,538        315,650
   Gain on Sales of Loans                                                       (4,984)        (5,846)        (2,632)
   Other Operating Activities                                                      286        (23,551)         8,930
-----------------------------------------------------------------------------------------------------------------------
 Total Adjustments                                                             237,779       (150,796)       (11,927)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                               281,929       (111,766)        13,032
-----------------------------------------------------------------------------------------------------------------------
Investing Activities:
 Principal Collections and Maturities of Securities Available for Sale         197,055        251,725        169,288
 Principal Collections and Maturities of Securities Held to Maturity                --             --         13,130
 Proceeds on Sales of Securities Available for Sale                             22,820        947,030        395,803
 Purchases of Securities Held to Maturity                                           --             --        (15,259)
 Purchases of Securities Available for Sale                                   (400,702)    (1,405,328)      (481,343)
 Loan Originations and Purchases Less Principal Collections                   (492,222)      (420,763)      (454,026)
 Purchases of Premises and Equipment                                           (11,657)       (10,069)        (7,299)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (684,706)      (637,405)      (379,706)
-----------------------------------------------------------------------------------------------------------------------
Financing Activities:
 Net Increase in Deposits                                                      388,971        665,042        468,371
 Net Increase (Decrease) in Short-Term Borrowings                              155,960       (201,928)      (255,144)
 Proceeds from Long-Term Debt                                                   26,000        475,380        194,000
 Payments and Maturities of Long-Term Debt                                    (134,121)      (209,218)       (53,440)
 Proceeds from Capital Securities                                                   --         39,238             --
 Issuance of Common Stock                                                        2,713          6,225          8,824
 Purchase of Treasury Stock                                                     (3,478)        (7,287)            --
 Cash Dividends on Common Stock                                                (15,232)       (12,648)        (8,505)
-----------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                      420,813        754,804        354,106
-----------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                18,036          5,633        (12,568)
 Cash and Cash Equivalents at Beginning of Year                                 74,563         68,930         81,498
-----------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                     $  92,599    $    74,563      $  68,930
-----------------------------------------------------------------------------------------------------------------------
Supplemental Disclosures
-----------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                     $ 135,681    $   111,775      $  71,711
Income Taxes Paid                                                               17,631         18,301         13,114
Stock Dividend                                                                  29,827         36,349         14,605
Loans Securitized and Converted to Securities Available for Sale               373,332             --             --
Transfer of Securities Held to Maturity to Securities Available for Sale            --             --         88,318

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Provident Bankshares Corporation and Subsidiaries

                                                                                 Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------
(in thousands)                                                            1999            1998           1997
-----------------------------------------------------------------------------------------------------------------
Net Income                                                              $  44,150     $  39,030     $   24,959
  Net Other Comprehensive Income:
    Net Unrealized Gain (Loss) on Debt Securities                         (49,428)        4,655          7,519
    Less: Reclassification Adjustment for Gains Included in Net Income        203         4,080          1,413
-----------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                         (49,631)          575          6,106
-----------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                             $  (5,481)    $  39,605     $   31,065
-----------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provident Bankshares Corporation and Subsidiaries

NOTE 1--Summary of Significant Accounting Policies

  Provident Bankshares Corporation ("the Corporation") offers a wide range of banking services through its wholly owned subsidiary, Provident Bank, and its subsidiaries ("the Bank"). Product offerings include deposit products, cash management services, commercial and consumer loans and personal investment products. These services are provided through a network of 83 offices and 159 ATMs located primarily in the greater Baltimore/Washington metropolitan area, northern Virginia and southern Pennsylvania.

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

Principles of Consolidation

  The Consolidated Financial Statements include the accounts of Provident Bankshares Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

  In preparation of financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Actual results could differ from these estimates.

Investment Securities

  Investment portfolios are to be divided among three categories: securities available for sale, and if applicable, securities held to maturity and trading account securities. Securities available for sale are securities the Corporation does not have the intent and ability to hold to maturity nor does it intend to trade actively as part of any trading account activity. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as net accumulated other comprehensive income (loss), which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from sales of securities available for sale are recognized by the specific identification method and are reported in non-interest income. Any securities that the Corporation has the intent and ability to hold to maturity would be included in securities held to maturity and, accordingly, carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method.

Loans and Allowance for Loan Losses

  Interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. It is the policy of management to place a loan in non-accrual status and discontinue the accrual of interest and reverse previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected or when it is 90 days past due unless the loan is well secured and in the process of collection. Consumer loans are not placed in non-accrual status but are generally charged-off at 120 days past due for installment loans and 180 days for revolving loans to conform to standard industry practice.

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

  The Corporation defers and amortizes certain loan fees and costs over the life of the loan using the interest method. Net amortization of these fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income. Unearned income on loans at December 31, 1999 and 1998 was not material with respect to the respective financial statements.

  The Corporation's allowance for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to maintain an allowance adequate to absorb potential losses on loans outstanding. The level of the allowance is based on an evaluation of the risk characteristics of the loan portfolio and considers such factors as past loan loss experience, the financial condition of the borrower, current economic conditions and other relevant factors.

  Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses. The adoption of SFAS No. 114/118 has not resulted in any additional provision for loan losses for the years ended December 31, 1999, 1998 and 1997, respectively.

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

  Prior service cost is amortized on a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. Annual contributions are made to the plan in an amount at least to equal the minimum requirements and no greater than the maximum allowed by regulatory authorities.

Statement of Cash Flows

  For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

NOTE 2--Restrictions on Cash and Due From Banks

  The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $27.2 million and $23.7 million during the years ended December 31, 1999 and 1998, respectively.

  In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 1999 and 1998, the Corporation maintained average compensating balances of approximately $11.1 million and $4.5 million, respectively. In addition, the Corporation paid fees totaling $556 thousand in 1999, $389 thousand in 1998 and $311 thousand in 1997 in lieu of maintaining compensating balances.

NOTE 3--Investment Securities

  The aggregate amortized cost and market values of the available for sale securities portfolio at December 31 were as follows:

                                                        1999                                              1998
-----------------------------------------------------------------------------------------------------------------------------------
                                                  Gross       Gross                                Gross        Gross
                                    Amortized   Unrealized  Unrealized    Market    Amortized    Unrealized   Unrealized   Market
(in thousands)                        Cost        Gains       Losses      Value       Cost         Gains       Losses      Value
===================================================================================================================================
Securities Available for Sale
U.S. Treasury and Government
 Agencies and Corporations         $   56,635    $   --     $   188    $   56,447  $   42,267    $     26     $   --     $   42,293
 Mortgage-Backed Securities         1,519,830     3,638      53,863     1,469,605     986,279       6,270        460        992,089
 Municipal Securities                  26,624       141         560        26,205      26,787         945         --         27,732
 Other Debt Securities                136,609       --       17,359       119,250     134,398       2,785        786        136,397
-----------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available
     for Sale                      $1,739,698    $3,779     $71,970    $1,671,507  $1,189,731    $ 10,026     $ 1,246    $1,198,511
-----------------------------------------------------------------------------------------------------------------------------------

  The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 1999 and 1998, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

                                                                      1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                          Amortized            Market         Amortized             Market
 (in thousands)                                             Cost               Value            Cost                Value
====================================================================================================================================
Securities Available for Sale
  In One Year or Less                                     $      775         $      776       $    5,153        $     5,182
  After One Year Through Five Years                           16,963             16,854            9,917             10,179
  After Five Years Through Ten Years                          12,721             12,463           14,120             14,743
  Over Ten Years                                             189,409            171,809          174,262            176,318
  Mortgage-Backed Securities                               1,519,830          1,469,605          986,279            992,089
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale                     $1,739,698         $1,671,507       $1,189,731        $1,1198,511
====================================================================================================================================

  Proceeds from sales of securities available for sale during 1999 were $22.8 million resulting in the realization of gross gains of $380 thousand and gross losses of $68 thousand on such sales. For 1998, sales of securities yielded proceeds of $947.0 million which resulted in gross realized gains of $7.4 million and gross losses of $.7 million. Securities sold in 1997 produced proceeds of $395.8 million resulting in gross gains of $3.4 million and gross losses of $1.1 million.

  At December 31, 1999, a net unrealized loss of $44.3 million on the securities portfolio was reflected as the net accumulated other comprehensive income in the Consolidated Statement of Condition. This compares to a net unrealized gain of $5.3 million at December 31, 1998.

  The aggregate book and estimated market values of investment securities by issuer which exceed ten percent of capital at December 31, 1999, are indicated below. All of these securities represent senior debt securities with AAA bond ratings.

                                                                   Estimated
                                                    Book             Market
          (in thousands)                            Value            Value
          ====================================================================
          Issuer:
          Mortgage-Backed Securities:
            Residential Funding Corporation       $38,879              $38,708
            Indy Mac, Inc.                         38,701               38,411
          ====================================================================

  Securities with a market value of $971.8 million and $789.7 million at December 31, 1999 and 1998, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 4--Allowance for Loan Losses

  A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:

               (in thousands)                                 1999            1998             1997
               ======================================================================================
               Balance at Beginning of the Year            $ 42,739        $36,861          $30,361
                 Provision for Loan Losses                   11,570         12,027            9,953
                 Allowance Related to Securitized Loans      (1,500)            --               --
                 Loans Charged-off                          (14,557)        (7,738)          (5,213)
                 Less: Recoveries of Loans
                    Previously Charged-off                    1,528          1,589            1,760
               --------------------------------------------------------------------------------------
                 Net Loans Charged-off                      (13,029)        (6,149)          (3,453)
               --------------------------------------------------------------------------------------
               Balance at End of the Year                  $ 39,780        $42,739          $36,861
               ======================================================================================

  At December 31, 1999, 1998 and 1997, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $21.3 million, $5.1 million and $2.9 million, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $1.6 million in 1999, $1.4 million in 1998 and $470 thousand in 1997 would have been recorded. Interest income of $1.0 million was recognized on these loans during 1999. The average recorded investment in impaired loans was approximately $7.5 million in 1999 and $6.8 million in 1998.

NOTE 5--Premises and Equipment

  Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of eleven branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.

          (in thousands)                                             1999       1998
               =====================================================================
               Land                                               $ 1,014    $ 1,014
               Buildings and Leasehold Improvements                23,491     22,869
               Furniture & Equipment                               50,910     42,308
               Property Held for Future Expansion                   7,184      7,184
               ---------------------------------------------------------------------
               Total Premises & Equipment                          82,599     73,375
               Less: Accumulated Depreciation and Amortization     38,322     32,916
               ---------------------------------------------------------------------
                  Net Premises and Equipment                      $44,277    $40,459
               =====================================================================

  Property held for future expansion represents real estate adjacent to the Corporation's headquarters building which is currently being used for employee and public parking. Following an assessment of occupancy requirements, management determined that this property would be necessary to meet the Corporation's growing office and parking requirements.

  In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. At December 31, 1999, the lease has three years remaining on the term. The remaining associated deferred gain of $778 thousand from the sale will be recognized in proportion to the gross rental expense incurred over the outstanding term of the lease. The associated lease payments and sublease rental income are included in the table on the following page.

  The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 1999.

                                 Real Property        Sublease     Equipment
          (in thousands)            Leases             Income        Leases       Total
          -------------------------------------------------------------------------------
          2000                     $ 7,622              $ 79          $428        $ 7,971
          2001                       6,903                56           278          7,125
          2002                       6,421                19           164          6,566
          2003                       3,800                 5           106          3,901
          2004                       2,360                --            15          2,375
          2005 and Thereafter        3,500                --            --          3,500
          -------------------------------------------------------------------------------
            Total                  $30,606              $159          $991        $31,438
          ===============================================================================

     Rental expense for premises and equipment was $7.7 million in 1999, $6.8 million in 1998 and $6.6 million in 1997.

NOTE 6--Mortgage Banking Activities

     The following is an analysis of mortgage loan servicing asset balance, net of accumulated amortization, during each of the respective years.

          (in thousands)                           1999           1998              1997
          --------------------------------------------------------------------------------
          Balance at Beginning of the Year       $  2,608        $  1,984          $ 2,155
          Additions                                13,573          15,767            1,785
          Amortization                               (137)           (355)            (359)
          Sales of Servicing Assets               (14,958)        (14,788)          (1,597)
          --------------------------------------------------------------------------------
          Balance at the End of the Year         $  1,086        $  2,608          $ 1,984
          ================================================================================

     At December 31, 1999, no valuation allowance was required on the servicing assets. Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $79 million and $181 million at December 31, 1999 and 1998, respectively.

NOTE 7--Short-Term Borrowings

     At December 31, short-term borrowings were as follows:

          (in thousands)                                           1999            1998
          -------------------------------------------------------------------------------
          Securities Sold Under Repurchase Agreements
           and Federal Funds Purchased                           $289,426        $143,367
          Other Short-Term Borrowings                              11,897           1,996
          -------------------------------------------------------------------------------
            Total                                                $301,323        $145,363
          ===============================================================================

     The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

          (dollars in thousands)                    1999          1998             1997
          -------------------------------------------------------------------------------
          Balance at December 31                   $289,426      $143,367        $345,430
          Average Balance During the Year           232,195       310,504         464,662
          Maximum Month-End Balance                 337,116       496,506         515,937
          Weighted Average Rate During the Year        5.22%         5.50%           5.68%
          Weighted Average Rate at December 31         4.97%         4.77%           5.72%
          -------------------------------------------------------------------------------

     Securities sold under repurchase agreements at December 31, 1999, are detailed below by due date:

                                                         Less than
(dollars in thousands)                  Overnight         30 days        30-90 days      Over 90 days    Demand     Total
----------------------------------------------------------------------------------------------------------------------------
 Mortgage-Backed Securities:
  Securities Sold:
   Carrying Value                       $      --        $     --         $ 59,938         $    --       $   --     $59,938
   Market Value                                --              --           55,973              --           --      55,973
  Repurchase Borrowings                        --              --           53,115              --           --      53,115
  Average Borrowing Interest Rate              --%             --%            5.68%             --%          --%       5.68%
----------------------------------------------------------------------------------------------------------------------------

NOTE 8--Long-Term Debt

     Long-term debt consisted of Federal Home Loan Bank Advances of $627.1 million and $735.2 million at December 31, 1999 and 1998, respectively. The principal maturities of long-term debt at December 31, 1999, are presented below.

         (in thousands)
         ----------------------------
         2000                $221,075
         2001                 115,000
         2002                 166,000
         2003                  51,555
         2004                  35,000
         After 2004            38,488
         ----------------------------
          Total              $627,118
         ============================

     The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2016. These advances are composed of $232.1 million fixed rate advances with an average interest rate of 6.37% and $395.0 million variable rate advances with an average rate of 6.15%. These advances are collateralized by investment securities and certain real estate loans with carrying values of $593.6 million and $151.8 million, respectively, at December 31, 1999.

NOTE 9--Corporation-Obligated Mandatorily Redeemable Capital Securities

     During the second quarter of 1998, the Corporation formed a new wholly owned statutory business trust, Provident Trust I (the "Trust"), which issued $40.0 million of 8.29% capital securities to outside third parties. The sole purpose of the Trust is to invest the proceeds in an equivalent amount of junior subordinated debt securities of the Corporation which bears the same interest rates as the capital securities. These subordinated debentures, which are the sole assets of the Trust, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of Bankshares. The Corporation fully and unconditionally guarantees the Trust's capital securities obligations. Additionally the Trust issued $1.5 million in common securities to the Corporation. For financial reporting purposes, the Trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements. The capital securities are presented net of issuance costs as a separate line item on the Consolidated Statement of Condition as corporation-obligated mandatorily redeemable capital securities. The capital securities are not included as a component of total stockholders' equity on the Consolidated Statement of Condition. The capital securities are, however, accorded Tier I capital status by the Federal Reserve. The treatment of the capital securities as Tier I capital in addition to the ability to deduct the expense of the subordinated debentures for income tax purposes provides the Corporation with a cost-effective method to raise capital. The proceeds of the capital securities were used for general corporate growth.

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

NOTE 10--Stockholders' Equity

     During 1999 and 1998, the Corporation declared five percent stock dividends for each year to the stockholders of record as of May 3, 1999 and April 27, 1998, respectively. The 1999 stock dividend was paid on May 14, 1999, resulting in the distribution of 1,216,219 common shares with a par value of $1.00 per share. Accordingly, $1.2 million and $28.6 million were transferred from retained earnings to common stock and capital surplus, respectively. The 1998 stock dividend was paid May 8, 1998 with the distribution of 1,165,433 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $1.2 million to common stock and $35.2 million to capital surplus from retained earnings. The cumulative impact of these stock dividends has been reflected in the restatement of earnings and dividends per share and stock option data in the financial statements and accompanying notes.

     Subsequent to December 31, 1997, the Corporation declared a two for one stock split. The split occurred after the dividend payment on February 13, 1998 for stockholders of record at the close of business on February 2, 1998. All earnings per share and common stock related information has been given retroactive effect to this transaction.

     During 1998, the Corporation approved a stock repurchase program for up to 5% of its outstanding stock. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 168,100 and 297,700 shares of common stock at a cost of $3.5 million and $7.3 million during 1999 and 1998, respectively.

     The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of
5.4 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant. As such, the Option Plan is classified as a fixed stock option plan. Accordingly, no compensation expense has been recognized from 1999 through 1997.

     The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Vesting in the majority of the options occurred immediately in 50% of the options granted with the remainder vesting in the subsequent year. A minority of options have vesting provisions which may be accelerated on the attainment of specific benchmarks related to the Corporation's performance. Beginning in 1998, options granted have a five year or a three year vesting schedule. Regardless of the vesting schedule all options vest immediately upon a change in control.

     The following table presents a summarization of the activity related to the options for the periods indicated:

                                                  1999                            1998                          1997
----------------------------------------------------------------------------------------------------------------------------------
                                         Common       Weighted Avg.      Common       Weighted Avg.     Common      Weighted Avg.
                                         Shares      Exercise Price      Shares      Exercise Price     Shares     Exercise Price
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, January 1,                1,822,709      $    12.93        1,877,918       $   8.55      2,495,634        $ 6.26
Granted                                  473,900           21.15          324,608          30.27        183,895         17.96
Exercised                               (172,271)           6.42         (367,748)          5.30       (794,503)         3.43
Canceled or Expired                      (12,075)          30.22          (12,069)         30.76         (7,108)        15.30
----------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,              2,112,263      $    15.20        1,822,709       $  12.93      1,877,918        $ 8.55
==================================================================================================================================
Options Exercisable at Year-end        1,219,404                        1,173,425                     1,404,012
Weighted Average Fair Value
 of Options Granted During the Year                   $      .66                        $    .37                       $ 2.57
Options Available for Granting
 under the Option Plan                   697,303                        1,159,825                       306,835
----------------------------------------------------------------------------------------------------------------------------------

     The table below provides information on the stock options outstandings at December 31, 1999.

                                               Options Outstanding                                    Options Exercisable
                               -------------------------------------------------------        -----------------------------------
                                                   Weighted           Weighted Average                                Weighted
Exercise Price                   Common            Average               Remaining              Common                Average
     Range                       Shares         Exercise Price        Contractual Life          Shares             Exercise Price
---------------------------------------------------------------------------------------------------------------------------------
$  .00 - $ 3.18                   73,476           $   .90                   2.1                 73,476               $   .90
  3.19 -   6.36                  318,399              3.79                   3.2                318,399                  3.79
  6.37 -   9.54                  306,787              8.30                   4.9                306,787                  8.30
  9.55 -  12.72                   80,337             10.77                   6.9                 80,337                 10.77
 12.73 -  15.90                  386,461             13.71                   6.2                136,443                 13.76
 15.91 -  19.08                  173,257             17.24                   7.4                142,753                 17.09
 19.09 -  22.26                  443,025             20.97                   9.7                 17,275                 20.29
 22.27 -  25.44                    8,969             23.15                   8.8                  6,469                 23.14
 25.45 -  28.62                   47,355             26.60                   8.8                 29,505                 26.88
 28.63 -  31.80                  274,197             30.58                   8.1                107,960                 30.54
---------------------------------------------------------------------------------------------------------------------------------
                               2,112,263           $ 15.20                   6.6              1,219,404               $ 11.15
=================================================================================================================================

     The weighted average fair value of all of the options granted during the period 1997 through 1999 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                        1999         1998         1997
          -----------------------------------------------------------------------------
          Dividend Yield                                14.45%       17.37%       38.47%
          Weighted Average Risk-free Interest Rate       6.39         4.59         5.72
          Weighted Average Expected Volatility          24.24        24.68        22.18
          Weighted Average Expected Life              7 years      7 years      7 years
          -----------------------------------------------------------------------------

     The provisions of SFAS No. 123, require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:

          (in thousands, except per share data)      1999        1998        1997
          ------------------------------------------------------------------------
          Net Income:
            As Reported                            $44,150     $39,030     $24,959
            Pro forma                               43,947      38,959      24,473
          Basic Earnings Per Share:
            As Reported                            $  1.73     $  1.52     $  1.00
            Pro forma                              $  1.72     $  1.52     $   .98
          Diluted Earnings Per Share:
            As Reported                            $  1.67     $  1.47     $   .96
            Pro forma                              $  1.67     $  1.46     $   .94
          ------------------------------------------------------------------------

     At the time of the Corporation's reorganization, a liquidation account was established by the Bank for the benefit of all eligible deposit account holders as of December 31, 1986 who maintain their accounts in the Bank subsequent to the reorganization. The liquidation account provides these deposit account holders with an interest in the retained earnings of the Bank prior to any distribution to stockholders in the sole event of a complete liquidation. The deposit account holders' interest in the liquidation account decreases as the related deposit account decreases and will never increase. The liquidation account does not restrict the use or application of stockholders' equity of the Bank except that the Bank may not declare or pay a cash dividend on, or repurchase any of its capital stock if, as the result of such dividend or repurchase, the Bank's stockholders' equity would be less than the amount then required for the liquidation account. At December 31, 1999, the balance of the liquidation account was $8.9 million.

NOTE 11--Off-Balance Sheet Risk

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

     Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $488.3 million and $574.0 million at December 31, 1999 and 1998, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.

     The Bank is obligated under various recourse provisions related to sales of residential mortgage loans. The maximum potential recourse obligation was $379.7 million and $8.6 million at December 31, 1999 and 1998, respectively. No losses have been incurred under these recourse provisions. Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $34.6 million in 1999 and $24.8 million in 1998. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     A judgment relating to a 1989 event was entered against Provident Bank of Maryland in April 1997 in the amount of $5.2 million, exclusive of post-judgment interest. This judgment, which Provident appealed, reversed an earlier court holding in favor of Provident. The judgment stemmed from a lawsuit alleging that the Bank had failed to fully honor a letter of credit. During the fourth quarter of 1998, the appellate court upheld the lower court decision. Payment was made in January, 1999. This payment, which was fully reserved, resulted in a charge-off, thereby reducing the allowance for loan losses.

Concentrations of Credit Risk

     Construction and mortgage loan receivables from real estate developers represent $278.2 million and $283.0 million of the total loan portfolio at December 31, 1999 and 1998, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.

     The Corporation's investment portfolio contains mortgage-backed securities amounting to $1.47 billion and $992.1 million at December 31, 1999 and 1998, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.

Interest Rate Risk

     The Bank enters into agreements for the delivery of securitized mortgage pools or for the purchases of consumer loan portfolios at a future date at a specified price or yield. Movements in interest rates impose basis and interest rate risk on the Bank between the dates of commitment and the dates of settlement. Forward contracts aggregated $32.3 million and $276.4 million at December 31, 1999 and 1998, respectively.

     The Bank enters into various derivative financial instruments to manage its interest rate risk exposure (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $8.1 million at December 31, 1999 and $4.7 million at December 31, 1998.

     Notional amounts of interest rate swaps and interest rate floor/cap/corridor arrangements are detailed below by amounts outstanding, average interest rates/fees and market values at December 31, 1999 and 1998.

                        Notional    Maturity        Average Interest Rate/Fee         Market
                                              ------------------------------------
(dollars in thousands)   Amount       Date         Paid            Received           Value
-----------------------------------------------------------------------------------------------
1999
Interest Rate Swaps:
                        $ 9,000       2000        7.19%      3 month LIBOR (6.00%)     $(50)
                         19,000       2001        6.07%      3 month LIBOR (6.18%)      135
                          7,600       2001        5.17%      3 month LIBOR (6.17%)      203
                         26,000       2001        6.32%      3 month LIBOR (6.17%)      121
                         16,000       2001        5.08%      3 month LIBOR (6.18%)      457
                         20,000       2001        6.35%      3 month LIBOR (6.07%)       99
                         20,000       2002        6.46%      3 month LIBOR (6.17%)       87
                         13,000       2002        6.58%      3 month LIBOR (6.07%)       51
                         30,000       2002        6.42%      3 month LIBOR (6.12%)      234

                          Notional       Maturity                     Average Interest Rate/Fee                     Market
                                                       ------------------------------------------------------
(dollars in thousands)     Amount          Date                  Paid                       Received                Value
-----------------------------------------------------------------------------------------------------------------------------
                         $10,000          2002                   6.29%               10 year Treasury (6.21%)     $   854
                          18,750          2002            3 month LIBOR (6.97%)                5.69%                 (402)
                          36,458          2002         10 year Treasury (7.11%)                5.57%                  (99)
                          36,458          2002         10 year Treasury (6.96%)                5.61%                 (159)
                          36,458          2002         10 year Treasury (7.11%)                5.75%                   (1)
                          36,458          2002         10 year Treasury (7.00%)                5.60%                 (134)
                          36,458          2002         10 year Treasury (6.97%)                5.67%                  (34)
                          36,458          2002         10 year Treasury (6.91%)                5.59%                  (89)
                          36,458          2002         10 year Treasury (6.82%)                5.70%                  (67)
                          36,458          2002         10 year Treasury (6.88%)                5.72%                 (414)
                          18,750          2002         10 year Treasury (6.93%)                5.79%                  (20)
                          18,750          2002         10 year Treasury (7.11%)                5.67%                  (56)
                          10,000          2003                   6.57%                  3 month LIBOR (6.17%)          57
                          10,000          2003            3 month LIBOR (5.99%)                6.00%                 (252)
                          10,000          2003         10 year Treasury (6.01%)                6.00%                 (113)
                          17,917          2003         10 year Treasury (6.40%)                5.49%                 (307)
                          23,250          2003         10 year Treasury (6.41%)                5.06%                 (386)
                          13,600          2003         10 year Treasury (6.80%)                5.75%                   91
                          13,600          2003         10 year Treasury (6.36%)                4.84%                  (37)
                          30,000          2004                   5.22%                  3 month LIBOR (6.21%)       1,788
                           9,000          2004                   6.16%                  3 month LIBOR (6.18%)         111
                          30,000          2004                   6.49%                  3 month LIBOR (6.10%)         409
                          10,000          2004                   6.46%                  3 month LIBOR (6.21%)         159
                          20,000          2004                   5.26%                  3 month LIBOR (6.07%)         168
                          30,000          2004                   6.48%                  3 month LIBOR (6.12%)         461
                          30,000          2004                   5.19%               10 year Treasury (6.21%)       2,323
                          15,833          2004                   5.81%               10 year Treasury (6.00%)         308
                          16,333          2004            3 month LIBOR (6.08%)                5.10%                 (532)
                          19,667          2004            3 month LIBOR (6.41%)                5.55%                 (484)
                          15,000          2004            3 month LIBOR (6.02%)                6.00%                 (561)
                          10,000          2004            3 month LIBOR (5.40%)                6.25%                 (288)
                           7,639          2004            3 month LIBOR (6.31%)                5.60%                 (172)
                          10,000          2004            3 month LIBOR (6.07%)                6.50%                 (345)
                          11,667          2004            3 month LIBOR (6.31%)                5.52%                 (367)
                          14,250          2004            3 month LIBOR (6.16%)                5.50%                 (454)
                          16,625          2004            3 month LIBOR (6.40%)                4.98%                 (742)
                          12,000          2004            3 month LIBOR (5.98%)                6.00%                 (481)
                          16,333          2004         10 year Treasury (6.40%)                5.00%                  (77)
                          15,000          2004         10 year Treasury (6.41%)                4.99%                  256
                          28,050          2004         10 year Treasury (6.24%)                5.15%                  103
                          43,333          2004         10 year Treasury (6.30%)                5.62%                 (578)
                          32,465          2004         10 year Treasury (6.14%)                5.61%                 (925)
                          10,000          2004         10 year Treasury (6.05%)                5.50%                 (402)
                          19,097          2004         10 year Treasury (6.39%)                5.57%                 (451)
                          19,444          2004         10 year Treasury (6.15%)                5.56%                 (456)

                        Notional      Maturity                        Average Interest Rate/Fee                     Market
                                                     --------------------------------------------------------
(dollars in thousands)   Amount         Date                  Paid                           Received               Value
----------------------------------------------------------------------------------------------------------------------------
                       $27,222           2004        10 year Treasury (6.11%)                  5.58%              $  (630)
                        19,444           2004        10 year Treasury (6.25%)                  5.56%                 (460)
                        25,000           2004        10 year Treasury (5.95%)                  7.00%                 (179)
                        28,500           2004        10 year Treasury (6.18%)                  5.55%                 (848)
                         7,917           2004        10 year Treasury (6.24%)                  5.52%                 (250)
                        10,000           2004        10 year Treasury (6.08%)                  6.00%                 (240)
                        12,667           2004        10 year Treasury (6.41%)                  5.26%                 (488)
                        25,000           2005                 6.48%                     3 month LIBOR (6.12%)         418
                        15,000           2005                 6.65%                  10 year Treasury (6.17%)         767
                        30,000           2005                 6.49%                  10 year Treasury (6.12%)         488
                        45,000           2005           3 month LIBOR (6.19%)                  6.41%                 (357)
                        15,000           2005           3 month LIBOR (5.39%)                  7.00%                 (100)
                        12,762           2005           3 month LIBOR (6.39%)                  5.58%                 (405)
                        45,000           2005        10 year Treasury (6.80%)                  5.75%                  (99)
                        10,000           2005        10 year Treasury (6.07%)                  7.00%                 (273)
                        10,692           2005        10 year Treasury (6.43%)                  5.53%                 (347)
                        10,000           2006                 6.60%                     3 month LIBOR (6.20%)         187
                        15,000           2006           3 month LIBOR (5.99%)                  7.00%                 (279)
                        10,000           2009                 6.52%                     3 month LIBOR (6.22%)         399
                        10,000           2009           3 month LIBOR (6.00%)                  7.00%                 (332)
                        10,000           2009           3 month LIBOR (6.05%)                  7.00%                 (438)
                        10,000           2009           3 month LIBOR (6.05%)                  7.20%                 (226)
                        10,000           2009           3 month LIBOR (5.93%)                  7.20%                 (223)
                        10,000           2009           3 month LIBOR (6.06%)                  7.30%                 (265)
                        10,000           2009           3 month LIBOR (6.03%)                  7.50%                 (245)
                        40,000           2028           3 month LIBOR (7.04%)                  8.29%               (1,053)

Interest Rate Cap Arrangements:
                       $17,917           2003                 $ 18                        10 year CMT (7.25%)     $   105
                        23,250           2003                  152                        10 year CMT (5.40%)         600
                        32,465           2004                   48                        10 year CMT (7.50%)         236
                         7,639           2004                   25                        10 year CMT (7.00%)          80
                        19,097           2004                   46                        10 year CMT (7.00%)         201
                        19,444           2004                   58                        10 year CMT (6.75%)         246
                        27,222           2004                   86                        10 year CMT (6.75%)         346
                        19,444           2004                   81                        10 year CMT (6.50%)         297
                        11,667           2004                   84                        10 year CMT (6.00%)         264
                        14,250           2004                  104                        10 year CMT (6.09%)         315
                        14,250           2004                   43                        10 year CMT (7.09%)         153
                         7,917           2004                   18                        10 year CMT (7.09%)          85
                        14,250           2004                  100                        10 year CMT (6.09%)         316
                        12,667           2004                  113                        10 year CMT (5.57%)         377
                        16,625           2004                  180                        10 year CMT (5.29%)         583
                        10,688           2005                   23                        10 year CMT (7.43%)         110
                        12,762           2005                   29                        10 year CMT (7.46%)         133

                         Notional       Maturity                          Average Interest Rate/Fee                  Market
                                                       ---------------------------------------------------------
(dollars in thousands)    Amount          Date                 Paid                         Received                  Value
-----------------------------------------------------------------------------------------------------------------------------
Interest Rate Floor Arrangements:
                        $21,000           2005                $ 325              10 year Treasury Notes (6.19%),      $  50
                                                                                      Strike Price of 6.69%
                         45,000           2005                  845              10 year Treasury Notes (6.17%),         92
                                                                                      Strike Price of 6.67%
                         45,000           2006                  858              10 year Treasury Notes (6.17%),        101
                                                                                      Strike Price of 6.66%
1998
Interest Rate Swaps:
                        $10,000           1999         3 month LIBOR (5.52%)                  6.00%                 $     2
                         10,000           1999         3 month LIBOR (5.53%)                  6.10%                       3
                         10,000           1999         3 month LIBOR (5.51%)                  6.00%                      14
                         10,000           1999         3 month LIBOR (5.38%)                  6.05%                      19
                         10,000           1999         3 month LIBOR (5.72%)                  6.00%                      23
                         15,000           2000                 7.08%                   3 month LIBOR (5.28%)           (372)
                          9,000           2000                 7.19%                   3 month LIBOR (5.31%)           (283)
                         15,000           2001                 5.73%                   3 month LIBOR (5.22%)           (212)
                         16,000           2001                 5.08%                   3 month LIBOR (5.35%)             60
                          7,600           2001                 5.17%                   3 month LIBOR (5.34%)              9
                          8,000           2002                 5.73%                   3 month LIBOR (5.22%)           (139)
                         50,000           2002           10 year CMS (5.34%)                  5.57%                     244
                         50,000           2002           10 year CMS (5.34%)                  5.59%                     275
                         50,000           2002           10 year CMS (5.34%)                  5.60%                     358
                         50,000           2002           10 year CMS (5.34%)                  5.58%                     272
                         50,000           2002           10 year CMS (5.47%)                  5.67%                     304
                         50,000           2002           10 year CMS (5.46%)                  5.70%                     262
                         50,000           2002           10 year CMS (5.45%)                  5.72%                     348
                         50,000           2002           10 year CMS (5.75%)                  5.68%                     354
                         25,000           2002           10 year CMS (5.56%)                  5.79%                     197
                         25,000           2002           10 year CMS (5.47%)                  5.67%                     155
                         25,000           2002           10 year CMS (5.48%)                  5.69%                     164
                         15,000           2003                 5.75%                   3 month LIBOR (5.22%)           (354)
                         22,917           2003           10 year CMT (4.85%)                  5.49%                     330
                         29,450           2003           10 year CMT (4.81%)                  5.06%                     (61)
                         17,000           2003           10 year CMS (5.51%)                  5.75%                     164
                         17,000           2003           10 year CMT (4.55%)                  4.84%                      62
                         19,167           2004                 5.81%                   3 month LIBOR (5.37%)           (314)
                         39,549           2004           10 year CMT (4.53%)                  5.61%                     821
                          9,306           2004           10 year CMT (4.58%)                  5.60%                     189
                         23,264           2004           10 year CMT (4.81%)                  5.57%                     445
                         19,167           2004                 5.81%                   3 month LIBOR (5.22%)           (342)
                         23,611           2004           10 year CMT (4.60%)                  5.56%                     456
                         33,056           2004           10 year CMT (4.61%)                  5.58%                     651
                         23,611           2004           10 year CMT (4.62%)                  5.56%                     382

                         Notional       Maturity                        Average Interest Rate/Fee                    Market
                                                       ------------------------------------------------------
(dollars in thousands)    Amount          Date                 Paid                Received                          Value
----------------------------------------------------------------------------------------------------------------------------
                       $ 14,167           2004           10 year CMT (4.45%)              5.52%                       $ 141
                         34,500           2004           10 year CMT (4.74%)              5.55%                         375
                          9,583           2004           10 year CMT (4.59%)              5.52%                          96
                         17,250           2004           10 year CMT (4.62%)              5.50%                         162
                         15,333           2004           10 year CMT (4.81%)              5.26%                          33
                         20,124           2004           10 year CMT (4.86%)              4.98%                        (120)
                         23,214           2005                 5.79%               3 month LIBOR (5.28%)               (388)
                         23,214           2005                 5.79%               3 month LIBOR (5.28%)               (388)
                         23,214           2005                 5.77%               3 month LIBOR (5.31%)               (370)
                         46,429           2005                 5.76%               3 month LIBOR (5.28%)               (808)
                         12,602           2005           10 year CMT (4.67%)              5.53%                         255
                         15,048           2005           10 year CMT (4.70%)              5.58%                         334
Interest Rate Cap Arrangements:
                       $ 22,917           2003                $  22                   10 year CMT (7.25%)             $  36
                         29,450           2003                  218                   10 year CMT (5.40%)               224
                         39,549           2004                   59                   10 year CMT (7.50%)                80
                          9,306           2004                   29                   10 year CMT (7.00%)                27
                         23,264           2004                   57                   10 year CMT (7.00%)                68
                         23,611           2004                   70                   10 year CMT (6.75%)                83
                         33,056           2004                  105                   10 year CMT (6.75%)               117
                         23,611           2004                  100                   10 year CMT (6.50%)               101
                         14,167           2004                  102                   10 year CMT (6.00%)                91
                         17,250           2004                  127                   10 year CMT (6.09%)               107
                         17,250           2004                   52                   10 year CMT (7.09%)                52
                          9,583           2004                   22                   10 year CMT (7.09%)                29
                         17,250           2004                  121                   10 year CMT (6.09%)               108
                         15,333           2004                  137                   10 year CMT (5.57%)               137
                         20,125           2004                  192                   10 year CMT (5.29%)               225
                         12,602           2005                   27                   10 year CMT ((.43%)                38
                         15,048           2005                   34                   10 year CMT (7.46%)                46
Interest Rate Corridor Arrangements:
                       $100,000           1999                $  31                3 month LIBOR (5.22%)*6.63%,       $  --
                                                                                         capped at 8.63%
Interest Rate Floor Arrangements:
                       $100,000           1999                $  --                4 year Treasury Notes (4.70%),     $  --
                                                                                        Strike Price of 6.8%
--------------------------------------------------------------------------------------------------------------------------------

CMS--Constant Maturity Swap
CMT--Constant Maturity Treasury
LIBOR--London Interbank Offered Rate

* - more than

  For the year ended December 31, 1999, $9.0 million of the interest rate swaps hedged the exposure of the securities available for sale to declining market values as a result of increasing interest rates. Additionally, remaining swaps of $436.4 million, $40.0 million and $1.1 billion were utilized to hedge the interest rate risk inherent in short-term borrowings, capital securities and brokered certificates of deposit, respectively. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.

  The following is an analysis of the activity with regards to interest rate swaps and interest rate floor/cap/corridor arrangements for the years ended December 31, 1999, 1998 and 1997, respectively.

                                                         Notional Amount
                                         --------------------------------------------------
                                                                            Interest Rate
                                            Interest Rate                 Floor/Cap/Corridor
          (in thousands)                        Swaps                        Arrangements
          =================================================================================
          Balance, December 31, 1996         $  312,578                      $ 450,000
          New Contracts                         748,500                             --
          Expired Contracts                     (72,759)                      (200,000)
          Terminated Contracts                 (524,667)                            --
          ---------------------------------------------------------------------------------
          Balance, December 31, 1997            463,652                        250,000
          New Contracts                       1,718,800                        343,372
          Expired Contracts                    (147,723)                       (50,000)
          Terminated Contracts                 (892,353)                            --
          ---------------------------------------------------------------------------------
          Balance, December 31, 1998          1,142,376                        543,372
          New Contracts                       1,310,000                        141,000
          Expired Contracts                     (91,818)                      (291,818)
          Terminated Contracts                 (777,737)                            --
          ---------------------------------------------------------------------------------
          Balance, December 31, 1999         $1,582,821                      $ 392,554
          =================================================================================

  At December 31, 1999, the Corporation had deferred gains of $3.6 million and deferred losses of $1.9 million related to terminated contracts. These deferred gains and losses will be amortized over 4.2 and 3.6 years, respectively. The Corporation had deferred gains of $2.8 million and deferred losses of $2.3 million related to terminated contracts which were amortized as a yield adjustment over 1.4 and 2.5 years, respectively, at December 31, 1998.

  The notional maturities of the interest rate swaps and interest rate floor/cap arrangements at December 31, 1999, are presented below.

                                                                  Notional Amount
                                                       ------------------------------------------
                                                       Interest Rate            Floor/ Cap
          (in thousands)                                  Swaps                Arrangements
          =======================================================================================
          2000                                       $    9,000                  $     --
          2001                                           88,600                        --
          2002                                          420,917                        --
          2003                                           98,367                    41,167
          2004                                          622,487                   216,937
          2005                                          208,450                    89,450
          2006                                           25,000                    45,000
          2007                                               --                        --
          2008                                               --                        --
          2009                                           70,000                        --
          2028                                           40,000                        --
          ---------------------------------------------------------------------------------------
            Total                                    $1,582,821                  $392,554
          =======================================================================================

NOTE 12--Other Non-Interest Income and Expense

  The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:


          (in thousands)                                                 1999     1998     1997
          =======================================================================================
          Other Non-Interest Income:
            Other Loan Fees                                           $ 3,355  $ 5,104  $ 2,147
            Other Non-Interest Income                                   8,275    5,937    4,543
          ---------------------------------------------------------------------------------------
          Total Other Non-Interest Income                             $11,630  $11,041  $ 6,690
          =======================================================================================
          Other Non-Interest Expense:
            Advertising and Promotion                                 $ 6,806  $ 7,171  $ 5,678
            Communication and Postage                                   5,231    4,376    3,693
            Printing and Supplies                                       2,463    2,502    2,277
            Regulatory Fees                                             1,120      939    1,016
            Professional Services                                       2,706    2,413    2,762
            Other Non-Interest Expense                                  9,500    9,027    8,537
          ---------------------------------------------------------------------------------------
          Total Other Non-Interest Expense                            $27,826  $26,428  $23,963
          =======================================================================================

NOTE 13--Income Taxes

  The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.


(in thousands)                                                       1999      1998      1997
          =======================================================================================
          Current Income Tax Expense (Benefit):
                      Federal                                      $18,803   $22,422   $19,121
                      State                                           (437)     (110)     (354)
         -----------------------------------------------------------------------------------------
                        Total Current                               18,366    22,312    18,767
                    Deferred Income Tax Expense (Benefit)            2,833    (2,941)   (5,139)
         ------------------------------------------------------------------------------------------
                    Total Income Tax Expense                       $21,199   $19,371   $13,628
          =======================================================================================

  Tax expense associated with investment securities gains was $109 thousand in 1999, $2.7 million in 1998 and $927 thousand in 1997.

  The primary sources of temporary differences that give rise to significant portions o f the deferred tax asset and liability at December 31, 1999 and 1998, are presented below.


                                                                             Deferred    Deferred
          (in thousands)                                                      Assets    Liabilities
          ==========================================================================================
          1999:
          Loan Loss Reserve Recapture                                        $    --      $ 8,843
          Reserve for Loan Loss                                               13,923           --
          Write-down of Property Held for Sale                                 1,452           --
          Employee Benefits                                                    2,656           --
          Deferred Gain on Sale/Leaseback                                        272           --
          Deferred State Tax Receivable                                        5,576           --
          Depreciation                                                            --        2,021
          Deferred Federal Tax Liability for State Receivable                     --        1,952
          Deferred Tax Benefit on Unrealized
           Losses in Debt Securities                                          23,867           --
          Leasing Activities                                                     536           --
          Mortgage Servicing Rights                                               --          181
          Capitalized Real Estate Owned Costs                                    383           --
          REIT Dividend Deferred                                                  --        4,613
          All Other                                                            1,145        2,384
          ------------------------------------------------------------------------------------------
            Total                                                            $49,810      $19,994
          ==========================================================================================

          1998:
          Loan Loss Reserve Recapture                                        $    --      $ 9,411
          Reserve for Loan Loss                                               14,959           --
          Write-down of Property Held for Sale                                 1,453           --
          Employee Benefits                                                    2,868           --
          Deferred Gain on Sale/Leaseback                                        359           --
          Deferred State Tax Receivable                                        4,800           --
          Depreciation                                                            --          837
          Deferred Federal Tax Liability for State Receivable                     --        1,680
          Deferred Tax Liability on Unrealized
           Gains in Debt Securities                                               --        3,448
          Mortgage Servicing Rights                                               --          596
          Capitalized Real Estate Owned Costs                                    384           --
          Deferred Loan Fees                                                      --        1,434
          All Other                                                              615        2,698
          ------------------------------------------------------------------------------------------
            Total                                                            $25,438      $20,104
          ==========================================================================================

  At December 31, 1999 the Corporation had a valuation allowance of $2.1 million with respect to deferred tax assets. No valuation allowance was required in 1998.

  The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                                                 1999         1998       1997
=============================================================================================
          Statutory Federal Income Tax Rate                       35.0%        35.0%      35.0%
          Increases (Decreases) in Tax Rate
            Resulting From:
             State and Local Income Taxes,
              Net of Federal Income Tax Benefit                    (.7)         (.8)        --
            Tax Benefit of State Refund Claim                      (.7)          --         --
            Tax-Advantaged Income                                 (1.1)        (1.2)      (1.6)
            Disallowed Interest Expense                             .2           .2         --
            Employee Benefits                                      (.2)         (.1)       (.4)
            Non-Deductible Merger Expenses                          --           --        2.3
            Credit for Community Development
              Corporation Contribution                              --          (.2)        --
            Other                                                  (.1)          .3         --
          --------------------------------------------------------------------------------------
          Total Combined Effective Tax Rate                       32.4%        33.2%      35.3%
          ======================================================================================

NOTE 14--Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. All prior period data has also been restated to provide for the effects of the stock dividends issued in 1998 and 1999, and the 2 for 1 stock split in February 1998.

 The following table presents a summary of per share data and amounts for the periods indicated:

                    (dollars in thousands, except per share data)     1999     1998     1997
                    ============================================================================
                    Qualifying Net Income                             $44,150  $39,030  $24,959
                    Basic EPS Shares                                   25,534   25,605   25,046
                    Basic EPS                                         $  1.73  $  1.52  $  1.00
                    Dilutive Shares                                       847    1,016      906
                    Diluted EPS Shares                                 26,381   26,621   25,952
                    Diluted EPS                                       $  1.67  $  1.47  $   .96
                    ----------------------------------------------------------------------------

NOTE 15--Other Comprehensive Income

  Comprehensive income is defined as net income plus transactions and other occurrences which are the result of non-owner changes in equity. For financial statements presented for the Corporation, the only non-owner equity change is comprised of unrealized gains or losses on available for sale debt securities that will be accumulated with net income from operations. This does not have an impact on the Corporation's results of operations. Below are the components of Other Comprehensive Income and the related tax effects allocated to each component:

                                                                          Year Ended December 31,
          ------------------------------------------------------------------------------------------------
          (in thousands)                                                 1999        1998       1997
          ================================================================================================
          Unrealized Holding Gains (Losses)
           Arising During the Year                                    $(76,659)     $7,700     $12,411
          Tax Expense (Benefit) Attributable to Unrealized
           Holding Gains (Losses) Arising During the Year              (27,231)      3,045       4,892
          ------------------------------------------------------------------------------------------------
          Net Unrealized Holding Gains (Losses)                        (49,428)      4,655       7,519
          Less: Reclassification Adjustment
           Gains Realized in Net Income                                    312       6,749       2,337
            Tax Expense on Realized Gains
             Included in Net Income                                        109       2,669         924
          ------------------------------------------------------------------------------------------------
          Net Reclassification Adjustment                                  203       4,080       1,413
          ------------------------------------------------------------------------------------------------
          Other Comprehensive Income (Loss)                           $(49,631)     $  575     $ 6,106
          ================================================================================================

NOTE 16--Employee Benefit Plans

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

Postretirement Benefits

  In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach retirement age may become eligible for these benefits, generally contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 1999 and 1998, this plan is unfunded.

The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.

                                                                                 Pension Plan            Postretirement Benefits
     -----------------------------------------------------------------------------------------------------------------------------
     (in thousands)                                                             1999            1998         1999           1998
     =============================================================================================================================
     Actuarial Present Value of Accumulated
       Benefit Obligation                                                    $23,098         $25,518      $ 1,216        $ 1,363
     -----------------------------------------------------------------------------------------------------------------------------
     Projected Benefit Obligation at January 1,                              $26,614         $21,965      $ 1,363        $ 1,060
     Service Cost                                                                976             840          114             72
     Interest Cost                                                             1,740           1,771           85             88
     Benefit Payments                                                         (1,323)         (1,907)         (88)          (111)
     Actuarial Loss (Gain)                                                    (4,373)          3,945         (258)           254
     -----------------------------------------------------------------------------------------------------------------------------
     Projected Benefit Obligation at December 31,                            $23,634         $26,614      $ 1,216        $ 1,363
     =============================================================================================================================

     (in thousands)                                                             1999            1998         1999           1998
     =============================================================================================================================
     Plan Assets Fair Value at January 1,                                    $30,434         $26,826      $    --        $    --
     Employer Contributions                                                       --              --           --             --
     Benefit Payments                                                         (1,323)         (1,907)          --             --
     Actual Return on Plan Assets                                              1,117           5,515           --             --
     -----------------------------------------------------------------------------------------------------------------------------
     Plan Assets Fair Market Value at December 31,                           $30,228         $30,434      $    --        $    --
     =============================================================================================================================

     (in thousands)                                                             1999            1998         1999           1998
     =============================================================================================================================
     Plan Assets in Excess of (Less Than)
       Projected Benefit Obligation                                          $ 6,594         $ 3,820      $(1,216)       $(1,363)
     Unrecognized Net Gain from Past
       Experience Different from that Assumed                                 (4,914)         (2,440)        (373)          (127)
     Unrecognized Prior Service Cost                                          (1,401)         (1,596)          76             83
     Unrecognized Net Obligation (Asset)
       Arising at Transition at January 1,                                      (424)           (560)         702            757
     -----------------------------------------------------------------------------------------------------------------------------
     Accrued Pension Cost Included
       in Other Liabilities                                                  $  (145)        $  (776)     $  (811)       $  (650)
     =============================================================================================================================

The actuarially estimated net benefit cost for the year ended December 31 includes the following components:

     (in thousands)                                                             1999            1998         1999           1998
     =============================================================================================================================
     Service Cost--Benefits Earned During the Year                           $   976         $   840      $   114        $    72
     Interest Cost on Projected Benefit Obligation                             1,740           1,771           85             88
     Expected Return on Plan Assets                                           (2,977)         (2,599)          --             --
     Net Amortization and Deferral of Loss (Gain)                               (370)           (331)          50             50
     -----------------------------------------------------------------------------------------------------------------------------
     Net Pension Cost (Benefit) Included
      in Employee Benefit Expense                                            $  (631)        $  (319)       $ 249        $   210
     =============================================================================================================================

The Corporation revises the rates applied in the determination on the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

                                                                           Pension Plan        Postretirement Benefits
          --------------------------------------------------------------------------------------------------------------
                                                                        1999           1998         1999      1998
          ==============================================================================================================
          Rates Used in Determining Actuarial Present
           Value of Projected Benefit Obligation:
            Weighted Average Discount Rate                               8.0%           7.0%         8.0%      7.0%
            Expected Rate of Increase in Future Compensation             4.0            4.0
          Expected Long-Term Rate of Return on Plan Assets              10.0           10.0
          ==============================================================================================================

     The contribution to the Corporation's postretirement benefit plan has been capped at a growth rate of 4% in 1999 and 1998 and is expected to remain at that level in the future.

     The assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

          (in thousands)                                                         1% Increase    1% Decrease
          --------------------------------------------------------------------------------------------------------------
          Effect on Total of Service and Interest Cost Components                      $ 25         $(21)
          Effect on Postretirement Benefit Obligation                                   103          (88)

Retirement Savings Plan

     The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. Under provisions of the plan, the maximum contribution is 75% of an employee's contribution up to 4.5% of the individual's salary. Contributions to this plan amounted to $1.3 million, $1.3 million and $1.1 million for the years ended December 31, 1999, 1998 and 1997, respectively.

NOTE 17--Regulatory Capital

     The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its capital securities (see Note 9), common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 1999 and 1998, the Corporation exceeded all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it could result in regulatory actions which could have a material impact on the Corporation.

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

                                                          December 31,
          ------------------------------------------------------------------
          (dollars in thousands)                      1999             1998
          ==================================================================
          Qualifying Capital
          Tier 1 Capital                          $ 358,771       $ 330,461
          Total Capital                             398,551         368,000
          Risk-Weighted Assets                    3,907,332       3,586,808
          Quarterly Average Assets                5,056,385       4,688,197

          Ratios

          Leverage Capital                             7.10%           7.05%
          Tier 1 Capital                               9.18            9.21
          Total Capital                               10.20           10.26


NOTE 18--Fair Value of Financial Instruments

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

     The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                                         1999                      1998
----------------------------------------------------------------------------------------------------------------
                                                                Carrying      Fair        Carrying      Fair
(in thousands)                                                    Amount      Value         Amount      Value
----------------------------------------------------------------------------------------------------------------
Assets:
  Cash and Due From Banks                                     $   90,840  $   90,840   $   74,365  $   74,365
  Short-Term Investments                                           1,759       1,759          198         198
  Mortgage Loans Held for Sale                                    30,535      30,513      224,707     225,860
  Securities Available for Sale                                1,671,507   1,671,507    1,198,511   1,198,511
  Loans, Net of Allowance                                      3,144,339   3,089,716    3,057,472   3,147,070
Liabilities:
  Deposits                                                    $3,808,528  $3,685,790   $3,419,557  $3,434,359
  Short-Term Borrowings                                          301,323     301,430      145,363     145,559
  Long-Term Debt                                                 627,118     621,575      735,239     745,435
Recognized Derivative Financial Instruments:
  Interest Rate Floors                                        $    2,028  $      243   $       --  $       --
  Interest Rate Corridors                                             --          --           31          --
  Interest Rate Caps                                               1,208       4,447        1,474       1,569
Unrecognized Derivative Financial Instruments:
  Interest Rate Swaps                                         $       --  $   (6,938)  $       --  $    3,808
  Commitments to Extend Credit                                        --          --           --          --
================================================================================================================

     These fair value disclosures are made solely to comply with the requirements of SFAS No. 107. The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 1999 and 1998. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

NOTE 19--Parent Company Financial Information

  The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

          Statement of Income

                                                                                                   Year Ended December 31,
          --------------------------------------------------------------------------------------------------------------------
          (in thousands)                                                                         1999         1998      1997
          ====================================================================================================================
          Interest Income From Bank Subsidiary                                                    $    34   $   242   $   225
          Dividend Income From Subsidiaries                                                        20,242    13,951     8,460
          --------------------------------------------------------------------------------------------------------------------
            Total Income                                                                           20,276    14,193     8,685
          --------------------------------------------------------------------------------------------------------------------
          Operating Expenses                                                                        4,105     2,901     2,863
          --------------------------------------------------------------------------------------------------------------------
          Income Before Income Taxes and Equity
           in Undistributed Income of Subsidiaries                                                 16,171    11,292     5,822
          Income Tax Benefit                                                                       (1,277)   (1,038)      (43)
          --------------------------------------------------------------------------------------------------------------------
                                                                                                   17,448    12,330     5,865
          Equity in Undistributed Income of Subsidiaries                                           26,702    26,700    19,094
          --------------------------------------------------------------------------------------------------------------------
          Net Income                                                                              $44,150   $39,030   $24,959
          ====================================================================================================================

          Statement of Condition

                                                                                                December 31,
          ---------------------------------------------------------------------------------------------------------
          (in thousands)                                                                  1999                1998
          =========================================================================================================
          ASSETS
          Interest Bearing Deposit with Bank Subsidiary                                  $    219         $    900
          Investment in Bank Subsidiary                                                   313,555          336,485
          Other Assets                                                                      2,000              682
          ---------------------------------------------------------------------------------------------------------
            Total Assets                                                                 $315,774         $338,067
          =========================================================================================================

          LIABILITIES
          Other Liabilities                                                              $    775         $  1,514
          ---------------------------------------------------------------------------------------------------------
            Total Liabilities                                                                 775            1,514
          ---------------------------------------------------------------------------------------------------------
          Corporation-Obligated Mandatorily Redeemable Capital Securities                  40,400           40,476
          ---------------------------------------------------------------------------------------------------------

          STOCKHOLDERS' EQUITY
          Common Stock                                                                     26,226           24,811
          Capital Surplus                                                                 203,364          172,239
          Retained Earnings                                                               102,587          103,496
          Net Accumulated Other Comprehensive Income of Bank Subsidiary                   (44,323)           5,308
          Treasury Stock at Cost                                                          (13,255)          (9,777)
          ---------------------------------------------------------------------------------------------------------
            Total Stockholder's Equity                                                    274,599          296,077
          ---------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                                     $315,774         $338,067
          =========================================================================================================

          Statement of Cash Flows

                                                                                        Year Ended December 31,
         ---------------------------------------------------------------------------------------------------------------------
         (in thousands)                                                            1999             1998           1997
         =====================================================================================================================
         Operating Activities:
           Net Income                                                            $ 44,150         $ 39,030         $ 24,959
           Adjustments to Reconcile Net Income to Net Cash
            Provided by Operating Activities:
                Equity in Undistributed Income from Subsidiaries                  (26,702)         (26,700)         (19,094)
                Other Operating Activities                                         (2,056)           4,688           (3,583)
         ---------------------------------------------------------------------------------------------------------------------
              Total Adjustments                                                   (28,758)         (22,012)         (22,677)
         ---------------------------------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                              15,392           17,018            2,282
         ---------------------------------------------------------------------------------------------------------------------
         Investing Activities:
           Investment in Bank Subsidiary                                               --          (42,662)          (4,500
           Investment in Trust Subsidiary                                              --           (1,238)              --
         ---------------------------------------------------------------------------------------------------------------------
           Net Cash Used by Investing Activities                                       --          (43,900)          (4,500)
         ---------------------------------------------------------------------------------------------------------------------
         Financing Activities:
           Issuance of Common Stock                                                 2,713            6,225            8,824
           Purchase of Treasury Stock                                              (3,478)
           Cash Dividends on Common Stock                                         (15,232)         (12,648)          (8,505)
           Other Financing Activities                                                 (76)              --               --
           Issuance of Corporation-Obligated
             Mandatorily Redeemable Capital Securities                                 --           41,238               --
         ---------------------------------------------------------------------------------------------------------------------
           Net Cash Provided (Used) by Financing Activities                       (16,073)          27,528              319
         ---------------------------------------------------------------------------------------------------------------------
         Increase (Decrease) in Cash and Cash Equivalents                            (681)             646           (1,899)
         Cash and Cash Equivalents at Beginning of Year                               900              254            2,153
         ---------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Year                                $    219         $    900         $    254

         Supplemental Disclosures
         ---------------------------------------------------------------------------------------------------------------------
         Income Taxes Paid                                                       $    344         $    748         $    187
         Stock Dividend                                                            29,827           36,349           14,605

NOTE 20--Future Changes in Accounting Principles

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). As amended, the statement becomes effective for fiscal years beginning after June 15, 2000 and will not be applied retroactively. The statement establishes accounting and reporting standards for derivative instruments and hedging activity. Under the standard, all derivatives must be measured at fair value and recognized as either assets or liabilities in the financial statements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The text and tables under "Election of Directors" in the Corporation's 2000 Proxy Statement are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The text and tables under "Compensation of Officers and Directors" in the Corporation's 2000 Proxy Statement are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The text and tables under "Voting Securities and Principal Holders Thereof" and "Election of Directors" in the Corporation's 2000 Proxy Statement are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The text under "Certain Transactions with Management" in the Corporation's 2000 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

     (1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.

     (2)  Financial statement schedules--none applicable or required.

     (3)  Exhibits

          The following is an index of the exhibits included in this report:

          (3.1) Articles of Incorporation of Provident Bankshares
                Corporation.(1)

          (3.2) Second Amended and Restated By-Laws of Provident Bankshares

          (4.1) Amendment No. 1 to Stockholder Protection Rights Agreement.(7)

          (10.1) 1994 Supplemental Executive Incentive Plan of Provident Bank of
                 Maryland.(3)

          (10.2) Supplemental Executive Retirement Income Plan of Provident Bank of Maryland.(4)

          (10.3) Amended and Restated Stock Option and Appreciation Rights Plan of Provident Bankshares Corporation.(5)

          (10.4) Form of Change in Control Agreement between Provident
                 Bankshares Corporation and Certain Executive Officers.(6)

          (10.5) Form of Change in Control Agreement between Provident Bank of
                 Maryland and Certain Executive Officers.(6)

          (10.6) Deferred Compensation Plan for Outside Directors.(7)

          (10.7) Provident Bankshares Corporation Non-Employee Directors'
                 Severance Plan.(7)

          (11) Statement re: Computation of Per Share Earnings.

          (21) Subsidiaries of Provident Bankshares Corporation.

          (23) Consents of Independent Accountants.

          (24) Power of Attorney.

          (27) Financial Data Schedule.

(b) No reports on Form 8-K were filed by the Corporation in the last quarter of 1999.

(1) Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

(2) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.

(3) Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.

(4) Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.

(5) Incorporated by reference from Registrant's definitive 1995 Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.

(6) Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.

(7) Incorporated by reference from Registrant's 1998 Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      PROVIDENT BANKSHARES CORPORATION (Registrant)

February 16, 2000 BY  /s/ Peter M. Martin
                      ------------------
                      Peter M. Martin
                      Chairman of the Board, President and Chief Executive
                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                      Principal Executive Officer:

February 16, 2000 BY  /s/ Peter M. Martin
                      -------------------
                      Peter M. Martin
                      Chairman of the Board, President and Chief Executive
                      Officer

                      Principal Financial Officer:

February 16, 2000 BY  /s/ Dennis A. Starliper
                      -----------------------
                      Dennis A. Starliper
                      Group Manager and Chief Financial Officer

                      Principal Accounting Officer:

February 16, 2000 BY  /s/ R. Wayne Hall
                      -----------------
                      R. Wayne Hall
                      Treasurer

                      A Majority of the Board of Directors* Robert B. Barnhill, Jr., Melvin A. Bilal, Thomas S. Bozzuto, Dr. Calvin W. Burnett, Ward B. Coe, III, Charles W. Cole, Jr., Pierce B. Dunn, Enos K. Fry, Herbert W. Jorgensen, Mark K. Joseph, Barbara B. Lucas, Peter M. Martin, Frederick W. Meier, Jr., Sister Rosemarie Nassif, Francis G. Riggs, Sheila K. Riggs, Carl W. Stearn

 * Pursuant to the Power of Attorney filed herewith as Exhibit 24.0.

February 16, 2000 BY  /s/ R. Wayne Hall
                      -----------------
                      R. Wayne Hall
                      Attorney-in-fact