Form 10-K/A
period 1999-12-31
PROVIDENT BANKSHARES CORP
filed 2000-02-17
CIK 818969

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                AMENDMENT NO. 1

                                      TO

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

--------------------------------------------------------------------------------
Statements contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

     Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 1999, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.

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

ITEM 6. SELECTED FINANCIAL DATA

Table 1
                                                                             Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                   1999         1998      1997/(1)/         1996         1995
============================================================================================================================
Interest Income (tax-equivalent)                          $  353,341   $  319,240   $  280,167     $  248,311   $  224,236
Interest Expense                                             204,261      187,509      156,718        137,354      122,819
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                         149,080      131,731      123,449        110,957      101,417
Provision for Loan Losses                                     11,570       12,027        9,953         10,011        1,517
----------------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses          137,510      119,704      113,496        100,946       99,900
Non-Interest Income                                           60,734       55,995       41,672         44,509       34,573
Net Securities Gains (Losses)                                    312        6,749        2,337          5,556       (2,683)
Merger Related Expenses /(1)/                                     --           --       10,047             --           --
Non-Interest Expense                                         132,243      122,914      107,816        110,323       97,416
----------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                    66,313       59,534       39,642         40,688       34,374
Income Tax Expense (tax-equivalent)                           22,163       20,504       14,683         14,500       12,242
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   44,150   $   39,030   $   24,959     $   26,188   $   22,132
============================================================================================================================
Per Share Amounts:
  Net Income--Basic                                       $     1.73   $     1.52   $     1.00     $     1.07   $      .92
  Net Income--Diluted                                           1.67         1.47          .96           1.02          .88
============================================================================================================================
Cash Dividends Paid                                       $      .60   $      .49   $      .40     $      .31   $      .23
============================================================================================================================
Tax-Equivalent Adjustment/(2)/                            $      964   $    1,133   $    1,055     $      832   $      754
============================================================================================================================
Total Assets                                              $5,094,477   $4,675,897   $3,926,739     $3,485,618   $3,170,390
Total Stockholders' Equity                                   274,599      296,077      270,182        238,798      223,048
Total Common Equity/(3)/                                     318,922      290,769      265,449        240,171      215,910
Return on Average Assets                                         .90%         .90%         .68%           .79%         .75%
Return on Average Equity                                       15.46        13.75         9.90          11.53        11.14
Stockholders' Equity to Assets                                  5.39         6.33         6.88           6.85         7.04
Average Equity to Average Assets                                5.83         6.52         6.89           6.85         6.70
Dividend Payout Ratio                                          35.93        32.15        40.14          29.49        24.84
----------------------------------------------------------------------------------------------------------------------------


/(1)/ Merger Related Expenses--Exclusive of after-tax merger-related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.33%, respectively. Basic earnings per share and diluted earnings per share would have been $1.34 and $1.29, respectively.

/(2)/ Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 1999 and 39.55% for 1998 through 1995.

/(3)/ Common Equity excludes net accumulated other comprehensive income which is comprised of unrealized gains or losses on available for sale securities.

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

Consolidated Average Balances, Interest Income and Expense and Yields and Rates

Table 3

                                                                      1999                                     1998
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                   Average       Income/       Yield/       Average       Income/     Yield/
(tax-equivalent basis)                                   Balance       Expense        Rate        Balance       Expense      Rate
====================================================================================================================================
ASSETS
Interest-Earning Assets:
Loans: /(2)/
  Consumer                                             $2,357,159     $ 183,122       7.77%      $1,920,378    $148,228      7.72%
  Commercial Business                                     384,708        30,280       7.87          325,209      27,170      8.35
  Real Estate--Construction                               133,458        11,565       8.67          125,650      11,837      9.42
  Real Estate--Mortgage                                   390,177        29,241       7.49          517,068      41,011      7.93
                                                       ----------     ---------                  ----------    --------
     Total Loans /(1)/                                  3,265,502       254,208       7.78        2,888,305     228,246      7.90
                                                       ----------     ---------                  ----------    --------
Mortgage Loans Held for Sale                              121,663         8,594       7.06          114,284       8,012      7.01
Other Short-Term Investments                                2,617           109       4.17            5,043         235      4.66
US Treasury and Government
 Agencies and Corporations                                 41,464         3,025       7.30           45,526       3,303      7.26
Mortgage-Backed Securities                              1,165,777        75,109       6.44        1,101,684      74,358      6.75
Municipal Securities                                       26,756         2,055       7.68           23,036       1,797      7.80
Other Debt Securities                                     137,078        10,241       7.47           45,307       3,289      7.26
Equity Securities                                              --            --         --               --          --        --
                                                       ----------     ---------                  ----------    --------
     Total Investment Securities /(2)/                  1,371,075        90,430       6.60        1,215,553      82,747      6.81
                                                       ----------     ---------                  ----------    --------
     Total Interest-Earning Assets                      4,760,857       353,341       7.42        4,223,185     319,240      7.56
                                                       ----------     ---------                  ----------    --------
Less: Allowance for Loan Losses                           (38,293)                                  (38,831)
Cash and Due From Banks                                    68,725                                    60,562
Other Assets                                              121,354                                   105,659
                                                       ----------                                ----------
Total Assets                                           $4,912,643                                $4,350,575
                                                       ----------                                ----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand/Money Market Deposits                           $  543,257        14,146       2.60       $  463,874      13,776      2.97
Savings Deposits                                          614,869        14,400       2.34          617,643      18,811      3.05
Certificates of Deposit                                 2,011,484       114,530       5.69        1,559,985      88,411      5.67
Individual Retirement Accounts                            148,441         7,995       5.39          162,088       9,317      5.75
Short-Term Borrowings                                     243,300        12,737       5.24          317,424      17,424      5.49
Long-Term Debt                                            714,939        40,453       5.66          667,752      39,770      5.96
                                                       ----------     ---------                  ----------    --------
     Total Interest-Bearing Liabilities                 4,276,290       204,261       4.78        3,788,766     187,509      4.95
                                                       ----------     ---------                  ----------    --------
Noninterest-Bearing Demand Deposits                       255,259                                   212,339
Other Liabilities                                          39,752                                    42,608
Capital Securities                                         39,206                                    27,873
Stockholders' Equity                                      302,136                                   278,989
                                                       ----------                                ----------
Total Liabilities and Stockholders' Equity             $4,912,643                                $4,350,575
                                                       ----------                                ----------
Net Interest-Earning Assets                            $  484,567                                $  434,419
                                                       ----------                                ----------
Net Interest Income (tax-equivalent)                                    149,080                                 131,731
Less: Tax-Equivalent Adjustment                                            (964)                                 (1,133)
                                                                      ---------                                --------
Net Interest Income                                                   $ 148,116                                $130,598
                                                                      ---------                                --------
Net Yield on Interest-Earning Assets (tax-equivalent)                                 3.13%                                  3.12%

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

Consolidated Quarterly Results of Operations, Market Prices and Dividends
 (unaudited)
Table 6

                                                         1999                                      1998
 --------------------------------------------------------------------------------------------------------------------
                                         Fourth    Third   Second    First          Fourth   Third    Second   First
(in thousands, except per share data)    Quarter  Quarter  Quarter  Quarter         Quarter  Quarter  Quarter  Quarter
======================================================================================================================
Interest Income                          $95,055  $89,962  $85,988  $81,372         $83,649  $83,478  $77,284  $73,696
Interest Expense                          54,894   52,171   49,565   47,631          49,632   50,827   45,094   41,956
----------------------------------------------------------------------------------------------------------------------
Net Interest Income                       40,161   37,791   36,423   33,741          34,017   32,651   32,190   31,740
Provision for Loan Losses                  3,635    3,215    2,759    1,961           3,783    2,195    3,074    2,975
----------------------------------------------------------------------------------------------------------------------
Net Interest Income After
  Provision for Loan Losses               36,526   34,576   33,664   31,780          30,234   30,456   29,116   28,765
Non-Interest Income                       14,544   15,309   15,343   15,538          14,810   14,360   15,266   11,559
Net Securities Gains (Losses)                 --       --      375      (63)          3,228    1,587      725    1,209
Non-Interest Expense                      33,771   33,362   32,930   32,180          33,013   31,619   30,661   27,621
----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                17,299   16,523   16,452   15,075          15,259   14,784   14,446   13,912
Income Tax Expense                         5,769    5,218    5,462    4,750           5,159    4,884    4,721    4,607
----------------------------------------------------------------------------------------------------------------------
Net Income                               $11,530  $11,305  $10,990  $10,325         $10,100  $ 9,900  $ 9,725  $ 9,305
----------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income--Basic                        $   .45  $   .44  $   .43  $   .40         $   .39  $   .39  $   .38  $   .36
Net Income--Diluted                      $   .44  $   .43  $   .42  $   .39         $   .38  $   .37  $   .36  $   .35
Market Prices: -High                       22.31    24.50    29.88    28.38           26.43    28.46    32.50    32.65
                Low                        17.31    22.50    21.50    24.69           19.05    21.00    27.50    26.98
Cash Dividends Paid                         .160     .155     .143     .138            .133     .129     .118     .113
======================================================================================================================

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

     Management believes that the allowance at December 31, 1999 will be adequate to absorb losses inherent in the portfolio. Management believes that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making the determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the bank believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to increase significantly its allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

     The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

Loan Loss Experience Summary
Table 11

(dollars in thousands)                                 1999         1998         1997         1996         1995
=================================================================================================================
Balance at Beginning of Year                     $   42,739   $   36,861   $   30,361   $   27,524   $   27,137
Provision for Loan Losses                            11,570       12,027        9,953       10,011        1,517
Allowance Related to Securitized Loans               (1,500)          --           --           --           --
Loans Charged-off:
  Consumer                                            7,940        4,550        3,641        2,888        1,642
  Commercial Business                                 5,705        1,031          143        5,170          310
  Real Estate--Construction:
    Residential                                         500          593          305           37           33
    Commercial                                           --           25           37            8           --
  Real Estate--Mortgage:
    Residential                                         412          258          289          360           73
    Commercial                                           --        1,281          798          399           76
-----------------------------------------------------------------------------------------------------------------
  Total Charge-offs                                  14,557        7,738        5,213        8,862        2,134
-----------------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                            1,236          970          871          826          917
  Commercial Business                                   106          109          882          801           72
  Real Estate--Construction:
    Residential                                          --           68           --           --           --
    Commercial                                           24           16            1           16           --
  Real Estate--Mortgage:
    Residential                                          --           11            1           45           13
    Commercial                                          162          415            5           --            2
=================================================================================================================
  Total Recoveries                                    1,528        1,589        1,760        1,688        1,004
=================================================================================================================
Net Loans Charged-off                                13,029        6,149        3,453        7,174        1,130
=================================================================================================================
Balance at End of Year                           $   39,780   $   42,739   $   36,861   $   30,361   $   27,524
=================================================================================================================
Balances:
  Loans--Year-End                                $3,184,119   $3,100,211   $2,701,068   $2,247,873   $1,752,851
  Loans--Average                                  3,265,502    2,888,305    2,445,316    2,023,536    1,822,957
Ratios:
  Net Loans Charged-off to Average Loans                .40%         .21%         .14%         .35%         .06%
  Allowance for Loan Losses to Year-End Loans          1.25         1.38         1.36         1.35         1.57
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

Allocation of Allowance for Loan Losses
Table 12

(in thousand)                                 1999     1998     1997     1996     1995
======================================================================================
Consumer                                   $ 7,100  $ 6,057  $ 3,390  $ 4,572  $ 1,995
Commercial Business                         12,672   11,042    8,376    3,120    2,527
Real Estate--Construction:
  Residential                                1,086    1,638    1,585    1,408    2,697
  Commercial                                   799      439      384      883      545
Real Estate--Mortgage:
  Residential                                1,289      634      592      998    1,390
  Commercial                                 1,843    1,863    2,486    2,704    3,803
Unallocated                                 14,991   21,066   20,048   16,676   14,567
--------------------------------------------------------------------------------------
  Total Allowance for Loan Losses          $39,780  $42,739  $36,861  $30,361  $27,524
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

Capital Components and Ratios
Table 16

                                      December 31,
---------------------------------------------------------
(dollars in thousands)                 1999         1998
=========================================================
Qualifying Capital
Tier 1 Capital                   $  358,771   $  330,461
Total Capital                       398,551      368,000
Risk-Weighted Assets              3,907,332    3,586,808
Quarterly Average Assets          5,056,385    4,688,197

Ratios
Leverage Capital                       7.10%        7.05%
Tier 1 Capital                         9.18         9.21
Total Capital                         10.20        10.26

Financial Review 1998/1997

     The Corporation recorded net income in 1998 of $39.0 million or $1.47 per share/diluted; a 53% increase over 1997 before adjusting for merger related costs. Adjusting for merger costs, 1997 would have shown net income of $33.6 million and $1.29 per share/diluted, giving 1998 an increase of $5.4 million in net income and $.19 per share/diluted over the prior year. The growth in net earnings was attributable to an $8.2 million rise in net interest income and $18.7 million higher non-interest income offset in part by higher provision for loan losses of $2.1 million and a $5.1 million increase in operating costs, net of merger expenses.

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

     Provident's non-interest expense of $123 million represented a $15 million increase from 1997 expenses adjusted for merger related items. Salaries and benefits increased $7.5 million during the year. Compensation increased $6.5 million while benefits were up $1.0 million. The rise in these categories was attributable to higher commissions and incentives of $1.3 million related mainly to increased mortgage business. Regular salaries rose $5.2 million mainly attributable to merit increases, increased staffing and recognition of expenses related to lending activities. Full-time equivalent employees at December 31, 1998 were 1,414 compared to 1,235 in 1997. Occupancy costs rose $331 thousand or 3.3%. This increase was mainly due to additional rent and leasehold improvements as the branch network increased to 68 branches in 1998. Total furniture and equipment expense increased $769 thousand due to upgrading of technology in the Bank's office automation and branch platform systems.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 19, 2000

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                               Year Ended December 31,
-----------------------------------------------------------------------------
(in thousands, except per share data)        1999            1998        1997
=============================================================================
INTEREST INCOME
Interest and Fees on Loans             $  261,837      $  234,926   $ 203,899
Interest on Securities                     88,094          80,184      68,294
Tax-Advantaged Interest                     2,337           2,762       6,656
Interest on Short-Term Investments            109             235         263
-----------------------------------------------------------------------------
     Total Interest Income                352,377         318,107     279,112
-----------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                      151,071         130,315     106,004
Interest on Short-Term
 Borrowings                                12,737          17,424      28,737
Interest on Long-Term Debt                 40,453          39,770      21,977
-----------------------------------------------------------------------------
     Total Interest Expense               204,261         187,509     156,718
-----------------------------------------------------------------------------
   Net Interest Income                    148,116         130,598     122,394
Less: Provision for Loan Losses            11,570          12,027       9,953
-----------------------------------------------------------------------------
   Net Interest Income
   After Provision for  Losses            136,546         118,571     112,441
-----------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit
 Accounts                                  34,172          29,260      24,432
Mortgage Banking Activities                 9,652          11,485       6,845
Commissions and Fees                        5,280           4,209       3,705
Net Securities Gains                          312           6,749       2,337
Other Non-Interest Income                  11,630          11,041       6,690
-----------------------------------------------------------------------------
     Total Non-Interest Income             61,046          62,744      44,009
-----------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee
 Benefits                                  66,071          61,649      54,107
Occupancy Expense, Net                     11,376          10,349      10,018
Furniture and Equipment
 Expense                                    8,927           8,123       7,354
External Processing Fees                   14,883          14,006      12,374
Merger Related Expenses                        --              --      10,047
Capital Securities Expense                  3,160           2,359          --
Other Non-Interest Expense                 27,826          26,428      23,963
-----------------------------------------------------------------------------
     Total Non-Interest Expense           132,243         122,914     117,863
-----------------------------------------------------------------------------
Income Before Income Taxes                 65,349          58,401      38,587
Income Tax Expense                         21,199          19,371      13,628
-----------------------------------------------------------------------------
Net Income                             $   44,150      $   39,030   $  24,959
=============================================================================
Per Share Amounts:
  Net Income--Basic                    $     1.73      $     1.52   $    1.00
  Net Income--Diluted                        1.67            1.47         .96
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
  Other Comprehensive Income, Net of Tax:
  Unrealized (Loss) on Debt Securities, Net of
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
--------------------------------------------------------------------------------------------------------------------------


                                                                               Total
                                                        Comprehensive       Stockholders'
(in thousands, except per share data)                   Income (Loss)          Equity
-------------------------------------------------------------------------------------------
Balance at January 1, 1997                                                  $  238,798
  Net Income--1997                                      $   24,959              24,959
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt securities, Net of
   Reclassification Adjustment (see Note 15)                 6,106               6,106
                                                        ----------
Comprehensive Income                                    $   31,065
                                                        ----------
Dividends Paid ($.40 per share)                                                 (8,505)
Exercise of Stock Options (720,638 shares)                                       8,381
Stock Dividend (858,376 shares)                                                     --
Common Stock Issued under
 Dividend Reinvestment Plan (20,312 shares)                                        443
-------------------------------------------------------------------------------------------
Balance at December 31, 1997                                                $  270,182
  Net Income--1998                                      $   39,030              39,030
  Other Comprehensive Income, Net of Tax:
   Unrealized Gain on Debt Securities, Net of
   Reclassification Adjustment (see Note 15)                   575                 575
                                                        ----------
Comprehensive Income                                    $   39,605
                                                        ----------
Dividends Paid ($.49 per share)                                                (12,648)
Exercise of Stock Options (337,498 shares)                                       5,501
Stock Dividend (1,165,433 shares)                                                   --
Purchase of Treasury Shares (297,700 shares)                                    (7,287)
Common Stock Issued under Dividend
  Reinvestment Plan (24,179 shares)                                                724
-------------------------------------------------------------------------------------------
Balance at December 31, 1998                                                $  296,077
 Net Income--1999                                       $   44,150              44,150
  Other Comprehensive Income, Net of Tax:
  Unrealized Loss on Debt Securities, Net of
  Reclassification Adjustment (see Note 15)                (49,631)            (49,631)
                                                        -----------
Comprehensive Income (Loss)                             $   (5,481)
                                                        -----------
Dividends Paid ($.60 per share)                                                (15,232)
Exercise of Stock Options (172,271 shares)                                       2,072
Stock Dividend (1,216,219 shares)                                                   --
Purchase of Treasury Shares (168,100 shares)                                    (3,478)
Common Stock Issued under Dividend
 Reinvestment Plan (27,726 shares)                                                 641
-------------------------------------------------------------------------------------------
Balance at December 31, 1999                                                $  274,599
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

                                                                      1999                                1998
------------------------------------------------------------------------------------------------------------------------------------
                                                          Amortized            Market         Amortized             Market
 (in thousands)                                             Cost               Value            Cost                Value
====================================================================================================================================
Securities Available for Sale
  In One Year or Less                                     $      775         $      776       $    5,153        $     5,182
  After One Year Through Five Years                           16,963             16,854            9,917             10,179
  After Five Years Through Ten Years                          12,721             12,463           14,120             14,743
  Over Ten Years                                             189,409            171,809          174,262            176,318
  Mortgage-Backed Securities                               1,519,830          1,469,605          986,279            992,089
------------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale                     $1,739,698         $1,671,507       $1,189,731         $1,198,511
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

                                                    Average Interest Rate/Fee
                        Notional    Maturity  ------------------------------------    Market
(dollars in thousands)   Amount       Date         Paid            Received           Value
-----------------------------------------------------------------------------------------------
1999
Interest Rate Swaps:
                        $ 9,000       2000        7.19%      3 month LIBOR (6.00%)     $(50)
                         19,000       2001        6.07%      3 month LIBOR (6.18%)      135
                          7,600       2001        5.17%      3 month LIBOR (6.17%)      203
                         26,000       2001        6.32%      3 month LIBOR (6.17%)      121
                         16,000       2001        5.08%      3 month LIBOR (6.18%)      457
                         20,000       2001        6.35%      3 month LIBOR (6.07%)       99
                         20,000       2002        6.46%      3 month LIBOR (6.17%)       87
                         13,000       2002        6.58%      3 month LIBOR (6.07%)       51
                         30,000       2002        6.42%      3 month LIBOR (6.12%)      234

                                                                      Average Interest Rate/Fee
                          Notional       Maturity      ------------------------------------------------------       Market
(dollars in thousands)     Amount          Date                  Paid                       Received                Value
-----------------------------------------------------------------------------------------------------------------------------
                         $10,000          2002                   6.29%                  3 month LIBOR (6.21%)     $   854
                          18,750          2002         10 year Treasury (6.97%)                5.69%                 (402)
                          36,458          2002         10 year Treasury (7.11%)                5.57%                  (99)
                          36,458          2002         10 year Treasury (6.96%)                5.61%                 (159)
                          36,458          2002         10 year Treasury (7.11%)                5.75%                   (1)
                          36,458          2002         10 year Treasury (7.00%)                5.60%                 (134)
                          36,458          2002         10 year Treasury (6.97%)                5.67%                  (34)
                          36,458          2002         10 year Treasury (6.91%)                5.59%                  (89)
                          36,458          2002         10 year Treasury (6.82%)                5.70%                  (67)
                          36,458          2002         10 year Treasury (6.88%)                5.72%                 (414)
                          18,750          2002         10 year Treasury (6.93%)                5.79%                  (20)
                          18,750          2002         10 year Treasury (7.11%)                5.67%                  (56)
                          10,000          2003                   6.57%                  3 month LIBOR (6.17%)          57
                          10,000          2003            3 month LIBOR (5.99%)                6.00%                 (252)
                          10,000          2003            3 month LIBOR (6.01%)                6.00%                 (113)
                          17,917          2003         10 year Treasury (6.40%)                5.49%                 (307)
                          23,250          2003         10 year Treasury (6.41%)                5.06%                 (386)
                          13,600          2003         10 year Treasury (6.80%)                5.75%                   91
                          13,600          2003         10 year Treasury (6.36%)                4.84%                  (37)
                          30,000          2004                   5.22%                  3 month LIBOR (6.21%)       1,788
                           9,000          2004                   6.16%                  3 month LIBOR (6.18%)         111
                          30,000          2004                   6.49%                  3 month LIBOR (6.10%)         409
                          10,000          2004                   6.46%                  3 month LIBOR (6.21%)         159
                          20,000          2004                   5.26%                  3 month LIBOR (6.07%)         168
                          30,000          2004                   6.48%                  3 month LIBOR (6.12%)         461
                          30,000          2004                   5.19%                  3 month LIBOR (6.21%)       2,323
                          15,833          2004                   5.81%                  3 month LIBOR (6.00%)         308
                          16,333          2004         10 year Treasury (6.08%)                5.10%                 (532)
                          19,667          2004         10 year Treasury (6.41%)                5.55%                 (484)
                          15,000          2004            3 month LIBOR (6.02%)                6.00%                 (561)
                          10,000          2004            3 month LIBOR (5.40%)                6.25%                 (288)
                           7,639          2004         10 year Treasury (6.31%)                5.60%                 (172)
                          10,000          2004            3 month LIBOR (6.07%)                6.50%                 (345)
                          11,667          2004         10 year Treasury (6.31%)                5.52%                 (367)
                          14,250          2004         10 year Treasury (6.16%)                5.50%                 (454)
                          16,625          2004         10 year Treasury (6.40%)                4.98%                 (742)
                          12,000          2004            3 month LIBOR (5.98%)                6.00%                 (481)
                          16,333          2004         10 year Treasury (6.40%)                5.00%                  (77)
                          15,000          2004         10 year Treasury (6.41%)                4.99%                  256
                          28,050          2004         10 year Treasury (6.24%)                5.15%                  103
                          43,333          2004         10 year Treasury (6.30%)                5.62%                 (578)
                          32,465          2004         10 year Treasury (6.14%)                5.61%                 (925)
                          10,000          2004            3 month LIBOR (6.05%)                5.50%                 (402)
                          19,097          2004         10 year Treasury (6.39%)                5.57%                 (451)
                          19,444          2004         10 year Treasury (6.15%)                5.56%                 (456)

                                                                      Average Interest Rate/Fee
                        Notional      Maturity       --------------------------------------------------------       Market
(dollars in thousands)   Amount         Date                  Paid                           Received               Value
----------------------------------------------------------------------------------------------------------------------------
                       $27,222           2004        10 year Treasury (6.11%)                  5.58%              $  (630)
                        19,444           2004        10 year Treasury (6.25%)                  5.56%                 (460)
                        25,000           2004           3 month LIBOR (5.95%)                  7.00%                 (179)
                        28,500           2004        10 year Treasury (6.18%)                  5.55%                 (848)
                         7,917           2004        10 year Treasury (6.24%)                  5.52%                 (250)
                        10,000           2004           3 month LIBOR (6.08%)                  6.00%                 (240)
                        12,667           2004        10 year Treasury (6.41%)                  5.26%                 (488)
                        25,000           2005                 6.48%                     3 month LIBOR (6.12%)         418
                        15,000           2005                 6.65%                     3 month LIBOR (6.17%)         767
                        30,000           2005                 6.49%                     3 month LIBOR (6.12%)         488
                        45,000           2005        10 year Treasury (6.19%)                  6.41%                 (357)
                        15,000           2005           3 month LIBOR (5.39%)                  7.00%                 (100)
                        12,762           2005        10 year Treasury (6.39%)                  5.58%                 (405)
                        45,000           2005        10 year Treasury (6.80%)                  5.75%                  (99)
                        10,000           2005           3 month LIBOR (6.07%)                  7.00%                 (273)
                        10,692           2005        10 year Treasury (6.43%)                  5.53%                 (347)
                        10,000           2006                 6.60%                     3 month LIBOR (6.20%)         187
                        15,000           2006           3 month LIBOR (5.99%)                  7.00%                 (279)
                        10,000           2009                 6.52%                     3 month LIBOR (6.22%)         399
                        10,000           2009           3 month LIBOR (6.00%)                  7.00%                 (332)
                        10,000           2009           3 month LIBOR (6.05%)                  7.00%                 (438)
                        10,000           2009           3 month LIBOR (6.05%)                  7.20%                 (226)
                        10,000           2009           3 month LIBOR (5.93%)                  7.20%                 (223)
                        10,000           2009           3 month LIBOR (6.06%)                  7.30%                 (265)
                        10,000           2009           3 month LIBOR (6.03%)                  7.50%                 (245)
                        40,000           2028           3 month LIBOR (7.04%)                  8.29%               (1,053)

Interest Rate Cap Arrangements:
                       $17,917           2003                 $ 18                        10 year CMT (7.25%)     $   105
                        23,250           2003                  152                        10 year CMT (5.40%)         600
                        32,465           2004                   48                        10 year CMT (7.50%)         236
                         7,639           2004                   25                        10 year CMT (7.00%)          80
                        19,097           2004                   46                        10 year CMT (7.00%)         201
                        19,444           2004                   58                        10 year CMT (6.75%)         246
                        27,222           2004                   86                        10 year CMT (6.75%)         346
                        19,444           2004                   81                        10 year CMT (6.50%)         297
                        11,667           2004                   84                        10 year CMT (6.00%)         264
                        14,250           2004                  104                        10 year CMT (6.09%)         315
                        14,250           2004                   43                        10 year CMT (7.09%)         153
                         7,917           2004                   18                        10 year CMT (7.09%)          85
                        14,250           2004                  100                        10 year CMT (6.09%)         316
                        12,667           2004                  113                        10 year CMT (5.57%)         377
                        16,625           2004                  180                        10 year CMT (5.29%)         583
                        10,688           2005                   23                        10 year CMT (7.43%)         110
                        12,762           2005                   29                        10 year CMT (7.46%)         133

                                                                          Average Interest Rate/Fee
                         Notional       Maturity       ---------------------------------------------------------      Market
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

                                                                        Average Interest Rate/Fee
                         Notional       Maturity       ------------------------------------------------------        Market
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

                                                                  Notional Amount
                                                     ----------------------------------------
                                                                               Interest Rate
                                                       Interest Rate            Floor/ Cap
          (in thousands)                                  Swaps                Arrangements
          ===================================================================================
          2000                                       $    9,000                  $     --
          2001                                           88,600                        --
          2002                                          420,917                        --
          2003                                           98,367                    41,167
          2004                                          622,487                   216,937
          2005                                          208,450                    89,450
          2006                                           25,000                    45,000
          2007                                               --                        --
          2008                                               --                        --
          2009                                           70,000                        --
          2028                                           40,000                        --
          -----------------------------------------------------------------------------------
            Total                                    $1,582,821                  $392,554
          ===================================================================================

NOTE 12--Other Non-Interest Income and Expense

  The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:


          (in thousands)                                                 1999     1998     1997
          =======================================================================================
          Other Non-Interest Income:
            Other Loan Fees                                           $ 3,355  $ 5,104  $ 2,147
            Other Non-Interest Income                                   8,275    5,937    4,543
          ---------------------------------------------------------------------------------------
          Total Other Non-Interest Income                             $11,630  $11,041  $ 6,690
          =======================================================================================
          Other Non-Interest Expense:
            Advertising and Promotion                                 $ 6,806  $ 7,171  $ 5,678
            Communication and Postage                                   5,231    4,376    3,693
            Printing and Supplies                                       2,463    2,502    2,277
            Regulatory Fees                                             1,120      939    1,016
            Professional Services                                       2,706    2,413    2,762
            Other Non-Interest Expense                                  9,500    9,027    8,537
          ---------------------------------------------------------------------------------------
          Total Other Non-Interest Expense                            $27,826  $26,428  $23,963
          =======================================================================================

NOTE 13--Income Taxes

  The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.


(in thousands)                                                       1999      1998      1997
          =======================================================================================
          Current Income Tax Expense (Benefit):
                      Federal                                      $18,803   $22,422   $19,121
                      State                                           (437)     (110)     (354)
         -----------------------------------------------------------------------------------------
                        Total Current                               18,366    22,312    18,767
                    Deferred Income Tax Expense (Benefit)            2,833    (2,941)   (5,139)
         ------------------------------------------------------------------------------------------
                    Total Income Tax Expense                       $21,199   $19,371   $13,628
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
          ====================================================================================================================

          Statement of Condition

                                                                                                December 31,
          ---------------------------------------------------------------------------------------------------------
          (in thousands)                                                                    1999             1998
          =========================================================================================================
          ASSETS
          Interest Bearing Deposit with Bank Subsidiary                                  $    219         $    900
          Investment in Bank Subsidiary                                                   313,555          336,485
          Other Assets                                                                      2,000              682
          ---------------------------------------------------------------------------------------------------------
            Total Assets                                                                 $315,774         $338,067
          =========================================================================================================

          LIABILITIES
          Other Liabilities                                                              $    775         $  1,514
          ---------------------------------------------------------------------------------------------------------
            Total Liabilities                                                                 775            1,514
          ---------------------------------------------------------------------------------------------------------
          Corporation-Obligated Mandatorily Redeemable Capital Securities                  40,400           40,476
          ---------------------------------------------------------------------------------------------------------

          STOCKHOLDERS' EQUITY
          Common Stock                                                                     26,226           24,811
          Capital Surplus                                                                 203,364          172,239
          Retained Earnings                                                               102,587          103,496
          Net Accumulated Other Comprehensive Income of Bank Subsidiary                   (44,323)           5,308
          Treasury Stock at Cost                                                          (13,255)          (9,777)
          ---------------------------------------------------------------------------------------------------------
            Total Stockholders' Equity                                                    274,599          296,077
          ---------------------------------------------------------------------------------------------------------
          Total Liabilities and Stockholders' Equity                                     $315,774         $338,067
          =========================================================================================================

          Statement of Cash Flows

                                                                                        Year Ended December 31,
         ---------------------------------------------------------------------------------------------------------------------
         (in thousands)                                                             1999             1998             1997
         =====================================================================================================================
         Operating Activities:
           Net Income                                                            $ 44,150         $ 39,030         $ 24,959
           Adjustments to Reconcile Net Income to Net Cash
            Provided by Operating Activities:
                Equity in Undistributed Income from Subsidiaries                  (26,702)         (26,700)         (19,094)
                Other Operating Activities                                         (2,056)           4,688           (3,583)
         ---------------------------------------------------------------------------------------------------------------------
              Total Adjustments                                                   (28,758)         (22,012)         (22,677)
         ---------------------------------------------------------------------------------------------------------------------
            Net Cash Provided by Operating Activities                              15,392           17,018            2,282
         ---------------------------------------------------------------------------------------------------------------------
         Investing Activities:
           Investment in Bank Subsidiary                                               --          (42,662)          (4,500
           Investment in Trust Subsidiary                                              --           (1,238)              --
         ---------------------------------------------------------------------------------------------------------------------
           Net Cash Used by Investing Activities                                       --          (43,900)          (4,500)
         ---------------------------------------------------------------------------------------------------------------------
         Financing Activities:
           Issuance of Common Stock                                                 2,713            6,225            8,824
           Purchase of Treasury Stock                                              (3,478)          (7,287)              --
           Cash Dividends on Common Stock                                         (15,232)         (12,648)          (8,505)
           Other Financing Activities                                                 (76)              --               --
           Issuance of Corporation-Obligated
             Mandatorily Redeemable Capital Securities                                 --           41,238               --
         ---------------------------------------------------------------------------------------------------------------------
           Net Cash Provided (Used) by Financing Activities                       (16,073)          27,528              319
         ---------------------------------------------------------------------------------------------------------------------
         Increase (Decrease) in Cash and Cash Equivalents                            (681)             646           (1,899)
         Cash and Cash Equivalents at Beginning of Year                               900              254            2,153
         ---------------------------------------------------------------------------------------------------------------------
         Cash and Cash Equivalents at End of Year                                $    219         $    900         $    254

         Supplemental Disclosures
         ---------------------------------------------------------------------------------------------------------------------
         Income Taxes Paid                                                       $    344         $    748         $    187
         Stock Dividend                                                            29,827           36,349           14,605

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

     (3)  Exhibits

          The following is an index of the exhibits included in this report:

          (3.1) Articles of Incorporation of Provident Bankshares
                Corporation.(1)

          (3.2) Second Amended and Restated By-Laws of Provident Bankshares
                Corporation.(2)

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

                      PROVIDENT BANKSHARES CORPORATION (Registrant)

February 17, 2000 BY  /s/ Peter M. Martin
                      ------------------
                      Peter M. Martin
                      Chairman of the Board, President and Chief Executive
                      Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                      Principal Executive Officer:

February 17, 2000 BY  /s/ Peter M. Martin
                      -------------------
                      Peter M. Martin
                      Chairman of the Board, President and Chief Executive
                      Officer

                      Principal Financial Officer:

February 17, 2000 BY  /s/ Dennis A. Starliper
                      -----------------------
                      Dennis A. Starliper
                      Group Manager and Chief Financial Officer

                      Principal Accounting Officer:

February 17, 2000 BY  /s/ R. Wayne Hall
                      -----------------
                      R. Wayne Hall
                      Treasurer

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

February 17, 2000 BY  /s/ R. Wayne Hall
                      -----------------
                      R. Wayne Hall
                      Attorney-in-fact