Form 10-Q
period 2000-03-31
PROVIDENT BANKSHARES CORP
filed 2000-05-10
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                            FOR THE TRANSITION PERIOD

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


              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
              ----------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


                                 (410) 277-7000
             -------------------------------------------------------
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

Common Stock, par value $1.00 per share, 25,119,279 shares outstanding at May 1, 2000.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                         Page
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Statement of Condition
            March 31, 2000 and 1999 and  December 31, 1999               3

            Consolidated Statement of Income - Unaudited
            Three months Ended March 31, 2000 and 1999                   4

            Consolidated Statement of Cash Flows - Unaudited
            Three months Ended March 31, 2000 and 1999                   5

            Notes to Consolidated Financial Statements - Unaudited       6

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition             9

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                           11

PART II - OTHER INFORMATION                                             12

Item 1.    Legal Proceedings                                            12

Item 2.    Changes in Securities and Use of Proceeds                    12

Item 3.    Defaults upon Senior Securities                              12

Item 4.    Submission of Matters to a Vote of Security Holders          12

Item 5.    Other Information                                            12

Item 6.    Exhibits and Reports on Form 8-K                             12

SIGNATURES                                                              13

EXHIBIT INDEX                                                           14

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                           MARCH 31,     December 31,    March 31,
(DOLLARS IN THOUSANDS)                                                       2000            1999          1999
===================================================================================================================
ASSETS
Cash and Due From Banks                                                   $   84,237     $    90,840   $    67,220
Short-Term Investments                                                         1,732           1,759        40,092
Mortgage Loans Held for Sale                                                  13,731          30,535       187,168
Securities Available for Sale                                              1,686,192       1,671,507     1,347,176

Loans:
   Consumer                                                                2,313,211       2,204,943     2,269,909
   Commercial Business                                                       361,810         363,059       383,012
   Real Estate -- Construction                                               191,225         151,875       136,329
   Real Estate -- Mortgage                                                   482,001         464,242       339,498
--------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                           3,348,247       3,184,119     3,128,748
Less:  Allowance for Loan Losses                                              41,051          39,780        37,897
--------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                             3,307,196       3,144,339     3,090,851
--------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                   43,876          44,277        40,361
Accrued Interest Receivable                                                   47,530          46,507        42,536
Other Assets                                                                  63,013          64,713        52,197
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $5,247,507     $ 5,094,477   $ 4,867,601
====================================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                                     $  311,893     $   264,252   $   264,615
  Interest-Bearing                                                         3,470,419       3,544,276     3,164,898
--------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                         3,782,312       3,808,528     3,429,513
--------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                        540,486         301,323       280,110
Long-Term Debt                                                               543,403         627,118       743,151
Other Liabilities                                                             38,833          43,747        80,925
--------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                        4,905,034       4,780,716     4,533,699
--------------------------------------------------------------------------------------------------------------------

Corporation-Obligated Mandatorily Redeemable Capital Securities               68,068          39,162        39,244
--------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Preferred Stock (Par Value $.01) Authorized 1,000 Shares, Issued 899 Shares
 at March 31, 2000                                                                --              --            --
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
 Issued 26,251,384, 26,225,752 and 24,838,760  Shares; at March 31,
 2000, December 31, 1999 and  March 31, 1999, respectively                    26,251          26,226        24,839
Capital Surplus                                                              203,755         203,364       172,614
Retained Earnings                                                            110,010         102,587       110,299
Net Accumulated Other Comprehensive Income                                   (44,684)        (44,323)       (3,317)
Treasury Stock at Cost - 1,177,432  Shares at March 31, 2000
  693,866 at December 31, 1999 and 525,766 at March 31, 1999                 (20,927)        (13,255)       (9,777)
--------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                 274,405         274,599       294,658
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $5,247,507     $ 5,094,477   $ 4,867,601
====================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.

                                                     3


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                                Three Months Ended
                                                                                                       March 31,
-----------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                                       2000               1999
=======================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                                             $     67,821       $     60,653
Interest on Securities                                                                       29,633             20,091
Tax-Advantaged Interest                                                                         514                589
Interest on Short-Term Investments                                                               46                 39
-----------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                     98,014             81,372
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                                         42,695             34,401
Interest on Short-Term Borrowings                                                             5,963              3,026
Interest on Long-Term Debt                                                                    8,937             10,204
-----------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                    57,595             47,631
-----------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                                                       40,419             33,741
   Less: Provision for Loan Losses                                                            4,300              1,961
-----------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                       36,119             31,780
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                                           8,775              7,538
Mortgage Banking Activities                                                                     811              4,004
Commissions and Fees                                                                          1,388              1,476
Net Securities Gains (Losses)                                                                    79                (63)
Other Non-Interest Income                                                                     3,163              2,520
-----------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                                 14,216             15,475
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                               17,031             16,230
Occupancy Expense, Net                                                                        3,190              2,852
Furniture and Equipment Expense                                                               2,451              2,157
External Processing Fees                                                                      3,789              3,701
Capital Securities Expense                                                                      984                836
Other Non-Interest Expense                                                                    7,431              6,404
-----------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                                                34,876             32,180
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                   15,459             15,075
Income Tax Expense                                                                            4,594              4,750
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                                             10,865             10,325
Extraordinary Item -- Gain on Debt Extinguishment, Net                                          770                 --
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                             $     11,635       $     10,325
-----------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE
Income Before Extraordinary Item                                                       $       0.43       $       0.40
Net Income                                                                                     0.46               0.40
-----------------------------------------------------------------------------------------------------------------------
DILUTED EARNINGS PER SHARE
Income Before Extraordinary Item                                                               0.42               0.39
Net Income                                                                                     0.45               0.39
-----------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

                                       4


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(in thousands)
Three Months Ended March 31,                                                                    2000            1999
=====================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                        $        11,635  $       10,325
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                          4,373           9,685
        Provision for Loan Losses                                                              4,300           1,961
        Provision for Deferred Income Tax                                                      4,848           2,466
        Realized Net Securities (Gains) Losses                                                   (79)             63
        Loans Originated or Acquired and Held for Sale                                       (47,782)       (243,020)
        Proceeds from Sales of Loans                                                          64,804         283,119
        Gain on Sales of Loans                                                                  (218)         (2,560)
        Other Operating Activities                                                            (8,877)        (11,800)
---------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                           21,369          39,914
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     33,004          50,239
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                      39,365          58,565
   Proceeds on Sales of Securities Available for Sale                                         18,602           4,272
   Purchases of Securities Available for Sale                                                (74,099)       (184,473)
   Loan Originations and Purchases Less Principal Collections                               (169,472)        (43,577)
   Purchases of Premises and Equipment                                                        (1,794)         (1,773)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                       (187,398)       (166,986)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                                                       (26,216)          9,956
   Net Increase in Short-Term Borrowings                                                     239,163         134,747
   Proceeds from Long-Term Debt                                                               50,000          10,000
   Payments and Maturities of Long-Term Debt                                                (133,715)         (2,088)
   Proceeds from Capital Securities                                                           30,000              --
   Issuance of  Stock                                                                            416             403
   Purchase of Treasury Stock                                                                 (7,672)             --
   Cash Dividends on Common Stock                                                             (4,212)         (3,522)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    147,764         149,496
---------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                              (6,630)         32,749
   CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                             92,599          74,563
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $        85,969  $      107,312
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                             $        45,674  $       32,729
Income Taxes Paid                                                                                121             665

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 2000

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on February 17, 2000.

NOTE B - EXTRAORDINARY ITEM

      During the first quarter, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE C - PER SHARE INFORMATION

      The following table presents a summary of per share data and amounts for the periods indicated:


                                                                   Three Months Ended
                                                                       March 31,
---------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2000        1999
---------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                           $  10,865    $   10,325
Extraordinary Item--Gain on Debt Extinguishment, Net                 770            --
---------------------------------------------------------------------------------------
Net Income                                                     $  11,635    $   10,325
=======================================================================================
BASIC
Basic EPS Shares                                                  25,364        25,511
Net Income Before Extraordinary Item                           $    0.43    $     0.40
Extraordinary Item--Gain on Debt Extinguishment, Net                0.03            --
---------------------------------------------------------------------------------------
Net Income Per Share                                           $    0.46    $     0.40
=======================================================================================
DILUTED
Dilutive Shares (principally stock options)                          522           896
Diluted EPS Shares                                                25,886        26,407
Net Income Before Extraordinary Item                           $    0.42    $     0.39
Extraordinary Item--Gain on Debt Extinguishment, Net                0.03            --
---------------------------------------------------------------------------------------
Net Income Per Share                                           $    0.45    $     0.39
=======================================================================================

NOTE D - INVESTMENT SECURITIES

      The aggregate amortized cost and market values of the investment securities portfolio at March 31, were as follows:



                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2000
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       81,014       $          119        $         151        $       80,982
Mortgage-Backed Securities                    1,510,939                3,229               55,476             1,458,692
Municipal Securities                             26,621                  138                  428                26,331
Other Debt Securities                           136,363                   --               16,176               120,187
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,754,937       $        3,486        $      72,231        $    1,686,192
------------------------------------------------------------------------------------------------------------------------

MARCH 31, 1999
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       42,766       $            5        $          --        $       42,771
Mortgage-Backed Securities                    1,145,073                4,499                6,412             1,143,160
Municipal Securities                             26,784                  762                   --                27,546
Other Debt Securities                           138,040                  238                4,579               133,699
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,352,663       $        5,504        $      10,991        $    1,347,176
------------------------------------------------------------------------------------------------------------------------

At March 31, 2000 a net unrealized loss of $44.7 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss of $3.3 million at March 31, 1999. For details regarding investment securities at December 31, 1999, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed February 17, 2000.

NOTE E - COMPREHENSIVE INCOME

      Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statements presented for the Corporation, the only nonowner equity change is comprised of unrealized gains or losses on available for sale debt securities that will be accumulated with net income from operations. This change does not have an impact on the Corporation's results of operations.

      Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.


                                                                         Three Months Ended
                                                                             March 31,
--------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                          2000        1999
--------------------------------------------------------------------------------------------
Net Income                                                         $  11,635    $   10,325
Other Comprehensive Income:
  Unrealized Holding Gain (Loss) on Debt Securities                     (478)      (14,331)
  Less: Reclassification Adjustment for Gains (Loss) Included
        in Net Income                                                     79           (63)
--------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                  (577)      (14,268)
Income Tax (Benefit) Related to Items of Other Comprehensive Income     (196)       (5,643)
--------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                   (361)       (8,625)
--------------------------------------------------------------------------------------------
Comprehensive Income                                               $  11,274    $    1,700
--------------------------------------------------------------------------------------------

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

NOTE G - PENDING ACQUISITION

      On May 4, 2000, the Corporation and Harbor Federal Bancorp, a $244 million savings bank holding company, entered into a definitive agreement whereby the Corporation will exchange 1.256 shares of its common stock for each share of Harbor Federal Bancorp's common stock outstanding. The acquisition will be accounted for as a purchase and is expected to be completed in the third quarter of 2000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
         OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended March 31, 2000 of $11.6 million or $.46 per share basic and $.45 diluted. Net income for the quarter ended March 31, 1999 was $10.3 million or $.40 per share basic and $.39 diluted. The higher earnings in 2000 were mainly due to the increase in average interest earning assets of $449 million and a 24 basis point increase in margin. Non-interest income, net of securities gains and losses, decreased $1.4 million for the quarter driven mainly by lower mortgage banking income. Net of mortgage banking income, non-interest income increased $1.9 million. Operating expenses net of capital securities expenses increased 8.1 percent from the first quarter of 1999. This increase is associated with continued network expansion, as 16 new branches have been opened since the end of the first quarter of 1999. There was a $4.3 million provision for loan losses during the quarter with net charge-offs of $3.0 million. The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes.

NET INTEREST INCOME

      Growth in average earning assets and a higher net interest margin raised tax-equivalent net interest income to $40.7 million for the first quarter of 2000, a $6.6 million increase over the prior year. The net interest margin for the quarter increased 24 basis points from the same quarter last year. The primary factors included a higher rate environment, which lowered prepayments on first and second mortgages raising the yield on this class of assets. The rate paid on interest-bearing liabilities was also up but 19 basis points less than the increase in the yield on interest earning assets.
      Provident's tax equivalent interest income rose $16.6 million from the first quarter of 1999, the result of a $449 million expansion in average earning assets and a 63 basis point increase in yield. Growth in total average earning assets was provided by increases of $94 million in consumer loans and $475 million in investments. Commercial construction and commercial mortgage loan increased $43 million and $18 million, respectively. Mortgage loans held for sale declined $154 million and commercial business loans declined $13 million. Residential mortgage loans also declined $11 million due to a $119 million loan sale during the first quarter of 1999. The yield on earning assets was 7.81% compared to 7.18% for the first quarter of 1999.
      Total interest expense for the first quarter of 2000 was $10.0 million above a year ago, the combined result of an increase of $405 million in the average outstanding balance of interest-bearing liabilities and a 44 basis point increase in rate paid. Included in this increase were $315 million in matched maturity brokered deposits, $46 million in interest bearing demand/money market deposits and $23 million in certificates of deposits. Savings deposits and IRA deposits decreased $16 million and $17 million, respectively. Short term borrowed money increased $184 million while long term borrowings declined $133 million.
      Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. Interest rate risk products such as interest rate swaps, caps and floors are acquired as effective protection against the negative effects should certain scenarios that create earnings volatility occur. These risk avoidance costs decreased interest income by $27 thousand and increased interest expense by $946 thousand for a total decrease of $973 thousand in net interest income for the quarter ending March 31, 2000. Included in this net interest income decrease was the amortization of closed positions, which decreased interest expense by $184 thousand for the current quarter. Without the amortization of closed positions, off-balance sheet positions reduced net interest income by $1.2 million.
      Management does not speculate on future interest rate movements. At March 31, 2000, the forward markets indicated that short-term interest rates will increase 100 basis points and long-term rates will remain unchanged over the next twelve months. The Corporation's analysis indicates that if management does not adjust its March 31, 2000 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $1.3 million over the next twelve months. This compares to a decrease of $4.0 million should interest rates remain unchanged. However, yields on associated on-balance sheet hedged assets would improve by a corresponding amount. Amortization of closed positions will increase net interest income by $615 thousand over the next twelve months. Thus, without amortization of closed positions, net interest income would decrease $1.9 million over the next twelve months if the forward yield curve assumptions occur and $4.6 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $4.3 million provision for loan losses, with net charge-offs of $3.0 million for the first quarter of 2000, compared to a provision of $2.0 million and net charge-offs of $6.8 million for the same period of 1999. The increase in the provision for loan losses is for losses that are expected to grow due to the growth in the portfolio and is comparable to the $3.6 million recorded in fourth quarter of 1999. The decrease in charge- offs was the result of the payment of a judgment entered in April of 1998 stemming from a lawsuit alleging that Provident Bank of Maryland had failed to fully honor a letter of credit which was issued in 1989. The amount of the judgement was $5.2 million, exclusive of post-judgment interest. The amount of this payment was fully reserved for at December 31, 1998 and payment made during the first quarter of 1999. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. Provident has been closely monitoring its health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. Non-performing loans from this group are expected to increase during the year and charge-offs may be incurred in future quarters as a result of continuing challenges in the health care sector. The entire health care portfolio represents less than 2.8% of Provident's total loans. The allowance for loan losses at March 31, 2000 was $41.1 million, compared to $37.9 million a year ago. At March 31, 2000, the allowance represented 1.23% of total loans and 158% of non-performing loans. Total non-performing loans were $26 million at March 31, 2000, up from $10.1 million as of March 31, 1999. Non-performing loans as a percent of loans outstanding as of March 31, 2000 were .78%.

NON-INTEREST INCOME

      Non-interest income, exclusive of securities gains, totaled $14.1 million in the first quarter of 2000 compared to $15.5 million for the first quarter of 1999. This decrease was driven by lower mortgage banking income and lower commissions and fees attributable to lower investment product sales. Service charges on deposit accounts increased $1.2 million and other income was up $643 thousand, mainly attributable to increased use of bank card products. The increase in deposit service fees was driven by higher account volume. Mortgage banking originations totaled $78 million during the first quarter of 2000 compared to $281 million during the same quarter of 1999. Sales of mortgage loans resulted in $222 thousand in gains for the first quarter of 2000 as compared to $2.6 million for the same period in 1999.
      Sale of securities resulted in a $79 thousand gain for the quarter compared to $63 thousand loss for the same quarter in 1999.

NON-INTEREST EXPENSE

      First quarter non-interest expense was $34.9 million, compared to $32.2 million for the same period last year. Salaries and benefits increased $801 thousand, mainly related to merit increases and the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $338 thousand, furniture and equipment expense of $294 thousand and $88 thousand in external processing fees related to increased account volume. During the first quarter of 2000, $30 million of trust preferred capital securities were issued resulting in the increase in capital securities expense. All other expenses increased a total of $1.0 million mainly associated with increases in marketing expenses, communication expenses and net losses associated with deposit accounts. These increases are also associated with branch network expansion.

INCOME TAXES

      Provident recorded income tax expense of $4.6 million on income before taxes of $15.5 million, an effective tax rate of 29.7%. During the first quarter of 1999, Provident's tax expense was $4.8 million on pre-tax income of $15.1 million, an effective tax rate of 31.5%. The change in effective tax rate is the result of the elimination of federal and state tax issues for which a liability had previously been provided.

YEAR 2000 ISSUES
----------------

The Corporation continued to monitor Y2K issues and no material items occurred that required changes to the Corporation's computer systems.

FINANCIAL CONDITION

      Total assets of the Corporation increased $153 million from December 31, 1999 to March 31, 2000 as loan balances increased $164 million. Consumer loans were up $108 million, real estate construction loans up $39 million and real estate mortgage loans were up $18 million. Commercial business loans were down slightly ending the quarter at $362 million. Total deposits ended the quarter at $3.78 billion, a decrease of $26 million over the December 31, 1999 level. Core deposits increased $131 million during the quarter as non-interest bearing demand increased $48 million and interest bearing demand/money market increased $43 million. Direct certificates of deposits and savings deposits also increased $25 million and $21 million, respectively. Borrowings increased $155 million from December 31, 1999 ending the quarter at $1.08 billion. In February 2000, the Corporation issued $30 million of trust preferred capital securities, which were outstanding as of March 31, 2000. A subsidiary trust of the Corporation issued these capital securities and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes. Total trust preferred capital securities, as of March 31, 2000 was $70 million.
      The primary sources of liquidity at March 31, 2000 were loans held for sale and investments available for sale, which totaled $1.7 billion. This represents 35% of total liabilities compared to 36% at December 31, 1999.
      At March 31, 2000, total stockholders' equity was $274.4 million, a $200 thousand decrease over December 31, 1999. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $184 thousand was raised through the dividend reinvestment plan, $132 thousand from the exercise of stock options, while capital decreased by $361 thousand during the first quarter of 2000 as a result of Statement of Financial Accounting Standards No. 115. During the first quarter of 2000, the Corporation also repurchased shares totaling $7.7 million. At quarter-end, the leverage ratio was 7.44% and total stockholders' equity represented 10.71% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 1999, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on February 17, 2000. The market risk of the Corporation has not experienced any material changes as of March 31, 2000 from December 31, 1999. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 2000.

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

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

           (a) The exhibits filed as part of this report are listed below:

             (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

             (3.2) Fourth Amended and Restated Bylaws of Provident Bankshares Corporation (3)

             (4.1)  Stockholder Protection Rights Plan, as amended (2)

             (27)  Financial Data Schedule

           (b) Reports on Form 8-K

            No reports on Form 8-K were filed by the Corporation during the quarter ended March 31, 2000.


(1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.

(3) Filed herein.

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



                              PROVIDENT BANKSHARES CORPORATION
                              --------------------------------
                                        Registrant


May 10, 2000                                 /s/ Peter M. Martin
                                             -------------------
                                             Peter M. Martin
                                             President, Chairman and Chief
                                             Executive Officer


May 10, 2000                                 /s/ R. Wayne Hall
                                             -----------------
                                             R. Wayne Hall
                                             Treasurer

                                 EXHIBIT INDEX


Exhibit         Description                           Sequentially Numbered Page
-------         -----------                           --------------------------

(3.2)    Fourth Amended and Restated Bylaws of
          Provident Bankshares Corporation
(27)     Financial Data Schedule