Form 10-Q
period 2000-06-30
PROVIDENT BANKSHARES CORP
filed 2000-08-10
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                            FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            MARYLAND                                        52-1518642
-----------------------------------                         ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                       Identification  Number)

              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
           -----------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                         if Changed Since Last Report)


                                 (410) 277-7000
           -----------------------------------------------------------
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

Common Stock, par value $1.00 per share, 25,501,121 shares outstanding at August 1, 2000.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                         Page
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Statement of Condition
            June 30, 2000 and 1999 and  December 31, 1999                   3

            Consolidated Statement of Income - Unaudited
            Three and six month periods Ended June 30, 2000 and 1999        4

            Consolidated Statement of Cash Flows - Unaudited
            Six months Ended June 30, 2000 and 1999                         5

            Notes to Consolidated Financial Statements - Unaudited          6

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition                9

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                              12

PART II - OTHER INFORMATION                                                12

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


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                                      June 30,       December 31,         June 30,
(DOLLARS IN THOUSANDS)                                                                  2000              1999              1999
====================================================================================================================================
ASSETS
Cash and Due From Banks                                                          $      112,077   $         90,840    $      77,137
Short-Term Investments                                                                    1,767              1,759            2,628
Mortgage Loans Held for Sale                                                             14,884             30,535          117,158
Securities Available for Sale                                                         1,711,987          1,671,507        1,364,477

Loans:
   Consumer                                                                           2,418,883          2,204,943        2,348,042
   Commercial Business                                                                  341,874            363,059          403,783
   Real Estate -- Construction                                                          208,885            151,875          129,441
   Real Estate -- Mortgage                                                              540,906            464,242          353,760
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                      3,510,548          3,184,119        3,235,026
Less:  Allowance for Loan Losses                                                         46,714             39,780           38,682
------------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                        3,463,834          3,144,339        3,196,344
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                              44,338             44,277           40,318
Accrued Interest Receivable                                                              49,306             46,507           42,877
Other Assets                                                                             84,683             64,713           58,651
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                     $    5,482,876   $      5,094,477    $   4,899,590
====================================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                            $      317,883   $        264,252    $     266,826
  Interest-Bearing                                                                    3,602,473          3,544,276        3,302,806
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                                    3,920,356          3,808,528        3,569,632
------------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                            1,184,917            928,441          967,530
Other Liabilities                                                                        43,882             43,747           39,763
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                   5,149,155          4,780,716        4,576,925
------------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities                          67,933             39,162           39,250
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock (Par Value $.01) Authorized 1,000 Shares, Issued  899 Shares                  -                  -                -
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 27,524,445, 26,225,752  and 26,114,940  Shares; at June 30,
  2000, December 31, 1999 and  June 30, 1999, respectively                               27,524             26,226           26,115
Capital Surplus                                                                         222,806            203,364          202,032
Retained Earnings                                                                        94,890            102,587           87,793
Net Accumulated Other Comprehensive Income                                             (47,166)           (44,323)         (21,323)
Treasury Stock at Cost - 1,983,532,  693,866,  and 591,266  Shares at
  June 30, 2000, December 31, 1999 and  June 30, 1999, respectively                    (32,266)           (13,255)         (11,202)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                            265,788            274,599          283,415
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $    5,482,876   $      5,094,477    $   4,899,590
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                             Three Months Ended                  Six Months Ended
                                                                                   June 30,                          June 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2000            1999            2000              1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                            $    70,619     $    64,081    $    138,440       $   124,734
Interest on Securities                                                     30,643          21,310          60,276            41,401
Tax-Advantaged Interest                                                       519             576           1,033             1,165
Interest on Short-Term Investments                                             46              21              92                60
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                  101,827          85,988         199,841           167,360
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                       42,473          36,197          85,168            70,598
Interest on Borrowings                                                     19,800          13,368          34,700            26,598
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                  62,273          49,565         119,868            97,196
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                      39,554          36,423          79,973            70,164
Less: Provision for Loan Losses                                            13,035           2,759          17,335             4,720
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                      26,519          33,664          62,638            65,444
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                        10,578           8,408          19,353            15,946
Mortgage Banking Activities                                                 1,020           2,630           1,831             6,634
Commissions and Fees                                                        1,291           1,388           2,679             2,864
Net Securities Gains                                                        7,779             375           7,858               312
Other Non-Interest Income                                                   3,711           2,990           7,027             5,572
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                               24,379          15,791          38,748            31,328
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                             18,139          16,973          35,303            33,198
Occupancy Expense, Net                                                      3,144           2,696           6,334             5,548
Furniture and Equipment Expense                                             2,491           2,061           4,942             4,218
External Processing Fees                                                    4,268           3,728           8,057             7,429
Capital Securities Expense                                                  1,487             835           2,471             1,671
Other Non-Interest Expense                                                  7,417           6,710          14,868            13,181
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                              36,946          33,003          71,975            65,245
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                 13,952          16,452          29,411            31,527
Income Tax Expense                                                          4,707           5,462           9,301            10,212
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                            9,245          10,990          20,110            21,315
Extraordinary Item -- Gain on Debt Extinguishment, Net                         --              --             770                --
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                            $     9,245     $    10,990    $     20,880       $    21,315
====================================================================================================================================

BASIC EARNINGS PER SHARE
Income Before Extraordinary Item                                      $      0.35     $      0.41    $       0.76       $      0.80
Net Income                                                                   0.35            0.41            0.79              0.80
====================================================================================================================================

DILUTED EARNINGS PER SHARE
Income Before Extraordinary Item                                      $      0.35     $      0.40    $       0.74       $      0.77
Net Income                                                                   0.35            0.40            0.77              0.77
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(IN THOUSANDS)
Six Months Ended June 30,                                                                       2000            1999
=====================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                        $        20,880  $       21,315
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                         11,418          17,796
        Provision for Loan Losses                                                             17,335           4,720
        Provision for Deferred Income Tax                                                      4,115           3,142
        Realized Net Securities Gains                                                         (7,858)           (312)
        Loans Originated or Acquired and Held for Sale                                       (84,433)       (444,587)
        Proceeds from Sales of Loans                                                         100,623         555,932
        Gain on Sales of Loans                                                                  (539)         (3,796)
        Other Operating Activities                                                           (25,453)         (2,987)
---------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                           15,208         129,908
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                     36,088         151,223
---------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                      99,256         118,336
   Proceeds on Sales of Securities Available for Sale                                         26,454          22,820
   Purchases of Securities Available for Sale                                               (164,480)       (354,691)
   Loan Originations and Purchases Less Principal Collections                               (343,009)       (158,481)
   Purchases of Premises and Equipment                                                        (4,520)         (3,662)
---------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                       (386,299)       (375,678)
---------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase in Deposits                                                                  111,828         150,075
   Net Increase in Short-Term Borrowings                                                     213,068          80,142
   Proceeds from Long-Term Debt                                                              260,000          16,000
   Payments and Maturities of Long-Term Debt                                                (216,592)         (9,214)
   Proceeds from Capital Securities                                                           30,000              --
   Issuance of  Stock                                                                            645           1,251
   Purchase of Treasury Stock                                                                (19,011)         (1,425)
   Cash Dividends on Common Stock                                                             (8,482)         (7,172)
---------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                    371,456         229,657
---------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                         21,245           5,202
   Cash and Cash Equivalents at Beginning of Year                                             92,599          74,563
---------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                           $       113,844  $       79,765
=====================================================================================================================

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                             $        89,369  $       63,182
Income Taxes Paid                                                                              1,604           7,588
Stock Dividend                                                                                20,095          29,846

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 2000

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on February 17, 2000.

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

NOTE C - PER SHARE INFORMATION

      The following table presents a summary of per share data and amounts for the periods indicated:

                                                                  Three Months Ended                         Six Months Ended
                                                                       June 30,                                   June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2000              1999                  2000          1999
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                          $       9,245    $       10,990          $    20,110  $      21,315
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                 -                  770              -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                            9,245            10,990          $    20,880  $      21,315
===================================================================================================================================
BASIC
Basic EPS Shares                                                     26,263            26,839               26,409         26,790
Net Income Before Extraordinary Item                          $        0.35    $         0.41          $      0.76  $        0.80
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                 -                 0.03              -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.35              0.41          $      0.79  $        0.80
===================================================================================================================================
DILUTED
Dilutive Shares (principally stock options)                             525               654                  539            904
Diluted EPS  Shares                                                  26,788            27,493               26,948         27,694
Net Income Before Extraordinary Item                          $        0.35    $         0.40          $      0.74  $        0.77
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                 -                 0.03              -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.35              0.40          $      0.77  $        0.77
===================================================================================================================================

NOTE D - INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio at June 30, were as follows:


                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2000
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       83,869       $          172        $         132        $       83,909
Mortgage-Backed Securities                    1,537,772                2,633               52,745             1,487,660
Municipal Securities                             26,618                  127                  432                26,313
Other Debt Securities                           136,291                   --               22,186               114,105
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,784,550       $        2,932        $      75,495        $    1,711,987
------------------------------------------------------------------------------------------------------------------------

JUNE 30, 1999
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       42,654       $           --        $          41        $       42,613
Mortgage-Backed Securities                    1,194,606                2,060               28,800             1,167,866
Municipal Securities                             26,782                  297                  173                26,906
Other Debt Securities                           135,710                   67                8,685               127,092
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,399,752       $        2,424        $      37,699        $    1,364,477
------------------------------------------------------------------------------------------------------------------------

At June 30, 2000 a net unrealized loss of $47.2 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss of $21.3 million at June 30, 1999. For details regarding investment securities at December 31, 1999, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed February 17, 2000.

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


                                                                                 Three Months Ended                 Six Months Ended
                                                                                       June 30,                          June 30,
------------------------------------------------------------------------------------------------------------------------------------
IN THOUSANDS)                                                                   2000          1999               2000           1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                               $     9,245   $    10,990       $     20,880    $   21,315
Other Comprehensive Income:
    Unrealized Holding Gain (Loss) on Debt Securities                          3,964       (29,412)             3,486       (43,743)
    Less: Reclassification Adjustment for Gains Included in Net Income         7,779           375              7,858           312
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                        (3,815)      (29,787)            (4,372)      (44,055)
Income Tax (Benefit) Related to Items of Other Comprehensive Income           (1,333)      (11,781)            (1,529)      (17,424)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                         (2,482)      (18,006)            (2,843)      (26,631)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                     $     6,763   $    (7,016)      $     18,037   $    (5,316)
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares Corporation recorded net income for the quarter ended June 30, 2000 of $9.2 million or $.35 per share basic and diluted. Net income for the quarter ended June 30, 1999 was $11.0 million or $.41 per share basic and $.40 diluted. The lower earnings in 2000 were mainly due to the increase in loan loss provision to address the anticipated write down of a significant portion of an existing $15 million non-performing health care credit and the sale of another health care credit. Net interest income increased 8.4% driven by higher average interest earning assets of $569 million. Non-interest income, net of securities gains and losses, increased $1.2 million for the quarter driven mainly by higher service charges on deposit accounts. Operating expenses net of capital securities expenses increased 10.2% from the second quarter of 1999. This increase is associated with continued network expansion, as 23 new branches have been opened since the end of the second quarter of 1999.

NET INTEREST INCOME

     Growth in average earning assets raised tax-equivalent net interest income to $39.8 million for the second quarter of 2000, a $3.1 million increase over the prior year. The net interest margin for the quarter decreased 9 basis points from the same quarter last year. The primary factors included the leverage of capital issued in the first quarter of 2000 and higher non-performing loans related to health care related credits.
     Provident's tax equivalent interest income rose $15.8 million from the second quarter of 1999, the result of a $569 million expansion in average earning assets and a 43 basis point increase in yield. Growth in total average earning assets was provided by increases of $86 million in commercial real estate loans, $112 million in residential mortgage loans and $48 million in consumer loans. Mortgage loans held for sale and commercial business loans declined $106 million and $26 million, respectively. Investments increased $458 million. The yield on earning assets was 7.76% compared to 7.33% for the second quarter of 2000.
     Total interest expense for the second quarter of 2000 was $12.7 million above a year ago, the combined result of an increase of $500 million in the average outstanding balance of interest-bearing liabilities and a 59 basis point increase in rate paid. Included in this increase were $156 million in matched maturity brokered deposits, $49 million in interest bearing demand/money market deposits and $38 million in certificates of deposits. Savings deposits and IRA deposits decreased $11 million and $15 million, respectively. Short term borrowed money increased $445 million while long term borrowings declined $169 million.
     Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. Interest rate risk products such as interest rate swaps, caps and floors are acquired as effective protection against the negative effects should certain scenarios that create earnings volatility occur. These risk avoidance costs decreased interest income by $1 thousand and increased interest expense by $982 thousand for a total decrease of $983 thousand in net interest income for the quarter ending June 30, 2000. Included in this net interest income decrease was the amortization of closed positions, which decreased interest expense by $176 thousand for the current quarter. Without the amortization of closed positions, off-balance sheet positions reduced net interest income by $1.2 million.
     Management does not speculate on future interest rate movements. At June 30, 2000, the forward markets indicated that short-term interest rates will increase 30 basis points and long-term rates will remain unchanged over the next twelve months. The Corporation's analysis indicates that if management does not adjust its June 30, 2000 off- balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would decrease net interest income by $411 thousand over the next twelve months. This compares to a decrease of $2.0 million should interest rates remain unchanged. However, yields and rates on hedged balance sheet assets and liabilities would improve by a corresponding amount. Amortization of closed positions will increase net interest income by $595 thousand over the next twelve months. Thus, without amortization of closed positions, net interest income would decrease $1.0 million over the next twelve months if the forward yield curve assumptions occur and $2.6 million if rates remain unchanged.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a $13 million provision for loan losses, with net charge-offs of $7.4 million for the second quarter of 2000, compared to a provision of $2.8 million and net charge-offs of $2.0 million for the same period of 1999. The increase in the provision for loan losses was made to address the anticipated write-down of a significant portion of an existing $15 million non-performing health care credit and the sale of another health care credit not previously classified as non-performing. The Company decided to take this action after analyzing recently received information regarding the non-performing credit. Provident also sold the second $15 million health care loan at the end of the second quarter. The entire health care portfolio now represents 2.1% of Provident's total loans. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 2000 was $46.7 million, compared to $38.7 million a year ago. At June 30, 2000, the allowance represented 1.33% of total loans and 179% of non-performing loans. Total non-performing loans were $26.2 million at June 30, 2000, up from $8.1 million as of June 30, 1999. Non-performing loans as a percent of loans outstanding as of June 30, 2000 were .75% as compared to .25% as of June 30, 1999.

NON-INTEREST INCOME

     Non-interest income, exclusive of securities gains, totaled $16.6 million in the second quarter of 2000 compared to $15.4 million for the second quarter of 1999. This increase was driven by higher service charges on deposit accounts, which increased $2.2 million offset in part by lower mortgage banking income and lower commission and fees. The increase in deposit service fees was driven by higher account volume. Mortgage banking originations totaled $89 million during the second quarter of 2000 compared to $226 million during the same quarter of 1999. Sales of mortgage loans resulted in $325 thousand in gains for the second quarter of 2000 as compared to $1.2 million for the same period in 1999. The lower commissions and fees were attributable mainly to lower investment product sales.
     Sale of securities resulted in a $7.8 million gain for the second quarter of 2000 compared to $375 thousand for the same period in 1999.

NON-INTEREST EXPENSE

     Second quarter non-interest expense was $36.9 million, compared to $33.0 million for the same period last year. Salaries and benefits increased $1.2 million, mainly related to the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $448 thousand, furniture and equipment expense of $430 thousand and $540 thousand in external processing fees related to increased account volume. During the first quarter of 2000, $30 million of trust preferred capital securities were issued resulting in the increase in capital securities expense. All other expenses increased a total of $707 thousand mainly associated with increases in marketing expenses; communication expenses and personnel expenses, which also were associated with, network expansion. Provident has increased its branch network by 23 branches or 34% since June 30, 1999.

INCOME TAXES

      Provident recorded income tax expense of $4.7 million on income before taxes of $14.0 million, an effective tax rate of 33.7%. During the second quarter of 1999, Provident's tax expense was $5.5 million on pre-tax income of $16.5 million, an effective tax rate of 33.2%. The change in effective tax rate is the result of lower state tax benefits for 2000 versus 1999.

FINANCIAL REVIEW FOR SIX MONTHS ENDED JUNE 30, 2000 AND 1999

     For the six months ending June 30, 2000, net income was $20.9 million or $.79 per share basic and $.77 diluted, compared to $21.3 million or $.80 per share basic and $.77 per share diluted for the six months ended June 30, 1999. The lower earnings in 2000 were mainly due to the increase in loan loss provision to address the anticipated write down of a significant portion of an existing $15 million non-performing health care credit and the sale of another health care credit. Tax-equivalent net interest income increased 13.8% driven by higher average interest earning assets of $509 million. Non-interest income, net of securities gains and losses, remained relatively flat as higher service charges on deposit accounts was offset by lower mortgage banking income. Operating expenses net of capital securities expenses increased 9.3% from 1999. This increase is associated with continued network expansion, as 23 new branches have been opened since the end of the second quarter of 1999.
     The $9.7 million increase in tax-equivalent net interest income for 2000 was the result of a $509 million increase in average earning assets over the prior year. Net interest margin increased by 6 basis points caused by an increase of 52 basis points in yields and a 46 basis point increase in costs of funds.
     The provision for loan losses increased $12.6 million to $17.3 million in 2000. The allowance for loan losses ended the quarter at $46.7 million or 1.33% of loans outstanding as compared to 1.20% for the same quarter in 1999.
     Non-interest income, excluding net securities gains, remained relatively flat at $30.9 million. Deposit service charges rose $3.4 million over the prior year to $19.4 million, mortgage banking declined $4.8 million to $1.8 million, and commissions and fees decreased $185 thousand to $2.7 million. Net securities gains were $7.9 million in 2000 and $312 thousand in 1999.
     Provident's non-interest expense, excluding capital securities expenses, rose 9.3% in 2000 over 1999. Salaries and employee benefits increased $2.1 million attributable to merit increases and new branches. The branch network expansion also contributed to increased occupancy costs of $786 thousand, furniture and equipment expense of $724 thousand and $628 thousand in external processing fees related to increased account volume.
     During the first quarter of 2000, $30 million of trust preferred capital securities were issued resulting in the increase in capital securities expense. All other expenses increased a total of $1.7 million mainly associated with increases in marketing expenses, communication expenses, personnel expense and net losses associated with deposit accounts. These increases are also associated with branch network expansion.
     Provident recorded an income tax expense of $9.3 million for the six months ended June 30, 2000 based on pre-tax income of $29.4 million, which represented an effective tax rate of 31.6%. This compares with a 32.4% effective tax rate for the same period in 1999.
     The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes, during the first quarter of 2000.

YEAR 2000 ISSUES

     The Corporation continued to monitor Y2K issues and no material items occurred that required changes to the Corporation's computer systems.

FINANCIAL CONDITION

     Total assets of the Corporation increased $388 million from December 31, 1999 to June 30, 2000 as loan balances increased $326 million. Consumer loans were up $214 million, real estate construction loans up $57 million and real estate mortgage loans were up $77 million. Commercial business loans were down $21 million ending the quarter at $342 million. Total deposits ended the quarter at $3.92 billion, an increase of $112 million over the December 31, 1999 level. Core deposits increased $139 million from December 31, 1999 as non-interest bearing demand increased $54 million and interest bearing demand/money market increased $48 million. Direct certificates of deposits and savings deposits also increased $27 million and $17 million, respectively. Borrowings increased $256 million from December 31, 1999 ending the quarter at $1.18 billion. In February 2000, the Corporation issued $30 million of trust preferred capital securities, which were outstanding as of June 30, 2000. A subsidiary trust of the Corporation issued these capital securities and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes. Total trust preferred capital securities, as of June 30, 2000, was $70 million.

     The primary sources of liquidity at June 30, 2000 were loans held for sale and investments available for sale, which totaled $1.7 billion. This represents 33% of total liabilities compared to 36% at December 31, 1999.
     At June 30, 2000, total stockholders' equity was $265.8 million, an $8.8 million decrease over December 31, 1999. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $353 thousand was raised through the dividend reinvestment plan, $292 thousand from the exercise of stock options, while capital decreased by $2.8 million during the second quarter of 2000 as a result of Statement of Financial Accounting Standards No. 115. During the second quarter of 2000, the Corporation also repurchased 806 thousand shares totaling $11.3 million. At quarter-end the leverage ratio was 7.01% and total stockholders' equity represented 10.30% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 1999, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on February 17, 2000. The market risk of the Corporation has not experienced any material changes as of June 30, 2000 from December 31, 1999. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at June 30, 2000.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities and Use of Proceeds - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 19, 2000.

          PROPOSAL I

          Election of Directors.

          The following persons were elected as directors at the 2000 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the 2003 Annual Meeting of Stockholders is reflected below.

                                           For        %       Withheld      %
                                           ---        -       --------      -
                Dr. Calvin W. Burnett   17,045,145    83.3    3,414,742     16.7
                Pierce B. Dunn          17,056,119    83.4    3,403,768     16.6
                Mark K. Joseph          16,087,264    78.6    4,372,623     21.4
                Peter M. Martin         17,025,879    83.2    3,434,008     16.8
                Sheila K. Riggs         17,050,170    83.3    3,409,717     16.7


          The following persons continue to serve as directors until the 2001 Annual Meeting of Stockholders: Melvin A. Bilal, Ward B. Coe, III, Esquire, Frederick W. Meier, Jr. and Sister Rosemarie Nassif.; until the 2002 Annual Meeting of Stockholders: Thomas S. Bozzuto, Charles W. Cole, Jr., Barbara B. Lucas, Francis G. Riggs, Carl W. Stearn, Enos K. Fry and Herbert W. Jorgensen.

          PROPOSAL II

          The stockholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors for 2000, with 19,980,597 (97.7%) shares cast in favor, 274,750 (1.3%) shares cast against and 204,538 (1.0%) abstaining.

          OTHER MATTERS

          A non-binding shareholder resolution to achieve a sale, merger or other acquisition of the Corporation, proposed by Mid-Atlantic Investors, was defeated with 10,074,635 (56.7%) shares cast against the Mid-Atlantic proposal, 7,252,114 (40.8%) shares cast in favor and 441,659 (2.5%) abstaining.

Item 5.  Other Information

            Robert B. Barnhill, Jr. resigned from the Corporation's Board of Directors effective April 30, 2000.

Item 6.  Exhibits and Reports on Form 8-K

            (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

                (3.2) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

                (4.1)  Stockholder Protection Rights Plan, as amended (2)

                 (27)  Financial Data Schedule

            (b) Reports on Form 8-K were filed with the Securities and Exchange
                Commission as follows:

                       April 21, 2000 - Transcript of April 19, 2000 telephone conference with financial analysts.

                       May 4, 2000 - Press release regarding the Company's April 19, 2000 Annual Meeting of Stockholders.

                       May 10, 2000 - Press Release regarding the pending sale of the Company's "Fast 'n Friendly check cashing network to Dollar Financial Group, Inc.


(1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.
(3) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                 Registrant



August 10, 2000                  /s/ Peter M. Martin
                                 -------------------
                                 Peter M. Martin
                                 President, Chairman and Chief Executive Officer



August 10, 2000                  /s/ R. Wayne Hall
                                 -----------------
                                 R. Wayne Hall
                                 Treasurer

                                  EXHIBIT INDEX


Exhibit      Description                            Sequentially Numbered Page
-------      -----------                            --------------------------

(27) Financial Data Schedule