Form 10-Q
period 2000-09-30
PROVIDENT BANKSHARES CORP
filed 2000-11-14
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                  FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                            FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        -------------------------------
             (Exact Name of Registrant as Specified in its Charter)



           MARYLAND                                         52-1518642
-----------------------------------                  -----------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                       Identification  Number)


              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
     ----------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


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

Common Stock, par value $1.00 per share, 26,475,393 shares outstanding at November 1, 2000.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Statement of Condition - Unaudited
            September 30, 2000 and 1999 and  December 31, 1999                 3

            Consolidated Statement of Income - Unaudited
            Three and nine month periods ended September 30, 2000 and 1999     4

            Consolidated Statement of Cash Flows - Unaudited
            Nine months ended September 30, 2000 and 1999                      5

            Notes to Consolidated Financial Statements - Unaudited             6

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition                   9

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                 13

PART II - OTHER INFORMATION                                                   14

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



PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                            September 30,       December 31,        September 30,
(DOLLARS IN THOUSANDS)                                                          2000               1999                  1999
==================================================================================================================================
ASSETS
Cash and Due From Banks                                                     $      80,013     $       90,840       $       76,211
Short-Term Investments                                                             17,843              1,759                1,319
Mortgage Loans Held for Sale                                                       18,392             30,535               67,877
Securities Available for Sale                                                   2,027,827          1,671,507            1,323,419
Loans:
   Consumer                                                                     2,094,636          2,204,943            2,423,814
   Commercial Business                                                            351,015            363,059              392,311
   Real Estate -- Construction                                                    233,981            151,875              134,745
   Real Estate -- Mortgage                                                        700,656            464,242              388,861
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                3,380,288          3,184,119            3,339,731
Less:  Allowance for Loan Losses                                                   40,396             39,780               40,105
----------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                  3,339,892          3,144,339            3,299,626
----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                        45,431             44,277               41,570
Accrued Interest Receivable                                                        52,097             46,507               44,954
Other Assets                                                                      117,773             64,713               59,366
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                $   5,699,268     $    5,094,477       $    4,914,342
==================================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                       $     314,717     $      264,252       $      255,562
  Interest-Bearing                                                              3,702,679          3,544,276            3,400,753
----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                              4,017,396          3,808,528            3,656,315
----------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                      1,264,245            928,441              896,960
Other Liabilities                                                                  43,226             43,747               38,884
----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                             5,324,867          4,780,716            4,592,159
----------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities                    67,951             39,162               39,155
----------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Preferred Stock (Par Value $.01) Authorized 1,000 Shares, Issued  899 Shares            -                  -                    -
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
 Issued 29,649,881, 26,225,752  and 26,146,114  Shares; at September 30,
 2000, December 31, 1999 and  September 30, 1999, respectively                     29,650             26,226               26,146
Capital Surplus                                                                   251,234            203,364              202,347
Retained Earnings                                                                 101,788            102,587               95,141
Net Accumulated Other Comprehensive Income                                        (33,295)           (44,323)             (28,637)
Treasury Stock at Cost - 2,591,797,  693,866, and 626,266  Shares at
 September 30, 2000, December 31, 1999 and  September 30, 1999, respectively      (42,927)           (13,255)             (11,969)
----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                      306,450            274,599              283,028
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                  $   5,699,268     $    5,094,477       $    4,914,342
----------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                   Three Months Ended            Nine Months Ended
                                                                                     September 30,                  September 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2000            1999            2000              1999
------------------------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                             $    74,056     $    67,135    $    212,496      $   191,869
Interest on Securities                                                      32,814          22,225          93,090           63,626
Tax-Advantaged Interest                                                        523             582           1,556            1,747
Interest on Short-Term Investments                                              90              20             182               80
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                   107,483          89,962         307,324          257,322
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                        46,546          38,694         131,714          109,292
Interest on Borrowings                                                      20,605          13,477          55,305           40,075
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                   67,151          52,171         187,019          149,367
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                       40,332          37,791         120,305          107,955
Less: Provision for Loan Losses                                              3,285           3,215          20,620            7,935
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                       37,047          34,576          99,685          100,020
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                         11,275           8,982          30,628           24,928
Mortgage Banking Activities                                                  1,042           1,639           2,873            8,273
Commissions and Fees                                                         1,069           1,269           3,748            4,133
Net Securities Gains                                                             -               -           7,858              312
Other Non-Interest Income                                                    3,762           3,561          10,789            9,133
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                17,148          15,451          55,896           46,779
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                              17,456          16,936          52,759           50,134
Occupancy Expense, Net                                                       3,213           2,836           9,547            8,384
Furniture and Equipment Expense                                              2,534           2,371           7,476            6,589
External Processing Fees                                                     4,095           3,763          12,152           11,192
Capital Securities Expense                                                   1,537             774           4,008            2,445
Other Non-Interest Expense                                                   8,460           6,824          23,328           20,005
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                               37,295          33,504         109,270           98,749
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                  16,900          16,523          46,311           48,050
Income Tax Expense                                                           5,545           5,218          14,846           15,430
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM                                            11,355          11,305          31,465           32,620
Extraordinary Item -- Gain on Debt Extinguishment, Net                           -               -             770                -
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                             $    11,355     $    11,305    $     32,235      $    32,620
====================================================================================================================================

BASIC EARNINGS PER SHARE
Income Before Extraordinary Item                                       $      0.44     $      0.42    $       1.21      $      1.22
Net Income                                                                    0.44            0.42            1.23             1.22
====================================================================================================================================

DILUTED EARNINGS PER SHARE
Income Before Extraordinary Item                                       $      0.43     $      0.41    $       1.18      $      1.18
Net Income                                                                    0.43            0.41            1.20             1.18
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(IN THOUSANDS)
Nine Months Ended September 30,                                                                      2000            1999
==========================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                             $        32,235  $       32,620
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                              16,904          24,715
        Provision for Loan Losses                                                                  20,620           7,935
        Provision for Deferred Income Tax                                                           7,201           2,018
        Realized Net Securities Gains                                                              (7,858)           (312)
        Loans Originated or Acquired and Held for Sale                                           (130,922)       (499,513)
        Proceeds from Sales of Loans Held for Sale                                                143,985         660,783
        Gain on Sales of Loans Held for Sale                                                         (920)         (4,440)
        Other Operating Activities                                                                 (9,640)           (175)
--------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                                39,370         191,011
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          71,605         223,631
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                          159,992         161,081
   Proceeds on Sales of Securities Available for Sale                                              80,429          22,820
   Purchases of Securities Available for Sale                                                    (191,011)       (368,810)
   Loan Originations and Purchases Less Principal Collections                                    (368,032)       (270,268)
   Purchases of Bank Owned Life Insurance                                                         (50,799)              -
   Proceeds from Business Acquisition                                                               2,451               -
   Purchases of Premises and Equipment                                                             (5,913)         (6,879)
--------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY INVESTING ACTIVITIES                                                            (372,883)       (462,056)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase in Deposits                                                                        35,438         236,758
   Net Increase in Short-Term Borrowings                                                          222,237          88,864
   Proceeds from Long-Term Debt                                                                   309,500          16,000
   Payments and Maturities of Long-Term Debt                                                     (249,306)        (88,506)
   Proceeds from Issuance of Capital Securities                                                    30,000               -
   Issuance of  Stock                                                                               1,285           1,616
   Purchase of Treasury Stock                                                                     (29,672)         (2,192)
   Cash Dividends on Common Stock                                                                 (12,947)        (11,148)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                         306,535         241,392
--------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                               5,257           2,967
   Cash and Cash Equivalents at Beginning of Year                                                  92,599          74,563
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        97,856  $       77,530
==========================================================================================================================

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                                  $       137,172  $      100,838
Income Taxes Paid                                                                                   7,617           7,616
Stock Dividend                                                                                     20,087          29,827
Stock Issued for Acquired Company                                                                  29,922               -
Loans Securitized and Converted to Securities Available for Sale                                  309,998               -


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2000

NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on February 17, 2000.

NOTE B - ACQUISITION

     On August 31, 2000 the Corporation completed its acquisition of Harbor Federal Bancorp, the parent of Harbor Federal Savings Bank, exchanging approximately 2 million shares of common stock based on the exchange ratio of
1.256 shares of Provident common stock for each outstanding share of Harbor Federal. The purchase method of accounting was used for the acquisition, accordingly the impact to the results of operations, for the one month since the date of acquisition included in the accompanying consolidated financial statements, is not material. The acquired assets and liabilities were consolidated at their respective fair values of $248 million and $229 million, respectively. The acquisition resulted in approximately $14 million of intangible assets. Pro forma financial information has not been presented, as the pro forma impact on consolidated operations is not significant.

NOTE C - EXTRAORDINARY ITEM

     During the first quarter, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.02 per share, after taxes of $415 thousand was recognized.



NOTE D - PER SHARE INFORMATION

      The following table presents a summary of per share data and amounts for the periods indicated:

                                                                    Three Months Ended                Nine Months Ended
                                                                       September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                      2000             1999             2000          1999
----------------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                          $      11,355   $       11,305     $    31,465  $      32,620
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -             770              -
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                           11,355           11,305     $    32,235  $      32,620
============================================================================================================================

BASIC
Basic EPS Shares                                                     26,060           26,853          26,292         26,789
Net Income Before Extraordinary Item                          $        0.44   $         0.42     $      1.21  $        1.22
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -            0.02              -
----------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.44             0.42     $      1.23  $        1.22
============================================================================================================================
DILUTED
Dilutive Shares (principally stock options)                             538              827             541            879
Diluted EPS  Shares                                                  26,598           27,680          26,833         27,668
Net Income Before Extraordinary Item                          $        0.43   $         0.41     $      1.18  $        1.18
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -            0.02              -
----------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.43             0.41     $      1.20  $        1.18
============================================================================================================================





NOTE E - INVESTMENT SECURITIES

          The aggregate amortized cost and market values of the investment securities portfolio at September 30, were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
SEPTEMBER 30, 2000
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       86,067       $        1,055        $          40        $       87,082
Mortgage-Backed Securities                    1,826,498                5,435               37,268             1,794,665
Municipal Securities                             26,615                  171                  214                26,572
Other Debt Securities                           139,866                   17               20,375               119,508
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    2,079,046       $        6,678        $      57,897        $    2,027,827
------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 1999
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       39,358       $            -        $          46        $       39,312
Mortgage-Backed Securities                    1,166,583                1,441               35,378             1,132,646
Municipal Securities                             26,778                  214                  293                26,699
Other Debt Securities                           138,075                    1               13,314               124,762
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,370,794       $        1,656        $      49,031        $    1,323,419
------------------------------------------------------------------------------------------------------------------------



     At September 30, 2000 a net unrealized loss of $33.3 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss of $28.6 million at September 30, 1999. For details regarding investment securities at December 31, 1999, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed February 17, 2000.

    During the third quarter of 2000 the Corporation securitized $310 million of purchased consumer loans. The resulting securities are reflected as investment securities available for sale.

NOTE F - COMPREHENSIVE INCOME

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


                                                                                 Three Months Ended             Nine Months Ended
                                                                                    September 30,                  September 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                   2000          1999               2000        1999
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                $    11,355   $    11,305       $     32,235   $   32,620
Other Comprehensive Income (Loss):
    Unrealized Holding Gain (Loss) on Debt Securities                          21,344       (12,100)            24,830      (55,843)
    Less: Reclassification Adjustment for Gains Included in Net Income              -             -              7,858          312
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                  21,344       (12,100)            16,972      (56,155)
Income Tax (Benefit) Related to Items of Other Comprehensive Income             7,473        (4,786)             5,944      (22,210)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                   13,871        (7,314)            11,028      (33,945)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                               $    25,226   $     3,991       $     43,263   $   (1,325)
------------------------------------------------------------------------------------------------------------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


FINANCIAL REVIEW


EARNINGS SUMMARY

     Provident Bankshares Corporation recorded net income for the quarter ended September 30, 2000 of $11.4 million or $.44 per share basic and $.43 per share diluted. Net income for the quarter ended September 30, 1999 was $11.3 million or $.42 per share basic and $.41 per share diluted. Tax equivalent net interest income increased 6.9% driven by higher average interest earning assets of $610 million. Non-interest income increased $1.7 million for the quarter driven mainly by higher service charges on deposit accounts. Operating expenses net of capital securities expenses increased 9.3% from the third quarter of 1999. This increase is associated with continued network expansion, as the branch network has expanded to 96 branches as of September 30, 2000 compared to 72 branches as of September 30, 1999.

NET INTEREST INCOME

     Growth in average earning assets raised tax-equivalent net interest income to $40.6 million for the third quarter of 2000, a $2.6 million increase over the prior year. The net interest margin for the quarter decreased 15 basis points from the same quarter last year. The primary factors included the leverage of capital issued in the first quarter of 2000 and the purchase of $50 million of bank owned life insurance (BOLI) which increased non-interest income. On August 31, 2000, the Corporation completed the acquisition of Harbor Federal Savings Bank, which added $244 million of earning assets and $172 million of deposits.

     Provident's tax equivalent interest income rose $17.6 million from the third quarter of 1999, the result of a $610 million expansion in average earning assets and a 47 basis point increase in yield. Growth in total average earning assets was provided by increases of $137 million in commercial real estate loans, $183 million in residential mortgage loans. Average consumer loans were down $105 million from the third quarter of 1999 due in large part to the securitization of $683 million in loans in the fourth quarter of 1999 and third quarter 2000. Mortgage loans held for sale and commercial business loans declined $56 million and $41 million, respectively. Investments increased $493 million mainly due to the securitization noted above. The yield on earning assets for the third quarter of 2000 was 7.90% compared to 7.43% for the third quarter of 1999.
     Total interest expense for the third quarter of 2000 was $15.0 million above a year ago, the combined result of an increase of $570 million in the average outstanding balance of interest-bearing liabilities and a 68 basis point increase in rate paid. Included in this increase were $141 million in matched maturity brokered deposits, $52 million in interest bearing demand/money market deposits and $101 million in certificates of deposits. Savings deposits and IRA deposits decreased $7 million and $13 million, respectively. Short term borrowed money increased $338 million while long term borrowings declined $56 million.
     Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. Interest rate risk products such as interest rate swaps, caps and floors are acquired as effective protection against the negative effects should certain scenarios that create earnings volatility occur. This risk avoidance costs increased interest expense and decreased net interest income by $423 thousand for the quarter ending September 30, 2000. Included in this net interest income decrease was the amortization of closed positions, which decreased interest expense by $159 thousand for the current quarter. Without the amortization of closed positions, off-balance sheet positions reduced net interest income by $582 thousand.
     Management does not speculate on future interest rate movements. At September 30, 2000, the forward markets indicated that short-term interest rates will decrease 30 basis points and long-term rates will remain unchanged over the next twelve months. The Corporation's analysis indicates that if management does not adjust its September 30, 2000 off-balance sheet positions and the forward yield curve assumptions occur, off-balance sheet positions, including amortization of closed positions, would increase net interest income by $173 thousand over the next twelve months. This compares to an increase of $282 thousand should interest rates remain unchanged. However, yields and rates on hedged balance sheet assets and liabilities would change by a corresponding amount. Amortization of closed positions will increase net interest income by $203 thousand over the next twelve months. Thus, without amortization of closed positions, net interest income would decrease $30 thousand over the next twelve months if the forward yield curve assumptions occur and $79 thousand if rates remain unchanged.
     As of January 1, 2001, the Corporation will adopt Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). At adoption date this statement will require the Corporation to record all derivative instruments on the balance sheet at their fair value. This initial mark to market at adoption will be reflected as a transition adjustment. Shortly after adoption the Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133 which is not expected to result in a material gain or loss. The adoption of SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

PROVISION FOR LOAN LOSSES

     The Corporation recorded a $3.3 million provision for loan losses, with net charge-offs of $9.1 million for the third quarter of 2000, compared to a provision of $3.2 million and net charge-offs of $1.8 million for the same period of 1999. The increase in charge-offs was due to the write-down of a significant portion of an existing $15 million non-performing health care credit provided for during the second quarter of 2000. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 2000 was $40.4 million, compared to $40.1 million a year ago. At September 30, 2000, the allowance represented 1.20% of total loans and 209% of non-performing loans. Total non-performing loans were $19.3 million at September 30, 2000, up from $9.5 million as of September 30, 1999, but down from the $26.2 million level at June 30, 2000. Non-performing loans as a percent of loans outstanding as of September 30, 2000 were .57% as compared to .29% as of September 30, 1999.

NON-INTEREST INCOME

     Non-interest income totaled $17.1 million in the third quarter of 2000 compared to $15.5 million for the third quarter of 1999. This increase was driven by higher service charges on deposit accounts, which increased $2.3 million offset in part by lower mortgage banking income and lower commission and fees. The increase in deposit service fees was driven by higher account volume. Mortgage banking originations totaled $91 million during the third quarter of 2000 compared to $137 million during the same quarter of 1999. Sales of mortgage loans resulted in $384 thousand in gains for the third quarter of 2000 as compared to $636 thousand for the same period in 1999. The lower commissions and fees were attributable mainly to lower investment product sales.

NON-INTEREST EXPENSE

     Third quarter non-interest expense was $37.3 million, compared to $33.5 million for the same period last year. Salaries and benefits increased $520 thousand, mainly related to the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $377 thousand, furniture and equipment expense of $163 thousand and $332 thousand in external processing fees related to increased account volume. During the first quarter of 2000, $30 million of trust preferred capital securities were issued resulting in the increase in capital securities expense. All other expenses increased a total of $1.6 million mainly associated with increases in marketing expenses, communication expenses and personnel expenses, which also were associated with network expansion. Provident has increased its branch network to 96 branches from 72 since September 30, 1999.

INCOME TAXES

     Provident recorded income tax expense of $5.5 million on income before taxes of $16.9 million, an effective tax rate of 32.8%. During the third quarter of 1999, Provident's tax expense was $5.2 million on pre-tax income of $16.5 million, an effective tax rate of 31.6%. The change in effective tax rate is the result of lower state tax benefits for 2000 versus 1999.

FINANCIAL REVIEW FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

     For the nine months ending September 30, 2000, net income was $32.2 million or $1.23 per share basic and $1.21 diluted, compared to $32.6 million or $1.22 per share basic and $1.18 per share diluted for the nine months ended September 30, 1999. The lower earnings in 2000 were mainly due to the increase in loan loss provision to address the write down of a significant portion of an existing $15 million non-performing health care credit and the sale of another health care credit.
     Tax-equivalent net interest income increased 11.4% or $12.4 million. The $12.4 million increase in tax-equivalent net interest income for 2000 was the result of a $542 million increase in average earning assets over the prior year. Net interest margin decreased by 1 basis point.
     The provision for loan losses increased $12.3 million to $20.6 million in 2000. The increase in loan loss provision as noted above was to address the write down of a significant portion of an existing $15 million non-performing health care credit and the sale of another health care credit. The allowance for loan losses ended the quarter at $40.4 million or 1.20% of loans outstanding, the same ratio as September 30, 1999.
     Non-interest income, excluding net securities gains, increased $1.6 million, mainly related to a $5.7 million increase in deposit service charges. The increase in deposit service fees was driven by higher account volume. Mortgage banking income declined $5.4 million as originations totaled $258 million through the third quarter of 2000 compared to $644 million during the same period of 1999. Sales of mortgage loans resulted in $931 thousand in gains for the nine months ending September 30, 2000 as compared to $4.4 million for the same period in 1999. The lower commissions and fees were attributable mainly to lower investment product sales. Net securities gains were $7.9 million in 2000 and $312 thousand in 1999.
     Provident's non-interest expense, excluding capital securities expenses, rose 9.3% in 2000 over 1999. Salaries and employee benefits increased $2.6 million attributable to merit increases and new branches. The branch network expansion also contributed to increased occupancy costs of $1.2 million, furniture and equipment expense of $887 thousand and $960 thousand in external processing fees related to increased account volume. During the first quarter of 2000, $30 million of trust preferred capital securities were issued resulting in the increase in capital securities expense. All other expenses increased a total of $3.3 million mainly associated with increases in marketing expenses, communication expenses, personnel expense and net losses associated with deposit accounts. These increases are also associated with branch network expansion.
     Provident recorded an income tax expense of $14.8 million for the nine months ended September 30, 2000 based on pre-tax income of $46.3 million, which represented an effective tax rate of 32.1%, the same for the year to date period in 1999.
     The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes, during the first quarter of 2000.

FINANCIAL CONDITION

     Total assets of the Corporation increased $605 million from December 31, 1999 to September 30, 2000. The Corporation completed the acquisition of Harbor Federal Savings Bank on August 31, 2000 with total assets of $253 million. Total loans increased $196 million as real estate construction loans were up $82 million and real estate mortgage loans were up $236 million. Commercial business loans were down $12 million ending the quarter at $351 million. Consumer loans were down $110 million due mainly to the securitization of $310 million during the third quarter of 2000. Total deposits ended the quarter at $4.02 billion, an increase of $209 million over the December 31, 1999 level. Core deposits increased $296 million from December 31, 1999 as non-interest bearing demand increased $26 million and interest bearing demand/money market increased $102 million. Direct certificates of deposits and savings deposits also increased $150 million and $26 million, respectively. Borrowings increased $336 million from December 31, 1999 ending the quarter at $1.26 billion. In February 2000, the Corporation issued $30 million of trust preferred capital securities, which were outstanding as of September 30, 2000. A subsidiary trust of the Corporation issued these capital securities and the Corporation received the proceeds by issuing junior subordinated debentures to the trust. These capital securities are considered tier 1 capital for regulatory purposes. Total trust preferred capital securities, as of September 30, 2000, was $70 million.
     The primary sources of liquidity at September 30, 2000 were loans held for sale and investments available for sale, which totaled $2.05 billion. This represents 38% of total liabilities compared to 36% at December 31, 1999. At September 30, 2000, total stockholders' equity was $306.5 million, a $31.9 million increase over December 31, 1999. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $528 thousand was raised through the dividend reinvestment plan, $398 thousand from the exercise of stock options, while capital increased $11.0 million during the third quarter of 2000 as a result of the reduction in unrealized losses on securities available for sale. During the third quarter of 2000, the Corporation also repurchased 682,000 shares totaling $10.7 million. The acquisition of Harbor Federal Savings Bank also contributed $29 million to stockholders' equity. At quarter-end the leverage ratio was 7.06% and total stockholders' equity represented 10.19% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     For information regarding market risk at December 31, 1999, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on February 17, 2000. The market risk of the Corporation has not experienced any material changes as of September 30, 2000 from December 31, 1999. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 2000.

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

             (3.2) Fourth Amended and Restated By-Laws of Provident Bankshares
                   Corporation (3)

             (4.1) Stockholder Protection Rights Plan, as amended (2)

              (27) Financial Data Schedule

           (b) Reports on Form 8-K were filed with the Securities and Exchange Commission as follows:

                   July 13, 2000 - Press release regarding the Company's announcement that it will take a second quarter charge to address health care loans.

                   July 24, 2000 - Transcript of July 20, 2000 telephone conference with financial analysts.

                   August 31, 2000 - Provident Bankshares Corporation completed its acquisition of Harbor Federal Bancorp.


(1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.
(3) Incorporated by reference from Providents's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PROVIDENT BANKSHARES CORPORATION
                       --------------------------------
                                 Registrant



November 14, 2000                /s/ Peter M. Martin
                                 -----------------------------------------------
                                 Peter M. Martin
                                 President, Chairman and Chief Executive Officer



November 14, 2000                /s/ Dennis A. Starliper
                                 --------------------------
                                 Dennis A. Starliper
                                 Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit     Description                       Sequentially Numbered Page
-------     -----------                       --------------------------


(27)    Financial Data Schedule