Form 10-K
period 2000-12-31
PROVIDENT BANKSHARES CORP
filed 2001-03-09
CIK 818969

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                of 1934 For Fiscal Year Ended December 31, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 1, 2001 was $617,350,926. For purposes of this calculation, officers and directors of the registrant are considered affiliates.

At February 1, 2001, the Registrant had 25,727,958 shares of $1.00 par value common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders
                                  (Part III)

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

--------------------------------------------------------------------------------
Statments contained in this Form 10-K which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I

ITEM 1. BUSINESS

     Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 2000, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.

     For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 13 through 19.

Mortgage Banking Activities

     Provident Mortgage Corp. ("PMC"), a subsidiary of the Bank, was formed in 1992 to offer a broad range of mortgage lending products to consumers and thereby enhance the Corporation's mortgage banking operations. During the fourth quarter of 2000, the Corporation made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and to no longer seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp. are being phased out.

Banking Services Activities

     Provident Investment Center, Inc. ("PIC"), a subsidiary of the Bank, provides consumers a competitive range of banking products, such as purchased annuities and mutual funds.

Insurance Activities

     BankSure Insurance Corporation ("BankSure"), a subsidiary of the Bank, offers insurance products to the Bank's loan customers and thereby enhances the Bank's lending product lines. PIC also offers a variety of life insurance products and services, as agent.

Employees

     At December 31, 2000, the Corporation and its subsidiaries had 1,594 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

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

     Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank's principal market may increase, and a consolidation of financial institutions in Maryland may occur.

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

Recent Legislation

     The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a "financial holding company" and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through "financial" subsidiaries in certain of the activities permitted for financial holding companies. To date, the Corporation has not elected financial holding company status.

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

ITEM 2. PROPERTIES

     In December 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve year lease term. This lease was renegotiated in 2000 and expires in 2012.

     The majority of the Bank's 98 offices are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 15 and leases 83 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

     In 2000, the Bank renewed a long-term agreement to lease a one-story building large enough to consolidate operations and support functions which expires in 2003. The Bank currently leases all of the building's 80,000 square feet of space.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operation. Also, refer to Note 12 of Item 8.--"Financial Statements and Supplementary Data" on page 44.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 2000 and 1999 is shown in Table 6 - Consolidated Quarterly Results of Operations, Market Prices and Dividends contained in Management's Discussion and Analysis (Item 7). At February 1, 2001, there were approximately 3,300 holders of record of the Corporation's common stock.

     For the year 2000, the Corporation declared and paid dividends of $.674 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, economic conditions and other factors, including the regulation restrictions which affect the payment of dividends by the Bank to the Corporation.

ITEM 6. SELECTED FINANCIAL DATA

Table 1

                                                                                   Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                 2000            1999           1998         1997(1)          1996
------------------------------------------------------------------------------------------------------------------------------------
Interest Income (tax-equivalent)                          $  415,535      $  353,341     $  319,240     $  280,167     $  248,311
Interest Expense                                             253,119         204,261        187,509        156,718        137,354
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                         162,416         149,080        131,731        123,449        110,957
Provision for Loan Losses                                     23,877          11,570         12,027          9,953         10,011
------------------------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses          138,539         137,510        119,704        113,496        100,946
Non-Interest Income                                           66,921          61,147         56,143         42,119         44,533
Net Securities Gains                                           8,499             312          6,749          2,337          5,556
Merger Related Expenses/1/                                        --              --             --         10,047             --
Non-Interest Expense                                         148,368         132,656        123,062        108,263        110,347
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                    65,591          66,313         59,534         39,642         40,688
Income Tax Expense (tax-equivalent)                           21,551          22,163         20,504         14,683         14,500
------------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                              44,040          44,150         39,030         24,959         26,188
Extraordinary Item--Gain on Debt Extinguishment, net             770              --             --             --             --
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                $   44,810      $   44,150     $   39,030     $   24,959     $   26,188
------------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
  Basic--Net Income Before Extraordinary Item             $     1.68      $     1.65     $     1.45     $      .95     $     1.01
  --Net Income                                                  1.71            1.65           1.45            .95           1.01
  Diluted--Net Income Before Extraordinary Item           $     1.64      $     1.60     $     1.40     $      .92     $      .97
  --Net Income                                                  1.67            1.60           1.40            .92            .97
------------------------------------------------------------------------------------------------------------------------------------
Cash Dividends Paid                                       $      .67      $      .57     $      .47     $      .38     $      .30
------------------------------------------------------------------------------------------------------------------------------------
Tax-Equivalent Adjustment/2/                              $      983      $      964     $    1,133     $    1,055     $      832
------------------------------------------------------------------------------------------------------------------------------------
Total Assets                                              $5,504,548      $5,094,477     $4,675,897     $3,926,739     $3,485,618
Total Stockholders' Equity                                   315,411         274,599        296,077        270,182        238,798
Total Common Equity/3/                                       326,106         318,922        290,769        265,449        240,171
Return on Average Assets                                         .82%            .90%           .90%           .68%           .79%
Return on Average Equity                                       16.17           15.46          13.75           9.90          11.53
Return on Average Common Equity                                14.03           14.61          13.99           9.91          11.41
Stockholders' Equity to Assets                                  5.73            5.39           6.33           6.88           6.85
Average Equity to Average Assets                                5.09            5.83           6.52           6.89           6.85
Dividend Payout Ratio                                          40.41           34.47          32.35          40.04          29.58
------------------------------------------------------------------------------------------------------------------------------------

/1/ Merger Related Expenses--Exclusive of after-tax merger-related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.33%, respectively. Basic earnings per share and diluted earnings per share would have been $1.28 and $1.23, respectively.
/2/ Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2000 and 1999, and 39.55% for 1998 through 1996.
/3/ Common Equity excludes net accumulated other comprehensive income which is comprised of unrealized gains or losses on available for sale securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Review

     The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2000. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.

     Provident Bankshares Corporation ("the Corporation"), through its wholly owned subsidiary, Provident Bank ("the Bank"), offers consumer and commercial banking services. Provident operates in the dynamic Baltimore-Washington corridor through a network of 98 offices in Maryland, Northern Virginia, and southern York County, PA. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center Inc. (PIC) and leases through Court Square Leasing and Provident Lease Corp. During 1997, the Corporation acquired First Citizens Financial Corporation and the acquisition was accounted for as pooling-of-interests. Accordingly, results for the reporting periods have been restated. During 2000, the Corporation acquired Harbor Federal Bancorp and the acquisition was accounted for as a purchase. Results have been included in operations prospectively.

     The Corporation recorded net income in 2000 of $44.8 million or $1.67 per share/diluted, a 1.5% increase in net income and 4.4% increase in diluted earnings per share over 1999. Tax equivalent net interest income grew 8.9%, non-interest income grew 22.7% while non-interest expense increased 11.8%. The provision for loan losses more than doubled from 1999 recognizing the deterioration in the health care portfolio. The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes. These variances are discussed in more detail beginning on the following pages.

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

     Tax-equivalent net interest income for 2000 increased $13.3 million, or 8.9%, from 1999 as average earning assets grew $536 million over the prior year. Net interest margin decreased to 3.07% from 3.13% in 1999.

     Provident's tax equivalent interest income increased $62.2 million, or 17.6%, during the year due to the growth in average earning assets along with a 43 basis point increase in yield. The increase in yield was mainly due to a higher interest rate environment during 2000 compared to 1999. Average prime rate in 2000 was 9.23% compared to 8.00% in 1999. The increase in average earning assets resulted from a $130 million increase in the loan portfolios, a $490 million increase in investments and an $85 million decrease in loans held for sale. Residential and commercial mortgage loans increased $135 million and $27 million, respectively. Commercial and residential construction loans also increased by $72 million and $7 million, respectively. Average consumer loans fell $79 million due to the securitization of $324 million of second mortgage loans during the third quarter while the commercial business portfolio declined $31 million. Interest income earned on the loan portfolio increased $28 million reflecting higher loan outstandings. The yield on investments and loans increased 42 basis points and 52 basis points, respectively. Interest lost from non-accruing loans was $2.3 million compared to $735 thousand in 1999. Average non-accrual loans for 2000 were $18.9 million compared to $5.4 million in 1999. This increase was associated with health care credits, a majority of which were charged off or sold during 2000.

     Interest expense increased $48.9 million from 1999 resulting from a $490 million growth in average interest-bearing liabilities. The overall cost of funds increased 49 basis points as total interest-bearing liabilities increased 53 basis points mainly due to higher rate environment. Excluding the effect of off-balance sheet positions in each year, total costs of interest-bearing liabilities would have increased 51 basis points. The average rate paid on borrowed funds increased 78 basis points during 2000.

     The increase in average interest-bearing liabilities reflects a $256 million rise in interest-bearing deposits, $132 million of which was associated with brokered deposits. Non-interest bearing demand deposit accounts grew by $37 million or 15%. The Corporation experienced a $233 million increase in borrowed funds.

     Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 22 for further discussion of the impact of current trends on net interest income in 2000.

Analysis of Changes in Net Interest Income
Table 2

                                                   2000/1999                                         1999/1998
                              ------------------------------------------------   ------------------------------------------------
                                                 Variance Due to Change In                          Variance Due to Change In
                                             ---------------------------------                 ----------------------------------
(in thousands)                Net Increase/   Average     Average    Average     Net Increase/  Average      Average   Average
(tax-equivalent basis)         (Decrease)      Rate       Volume   Rate/Volume    (Decrease)     Rate        Volume   Rate/Volume
=================================================================================================================================
Interest Income from:
Loans:
  Consumer                       $ 5,185     $11,732    $ (6,153)    $ (394)       $ 34,894       $ 962     $ 33,713     $ 219
  Commercial Business             (1,180)      1,395      (2,462)      (113)          3,110      (1,573)       4,971      (288)
  Real Estate--Construction        8,801       1,265       6,793        743            (272)       (949)         736       (59)
  Real Estate--Mortgage           14,931       1,941      12,181        809         (11,770)     (2,260)     (10,065)      555
Mortgage Loans Held for Sale      (5,701)      1,088      (6,026)      (763)            582          61          517         4
Other Short-Term Investments         153          (5)        166         (8)           (126)        (25)        (113)       12
U.S. Treasury and Government
  Agencies and Corporations        2,708         (23)      2,752        (21)           (278)         18         (294)       (2)
Mortgage-Backed Securities        37,146       5,957      28,897      2,292             751      (3,378)       4,326      (197)
Municipal Securities                 (22)         (3)        (19)        --             258         (28)         290        (4)
Other Debt Securities                173         140          33         --           6,952          96        6,662       194
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest Income           62,194      20,175      39,749      2,270          34,101      (5,804)      40,644      (739)
---------------------------------------------------------------------------------------------------------------------------------

Interest Expense on:
Demand/Money Market Deposits       3,008       1,411       1,452        145             370      (1,697)       2,357      (290)
Savings Deposits                    (819)       (680)       (146)         7          (4,411)     (4,347)         (84)       20
Certificates of Deposit           24,793      11,300      12,281      1,212          26,119         412       25,588       119
Individual Retirement Accounts      (357)        140        (488)        (9)         (1,322)       (587)        (784)       49
Borrowings                        22,233       7,462      12,954      1,817          (4,004)     (1,564)      (2,509)       69
---------------------------------------------------------------------------------------------------------------------------------
  Total Interest Expense          48,858      22,859      23,382      2,617          16,752      (6,535)      24,128      (841)
---------------------------------------------------------------------------------------------------------------------------------
Net Interest Income              $13,336    $ (2,684)    $16,367     $ (347)       $ 17,349       $ 731     $ 16,516     $ 102
=================================================================================================================================

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

Consolidated Average Balances, Interest Income and Expense and Yields and Rates

Table 3

                                                                      2000                                     1999
---------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                 Average       Income/      Yield/       Average       Income/      Yield/
(tax-equivalent basis)                                 Balance       Expense       Rate        Balance       Expense       Rate
---------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest-Earning Assets:
Loans:/(1)(2)/
  Consumer                                          $2,277,961     $188,307         8.27%     $2,357,159     $183,122        7.77%
  Commercial Business                                  353,437       29,100         8.23         384,708       30,280        7.87
  Real Estate--Construction                            211,842       20,366         9.61         133,458       11,565        8.67
  Real Estate--Mortgage                                552,720       44,172         7.99         390,177       29,241        7.49
                                                    ----------     --------                   ----------     --------
    Total Loans                                      3,395,960      281,945         8.30       3,265,502      254,208        7.78
                                                    ----------     --------                   ----------     --------
Mortgage Loans Held for Sale                            36,352        2,893         7.96         121,663        8,594        7.06
Other Short-Term Investments                             6,610          262         3.96           2,617          109        4.17
US Treasury and Government
 Agencies and Corporations                              79,189        5,733         7.24          41,464        3,025        7.30
Mortgage-Backed Securities                           1,614,289      112,255         6.95       1,165,777       75,109        6.44
Municipal Securities                                    26,508        2,033         7.67          26,756        2,055        7.68
Other Debt Securities                                  137,522       10,414         7.57         137,078       10,241        7.47
Equity Securities                                           --           --           --              --           --       --
                                                    ----------     --------                   ----------     --------
  Total Investment Securities/(2)/                   1,857,508      130,435         7.02       1,371,075       90,430        6.60
                                                    ----------     --------                   ----------     --------
  Total Interest-Earning Assets                      5,296,430      415,535         7.85       4,760,857      353,341        7.42
                                                    ----------     --------                   ----------     --------
Less: Allowance for Loan Losses                        (41,748)                                  (38,293)
Cash and Due From Banks                                 78,126                                    68,725
Other Assets                                           151,196                                   121,354
                                                    ----------                                ----------
Total Assets                                        $5,484,004                                $4,912,643
                                                    ==========                                ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-Bearing Liabilities:
Demand/Money Market Deposits                        $  599,030       17,154         2.86      $  543,257       14,146        2.60
Savings Deposits                                       608,617       13,581         2.23         614,869       14,400        2.34
Certificates of Deposit                              2,227,174      139,323         6.26       2,011,484      114,530        5.69
Individual Retirement Accounts                         139,371        7,638         5.48         148,441        7,995        5.39
Borrowings                                           1,191,608       75,423         6.33         958,239       53,190        5.55
                                                    ----------     --------                   ----------     --------
  Total Interest-Bearing Liabilities                 4,765,800      253,119         5.31       4,276,290      204,261        4.78
                                                    ----------     --------                   ----------     --------
Noninterest-Bearing Demand Deposits                    292,360                                   255,259
Other Liabilities                                       43,144                                    39,752
Capital Securities                                      63,334                                    39,206
Stockholders' Equity                                   319,366                                   302,136
                                                    ----------                                 ---------
Total Liabilities and Stockholders' Equity          $5,484,004                                $4,912,643
                                                    ==========                                ==========
Net Interest-Earning Assets                         $  530,630                                $  484,567
                                                    ==========                                ==========
Net Interest Income (tax-equivalent)                                162,416                                   149,080
Less: Tax-Equivalent Adjustment                                        (983)                                     (964)
                                                                   --------                                  --------
Net Interest Income                                                $161,433                                  $148,116
                                                                   ========                                  ========
Net Yield on Interest-Earning Assets (tax-equivalent)                               3.07%                                    3.13%

/(1)/  Average loan balances include non-accrual loans.

/(2)/ Tax advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2000 and 1999 and 39.55% for 1998 through 1996.

                    1998                                        1997                                          1996
---------------------------------------------------------------------------------------------------------------------------------
    Average        Income/       Yield/         Average       Income/          Yield/        Average        Income/        Yield/
    Balance        Expense        Rate          Balance       Expense           Rate         Balance        Expense         Rate
---------------------------------------------------------------------------------------------------------------------------------
  $1,920,378     $148,228         7.72%       $1,402,359      $113,496          8.09%      $1,053,279      $ 85,049          8.07%
     325,209       27,170         8.35           292,788        25,607          8.75          268,158        23,807          8.88
     125,650       11,837         9.42           125,565        12,968         10.33          124,584        12,574         10.09
     517,068       41,011         7.93           624,604        50,227          8.04          577,515        45,813          7.93
  ----------     --------                     ----------      --------                     ----------      --------
   2,888,305      228,246         7.90         2,445,316       202,298          8.27        2,023,536       167,243          8.26
  ----------     --------                     ----------      --------                     ----------      --------
     114,284        8,012         7.01            37,662         2,851          7.57           68,112         4,950          7.27
       5,043          235         4.66             6,023           263          4.37            8,949           438          4.89

      45,526        3,303         7.26            90,709         6,437          7.10          108,368         7,432          6.86
   1,101,684       74,358         6.75           914,196        64,531          7.06          929,786        63,404          6.82
      23,036        1,797         7.80            18,875         1,512          8.01           11,917           998          8.37
      45,307        3,289         7.26            28,174         2,275          8.07           46,277         3,562          7.70
          --           --           --                --            --            --            2,983           284          9.52
  ----------     --------                     ----------      --------                     ----------      --------
   1,215,553       82,747         6.81         1,051,954        74,755          7.11        1,099,331        75,680          6.88
  ----------     --------                     ----------      --------                     ----------      --------
   4,223,185      319,240         7.56         3,540,955       280,167          7.91        3,199,928       248,311          7.76
  ----------     --------                     ----------      --------                     ----------      --------
     (38,831)                                    (33,017)                                     (27,985)
      60,562                                      57,923                                       55,568
     105,659                                      89,650                                       92,621
  ----------                                  ----------                                   ----------
  $4,350,575                                  $3,655,511                                   $3,320,132
  ==========                                  ==========                                   ==========


  $  463,874       13,776         2.97        $  403,128        11,347          2.81       $  380,913        11,009          2.89
     617,643       18,811         3.05           620,267        20,450          3.30          621,995        17,100          2.75
   1,559,985       88,411         5.67         1,194,202        67,917          5.69          922,616        53,493          5.80
     162,088        9,317         5.75           111,252         6,290          5.65          105,680         6,134          5.80
     985,176       57,194         5.81           866,502        50,714          5.85          872,554        49,618          5.69
  ----------     --------                     ----------      --------                     ----------      --------
   3,788,766      187,509         4.95         3,195,351       156,718          4.90        2,903,758       137,354          4.73
  ----------     --------                     ----------      --------                     ----------      --------
     212,339                                     176,645                                      158,635
      42,608                                      31,555                                       28,253
      27,873                                          --                                           --
     278,989                                     251,960                                      229,486
  ----------                                  ----------                                   ----------
  $4,350,575                                  $3,655,511                                   $3,320,132
  ==========                                  ==========                                   ==========
  $  434,419                                  $  345,604                                   $  296,170
  ==========                                  ==========                                   ==========
                  131,731                                      123,449                                      110,957
                   (1,133)                                      (1,055)                                        (832)
                 --------                                     --------                                     --------
                 $130,598                                     $122,394                                     $110,125
                 ========                                     ========                                     ========
                                  3.12%                                         3.49%                                        3.47%

Provision for Loan Losses

     Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentration trends in historical loan experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Company classifies in accordance with regulatory requirements. The provision for loan losses was $23.9 million, up from $11.6 million in 1999. The Corporation recorded a $13.0 million provision in the second quarter of 2000 to address the deterioration in the health care portfolio. The Corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.

     Net charge-offs were $22.5 million in 2000 compared to $13.0 million in 1999. This increase in charge-offs is related to a $7.1 million write down of an existing $15 million non-performing health care credit and a $5.0 million loss on the sale of a second health care loan. Net charge-offs as a percentage of average loans was .66% in 2000 compared to .40% in 1999. Non-accrual loans ended the year at $21.2 million or .63% of loans outstanding, a decrease of $7.7 million from December 31, 1999. This decrease is due to the write down of the above mentioned health care loan.

     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 16-19.

Non-Interest Income

     Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. Total non-interest income increased 22.7% to $75.4 million. Excluding net securities gains, non-interest income increased $5.8 million or 9.4%.

     Table 4 presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary
Table 4

(in thousands)                                             2000           1999            1998           1997           1996
==============================================================================================================================
Service Charges on Deposit Accounts                       $42,912        $34,172         $29,260        $24,432        $19,262
Mortgage Banking Activities                                 3,613          9,652          11,485          6,845         14,895
Commissions and Fees                                        4,737          5,280           4,209          3,705          3,229
Other Loan Fees                                             2,390          3,355           5,104          2,147          1,872
Other Non-Interest Income                                  13,269          8,688           6,085          4,990          5,275
------------------------------------------------------------------------------------------------------------------------------
  Subtotal                                                 66,921         61,147          56,143         42,119         44,533
Net Securities Gains                                        8,499            312           6,749          2,337          5,556
------------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Income                               $75,420        $61,459         $62,892        $44,456        $50,089
==============================================================================================================================

     Deposit service charges rose 26% over the prior year due mainly to a $6.9 million increase in retail demand deposit service fees. Average interest-bearing demand/money market deposits grew $55.8 million or 10% over last year while non-interest bearing deposits increased $37.1 million or 15%. These increases are the result of network expansion and continued promotion and sales efforts of retail deposit products.

     Income from mortgage banking activities declined $6.0 million to $3.6 million from $9.7 million in 1999. This decline was from lower production as a result of higher interest rate environment for residential mortgages. As a result, mortgage originations during the year decreased $450 million to $314 million. During the fourth quarter of 2000, the Corporation made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and to no longer seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp. are being phased out.

     Commissions and fees decreased $543 thousand during 2000. This decrease is mainly associated with lower income from Provident Investment Center (PIC), a wholly owned subsidiary of the Bank. PIC offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. For the year 2000, income associated with these products decreased by $435 thousand to $2.8 million. This decrease is attributed to lower sales volume due to an inverted yield curve and a volatile and erratic stock market. Other non-interest income increased $3.6 million over 1999, mainly due to higher bankcard income, which increased $3.0 million and $1.6 million associated with Bank Owned Life Insurance.

Non-Interest Expense

     Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $148 million represented a $16 million increase from 1999 expenses.

     Table 5 presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary
Table 5

(in thousands)                                         2000             1999            1998            1997            1996
=================================================================================================================================
Salaries and Employee Benefits                       $ 71,207         $ 66,394        $ 61,853        $ 54,548        $ 55,416
Occupancy Expense, Net                                 12,951           11,376          10,349          10,018           9,317
Furniture and Equipment                                10,073            8,927           8,123           7,354           7,036
External Processing Fees                               16,420           14,883          14,006          12,374          10,929
Advertising and Promotion                               7,582            6,806           7,171           5,678           5,986
Communication and Postage                               5,673            5,231           4,376           3,693           3,861
Printing and Supplies                                   2,715            2,463           2,502           2,277           2,351
Federal Insurance Fund Recapitalization                    --               --              --              --           3,029
Regulatory Fees                                         1,217            1,120             939           1,016           1,699
Professional Services                                   2,731            2,706           2,413           2,762           3,000
Merger Related Expenses                                    --               --              --          10,047              --
Capital Securities Expenses                             5,558            3,160           2,359              --              --
Other Non-Interest Expense                             12,241            9,590           8,971           8,543           7,723
---------------------------------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense                         $148,368         $132,656        $123,062        $118,310        $110,347
=================================================================================================================================

     Salaries and benefits increased $4.8 million during the year. Compensation increased $4.2 million while benefits were up $573 thousand. The rise in these categories is attributable to network expansion as 15 new branches were opened. Regular salaries rose $5.5 million mainly attributable to merit increases and increased staffing associated with branch expansion. Full-time equivalent employees as of December 31, 2000 were 1,594 compared to 1,511 last year. Occupancy costs rose $1.6 million or 14% over last year. This increase is mainly due to additional rent and leasehold improvements as the branch network increased to 98 branches in 2000. Total furniture and equipment expense increased $1.1 million due to upgrading of technology and branch network expansion.

     External processing increased $1.5 million, or 10%, the majority of which was associated with a 6.5% increase in average account volume. During the first quarter of 2000, the Corporation issued $30 million of trust preferred securities with a maturity of 30 years, callable at the end of the fifth year. The rate on these trust preferred securities is 10.0%. The 2000 capital securities expense was $5.6 million compared to $3.2 million for 1999. All other non-interest expenses were up by $4.2 million from 1999. This increase in other non-interest expenses was due to network expansion as communication, postage, marketing, supplies, personnel costs, net losses and travel and entertainment expenses increased $3.5 million from 1999. Expenses for goodwill and low income housing investments were $565 thousand for 2000 compared to zero in 1999. The Corporation also recognized approximately $800 thousand in one time charges for the restructuring of Provident Mortgage Corp.

Income Taxes

     Provident recorded income tax expense of $20.6 million on pre-tax income of $64.6 million for an effective tax rate of 31.8%. This compares with a 32.4% effective tax rate for 1999. This decrease is mainly related to a higher level of tax-advantaged income and settlement of prior years' exams.

Fourth Quarter Results

     Provident recorded net income of $12.6 million, or $.47 per share on a diluted basis, in the fourth quarter of 2000, an increase of $1.0 million, or 9.1%, over the $11.5 million, or $.42 per share on a diluted basis, recorded in the same period last year. The higher earnings were principally due to a 33% increase in non-interest income or $4.8 million. Net interest income also increased $1.0 million. A rise in operating expenses partially offset the increase in income.

     Tax-equivalent net interest income in the fourth quarter rose 2.4% or $978 thousand to $41.4 million. This increase was mainly related to a $515 million rise in earning assets offset in part by a 23 basis point drop in net interest margin. The decrease in the net interest margin primarily reflected a flatter yield curve as yield on earning assets increased 18 basis points while the costs of funds increased 41 basis points.

     The Corporation recorded a provision for loan losses of $3.3 million during the quarter to provide for loan growth in the portfolio as well as an increase in net charge-offs.

     Non-interest income increased 33% to $19.5 million. Fee income from deposit accounts increased $3.0 million, and other non-interest income increased $2.0 million. Increase in other non-interest income was mainly associated with card holder income and income associated with Bank Owned Life Insurance. During the fourth quarter of 2000, the Corporation made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp., are being phased out. Net securities gains were $641 million compared to zero in the same period of 1999.

     Non-interest expense increased $5.2 million to $39.1 million. Compensation and benefits increased $2.2 million compared to the same period in 1999. Compensation was up $1.7 million while benefits increased $460 thousand due to network expansion. Occupancy expense was $411 thousand higher due to network expansion and annual lease increases. External processing fees increased $577 thousand, which was associated with increased account volume. Other expenses included higher minority interest expenses of $835 thousand associated with the capital issuance of trust preferred securities during the first quarter of 2000, higher furniture and equipment expenses of $259 thousand, higher net losses of $276 thousand and goodwill amortization of $195 thousand associated with the purchase of Harbor Federal Bancorp. The Corporation also recognized approximately $800 thousand in one time charges for the restructuring of Provident Mortgage Corp.

     Table 6 presents quarterly financial data for 2000 and 1999.

Consolidated Quarterly Results of Operations, Market Prices and Dividends (unaudited)

Table 6

                                                     2000                                               1999
-----------------------------------------------------------------------------------------------------------------------------------
                                       Fourth      Third       Second       First        Fourth      Third      Second       First
(in thousands, except per share data)  Quarter     Quarter     Quarter     Quarter       Quarter    Quarter     Quarter     Quarter
===================================================================================================================================
Interest Income                       $107,228    $107,483    $101,827     $98,014       $95,055    $89,962     $85,988     $81,372
Interest Expense                        66,100      67,151      62,273      57,595        54,894     52,171      49,565      47,631
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income                     41,128      40,332      39,554      40,419        40,161     37,791      36,423      33,741
Provision for Loan Losses                3,257       3,285      13,035       4,300         3,635      3,215       2,759       1,961
-----------------------------------------------------------------------------------------------------------------------------------
Net Interest Income After
 Provision for Loan Losses              37,871      37,047      26,519      36,119        36,526     34,576      33,664      31,780
Non-Interest Income                     18,883      17,148      16,600      14,290        14,680     15,451      15,416      15,600
Net Securities Gains (Losses)              641          --       7,779          79            --         --         375         (63)
Non-Interest Expense                    39,098      37,295      36,946      35,029        33,907     33,504      33,003      32,242
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes              18,297      16,900      13,952      15,459        17,299     16,523      16,452      15,075
Income Tax Expense                       5,722       5,545       4,707       4,594         5,769      5,218       5,462       4,750
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item      $ 12,575    $ 11,355     $ 9,245     $10,865       $11,530    $11,305     $10,990     $10,325
Extraordinary Item                          --          --          --         770            --         --          --          --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                            $ 12,575    $ 11,355     $ 9,245     $11,635       $11,530    $11,305     $10,990     $10,325
-----------------------------------------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income--Basic*                    $    .48    $    .44     $   .35     $   .44       $   .43    $   .42     $   .41     $   .39
Net Income--Diluted*                  $    .47    $    .43     $   .35     $   .43       $   .42    $   .41     $   .40     $   .37
Market Prices: High                      21.06       16.88       16.55       16.91         21.25      23.33       27.09       25.74
               Low                       16.38       13.31       13.19       13.21         16.49      19.23       20.48       22.39
Cash Dividends Paid                       .180        .175        .162        .157          .152       .148        .136        .132
===================================================================================================================================

*Income before extraordinary item for first quarter 2000 was $.41 and $.40 for basic and diluted earnings per share respectively.

Financial Condition

Source and Use of Funds

Deposits

     A major portion of the Bank's funding comes from core deposits, which consist of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 98 branch banking locations. At December 31, 2000, core deposits represented 63% of total deposits and 48% of total liabilities. Future funding growth is expected to be generated from deposit growth through strategies outlined below.

     The branch network strategy includes traditional full service branch locations and in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank, as of December 31, 2000, had 56 traditional branch locations and 42 in-store branches. The Bank has an agreement with Supervalu to operate branches in their Metro and Basic supermarkets in the Baltimore metropolitan area and Shoppers Food Warehouse in the Washington, D.C. metropolitan area. Additional branch opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has nine additional branches planned for 2001. The Bank continues to attract increased commercial and retail deposits. Interest-bearing demand/money market deposit balances at December 31, 2000 were up $83.5 million, or 15%, compared to year-end 1999. The Bank decided to sell its check cashing facilities during the second quarter of 2000 and closed that transaction during the third quarter of 2000.

     The table below presents the average deposit balances and rates paid for the five years ended December 31, 2000.

Average Deposits

Table 7

                                        2000                1999                 1998                1997                  1996
------------------------------------------------------------------------------------------------------------------------------------
                                 Average   Average    Average  Average    Average   Average    Average  Average    Average   Average
(dollars in thousands)           Balance    Rate      Balance   Rate      Balance    Rate      Balance   Rate      Balance    Rate
====================================================================================================================================
Noninterest-Bearing           $  292,360      --%  $  255,259     --%   $  212,339     --%  $  176,645     --%   $  158,635     --%
Money Market/Demand              599,030    2.86      543,257   2.60       463,874   2.97      403,128   2.81       380,913   2.89
Savings                          608,617    2.23      614,869   2.34       617,643   3.05      620,267   3.30       621,995   2.75
Time:
  Certificates of Deposit      2,227,174    6.26    2,011,484   5.69     1,559,985   5.67    1,194,202   5.69       922,616   5.80
  Individual Retirement
   Accounts                      139,371    5.48      148,441   5.39       162,088   5.75      111,252   5.65       105,680   5.80
                              ----------           ----------           ----------          ----------           ----------
    Total Average
     Balance/Rate             $3,866,552    4.60%  $3,573,310   4.23%   $3,015,929   4.32%  $2,505,494   4.23%   $2,189,839   4.01%
                              ==========           ==========           ==========          ==========           ==========
    Total Year-End Balance    $3,954,770           $3,808,528           $3,419,557          $2,754,515           $2,286,144
                              ==========           ==========           ==========          ==========           ==========


     As the table above indicates, the Bank has a stable base of consumer savings deposits. During 2000, average deposits grew $293 million, or 8.2%, compared to 1999. Average money market/demand deposits and non-interest-bearing deposits increased $92.9 million or 11.6%. This growth reflects an emphasis on full banking relationships with retail and commercial customers. Average time deposits increased $207 million, or 10%, $132 million of which is attributable to brokered deposits. Brokered deposits, often a cheaper source of funds compared to other available sources of borrowed money, such as Federal Home Loan Bank advances and repurchase agreements, are used to match fund investments and acquired loans.

     The table below presents information at December 31, 2000, with respect to the maturity of Certificates of Deposit of $100,000 or more.

Deposit Maturities

Table 8

                                                       Maturities
                              --------------------------------------------------------------
                                                Over Three        Over Six
                              Three Months       Months to        Months to        Over 12
(dollars in thousands)           or Less        Six Months        12 Months         Months             Total
==============================================================================================================
Balance                          $59,883          $28,145          $46,452          $57,754          $192,234
Percent of Total                    31.2%            14.6%            24.2%            30.0%            100.0%


Credit Risk Management

     Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.

     Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. These procedures are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Credit risk analysis assigns a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests risk assessments and determines the adequacy of the allowance for loan losses.

     Financial Accounting Standards require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 2000, there were $13.6 million in commercial loans considered to be impaired.

Loans

     The Bank offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in Table 9, the mix of loans outstanding is heavily consumer oriented. Of the total loans, $2.0 billion, or 60%, are secured by residential real estate including first and second mortgages, and home equity loans.

     During the fourth quarter of 2000, the Bank made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. As a result, the mortgage lending operations of its subsidiary, Provident Mortgage Corp., are being phased out. Prior to this decision, residential mortgage lending included the origination, sale and servicing of fixed and variable rate mortgage loans. Loans were originated through the loan production offices of Provident Mortgage Corp. Mortgage origination activity in 2000 was $314 million compared to $764 million in 1999. During 2000, income from the sale of loans was $1.2 million. The mortgage servicing portfolio ended the year at $565 million. The residential real estate mortgage loan balance at December 31, 2000 was $476 million compared to $245 million at the end of the prior year.

     The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.

Loan Portfolio Summary

Table 9

(dollars in thousands)       2000        %        1999         %       1998        %        1997         %        1996         %
------------------------------------------------------------------------------------------------------------------------------------
Consumer                  $2,026,013   60.1%   $2,204,943    69.2%  $2,154,557   69.5%   $1,667,094    61.7%   $1,211,971     54.0%
Commercial Business          356,041   10.6       363,059    11.4      375,930   12.1       288,289    10.7       294,844     13.1
Real Estate--Construction:
  Residential                109,046    3.2        89,513     2.8       89,777    2.9        99,926     3.7       112,072      5.0
  Commercial                 156,872    4.6        62,362     2.0       34,668    1.1        25,154      .9         9,470       .4
Real Estate--Mortgage:
  Residential                476,030   14.1       245,401     7.7      238,282    7.7       362,012    13.4       355,566     15.8
  Commercial                 249,769    7.4       218,841     6.9      206,997    6.7       258,593     9.6       263,950     11.7
------------------------------------------------------------------------------------------------------------------------------------
Total Loans               $3,373,771  100.0%   $3,184,119   100.0%  $3,100,211  100.0%   $2,701,068   100.0%   $2,247,873    100.0%
------------------------------------------------------------------------------------------------------------------------------------

     The Bank offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. The portfolio of acquired loans decreased $80 million on average, ending the year at $1.3 billion, and was predominately comprised of second mortgages. The Bank securitized $324 million of acquired second mortgage loans during the third quarter of 2000 and retained the securities in the investment portfolio.

     Average consumer loan balances through credits originated remained relatively flat during the year, ending the year with a balance of $770 million. During 2000, the Bank made a decision to exit both indirect auto and residential mortgage lending to concentrate on more profitable businesses. Most of the automobile loans were made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Auto loans that were made through this network of dealerships ended the year at $183 million. Marine loan balances ended 2000 with $225 million, and were produced primarily through correspondent brokers. Home equity lines of credit totaled $161 million at the end of 2000 while direct second mortgage loans ended the year at $147 million.

     The Bank's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Average commercial real estate mortgage loans increased $27 million or 13% while average commercial construction loans increased $72 million or 166%. Average residential construction loans increased $6.6 million or 7% to end the year at $109 million.

     The commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank stresses the importance of asset quality as well as the development of new marketing programs. Average commercial loans declined by $31 million, or 8%, ending the year at $356 million. This decline is associated with a decision to reduce the Bank's exposure to national syndicated credits. At December 31, 2000, national syndicated credits represented 3.9% of the total loan portfolio, down from 4.9% at December 31, 1999. The Bank has minimal exposure to highly leveraged transactions ("HLTs"). HLTs are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower's liabilities. HLTs totaled $53.1 million as of year-end, and all are performing in accordance with their contractual terms.

Non-Performing Assets and Past Due Loans

     Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. The Bank does not place consumer loans on non-accrual status as delinquent consumer loans outstandings and any uncollected interest is generally charged-off at the time such loan would be placed on non-accrual status. Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans decreased $7.7 million, mainly in commercial business. This decrease is due to one national shared health care relationship in which part of the largest portion was written-off during the third quarter of 2000. The financial condition of the health care industry remains weak, but the Corporation has been closely monitoring these and several other of the bank's health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. The entire health care portfolio represents 3.0% of the Bank's total loans, down from 3.5% at December 31, 1999. The increase in past due consumer loans is related to purchases in the acquired portfolio, the majority of which are secured by residential real estate. Non-performing assets and past due loans ended the year at $24 million and $37 million, respectively. (See the discussion under Loans on page 15.) The ratio of total non-performing loans to year-end loans decreased to .63% compared to .91% at the end of 1999. This decrease is associated with the health care credit noted above.

     Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.

                                                                                      Year Ended
         (in thousands)                                                            December 31, 2000
         ==============================================================================================
         Gross interest income that would have been recorded
           had such loans been paid in accordance with original terms                    $2,654
         Interest income actually recorded                                                  399

Non-Performing Assets and Past Due Loans

Table 10

                                                                                      December 31,
-------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                       2000           1999            1998           1997           1996
===============================================================================================================================
Non-Accrual Loans:
  Consumer (1)                                            $    --        $    --         $    --        $    --        $ 9,809
  Commercial Business                                      13,601         21,329           3,550          2,917            539
  Real Estate--Construction:
    Residential                                                --             --           1,570             --             37
    Commercial                                                 --             --              --             --             --
  Real Estate--Mortgage:
    Residential                                             7,619          7,579           6,397          6,937          4,372
    Commercial                                                 --             --              --             --            125
-------------------------------------------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                                  21,220         28,908          11,517          9,854         14,882
-------------------------------------------------------------------------------------------------------------------------------
Renegotiated Loans:
  Commercial Business                                         165             --              --             --             --
  Real Estate--Construction:
    Residential                                                --             --              --             --             --
    Commercial                                                 --             --              --             --             --
  Real Estate--Mortgage:
    Residential                                                --             --              --             --             --
    Commercial                                                 --             --              --             --          3,942
-------------------------------------------------------------------------------------------------------------------------------
Total Renegotiated Loans                                      165             --              --             --          3,942
-------------------------------------------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Real Estate--Construction:
    Residential                                               516          1,538             454            454            132
    Commercial                                                 --             --              --             --          9,571
  Real Estate--Mortgage:
    Residential                                             2,060          1,395           2,554          2,367            903
    Commercial                                                 --             --           1,900             --             --
-------------------------------------------------------------------------------------------------------------------------------
  Total Other Non-Performing Assets                         2,576          2,933           4,908          2,821         10,606
-------------------------------------------------------------------------------------------------------------------------------
Total Non-Performing Assets                               $23,961        $31,841         $16,425        $12,675        $29,430
===============================================================================================================================
Past Due Loans:
  Consumer (1)                                            $31,771        $23,369         $19,187        $14,371        $   237
  Commercial Business                                         131             59              --            126             --
  Real Estate--Construction:
    Residential                                                --             --              --            133             --
    Commercial                                                 --             --              --             --             --
  Real Estate--Mortgage:
    Residential                                             4,589          5,753           8,806         10,646          7,823
    Commercial                                                919             --              --             --             --
-------------------------------------------------------------------------------------------------------------------------------
  Total Past Due Loans                                    $37,410        $29,181         $27,993        $25,276        $ 8,060
===============================================================================================================================
Ratios:
  Total Non-Performing
    Loans to Year-End Loans                                   .63%           .91%            .37%           .36%           .84%
  Total Non-Performing Assets to Year-End Assets              .44            .63             .35            .32            .84
===============================================================================================================================

(1) Prior to 1997, consumer loans were generally placed into non-accrual status at 90 days past due and subsequently charged off. Beginning in 1997, to conform to standard industry practice, consumer loans are not placed in non-accrual status but are generally charged-off at 120 days past due for installment loans and 180 days for revolving loans.

Allowance for Loan Losses

     The Corporation maintains an allowance for loan losses, which is available to absorb potential losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience, to all other loans.

     Management believes that the allowance at December 31, 2000 will be adequate to absorb losses inherent in the portfolio. Management believes that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. While the Corporation believes it has established its existing allowance for loan losses in accordance with GAAP, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request an increase in the allowance for loan losses. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

     The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

Loan Loss Experience Summary

Table 11

(dollars in thousands)                            2000              1999             1998              1997             1996
===============================================================================================================================
Balance at Beginning of Year                  $   39,780        $   42,739       $   36,861        $   30,361       $   27,524
Allowance of Acquired Company                        404                --               --                --               --
Provision for Loan Losses                         23,877            11,570           12,027             9,953           10,011
Allowance Related to Securitized Loans              (950)           (1,500)              --                --               --
Loans Charged-Off:
  Consumer                                        11,040             7,940            4,550             3,641            2,888
  Commercial Business                             13,000             5,705            1,031               143            5,170
  Real Estate--Construction:
    Residential                                       --               500              593               305               37
    Commercial                                        --                --               25                37                8
  Real Estate--Mortgage:
    Residential                                      209               412              258               289              360
    Commercial                                        --                --            1,281               798              399
-------------------------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                               24,249            14,557            7,738             5,213            8,862
-------------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                         1,414             1,236              970               871              826
  Commercial Business                                148               106              109               882              801
  Real Estate--Construction:
    Residential                                       --                --               68                --               --
    Commercial                                        --                24               16                 1               16
  Real Estate--Mortgage:
    Residential                                       --                --               11                 1               45
    Commercial                                       236               162              415                 5               --
-------------------------------------------------------------------------------------------------------------------------------
  Total Recoveries                                 1,798             1,528            1,589             1,760            1,688
-------------------------------------------------------------------------------------------------------------------------------
Net Loans Charged-Off                             22,451            13,029            6,149             3,453            7,174
===============================================================================================================================
Balance at End of Year                        $   40,660        $   39,780       $   42,739        $   36,861       $   30,361
===============================================================================================================================
Balances:
  Loans--Year-End                             $3,373,771        $3,184,119       $3,100,211        $2,701,068       $2,247,873
  Loans--Average                               3,395,960         3,265,502        2,888,305         2,445,316        2,023,536
Ratios:
  Net Loans Charged-Off to Average Loans             .66%              .40%             .21%              .14%             .35%
  Allowance for Loan Losses to Year-End Loans       1.21              1.25             1.38              1.36             1.35
-------------------------------------------------------------------------------------------------------------------------------

     The continued emphasis on loan quality and close monitoring of potential problem credits has resulted in a strong credit portfolio. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, loan loss provisions in the form of charges to operations are made to bring the allowance up to a level management believes is adequate.

     An analysis of the loan portfolio was performed at December 31, 2000, and expected losses have been provided for in the allowance for loan losses. During 2000, the loan loss allowance increased $880 thousand to $40.7 million at year-end. This increase is related to the increase in credit exposure as the total loans increased $190 million, $231 million from the residential mortgage loans. The allowance as a percentage of total loans was 1.21% at December 31, 2000 compared to 1.25% at December 31, 1999. The allowance for loan losses as a percentage of non-accrual loans was 190% at December 31, 2000, compared to 138% the prior year. The portion of the allowance which is allocated to non-accrual loans, is determined by estimating the potential loss on each credit after giving consideration to the value of underlying collateral.

     The Corporation maintains a loan classification and review system to identify those loans with a higher than normal risk of uncollectibility. Estimated potential losses from internally criticized loans have been provided for in determining the allowance for loan losses.

     Table 12 reflects the allocation of the allowance for loan losses to the various loan categories as required by the Securities and Exchange Commission. The entire allowance for loan losses is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses
Table 12

(in thousand)                                                2000           1999            1998           1997           1996
-------------------------------------------------------------------------------------------------------------------------------
Consumer                                                  $ 8,125        $ 7,100         $ 6,057        $ 3,390        $ 4,572
Commercial Business                                        10,312         12,672          11,042          8,376          3,120
Real Estate--Construction:
  Residential                                               1,283          1,086           1,638          1,585          1,408
  Commercial                                                1,980            799             439            384            883
Real Estate--Mortgage:
  Residential                                               3,965          1,289             634            592            998
  Commercial                                                2,133          1,843           1,863          2,486          2,704
Unallocated                                                12,862         14,991          21,066         20,048         16,676
-------------------------------------------------------------------------------------------------------------------------------
  Total Allowance for Loan Losses                         $40,660        $39,780         $42,739        $36,861        $30,361
-------------------------------------------------------------------------------------------------------------------------------

Investment Securities

     The Corporation's investment activities include management of the $1.9 billion investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipal securities and other debt securities. In addition to investment securities, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.

     The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

Investment Securities Summary
Table 13

(dollars in thousands)                         2000        %         1999         %        1998
-------------------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations             $   87,405      4.7%   $   56,447      3.4%   $   42,293
  Mortgage-Backed Securities              1,644,202     87.6     1,469,605     87.9       992,089
  Municipal Securities                       26,080      1.4        26,205      1.6        27,732
  Other Debt Securities                     118,822      6.3       119,250      7.1       136,397
-------------------------------------------------------------------------------------------------
    Total Securities Available for Sale   1,876,509    100.0     1,671,507    100.0     1,198,511
-------------------------------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations                     --     --              --      --            --
  Mortgage-Backed Securities                     --     --              --      --            --
-------------------------------------------------------------------------------------------------
    Total Securities Held to Maturity            --     --              --      --            --
-------------------------------------------------------------------------------------------------
    Total Investment
     Securities Portfolio                $1,876,509    100.0%   $1,671,507    100.0%   $1,198,511
-------------------------------------------------------------------------------------------------
Total Portfolio Yield                           7.1%                   7.0%                   6.6%
-------------------------------------------------------------------------------------------------

Investment Securities Summary
Table 13

(dollars in thousands)                       %        1997        %       1996        %
---------------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations                3.5%  $ 55,576      5.7%  $   71,882      6.8%
  Mortgage-Backed Securities               82.8    885,491     90.0      847,194     80.4
  Municipal Securities                      2.3     19,391      2.0       19,091      1.8
  Other Debt Securities                    11.4     22,783      2.3       29,987      2.8
---------------------------------------------------------------------------------------------
    Total Securities Available for Sale   100.0    983,241    100.0      968,154     91.8
---------------------------------------------------------------------------------------------
Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations               --           --     --         32,395      3.1
  Mortgage-Backed Securities               --           --     --         53,842      5.1
---------------------------------------------------------------------------------------------
    Total Securities Held to Maturity      --           --     --         86,237      8.2
---------------------------------------------------------------------------------------------
    Total Investment
     Securities Portfolio                 100.0%  $983,241    100.0%  $1,054,391    100.0%
---------------------------------------------------------------------------------------------
Total Portfolio Yield                                  7.0%                  6.9%
---------------------------------------------------------------------------------------------

     During 2000, the Corporation continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 2000 were to maintain an appropriate level of quality, to ensure sufficient liquidity in various interest rate environments while maximizing yield and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employed off-balance sheet and on balance sheet strategies. Total investment securities increased $205 million during 2000 as a result of securitizing $324 million of purchased consumer loans during the third quarter of 2000. Notional amounts of off-balance sheet positions totaled $540 million at December 31, 2000 compared to $1.6 billion at December 31, 1999.

     The Corporation segregates its investment securities into three categories:
1) held to maturity, 2) trading, and 3) available for sale. All securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is reflected as a change in stockholders' equity through accumulated other comprehensive income. Trading securities must be measured at fair value and changes included in income for the period. As of December 31, 2000, the Corporation had no investments classified as trading securities. Securities designated as held to maturity are carried at amortized cost. At December 31, 2000, the available for sale portfolio included net unrealized losses of approximately $16.5 million, compared to net unrealized losses of $68.2 million at December 31, 1999.

     In addition to unrealized gains and losses, the Corporation realized $8.8 million in gains and $328 thousand in losses from the sale of securities from the available for sale portfolio in 2000. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both performance and risks.

Liquidity and Sensitivity to Interest Rates

Liquidity

     An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received.

     The Bank's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The committee continually monitors the amount and source of available liquidity, the time required to obtain it and its cost. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

     Primary sources of liquidity at December 31, 2000 were investment securities available for sale and scheduled loan repayments. Investment securities available for sale totaled $1.9 billion. This represents 36% of total liabilities at December 31, 2000, the same as December 31, 1999. Maturities of investment securities, as Table 14 indicates, is expected to generate $287 million in funds in 2001 and $1.1 billion, or 58%, of the portfolio within the next five years.

     The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 2000.

Maturities of Investment Securities Portfolio
Table 14


                                          In One Year    After One Year     After Five Years
                                            or Less    Through Five Years  Through Ten Years
--------------------------------------------------------------------------------------------
(dollars in thousands)                  Amount   Yield   Amount    Yield    Amount   Yield
--------------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations           $  5,010   5.0%   $     --    --%  $     --     --%
  Mortgage-Backed Securities            277,706   7.3     789,431   7.0    345,099    6.9
  Municipal Securities                    3,785   7.5      11,668   7.7      9,340    7.7
  Other Debt Securities                     500   9.8         400   6.3         --     --
--------------------------------------------------------------------------------------------
Total Investment Securities Portfolio  $287,001   7.3%   $801,499   7.0%  $354,439    7.0%
--------------------------------------------------------------------------------------------

Maturities of Investment Securities Portfolio
Table 14

                                              Over       Unrealized
                                           Ten Years     Gain (Loss)
--------------------------------------------------------------------------------------------
(dollars in thousands)                  Amount   Yield     Amount       Total     Yield
--------------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations           $ 78,059   7.3%  $  4,336     $ 87,405    7.2%
  Mortgage-Backed Securities            233,162   6.5     (1,196)   1,644,202    7.0
  Municipal Securities                    1,049   7.7        238       26,080    7.7
  Other Debt Securities                 137,753   7.5    (19,831)     118,822    7.5
--------------------------------------------------------------------------------------------
Total Investment Securities Portfolio  $450,023   7.0%  $(16,453)  $1,876,509    7.1%
--------------------------------------------------------------------------------------------

Yields do not give effect to changes in fair value that are reflected as a component of stockholders' equity.

     Loan repayments are another source of liquidity. Scheduled loan repayments during the year 2000 are $450 million, or 13.3% of loans. Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 2000. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.


Loan Maturities and Rate Sensitivity
Table 15

                                         In One Year      After One Year       After Five
(dollars in thousands)                     or Less      Through Five Years        Years               Total         Percentage
-------------------------------------------------------------------------------------------------------------------------------
Loan Maturities:
Consumer                                  $283,805          $  772,365         $  969,843          $2,026,013            60.1%
Commercial Business                         23,510             294,640             37,891             356,041            10.6
Real Estate--Construction:
  Residential                               66,349              40,324              2,373             109,046             3.2
  Commercial                                51,874             101,960              3,038             156,872             4.6
Real Estate--Mortgage:
  Residential                                9,193              31,286            435,551             476,030            14.1
  Commercial                                15,004             199,100             35,665             249,769             7.4
-------------------------------------------------------------------------------------------------------------------------------
  Total Loans                             $449,735          $1,439,675         $1,484,361          $3,373,771           100.0%
-------------------------------------------------------------------------------------------------------------------------------
Rate Sensitivity:
  Predetermined Rate                      $287,193          $1,058,005         $1,016,872          $2,362,070            70.0%
  Variable or Adjustable Rate              162,542             381,670            467,489           1,011,701            30.0
-------------------------------------------------------------------------------------------------------------------------------
  Total Loans                             $449,735          $1,439,675         $1,484,361          $3,373,771           100.0%
-------------------------------------------------------------------------------------------------------------------------------

     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.5 billion, or 48%, of total liabilities and 45% of total assets.

     An important element in liquidity management is the availability of borrowed funds. At December 31, 2000, short-term borrowings totaled $398 million, or 7.7%, of liabilities in contrast to $301 million, or 6.3%, of liabilities at December 31, 1999. Another key element in liquidity management is the use of brokered CDs. Brokered CDs at December 31, 2000 amounted to $1.3 billion, a $161 million decrease from the same period last year. The average maturity of short-term borrowings at the end of the year was 17 days. These borrowings were fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank and totaled $725 million as of December 31, 2000. It is anticipated that the Bank will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank. During the first quarter of 2000, the Corporation issued an additional $30 million of trust preferred securities with a maturity of 30 years, callable at the end of the fifth year. The rate on this issue of trust preferred securities is 10.0%. Total issuance of trust preferred securities now totals $70 million.

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

     Measuring and managing interest rate risk is a dynamic process that is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of the Corporation's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and off-balance sheet derivatives.

     Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twenty-four month horizon under a variety of interest rate scenarios.

     As of December 31, 2000, the Corporation's interest sensitive liabilities exceeded interest sensitive assets within a one year period by $1.7 billion, or 31.5% of assets. The Bank's savings products are structured to give management the ability to reset the rates paid on a monthly basis. This causes the Bank to become more liability sensitive. If interest rates rise, the rate paid on savings deposits may follow, and the Corporation's net interest margin may decline. Management continues to take steps to protect the Bank from possible changes in interest rates. In 2000, these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate off-balance sheet strategies to address potential changes in interest rates. These strategies lower the net interest margin but are designed to maintain an acceptable margin in a changing rate environment. As a result of off-balance sheet transactions undertaken to insulate the Bank from interest rate risks, interest income decreased by $28 thousand and interest expense increased by $2.3 million, for a total decrease of $2.3 million in net interest income for the year ending December 31, 2000.

     As of January 1, 2001, the Corporation will adopt Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon adoption, this statement requires the Corporation to mark to market all derivative instruments as a transition adjustment. This transition adjustment is estimated to be a $1.2 million after tax loss. The Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133 which is not expected to result in a material gain or loss. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.


Stockholders' Equity

     It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, the Corporation continues to maintain a strong capital position. The Corporation is well capitalized, exceeding all regulatory requirements as of December 31, 2000, see
Note 18--Regulatory Capital. At December 31, 2000, total stockholders' equity was $315 million, a $40.8 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $713 thousand was raised through the dividend reinvestment plan, $786 thousand from the exercise of stock options, while capital increased by $33.6 million during 2000 as a result of Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. An additional component of regulatory capital is the trust preferred securities issued in 1999 and 2000. These securities are treated as Tier I capital even though they are not included in stockholders' equity in the Consolidated Statement of Condition. During 2000, the Corporation also repurchased 3.2 million shares totaling $51 million and issued 2.1 million shares as part of the Harbor Federal acquisition. In the second quarter of 2000, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.

     On February 16, 2001, the Corporation entered into an agreement to repurchase approximately 1.4 million shares of common stock directly from Mid-Atlantic Investors, a major stockholder. These shares will be repurchased by the Corporation at a fixed price of $23.86 per share. The transaction will be executed in portions, but in its entirety prior to March 31, 2001. Funding will be provided through asset sales and will not affect liquidity requirements in the future.

     The Corporation exceeds all regulatory capital requirements as of December 31, 2000. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. The Corporation's core capital is equal to common stock, capital surplus and retained earnings less treasury stock. The calculation of the Corporation's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses, subject to certain limitations and capital securities less goodwill. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2000, the Corporation's total capital ratio was 10.48% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Tier 1 Capital ratio was 9.48%.

     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. The Bank's leverage ratio of 6.86% at December 31, 2000 was well in excess of this requirement.

Capital Components and Ratios
Table 16

                                                  December 31,
--------------------------------------------------------------------------
(dollars in thousands)                     2000                    1999
--------------------------------------------------------------------------
Qualifying Capital
Tier 1 Capital                        $ 385,453               $ 358,771
Total Capital                           426,113                 398,551
Risk-Weighted Assets                  4,067,838               3,907,332
Quarterly Average Assets              5,618,993               5,056,385

Ratios
Leverage Capital                           6.86%                   7.10%
Tier 1 Capital                             9.48                    9.18
Total Capital                             10.48                   10.20


Financial Review 1999/1998

     The Corporation recorded net income in 1999 of $44.2 million or $1.60 per share/diluted, a 14% increase over 1998. The growth in net earnings was attributable to a $17.5 million rise in net interest income offset in part by lower non-interest income of $1.7 million and higher operating costs of $9.3 million.

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

     Interest expense increased $16.8 million from 1999 resulting from a $488 million growth in average interest-bearing liabilities. The overall cost of funds declined 15 basis points as total interest-bearing liabilities decreased 17 basis points mainly due to lower rate environment for deposit products. Excluding the effect of off-balance sheet positions in each year, total costs of interest-bearing liabilities would have decreased 22 basis points. The average rate paid on borrowed funds decreased 26 basis points during 1999.

     The increase in average interest-bearing liabilities reflected a $514 million rise in interest-bearing deposits, $408 million of that was associated with brokered deposits and $39 million with money market certificates of deposit. Non-interest bearing demand deposit accounts grew by $43 million or 20%. The Corporation experienced a $27 million decrease in borrowed funds.

     The provision for loan losses was $11.6 million, down slightly from $12.0 million in 1998. Net charge-offs were $13.0 million in 1999 compared to $6.1 million in 1998. This increase in charge-offs was related to an adverse decision in a lawsuit associated with a letter of credit issued in 1989. Net charge-offs as a percentage of average loans was .40% in 1999 compared to .21% in 1998. Non-accrual loans ended the year at $28.9 million or .91% of loans outstanding, an increase of $17.4 million from December 31, 1998. This increase was due to one health care relationship, the largest portion of which is a shared national credit.

     Non-interest income is principally derived from fee-based services and mortgage banking activities and gains on investment securities sales. Total non-interest income decreased 2.7% to $61.0 million. Excluding net securities gains, non-interest income increased $4.7 million or 8.5%.

     Deposit service charges rose 16.8% over the prior year due mainly to a $4.4 million increase in retail demand deposit service fees. Average interest-bearing demand/money market deposits grew $79.4 million or 17% over last year while non-interest bearing deposits increased $42.9 million or 20%. These increases were the result of continued promotion and sales efforts of retail deposit products.

     Income from mortgage banking activities declined $1.8 million to $9.7 million from $11.5 million in 1998. This decline was from lower production as a result of higher interest rate environment for residential mortgages. Mortgage originations during the year decreased $291 million to $764 million.

     Commissions and fees increased $1.1 million during 1999. This increase was mainly associated with income from Provident Investment Center (PIC), a wholly owned subsidiary of the Bank. PIC offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. For the year 1999, income associated with these products increased by $895 thousand to $3.2 million. This increase was attributed to continued sales efforts towards these products. Other non-interest income increased $2.3 million over 1998, mainly due to higher bankcard income, which increased $2.1 million.

     Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $132 million represented a $9 million increase from 1998 expenses.

     Salaries and benefits increased $4.4 million during the year. Compensation increased $3.6 million while benefits were up $834 thousand. The rise in these categories was attributable to network expansion as 16 new branches were opened. Regular salaries rose $5.0 million mainly attributable to merit increases and increased staffing associated with branch expansion. Full-time equivalent employees as of December 31, 1999 were 1,511 compared to 1,414 last year. Occupancy costs rose $1.0 million or 9.9% over last year. This increase was mainly due to additional rent and leasehold improvements as the branch network increased to 83 branches in 1999. Total furniture and equipment expense increased $804 thousand due to upgrading of technology and branch network expansion.

     External processing increased $877 thousand, or 6.3%, associated with 12% increase in account volume. The year 1999 includes full year of capital securities expense of $3.2 million associated with the $40 million trust preferred securities offering during the second quarter of 1999. 1999 capital securities expense was $2.4 million. All other non-interest expenses were up by $1.4 million from 1998. This increase was in connection with higher communication and postage expenses of $855 thousand resulting from branch network expansion and higher net losses of $818 thousand associated with retail deposit accounts.

     Provident recorded income tax expense of $21.2 million on pre-tax income of $65.3 million for an effective tax rate of 32.4%. This compares with a 33.2% effective tax rate for 1998. This decrease was related to a higher level of state tax benefits.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

     See "Interest Sensitivity Management" on page 22 and refer to the disclosures on off-balance sheet items in Item 8--Financial Statements and Supplementary Data contained herein.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries
                                                                          PAGE
Report of Independent Accountants                                          27
For the Three Years Ended December 31, 2000, 1999 and 1998
  Consolidated Statement of Income                                         28
  Consolidated Statement of Changes in Stockholders' Equity                30
  Consolidated Statement of Cash Flows                                     31
  Consolidated Statement of Comprehensive Income                           32
Consolidated Statement of Condition at December 31, 2000 and 1999          29
Notes to Consolidated Financial Statements                              33-60


Financial Reporting Responsibility

Consolidated Financial Statements

     Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2000, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.


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

     Management assessed its internal control structure over financial reporting as of December 31, 2000. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control--Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 2000.

Compliance with Laws and Regulations

     Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

     Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2000.

REPORT OF INDEPENDENT ACCOUNTANTS

     To the Board of Directors and Stockholders of Provident Bankshares Corporation

     In our opinion, the accompanying consolidated statement of condition and the related consolidated statement of income, changes in stockholders' equity, cash flows, and comprehensive income present fairly, in all material respects, the financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 17, 2001 (except with respect to the matters discussed in Note 23, as to which the date is February 21, 2001)

CONSOLIDATED STATEMENT OF INCOME
Provident Bankshares Corporation and Subsidiaries

                                                                                           Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                            2000                 1999                1998
===================================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                                   $283,796             $261,837            $234,926
Interest on Securities                                                        128,402               88,094              80,184
Tax-Advantaged Interest                                                         2,092                2,337               2,762
Interest on Short-Term Investments                                                262                  109                 235
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Income                                                     414,552              352,377             318,107
-----------------------------------------------------------------------------------------------------------------------------------

INTEREST EXPENSE
Interest on Deposits                                                          177,696              151,071             130,315
Interest on Borrowings                                                         75,423               53,190              57,194
-----------------------------------------------------------------------------------------------------------------------------------
    Total Interest Expense                                                    253,119              204,261             187,509
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                         161,433              148,116             130,598
Less: Provision for Loan Losses                                                23,877               11,570              12,027
-----------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                         137,556              136,546             118,571
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST INCOME
Service Charges on Deposit Accounts                                            42,912               34,172              29,260
Mortgage Banking Activities                                                     3,613                9,652              11,485
Commissions and Fees                                                            4,737                5,280               4,209
Net Securities Gains                                                            8,499                  312               6,749
Other Non-Interest Income                                                      15,659               12,043              11,189
-----------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Income                                                  75,420               61,459              62,892
-----------------------------------------------------------------------------------------------------------------------------------

NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                 71,207               66,394              61,853
Occupancy Expense, Net                                                         12,951               11,376              10,349
Furniture and Equipment Expense                                                10,073                8,927               8,123
External Processing Fees                                                       16,420               14,883              14,006
Capital Securities Expense                                                      5,558                3,160               2,359
Other Non-Interest Expense                                                     32,159               27,916              26,372
-----------------------------------------------------------------------------------------------------------------------------------
    Total Non-Interest Expense                                                148,368              132,656             123,062
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                                     64,608               65,349              58,401
Income Tax Expense                                                             20,568               21,199              19,371
-----------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                               44,040               44,150              39,030
Extraordinary Item--Gain on Debt Extinguishment, Net                              770                   --                  --
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                   $ 44,810             $ 44,150            $ 39,030
===================================================================================================================================

Basic Earnings Per Share
Income Before Extraordinary Item                                             $   1.68             $   1.65            $   1.45
Net Income                                                                       1.71                 1.65                1.45
===================================================================================================================================

Diluted Earnings Per Share
Income Before Extraordinary Item                                             $   1.64             $   1.60            $   1.40
Net Income                                                                       1.67                 1.60                1.40
===================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries

                                                                                                            December 31,
-----------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                                2000                1999
===================================================================================================================================
ASSETS
Cash and Due From Banks                                                                         $   84,166          $   90,840
Short-Term Investments                                                                              12,378               1,759
Mortgage Loans Held for Sale                                                                         8,243              30,535
Securities Available for Sale                                                                    1,876,509           1,671,507
Loans:
  Consumer                                                                                       2,026,013           2,204,943
  Commercial Business                                                                              356,041             363,059
  Real Estate--Construction                                                                        265,918             151,875
  Real Estate--Mortgage                                                                            725,799             464,242
-----------------------------------------------------------------------------------------------------------------------------------
    Total Loans                                                                                  3,373,771           3,184,119
Less: Allowance for Loan Losses                                                                     40,660              39,780
-----------------------------------------------------------------------------------------------------------------------------------
    Net Loans                                                                                    3,333,111           3,144,339
-----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                                         45,805              44,277
Accrued Interest Receivable                                                                         48,844              46,507
Other Assets                                                                                        95,492              64,713
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                                    $5,504,548          $5,094,477
===================================================================================================================================

LIABILITIES

Deposits:

  Noninterest-Bearing                                                                           $  327,334          $  264,252
  Interest-Bearing                                                                               3,627,436           3,544,276
-----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                               3,954,770           3,808,528
-----------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                                       1,122,806             928,441
Other Liabilities                                                                                   43,592              43,747
-----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                              5,121,168           4,780,716
-----------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities                             67,969              39,162
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares, Issued 29,708,943
 and 26,225,752 Shares; at December 31, 2000 and 1999, respectively                                 29,709              26,226
Capital Surplus                                                                                    251,184             203,364
Retained Earnings                                                                                  109,593             102,587
Net Accumulated Other Comprehensive Loss                                                           (10,695)            (44,323)
Treasury Stock at Cost--3,861,969 and 693,866 Shares
 at December 31, 2000 and 1999, respectively                                                       (64,380)            (13,255)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                       315,411             274,599
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                      $5,504,548          $5,094,477
===================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
Provident Bankshares Corporation and Subsidiaries

                                                                                 Accumulated
                                                                                    Other     Treasury                    Total
                                             Common       Capital    Retained   Comprehensive   Stock   Comprehensive Stockholders'
(in thousands, except per share data)         Stock       Surplus    Earnings   Income (Loss)  at Cost  Income (Loss)    Equity
===================================================================================================================================
Balance at January 1, 1998                  $23,285     $131,191     $113,463     $ 4,733     $ (2,490)                $270,182
  Net Income--1998                               --           --       39,030          --           --    $ 39,030       39,030
  Other Comprehensive Income, Net
   of Tax: Unrealized Gain on Debt
   Securities, Net of Reclassification
   Adjustment (see Note 16)                      --           --           --         575           --         575          575
                                                                                                          --------
Comprehensive Income                                                                                      $ 39,605
                                                                                                          ========
Dividends Paid ($.47 per share)                  --           --      (12,648)         --           --                  (12,648)
Exercise of Stock
 Options (337,498 shares)                       337        5,164           --          --           --                    5,501
Stock Dividend (1,165,433 shares)             1,165       35,184      (36,349)         --           --                       --
Purchase of Treasury
 Shares (297,700 shares)                         --           --           --          --       (7,287)                  (7,287)
Common Stock Issued under Dividend
 Reinvestment Plan (24,179 shares)               24          700           --          --           --                      724
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                $24,811     $172,239     $103,496     $ 5,308     $ (9,777)                $296,077
  Net Income--1999                               --           --       44,150          --           --    $ 44,150       44,150
  Other Comprehensive Income, Net
   of Tax: Unrealized Loss on Debt
   Securities, Net of Reclassification
   Adjustment (see Note 16)                      --           --           --     (49,631)          --     (49,631)     (49,631)
                                                                                                          --------
Comprehensive Income (Loss)                                                                               $ (5,481)
                                                                                                          ========
Dividends Paid ($.57 per share)                  --           --      (15,232)         --           --                  (15,232)
Exercise of Stock
 Options (172,271 shares)                       172        1,900           --          --           --                    2,072
Stock Dividend (1,216,219 shares)             1,216       28,611      (29,827)         --           --                       --
Purchase of Treasury
 Shares (168,100 shares)                         --           --           --          --       (3,478)                  (3,478)
Common Stock Issued under Dividend
 Reinvestment Plan (27,726 shares)               27          614           --          --           --                      641
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                $26,226     $203,364     $102,587    $(44,323)    $(13,255)                $274,599
  Net Income--2000                               --           --       44,810          --           --    $ 44,810       44,810
  Other Comprehensive Income, Net
   of Tax: Unrealized Gain on Debt
   Securities, Net of Reclassification
   Adjustment (see Note 16)                      --           --           --      33,628           --      33,628       33,628
                                                                                                          --------
Comprehensive Income                                                                                      $ 78,438
                                                                                                          ========
Dividends Paid ($.67 per share)                  --           --      (17,716)         --           --                  (17,716)
Exercise of Stock
 Options (82,220 shares)                         82          803           --          --           --                      885
Stock Dividend (1,256,017 shares)             1,256       18,832      (20,088)         --           --                       --
Purchase of Treasury
 Shares (3,168,103 shares)                       --           --           --          --      (51,125)                 (51,125)
Issuance of Stock for
 Acquisition of Harbor
 Federal Bancorp (2,098,006 shares)           2,098       27,519           --          --           --                   29,617
Common Stock Issued under Dividend
 Reinvestment Plan (46,948 shares)               47          666           --          --           --                      713
-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                $29,709     $251,184     $109,593    $(10,695)    $(64,380)                $315,411
===================================================================================================================================

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF CASH FLOWS
Provident Bankshares Corporation and Subsidiaries


                                                                                          Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                    2000               1999                 1998
=================================================================================================================================
Operating Activities
  Net Income                                                                  $ 44,810           $ 44,150             $ 39,030
  Adjustments to Reconcile Net Income to Net Cash
   Provided (Used) by Operating Activities:
    Depreciation and Amortization                                               20,527             29,230               28,200
    Provision for Loan Losses                                                   23,877             11,570               12,027
    Provision for Deferred Income Tax (Benefit)                                 11,775              2,833               (2,941)
    Realized Net Securities Gains                                               (8,499)              (312)              (6,749)
    Loans Originated or Acquired and Held for Sale                            (155,544)          (556,072)            (993,474)
    Proceeds from Sales of Loans Held for Sale                                 179,009            755,228              841,538
    Gain on Sales of Loans Held for Sale                                        (1,173)            (4,984)              (5,846)
    Other Operating Activities                                                    (436)               286              (23,551)
---------------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                             69,536            237,779             (150,796)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                               114,346            281,929             (111,766)
---------------------------------------------------------------------------------------------------------------------------------
Investing Activities
  Principal Collections and Maturities of Securities Available for Sale        246,709            197,055              251,725
  Proceeds on Sales of Securities Available for Sale                           255,775             22,820              947,030
  Purchases of Securities Available for Sale                                  (265,034)          (400,702)          (1,405,328)
  Loan Originations and Purchases Less Principal Collections                  (366,885)          (492,222)            (420,763)
  Purchases of Bank Owned Life Insurance                                       (51,620)                --                   --
  Proceeds from Business Acquisition                                             2,451                 --                   --
  Purchases of Premises and Equipment                                           (8,343)           (11,657)             (10,069)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                         (186,947)          (684,706)            (637,405)
---------------------------------------------------------------------------------------------------------------------------------
Financing Activities
  Net Increase (decrease) in Deposits                                          (27,188)           388,971              665,042
  Net Increase (decrease) in Short-Term Borrowings                              43,080            155,960             (201,928)
  Proceeds from Long-Term Debt                                                 699,917             26,000              475,380
  Payments and Maturities of Long-Term Debt                                   (602,020)          (134,121)            (209,218)
  Proceeds from Issuance of Trust Preferred Securities                          30,000                 --               39,238
  Issuance of Stock                                                              1,598              2,713                6,225
  Purchase of Treasury Stock                                                   (51,125)            (3,478)              (7,287)
  Cash Dividends on Common Stock                                               (17,716)           (15,232)             (12,648)
---------------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                       76,546            420,813              754,804
---------------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                            3,945             18,036                5,633
  Cash and Cash Equivalents at Beginning of Year                                92,599             74,563               68,930
---------------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                                      $ 96,544           $ 92,599             $ 74,563
=================================================================================================================================
Supplemental Disclosures
---------------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                     $ 189,037          $ 135,681            $ 111,775
Income Taxes Paid                                                               10,059             17,631               18,301
Stock Dividend                                                                  20,088             29,827               36,349
Stock Issued for Acquired Company                                               29,617                 --                   --
Loans Securitized and Converted to Securities Available for Sale               309,998            373,332                   --

The accompanying notes are an integral part of these statements.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
Provident Bankshares Corporation and Subsidiaries

                                                                                           Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                   2000                 1999                1998
=================================================================================================================================
Net Income                                                                    $44,810             $ 44,150             $39,030
  Net Other Comprehensive Income:
    Net Unrealized Gain (Loss) on Debt Securities                              39,152              (49,428)              4,655
    Less: Reclassification Adjustment for Gains Included in Net Income          5,524                  203               4,080
---------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                              33,628              (49,631)                575
---------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                   $78,438             $ (5,481)            $39,605
=================================================================================================================================

The accompanying notes are an integral part of these statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Provident Bankshares Corporation and Subsidiaries


NOTE 1--Summary of Significant Accounting Policies

     Provident Bankshares Corporation ("the Corporation") offers a wide range of banking services through its wholly owned subsidiary, Provident Bank, and its subsidiaries ("the Bank"). Product offerings include deposit products, cash management services, commercial and consumer loans and personal investment products. These services are provided through a network of 98 offices and 165 ATMs located primarily in the greater Baltimore/Washington metropolitan area, northern Virginia and southern Pennsylvania.

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

Principles of Consolidation

     The Consolidated Financial Statements include the accounts of Provident Bankshares Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition. Results of operations from entities acquired using the pooling of interest method are restated for all years presented.

Use of Estimates

     In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Actual results could differ from these estimates.

Investment Securities

     Investment portfolios are to be divided among three categories: securities available for sale, and if applicable, securities held to maturity and trading account securities. Securities available for sale are securities the Corporation intends to hold for an indefinite period of time, including securities used to manage asset/liability strategy, that may be sold to respond to changes in interest rates, prepayment risks, liquidity needs, manage capital or other similar factors. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as net accumulated other comprehensive income (loss), which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from sales of securities available for sale are recognized by the specific identification method and are reported in non-interest income. Any securities that the Corporation has the intent and ability to hold to maturity would be included in securities held to maturity and, accordingly, carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method.

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

     The Corporation defers and amortizes certain loan fees and costs over the life of the loan using the interest method. Net amortization of these fees and costs are recognized in interest income as a yield adjustment and are, accordingly, reported as Interest and Fees on Loans in the Consolidated Statement of Income. Unearned income on loans at December 31, 2000 and 1999 was not material with respect to the respective financial statements.

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

Mortgage Banking Activities

     In the fourth quarter of 2000 the Corporation repositioned its mortgage lending business by eliminating its operation and outsourcing the loan origination process. Prior to January 1, 2001 the Corporation engaged in sales of mortgage loans, which were originated internally or purchased from third parties. Accordingly, at December 31, 2000 mortgage loans held for sale were carried at the aggregate lower of cost or market value. Gains or losses on sales of these mortgage loans were recorded as a component of Non-Interest Income in the Consolidated Statement of Income.

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

Pension Plan

     The Corporation has a defined benefit pension plan which covers substantially all employees. The cost of this noncontributory pension plan was computed and accrued using the projected unit credit method. Prior service cost is amortized on a straight-line method over the average remaining service period of employees expected to receive benefits under the plan. Annual contributions are made to the plan in an amount equal to the minimum requirements, but no greater than the maximum allowed by regulatory authorities.

Statement of Cash Flows

     For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

NOTE 2--Business Combination

     On August 31, 2000 the Corporation completed its acquisition of Harbor Federal Bancorp, the parent of Harbor Federal Savings Bank, issuing approximately 2.1 million shares of common stock valued at approximately $29.6 million. The purchase method of accounting was used for the acquisition, accordingly, the purchase price was allocated to the fair value of net assets acquired. This allocation resulted in $8.1 million of goodwill and $2.5 million of deposit based intangibles, which are being amortized over twenty and seven years, respectively. The results of operations from the date of acquisition are included in the accompanying consolidated financial statements.

NOTE 3--Extraordinary Item

     During the first quarter of 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE 4--Restrictions on Cash and Due From Banks

     The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $30.3 million and $27.2 million during the years ended December 31, 2000 and 1999, respectively.

     In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2000 and 1999, the Corporation maintained average compensating balances of approximately $15.0 million and $11.1 million, respectively. In addition, the Corporation paid fees totaling $533 thousand in 2000, $556 thousand in 1999 and $389 thousand in 1998 in lieu of maintaining compensating balances.

NOTE 5--Investment Securities

     The aggregate amortized cost and market values of the available for sale securities portfolio at December 31 were as follows:

                                                        2000                                            1999
---------------------------------------------------------------------------------------------------------------------------------
                                                  Gross      Gross                                 Gross      Gross
                                    Amortized  Unrealized Unrealized    Market       Amortized  Unrealized Unrealized    Market
(in thousands)                        Cost        Gains     Losses       Value         Cost        Gains     Losses       Value
---------------------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Government
 Agencies and Corporations        $   83,069     $ 4,349    $    13   $   87,405    $   56,635    $   --    $   188    $   56,447
Mortgage-Backed Securities         1,645,398      10,585     11,781    1,644,202     1,519,830     3,638     53,863     1,469,605
Municipal Securities                  25,842         271         33       26,080        26,624       141        560        26,205
Other Debt Securities                138,653          11     19,842      118,822       136,609        --     17,359       119,250
---------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available
  for Sale                        $1,892,962     $15,216    $31,669   $1,876,509    $1,739,698    $3,779    $71,970    $1,671,507
=================================================================================================================================

     The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2000 and 1999, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

                                                                         2000                                    1999
---------------------------------------------------------------------------------------------------------------------------------
                                                              Amortized          Market               Amortized           Market
(in thousands)                                                  Cost              Value                 Cost               Value
=================================================================================================================================
Securities Available for Sale

  In One Year or Less                                        $    8,889        $    8,883            $      775        $    $ 776
  After One Year Through Five Years                              11,653            11,757                16,963            16,854
  After Five Years Through Ten Years                             10,142            10,278                12,721            12,463
  Over Ten Years                                                216,880           201,389               189,409           171,809
  Mortgage-Backed Securities                                  1,645,398         1,644,202             1,519,830         1,469,605
---------------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale                        $1,892,962        $1,876,509            $1,739,698        $1,671,507
=================================================================================================================================

     Proceeds from sales of securities available for sale during 2000 were $255.8 million resulting in the realization of gross gains of $8.8 million and gross losses of $328 thousand on such sales. For 1999, sales of securities yielded proceeds of $22.8 million which resulted in gross realized gains of $380 thousand and gross losses of $68 thousand. Securities sold in 1998 produced proceeds of $947.0 million resulting in gross gains of $7.4 million and gross losses of $709 thousand.

     At December 31, 2000, a net unrealized loss of $10.7 million on the securities portfolio was reflected as the net accumulated other comprehensive income in the Consolidated Statement of Condition. This compares to a net unrealized loss of $44.3 million at December 31, 1999.

     Securities with a market value of $1.0 billion and $971.8 million at December 31, 2000 and 1999, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 6--Allowance for Loan Losses

     A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:

               (in thousands)                                 2000                1999                1998
               =================================================================================================
               Balance at Beginning of the Year          $  39,780           $  42,739            $ 36,861
                 Allowance of Acquired Company                 404                  --                  --
                 Provision for Loan Losses                  23,877              11,570              12,027
                 Allowance Related to Securitized Loans       (950)             (1,500)                 --
                 Loans Charged-Off                         (24,249)            (14,557)             (7,738)
                 Less: Recoveries of Loans
                   Previously Charged-Off                    1,798               1,528               1,589
               -------------------------------------------------------------------------------------------------
                 Net Loans Charged-Off                     (22,451)            (13,029)             (6,149)
               -------------------------------------------------------------------------------------------------
               Balance at End of the Year                 $ 40,660            $ 39,780             $42,739
               =================================================================================================

     At December 31, 2000, 1999 and 1998, the recorded investment in loans which are in non-accrual status and therefore considered impaired totaled $13.6 million, $21.3 million and $5.1 million, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $2.1 million in 2000, $1.6 million in 1999 and $1.4 million in 1998 would have been recorded. Interest income of $10 thousand was recognized on these loans during 2000. The average recorded investment in impaired loans was approximately $18.9 million in 2000 and $5.4 million in 1999.

NOTE 7--Premises and Equipment

     Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 15 branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.

                  (in thousands)                                                    2000                 1999
                  =================================================================================================
                  Land                                                           $ 1,736              $ 1,014
                  Buildings and Leasehold Improvements                            28,027               23,491
                  Furniture & Equipment                                           50,649               50,910
                  Property Held for Future Expansion                               7,184                7,184
                  -------------------------------------------------------------------------------------------------
                  Total Premises & Equipment                                      87,596               82,599
                  Less: Accumulated Depreciation and Amortization                 41,791               38,322
                  -------------------------------------------------------------------------------------------------
                    Net Premises and Equipment                                   $45,805              $44,277
                  =================================================================================================

     Property held for future expansion represents real estate adjacent to the Corporation's headquarters building which is currently being used for employee and public parking. Following an assessment of occupancy requirements, management determined that this property would be necessary to meet the Corporation's growing operational requirements.

     In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. During 2000 the lease was renegotiated. At December 31, 2000 the lease has 12 years remaining on the term. The remaining associated deferred gain of $525 thousand from the sale will be recognized in proportion to the gross rental expense incurred over the outstanding term of the lease. The associated lease payments and sublease rental income are included in the table below.

     The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2000.

                                              Real Property       Sublease        Equipment
                  (in thousands)                 Leases            Income           Leases             Total
                  ============================================================================================
                  2001                          $ 8,012             $107             $340             $ 8,245
                  2002                            7,789               42              190               7,937
                  2003                            6,647                5               98               6,740
                  2004                            5,223               --                9               5,232
                  2005                            3,728               --               --               3,728
                  2006 and Thereafter             9,561               --               --               9,561
                  --------------------------------------------------------------------------------------------
                    Total                       $40,960             $154             $637             $41,443
                  ============================================================================================

     Rental expense for premises and equipment was $8.8 million in 2000, $7.7 million in 1999 and $6.8 million in 1998.

Note 8--Mortgage Banking Activities

     The following is an analysis of mortgage loan servicing asset balance, net of accumulated amortization, during each of the respective years.

                  (in thousands)                                2000                 1999                1998
                  =================================================================================================
                  Balance at Beginning of Year                $ 1,086             $ 2,608             $ 1,984
                  Additions                                     1,984              13,573              15,767
                  Amortization                                    (85)               (137)               (355)
                  Sales of Servicing Assets                    (2,652)            (14,958)            (14,788)
                  -------------------------------------------------------------------------------------------------
                  Balance at End of Year                        $ 333             $ 1,086             $ 2,608
                  =================================================================================================

     At December 31, 2000, no valuation allowance was required on the servicing assets. Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $84 million and $79 million at December 31, 2000 and 1999, respectively.

Note 9--Borrowings

     Borrowings consist of short-term and long-term debt. At December 31, short-term borrowings were as follows:

                  (in thousands)                                                     2000                1999
                  =================================================================================================
                  Securities Sold Under Repurchase Agreements
                   and Federal Funds Purchased                                   $315,851            $289,426
                  Other Short-Term Borrowings                                      81,982              11,897
                  -------------------------------------------------------------------------------------------------
                    Total Short-Term Borrowings                                  $397,833            $301,323
                  =================================================================================================

     The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

                  (dollars in thousands)                         2000                1999                1998
                  =================================================================================================
                  Balance at December 31                     $315,851            $289,426            $143,367
                  Average Balance During The Year             446,892             232,195             310,504
                  Maximum Month-End Balance                   745,849             337,116             496,506
                  Weighted Average Rate During the Year          6.20%               5.22%               5.50%
                  Weighted Average Rate At December 31           6.03%               4.97%               4.77%
                  =================================================================================================

     Securities sold under repurchase agreements at December 31, 2000, are detailed below by due date:

                                                         Less than
(dollars in thousands)                   Overnight         30 days        30-90 days   Over 90 days     Demand        Total
=============================================================================================================================
  Mortgage-Backed Securities:
    Securities Sold:
      Carrying Value                     $176,404          $2,941          $5,131           $--           $--      $ 184,476
      Market Value                        176,907           2,921           5,249            --            --        185,077
    Repurchase Principal                  145,448           2,124           5,079            --            --        152,651
      Average Borrowing Interest Rate        5.74%           5.75%           6.15%           --%           --%         5.68%
=============================================================================================================================

     Long-term debt consisted of Federal Home Loan Bank Advances of $654.6 million and $70.4 million of five year term repurchase agreements at December 31, 2000. At December 31, 1999 long-term debt of $627.1 million was composed entirely of Federal Home Loan Bank advances. The principal maturities of the components of long-term debt at December 31, 2000, are presented below.

                  (in thousands)
                  =====================================
                  2001                       $ 28,458
                  2002                        141,000
                  2003                        151,698
                  2004                        165,000
                  2005                        136,000
                  After 2005                  102,817
                  -------------------------------------
                    Total Long-Term Debt     $724,973
                  =====================================

     The Federal Home Loan Bank Advances to the Bank mature in varying amounts through 2016. These advances are composed of $335.6 million fixed rate advances with an average interest rate of 6.98% and $320.0 million variable rate advances with an average rate of 6.05%. These advances are collateralized by investment securities and certain real estate loans with carrying values of $615.7 million and $343.1 million, respectively, at December 31, 2000.

Note 10--Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities

     During the second quarter of 1998 and first quarter of 2000, the Corporation formed new wholly owned statutory business trusts, Provident Trust I (the "Trust I") and Provident Trust II ("Trust II"). Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities to outside third parties. The sole purpose of the trusts is to invest the proceeds in an equivalent amount of 8.29% and 10% junior subordinated debentures of the Corporation due in 2028 and 2030, respectively. These subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust's securities obligations. For financial reporting purposes, each trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements. The trust preferred securities are presented net of issuance costs as a separate line item on the Consolidated Statement of Condition as corporation-obligated mandatorily redeemable trust preferred securities. The trust preferred securities are not included as a component of total stockholders' equity on the Consolidated Statement of Condition. The trust preferred securities are, however, accorded Tier I capital status by the Federal Reserve. The treatment of the trust preferred securities as Tier I capital in addition to the ability to deduct the expense of the subordinated debentures for income tax purposes provides the Corporation with a cost-effective method to raise capital. The proceeds of the trust preferred securities were used for general corporate uses.

     The trust preferred securities pay cash distributions which are payable semiannually for Trust I and quarterly for Trust II are based on their applicable rate and liquidation preference of $1,000 per security. Distributions to the holders of the trust preferred securities are included in non-interest expense. Under the provisions of the subordinated debt, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative.

     The securities of Trust I are redeemable in whole or in part on or after April 15, 2008. Trust II securities are redeemable in whole or in part on or after February 28, 2005. Either of the securities is redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

Note 11--Stockholders' Equity

     During 2000 and 1999, the Corporation declared a five percent stock dividend for each year to the stockholders of record as of May 1, 2000 and May 3, 1999, respectively. The 2000 stock dividend was paid on May 12, 2000, resulting in the distribution of 1,256,017 common shares with a par value of $1.00 per share. Accordingly, $1.3 million and $18.8 million were transferred from retained earnings to common stock and capital surplus, respectively. The 1999 stock dividend was paid May 14, 1999 with the distribution of 1,216,219 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $1.2 million to common stock and $28.6 million to capital surplus from retained earnings. The cumulative impact of these stock dividends has been reflected in the restatement of earnings and dividends per share and stock option data in the financial statements and accompanying notes.

     Subsequent to December 31,1997, the Corporation declared a two for one stock split. The split occurred after the dividend payment on February 13, 1998 for stockholders of record at the close of business on February 2, 1998. All earnings per share and common stock related information has been given retroactive effect to this transaction.

     During 1998, the Corporation approved a stock repurchase program for up to 5% of its outstanding stock. This program was completed in late 2000 with a total of 3.2 million shares repurchased. In December 2000 the Corporation authorized an additional repurchase up to 2.3 million shares. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 3,168,103 and 168,100 shares of common stock at a cost of $51.1 million and $3.5 million during 2000 and 1999, respectively.

     The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of
5.7 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123--"Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant. As such, the Option Plan is classified as a fixed stock option plan. Accordingly, no compensation expense has been recognized from 1998 through 2000.

     The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Vesting in the majority of the options occurred immediately in 50% of the options granted with the remainder vesting in the subsequent year. A minority of options have vesting provisions which may be accelerated on the attainment of specific benchmarks related to the Corporation's performance. Beginning in 1999, options granted have a five year or a three year vesting schedule. Regardless of the vesting schedule all options vest immediately upon a change in control.

     The following table presents a summarization of the activity related to the options for the periods indicated:

                                                2000                            1999                            1998
------------------------------------------------------------------------------------------------------------------------------------
                                         Common     Weighted Avg.        Common     Weighted Avg.        Common    Weighted Avg.
                                         Shares    Exercise Price        Shares    Exercise Price        Shares    Exercise Price
====================================================================================================================================
Outstanding, January 1,                 2,215,638         $14.46       1,913,844          $12.31       1,971,813          $ 8.14
Granted                                   622,675          15.34         497,595           20.14         340,838           28.83
Exercised                                 (82,220)          5.67        (180,885)           6.11        (386,135)           5.05
Cancelled or Expired                      (48,994)         21.04         (14,916)          28.77         (12,672)          29.30
------------------------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,               2,707,099         $14.81       2,215,638          $14.46       1,913,844          $12.31
====================================================================================================================================
Options Exercisable at Year-end         1,462,731                      1,280,374                       1,358,386
Weighted Average Fair Value
 of Options Granted During the Year                       $  .28                          $  .63                          $  .35
Options Available for Granting
 under the Option Plan                    162,705                        732,168                       1,217,816
------------------------------------------------------------------------------------------------------------------------------------

     The table below provides information on the stock options outstandings at December 31, 2000.

                                                Options Outstanding                                    Options Exercisable
                                --------------------------------------------------            -----------------------------------
                                                     Weighted     Weighted Average                                  Weighted
  Exercise Price                  Common              Average         Remaining                  Common              Average
       Range                      Shares          Exercise Price  Contractual Life               Shares          Exercise Price
=================================================================================================================================
  $  .00 - $ 3.03                  66,594              $    .84           1.1                     66,594              $    .84
    3.04 -   6.06                 300,025                  3.65           2.3                    300,025                  3.65
    6.07 -   9.09                 295,296                  7.89           3.9                    295,296                  7.89
    9.10 -  12.12                  80,803                 10.26           5.9                     80,803                 10.26
   12.13 -  15.14                 847,924                 13.51           7.5                    260,641                 13.29
   15.15 -  18.17                 178,277                 16.43           6.4                    156,435                 16.35
   18.18 -  21.20                 608,326                 19.80           9.0                    111,326                 20.26
   21.21 -  24.23                   9,417                 22.05           7.8                      9,417                 22.05
   24.24 -  27.26                  46,426                 25.36           7.8                     34,064                 25.53
   27.27 -  30.29                 274,011                 29.12           7.1                    148,130                 29.10
---------------------------------------------------------------------------------------------------------------------------------
                                2,707,099              $  14.81           6.6                  1,462,731              $  12.29
=================================================================================================================================

     The weighted average fair value of all of the options granted during the period 1998 through 2000 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                                        2000             1999            1998
                  =================================================================================================
                  Dividend Yield                                       14.24%           14.45%          17.37%
                  Weighted Average Risk-free Interest Rate              4.83             6.39            4.59
                  Weighted Average Expected Volatility                 25.60            24.24           24.68
                  Weighted Average Expected Life in Years              10 years          7 years         7 years
                  =================================================================================================

     The provisions of SFAS No. 123, require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:

                  (in thousands, except per share data)                2000             1999            1998
                  ================================================================================================
                  Net Income:
                    As Reported                                      $44,810          $44,150         $39,030
                    Pro Forma                                         44,697           43,947          38,959
                  Basic Earnings Per Share:
                    As Reported                                      $  1.71          $  1.65         $  1.45
                    Pro Forma                                        $  1.70          $  1.64         $  1.45
                  Diluted Earnings Per Share:
                    As Reported                                      $  1.67          $  1.60         $  1.40
                    Pro Forma                                        $  1.66          $  1.59         $  1.40
                  ================================================================================================

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

     Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $547.6 million and $488.3 million at December 31, 2000 and 1999, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.

     Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $34.5 million in 2000 and $34.6 million in 1999. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

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

Securitizations and Recourse Provision

     During 2000 and 1999 the Bank securitized $324 million and $383 million of its acquired loan portfolio. These loans were securitized with FNMA and the respective securities were placed into the Bank's investment portfolio. Accordingly, no gain or loss was recorded on these transactions. These assets were sold with full recourse back to the Bank for any credit losses. The maximum potential recourse obligation was $588.3 million and $379.7 million at December 31, 2000 and 1999, respectively.

     A recourse liability was established on the balance sheet based upon the credit risk inherent in these loans. This recourse liability amounted to $2.1 million and $1.5 million at December 31, 2000 and 1999, respectively. This recourse liability is evaluated periodically for adequacy. To date, no losses have been incurred under these recourse provisions in the investment portfolio. These securities are valued at fair market value along with the remaining securities.

Concentrations of Credit Risk

     Construction and mortgage loan receivables from real estate developers represent $382.4 million and $278.2 million of the total loan portfolio at December 31, 2000 and 1999, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties.

     The Corporation's investment portfolio contains mortgage-backed securities amounting to $1.64 billion and $1.47 billion at December 31, 2000 and 1999, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.

Interest Rate Risk

     The Bank enters into agreements for the delivery of securitized mortgage pools or for the purchases of consumer loan portfolios at a future date at a specified price or yield. Movements in interest rates impose basis and interest rate risk on the Bank between the dates of commitment and the dates of settlement. Forward contracts aggregated $6.3 million and $32.3 million at December 31, 2000 and 1999, respectively.

     The Bank enters into various derivative financial instruments to manage its interest rate risk exposure which aims to stabilize net interest income through periods of changing interest rates. (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/ corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on open off-balance sheet positions (market risk). The credit risk that results from interest rate swaps, interest rate floors, and interest rate caps is represented by the fair value of contracts that have a positive value at the reporting date. At December 31, 2000 the total amount of credit risk was $4.1 million: however, this amount can increase or decrease if interest rates change. Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources and by establishing exposure limits for individual counterparties. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. The Bank has entered into $15.0 million pay fixed/receive variable and $524.8 million pay variable receive fixed interest rate swaps at December 31, 2000. Variable rates for the swaps are based upon indices of either LIBOR or 10 year treasuries. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $1.6 million at December 31, 2000 and $6.1 million at December 31, 1999.

       Maturities of interest rate swap and interest rate swap/cap/floor arrangements are summarized below with their respective notional value, market value, fees paid and weighted average interest rates at December 31.

December 31, 2000
                                                                                                       2006 and
(in thousands)                       2001         2002          2003          2004         2005       Thereafter        Total
====================================================================================================================================
Interest Rate Swaps
Notional Value                     $   --      $     --       $ 30,000      $ 92,000     $ 50,000      $ 125,000     $  297,000
Weighted Average Rate Paid             --            --           6.62%         6.57%        6.59%          6.87%          6.70%
Weighted Average Rate Received         --            --           6.33%         6.30%        7.03%          7.59%          6.97%
Fair Value                         $   --      $     --       $   (273)     $    315     $   (364)     $   2,250     $    1,928

Interest Rate Swaps/Caps
Notional Value                     $   --      $226,680       $ 10,200      $ 11,938     $     --      $      --     $  248,818
Unamortized Fee Paid               $   --      $  1,468       $     87      $     20     $     --      $      --     $    1,575
Weighted Average Rate Paid             --          5.85%          6.01%         5.17%          --             --           5.84%
Weighted Average Cap on Rate Paid      --          5.85%          6.01%         7.00%          --             --           5.88%
Weighted Average Rate Received         --          5.66%          5.75%         5.60%          --             --           5.66%
Fair Value                         $   --      $   (283)      $     (1)     $     45     $     --      $      --     $     (239)

Interest Rate Floors
Notional Value                     $   --      $     --       $     --      $     --     $     --      $      --     $       --
Amount Fee Paid                    $   --      $     --       $     --      $     --     $     --      $      --     $       --
Weighted Average Rate Paid             --            --             --            --           --             --             --
Weighted Average Strike Price          --            --             --            --           --             --             --
Fair Value                         $   --      $     --       $     --      $     --     $     --      $      --     $       --
====================================================================================================================================

December 31, 1999
                                                                                                       2005 and
(in thousands)                       2000         2001          2002          2003         2004       Thereafter        Total
------------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
Notional Value                     $9,000      $ 88,600       $ 73,000      $ 30,000     $266,833      $ 230,000     $  697,433
Weighted Average Rate Paid           7.19%         5.95%          6.44%         6.19%        5.87%          6.36%          6.13%
Weighted Average Rate Received       6.00%         6.15%          6.14%         6.06%        6.19%          6.94%          6.42%
Fair Value                         $  (50)     $  1,016       $    494      $   (308)    $  2,728      $  (1,821)    $    2,059

Interest Rate Swaps/Caps
Notional Value                     $   --      $     --       $347,917      $109,534     $572,592      $ 136,900     $1,166,943
Unamortized Fee Paid               $   --      $     --       $  2,258      $    442     $  2,394      $     969     $    6,063
Weighted Average Rate Paid             --            --           5.93%         5.71%        5.82%          6.00%          5.88%
Weighted Average Cap on Rate Paid      --            --           5.93%         5.93%        6.14%          6.21%          6.05%
Weighted Average Rate Received         --            --           5.66%         5.27%        5.43%          5.97%          5.58%
Fair Value                         $   --      $     --       $   (741)     $   (405)    $ (3,080)     $    (324)    $   (4,550)

Interest Rate Floors
Notional Value                     $   --      $     --       $     --      $     --     $     --      $ 111,000     $  111,000
Amount Fee Paid                    $   --      $     --       $     --      $     --     $     --      $   2,028     $    2,028
Weighted Average Rate Paid             --            --             --            --           --           6.18%          6.18%
Weighted Average Strike Price          --            --             --            --           --           6.67%          6.67%
Fair Value                         $   --      $     --       $     --      $     --     $     --      $     243     $      243
================================================================================================================================

     For the year ended December 31, 2000, $15.0 million, $40.0 million and $490.8 million were utilized to hedge the interest rate risk inherent in long-term borrowings, capital securities and brokered certificates of deposit, respectively. The interest rate corridors protect the net interest margin from the impact of increases in savings deposit rates during periods of rising interest rates. The interest rate floors were purchased to hedge the impact of loan repricing on net interest income in future years.

     The following is an analysis of the activity with regards to interest rate swap/floor/cap/corridor arrangements for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                                              Notional Amount
                                                             -------------------------------------------------
                                                                                              Interest Rate
                                                                  Interest Rate              Floor/Corridor
                  (in thousands)                                   Swaps/Caps                 Arrangements
                  ============================================================================================
                  Balance, December 31, 1997                      $   463,652                  $ 250,000
                  New Contracts                                     2,062,172                         --
                  Expired Contracts                                  (147,723)                   (50,000)
                  Terminated Contracts                               (892,353)                        --
                  --------------------------------------------------------------------------------------------
                  Balance, December 31, 1998                      $ 1,485,748                  $ 200,000
                  New Contracts                                     1,340,000                    111,000
                  Expired Contracts                                  (183,635)                  (200,000)
                  Terminated Contracts                               (777,737)                        --
                  --------------------------------------------------------------------------------------------
                  Balance, December 31, 1999                      $ 1,864,376                  $ 111,000
                  New Contracts                                       380,100                    150,000
                  Expired Contracts                                    (9,000)                        --
                  Terminated Contracts                             (1,689,658)                  (261,000)
                  --------------------------------------------------------------------------------------------
                  Balance, December 31, 2000                      $   545,818                  $      --
                  ============================================================================================

     At December 31, 2000, the Corporation had deferred gains of $7.1 million and deferred losses of $10.0 million related to terminated contracts. These deferred gains and losses will be amortized over 2.5 and 2.6 years, respectively. The Corporation had deferred gains of $3.6 million and deferred losses of $1.9 million related to terminated contracts which were amortized as a yield adjustment over 4.2 and 3.6 years, respectively, at December 31, 1999.

NOTE 13--Other Non-Interest Income and Expense

     The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

                  (in thousands)                                2000                1999                 1998
                  =================================================================================================
                  Other Non-Interest Income:
                    Other Loan Fees                          $ 2,390             $ 3,355              $ 5,104
                    Other Non-Interest Income                 13,269               8,688                6,085
                  -------------------------------------------------------------------------------------------------
                  Total Other Non-Interest Income            $15,659             $12,043              $11,189
                  =================================================================================================
                  Other Non-Interest Expense:
                    Advertising and Promotion                $ 7,582             $ 6,806              $ 7,171
                    Communication and Postage                  5,673               5,231                4,376
                    Printing and Supplies                      2,715               2,463                2,502
                    Regulatory Fees                            1,217               1,120                  939
                    Professional Services                      2,731               2,706                2,413
                    Other Non-Interest Expense                12,241               9,590                8,971
                  -------------------------------------------------------------------------------------------------
                  Total Other Non-Interest Expense           $32,159             $27,916              $26,372
                  =================================================================================================

NOTE 14--Income Taxes

     The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

                  (in thousands)                                2000                1999                 1998
                  =================================================================================================
                  Current Income Tax Expense (Benefit):
                    Federal                                  $ 9,137             $18,803              $22,422
                    State                                         71                (437)                (110)
                  -------------------------------------------------------------------------------------------------
                      Total Current                            9,208              18,366               22,312
                  Deferred Income Tax Expense (Benefit)       11,775               2,833               (2,941)
                  -------------------------------------------------------------------------------------------------
                  Total Income Tax Expense                   $20,983             $21,199              $19,371
                  =================================================================================================

     Tax expense associated with investment securities gains was $3.0 million in 2000, $109 thousand in 1999 and $2.7 million in 1998.

     The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 2000 and 1999 are presented below.

                                                                                Deferred           Deferred
                  (in thousands)                                                 Assets           Liabilities
                  =============================================================================================
                  2000:
                  Loan Loss Reserve Recapture                                    $    --            $ 9,153
                  Reserve for Loan Loss                                           13,893                 --
                  Write-down of Property Held for Sale                               700                 --
                  Employee Benefits                                                2,682                 --
                  Deferred Gain on Sale/Leaseback                                    184                 --
                  Deferred State Tax Receivable                                    5,577                 --
                  Depreciation                                                        --              3,850
                  Deferred Federal Tax Liability for State Receivable                 --              1,952
                  Deferred Tax Asset on Unrealized Gains in Debt Securities        5,759                 --
                  Leasing Activities                                               1,688                 --
                  Mortgage Servicing Rights                                           --                 70
                  Capitalized Real Estate Owned Costs                                146                 --
                  REIT Dividend Deferral                                              --              6,404
                  Deferred Tax Liability on Securities Transaction                    --              6,282
                  Purchase Accounting Adjustments                                  1,947                 --
                  Harbor Federal Expenses                                             --                406
                  All Other                                                          509              1,177
                  ---------------------------------------------------------------------------------------------
                    Total                                                        $33,085            $29,294
                  =============================================================================================
                  1999:
                  Loan Loss Reserve Recapture                                    $    --            $ 8,843
                  Reserve for Loan Loss                                           13,923                 --
                  Write-down of Property Held for Sale                             1,452                 --
                  Employee Benefits                                                2,656                 --
                  Deferred Gain on Sale/Leaseback                                    272                 --
                  Deferred State Tax Receivable                                    5,576                 --
                  Depreciation                                                        --              2,021
                  Deferred Federal Tax Liability for State Receivable                 --              1,952
                  Deferred Tax Benefit on Unrealized Losses in Debt Securities    23,867                 --
                  Leasing Activities                                                 536                 --
                  Mortgage Servicing Rights                                           --                181
                  Capitalized Real Estate Owned Costs                                383                 --
                  REIT Dividend Deferral                                              --              4,613
                  All Other                                                        1,145              2,384
                  ---------------------------------------------------------------------------------------------
                    Total                                                        $49,810            $19,994
                  =============================================================================================

     At December 31, 2000 and 1999 the Corporation had valuation allowances with respect to deferred tax assets of $9.2 million and $2.1 million, respectively.

     The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                                                2000       1999       1998
                  ==============================================================================
                  Statutory Federal Income Tax Rate               35.0%      35.0%      35.0%
                  Increases (Decreases) in Tax Rate
                   Resulting From:
                    State and Local Income Taxes, Net
                     of Federal Income Tax Benefit                  .1        (.7)       (.8)
                    Tax Benefit of State Refund Claim               --        (.7)        --
                    Tax-Advantaged Income                         (2.0)      (1.1)      (1.2)
                    Disallowed Interest Expense                     .2         .2         .2
                    Employee Benefits                              (.1)       (.2)       (.1)
                    Credit for Community Development
                     Corporation Contribution                       --         --        (.2)
                    Low Income Housing Credit                      (.2)        --         --
                    Other                                         (1.1)       (.1)        .3
                  ------------------------------------------------------------------------------
                  Total Combined Effective Income Tax Rate        31.9%      32.4%      33.2%
                  ==============================================================================

NOTE 15--Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. All prior period data has also been restated to provide for the effects of the stock dividends issued in 1998, 1999 and 2000, and the 2 for 1 stock split in February 1998.

     The following table presents a summary of per share data and amounts for the periods indicated:

                  (dollars in thousands, except per share data) 2000                1999                 1998
                  =================================================================================================
                  Qualifying Net Income                      $44,810             $44,150              $39,030
                  Basic EPS Shares                            26,270              26,790               26,861
                  Basic EPS                                  $  1.71             $  1.65              $  1.45
                  Dilutive Shares                                595                 847                1,016
                  Diluted EPS Shares                          26,865              27,637               27,877
                  Diluted EPS                                $  1.67             $  1.60              $  1.40
                  -------------------------------------------------------------------------------------------------

NOTE 16--Other Comprehensive Income

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

                                                                             Year Ended December 31,
                  ---------------------------------------------------------------------------------------------
                  (in thousands)                                       2000             1999             1998
                  =============================================================================================
                  Unrealized Holding Gains (Losses)
                   Arising During the Year                           $60,237         $(76,659)         $7,700
                  Tax Expense (Benefit) Attributable to Unrealized
                   Holding Gains (Losses) Arising During the Year     21,085          (27,231)          3,045
                  ---------------------------------------------------------------------------------------------
                  Net Unrealized Holding Gains (Losses)               39,152          (49,428)          4,655
                  Less: Reclassification Adjustment
                   Gains Realized in Net Income                        8,499              312           6,749
                    Tax Expense on Realized Gains
                     Included in Net Income                            2,975              109           2,669
                  ---------------------------------------------------------------------------------------------
                  Net Reclassification Adjustment                      5,524              203           4,080
                  ---------------------------------------------------------------------------------------------
                  Other Comprehensive Income (Loss)                  $33,628         $(49,631)         $  575
                  ---------------------------------------------------------------------------------------------

NOTE 17--Employee Benefit Plans

Pension Plan

     The Corporation's non-contributory defined benefit pension plan covers substantially all full-time employees with at least one year of service and provides an optional lump sum or monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation's policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, plus such additional amounts as the Corporation deems appropriate.

Postretirement Benefits

     In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach age 60 may become eligible for these benefits, contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 2000 and 1999, this plan is unfunded.

     The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.

                                                            Pension Plan                             Postretirement Benefits
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                    2000          1999          1998              2000          1999          1998
====================================================================================================================================
Actuarial Present Value of Accumulated
  Benefit Obligation                           $23,528       $23,098        $25,518          $ 1,428       $ 1,216       $ 1,363
------------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligation at January 1,     $23,634       $26,614        $21,965          $ 1,216       $ 1,363       $ 1,060
Service Cost                                     1,284           976            840              114           114            72
Interest Cost                                    1,970         1,740          1,771               98            85            88
Benefit Payments                                (2,479)       (1,323)        (1,907)            (162)          (88)         (111)
Actuarial Loss (Gain)                            2,532        (4,373)         3,945              162          (258)          254
------------------------------------------------------------------------------------------------------------------------------------
Projected Benefit Obligation at December 31,   $26,941       $23,634        $26,614          $ 1,428       $ 1,216       $ 1,363
====================================================================================================================================

(in thousands)                                    2000          1999          1998              2000          1999          1998
====================================================================================================================================
Plan Assets Fair Value at January 1,           $30,228       $30,434        $26,826          $    --       $    --       $    --
Employer Contributions                              --            --             --              162            88           111
Benefit Payments                                (2,479)       (1,323)        (1,907)            (162)          (88)         (111)
Actual Return on Plan Assets                       715         1,117          5,515               --            --            --
------------------------------------------------------------------------------------------------------------------------------------
Plan Assets Fair Value at December 31,         $28,464       $30,228        $30,434          $    --       $    --       $    --
====================================================================================================================================

(in thousands)                                    2000          1999          1998              2000          1999          1998
====================================================================================================================================
Plan Assets in Excess of (Less Than)
 Projected Benefit Obligation                  $ 1,523       $ 6,594        $ 3,820          $(1,428)      $(1,216)      $(1,363)
Unrecognized Net Gain from Past
 Experience Different from That Assumed         (2,202)       (4,914)        (2,440)            (196)         (373)         (127)
Unrecognized Prior Service Cost                    867        (1,401)        (1,596)              69            76            83
Unrecognized Net Obligation (Asset)
 Arising at Transition at January 1,              (288)         (424)          (560)             648           702           757
------------------------------------------------------------------------------------------------------------------------------------
Accrued Pension Cost Included
 in Other Liabilities                          $  (100)      $  (145)       $  (776)         $  (907)      $  (811)      $  (650)
====================================================================================================================================

     The actuarially estimated net benefit cost for the year ended December 31 includes the following components:

(in thousands)                                    2000          1999          1998              2000          1999          1998
====================================================================================================================================
Service Cost--Benefits Earned During the Year  $ 1,284       $   976        $   840          $   113       $   114       $    72
Interest Cost on Projected Benefit Obligation    1,970         1,740          1,771               98            85            88
Expected Return on Plan Assets                  (2,953)       (2,977)        (2,599)              --            --            --
Net Amortization and Deferral of Loss (Gain)      (346)         (370)          (331)              46            50            50
------------------------------------------------------------------------------------------------------------------------------------
Net Pension Cost (Benefit) Included
 in Employee Benefits Expense                  $   (45)      $  (631)        $ (319)         $   257       $   249       $   210
====================================================================================================================================

     The Corporation revises the rates applied in the determination on the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

                                                                      Pension Plan          Postretirement Benefits
                  -------------------------------------------------------------------------------------------------
                                                                  2000    1999    1998       2000    1999   1998
                  =================================================================================================
                  Rates Used in Determining Actuarial Present
                   Value of Projected Benefit Obligation:
                    Weighted Average Discount Rate                7.75%   8.0%    7.0%       7.75%   8.0%    7.0%
                    Expected Rate of Increase in
                     Future Compensation                           4.0    4.0     4.0
                  Expected Long-Term Rate of Return
                   on Plan Assets                                 10.0   10.0    10.0
                  =================================================================================================

     The contribution to the Corporation's postretirement benefit plan has been capped at a growth rate of 4% in 2000 and 1999 and is expected to remain at that level in the future.

     The assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                  (In thousands)                                                1% Increase         1% Decrease
                  =================================================================================================
                  Effect on Total of Service and Interest Cost Components         $  25                $ (21)
                  Effect on Postretirement Benefit Obligation                       126                 (107)
                  =================================================================================================


Retirement Savings Plan

     The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. Under provisions of the plan, the maximum contribution is 75% of an employee's contribution up to 4.5% of the individual's salary. Contributions to this plan amounted to $1.5 million, $1.3 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

NOTE 18--Regulatory Capital

     The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its capital securities (see Note 10), common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2000 and 1999, the Corporation exceeded all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it could result in regulatory actions which could have a material impact on the Corporation.

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

                                                   Provident Bankshares Corporation        Provident Bank
                                                             December 31,                   December 31,
                  -------------------------------------------------------------------------------------------
                  (dollars in thousands)                 2000           1999             2000          1999
                  ===========================================================================================
                  Qualifying Capital
                    Tier 1 Capital                $   385,453    $   358,771      $   383,606   $   356,469
                    Total Capital                     426,113        398,551          424,266       396,249
                    Risk-Weighted Assets            4,067,838      3,907,332        4,067,636     3,905,896
                    Quarterly Average Assets        5,618,993      5,056,385        5,616,107     5,054,758

                  Ratios
                    Leverage Capital                     6.86%          7.10%            6.83%         7.05%
                    Tier 1 Capital                       9.48           9.18             9.43          9.13
                    Total Capital                       10.48          10.20            10.43         10.14

NOTE 19--Business Segment Information

     The Corporation's lines of business are structured according to customer group served. For management purposes the lines are divided into the following segments: Retail Banking, Commercial Banking and Treasury and Administration.

     The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. Provident operates in the Baltimore-Washington corridor, northern Virginia and southern York County, Pennsylvania. The Bank offers its services to customers in our expanding market area through approximately 56 traditional and 42 in-store branches. Additionally, the Bank offers its customers 24-banking services through approximately 165 ATMs, telephone banking and the Internet. Retail services include a broad array of small business and consumer loans, deposit and investment products and a complete range of mortgage lending activities. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of off-balance sheet financial instruments, optimizing the Corporation's equity position and other corporate expenses.

     The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment and that they are compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure. This information is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1, except for net interest income that is reported on a fully taxable equivalent basis. The Corporation's funds transfer pricing system utilizes a matched maturity methodology that assigns a costs of funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. Provision for loan losses is charged to each segment based on actual charge-offs. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segments fully taxable equivalent income and the Corporation's effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

     The tables below summarize 2000, 1999 and 1998 results by each business segment.

                                                    Commercial        Retail       Treasury &
                  (in thousands)                      Banking         Banking    Administration       Total
                  ===========================================================================================
                  2000:
                  Net Interest Income               $  21,311     $   116,969     $    23,153     $   161,433
                  Provision for Loan Losses            12,398          10,015           1,464          23,877
                  -------------------------------------------------------------------------------------------
                  Net Interest Income after
                   Provision for Loan Losses            8,913         106,954          21,689         137,556
                  Non-Interest Income                   4,946          62,144           8,330          75,420
                  Non-Interest Expense                 13,340         109,527          25,501         148,368
                  -------------------------------------------------------------------------------------------
                  Income before Income Taxes              519          59,571           4,518          64,608
                  Income Tax Expense                      177          20,314              77          20,568
                  -------------------------------------------------------------------------------------------
                  Income before Extraordinary Item        342          39,257           4,441          44,040
                  Extraordinary Item                       --              --             770             770
                  -------------------------------------------------------------------------------------------
                  Net Income                        $     342     $    39,257     $     5,211     $    44,810
                  -------------------------------------------------------------------------------------------
                  Average Total Assets              $ 779,692     $ 3,134,075     $ 1,570,237     $ 5,484,004
                  ===========================================================================================

                                                    Commercial        Retail       Treasury &
                  (in thousands)                      Banking         Banking    Administration       Total
                  ===========================================================================================
                  1999:
                  Net Interest Income               $  20,474     $    99,395     $    28,247     $   148,116
                  Provision for Loan Losses             5,927           7,009          (1,366)         11,570
                  -------------------------------------------------------------------------------------------
                  Net Interest Income after
                   Provision for Loan Losses           14,547          92,386          29,613         136,546
                  Non-Interest Income                   5,500          56,367            (408)         61,459
                  Non-Interest Expense                 12,268         100,495          19,893         132,656
                  -------------------------------------------------------------------------------------------
                  Income before Income Taxes            7,779          48,258           9,312          65,349
                  Income Tax Expense                    2,653          16,456           2,090          21,199
                  -------------------------------------------------------------------------------------------
                  Income before Extraordinary Item      5,126          31,802           7,222          44,150
                  Extraordinary Item                       --              --              --              --
                  -------------------------------------------------------------------------------------------
                  Net Income                        $   5,126     $    31,802     $     7,222     $    44,150
                  -------------------------------------------------------------------------------------------
                  Average Total Assets              $ 722,406     $ 2,679,611     $ 1,510,626     $ 4,912,643
                  ===========================================================================================

                                                    Commercial        Retail       Treasury &
                  (in thousands)                      Banking         Banking    Administration       Total
                  ===========================================================================================
                  1998:
                  Net Interest Income               $  21,752     $    79,166     $    29,680     $   130,598
                  Provision for Loan Losses             2,322           3,822           5,883          12,027
                  -------------------------------------------------------------------------------------------
                  Net Interest Income after

                   Provision for Loan Losses           19,430          75,344          23,797         118,571
                  Non-Interest Income                   4,810          49,894           8,188          62,892
                  Non-Interest Expense                 12,498          91,307          19,257         123,062
                  -------------------------------------------------------------------------------------------
                  Income before Income Taxes           11,742          33,931          12,728          58,401
                  Income Tax Expense                    4,004          11,570           3,797          19,371
                  -------------------------------------------------------------------------------------------
                  Income before Extraordinary Item      7,738          22,361           8,931          39,030
                  Extraordinary Item                       --              --              --              --
                  -------------------------------------------------------------------------------------------
                  Net Income                        $   7,738     $    22,361     $     8,931     $    39,030
                  -------------------------------------------------------------------------------------------
                  Average Total Assets              $ 683,256     $ 2,132,771     $ 1,534,548     $ 4,350,575
                  ===========================================================================================

NOTE 20--Fair Value of Financial Instruments

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

Borrowings

     Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

Interest Rate Arrangements

     The fair value of interest rate swaps and floor/cap arrangements, which the Corporation uses for hedging purposes, is the estimated amount the Corporation would receive or pay to terminate the arrangements at the reporting date, taking into account the current interest rates and the current credit worthiness of the counterparties. Interest rate swaps/caps carrying amounts indicate amounts paid for cap arrangements attached to interest rate swaps. The fair value is the net of the fair value of the swaps and the caps.

Commitments to Extend Credit

     The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit worthiness of the borrowers. Fixed-rate loan commitments also take into account the difference between current levels of interest rates and committed rates.

     The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                                         2000                                  1999
-----------------------------------------------------------------------------------------------------------------------------
                                                               Carrying          Fair                Carrying           Fair
(in thousands)                                                  Amount           Value                Amount            Value
==============================================================================================================================
Assets:
  Cash and Due From Banks                                   $    84,166      $    84,166           $    90,840     $    90,840
  Short-Term Investments                                         12,378           12,378                 1,759           1,759
  Mortgage Loans Held for Sale                                    8,243            8,257                30,535          30,513
  Securities Available for Sale                               1,876,509        1,876,509             1,671,507       1,671,507
  Loans, Net of Allowance                                     3,333,111        3,444,379             3,144,339       3,089,716
Liabilities:
  Deposits                                                  $ 3,954,770      $ 3,861,643           $ 3,808,528     $ 3,685,790
  Short-Term Borrowings                                         397,833          398,011               301,323         301,430
  Long-Term Debt                                                724,973          737,348               627,118         621,575
Recognized Derivative Financial Instruments:
  Interest Rate Floors                                      $        --      $        --           $     2,028     $       243
  Interest Rate Swaps/Caps                                        1,575             (239)                6,063          (4,550)
Unrecognized Derivative Financial Instruments:
  Interest Rate Swaps                                       $        --      $     1,928          $         --     $     2,059
  Commitments to Extend Credit                                       --               --                    --              --
==============================================================================================================================

     The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 2000 and 1999. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

NOTE 21- Parent Company Financial Information

   The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.


Statement Of Income

                                                          Year Ended December 31,
-------------------------------------------------------------------------------------------------
(in thousands)                                   2000               1999               1998
=================================================================================================
Interest Income From Bank Subsidiary         $     86           $     34          $     242
Dividend Income From Subsidiaries              76,559             20,242             13,951
-------------------------------------------------------------------------------------------------
  Total Income                                 76,645             20,276             14,193
-------------------------------------------------------------------------------------------------
Operating Expenses                              6,869              4,105              2,901
-------------------------------------------------------------------------------------------------
Income Before Income Taxes
 and Equity in Undistributed
 Income of Subsidiaries                        69,776             16,171             11,292
Income Tax Benefit                             (2,053)            (1,277)            (1,038)
-------------------------------------------------------------------------------------------------
                                               71,829             17,448             12,330
Equity in Undistributed Income (Loss)
 of Subsidiaries                              (27,019)            26,702             26,700
-------------------------------------------------------------------------------------------------
Net Income                                   $ 44,810           $ 44,150          $  39,030
=================================================================================================



Statement Of Condition
                                                                          December 31,
-------------------------------------------------------------------------------------------------
(in thousands)                                                     2000                 1999
=================================================================================================
ASSETS
Interest Bearing Deposit with Bank Subsidiary                 $      108          $     219
Investment in Bank Subsidiary                                    377,541            313,555
Other Assets                                                       8,530              2,000
-------------------------------------------------------------------------------------------------
     Total Assets                                             $  386,179          $ 315,774
=================================================================================================

LIABILITIES
Other Liabilities                                             $      724          $     775
-------------------------------------------------------------------------------------------------
     Total Liabilities                                               724                775
=================================================================================================
Corporation-Obligated Mandatorily
 Redeemable Trust Preferred Securities                            70,135             40,400
-------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock                                                      29,709          $  26,226
Capital Surplus                                                  251,085            203,364
Retained Earnings                                                109,601            102,587
Net Accumulated Other Comprehensive
 Income of Bank Subsidiary                                       (10,695)           (44,323)
Treasury Stock at Cost                                           (64,380)           (13,255)
-------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                     315,320            274,599
-------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                    $  386,179          $ 315,774
=================================================================================================

     Statement of Cash Flows

                                                                                Year Ended December 31,
      -------------------------------------------------------------------------------------------------------------
      (in thousands)                                                    2000          1999           1998
      =============================================================================================================
      Operating Activities:
        Net Income                                                    $ 44,810      $ 44,150       $ 39,030
        Adjustments to Reconcile Net Income to Net Cash
         Provided (Used) by Operating Activities:
            Equity in Undistributed Income from Subsidiaries            27,019       (26,702)       (26,700)
            Other Operating Activities                                      86        (2,056)         4,688
      -------------------------------------------------------------------------------------------------------------
          Total Adjustments                                             27,105       (28,758)       (22,012)
      -------------------------------------------------------------------------------------------------------------
        Net Cash Provided by Operating Activities                       71,915        15,392         17,018
      -------------------------------------------------------------------------------------------------------------
      Investing Activities:
        Investment in Bank Subsidiary                                  (33,500)           --        (42,662)
        Investment in Trust Subsidiary                                    (928)           --         (1,238)
      -------------------------------------------------------------------------------------------------------------
        Net Cash Used by Investing Activities                          (34,428)           --        (43,900)
      -------------------------------------------------------------------------------------------------------------
      Financing Activities:
        Issuance of Common Stock                                         1,499         2,713          6,225
        Purchase of Treasury Stock                                     (51,125)       (3,478)        (7,287)
        Cash Dividends on Common Stock                                 (17,707)      (15,232)       (12,648)
        Other Financing Activities                                      (1,193)          (76)            --
        Issuance of Corporation-Obligated
          Mandatorily Redeemable Trust Preferred Securities             30,928            --         41,238
      -------------------------------------------------------------------------------------------------------------
      Net Cash Provided (Used) by Financing Activities                 (37,598)      (16,073)        27,528
      -------------------------------------------------------------------------------------------------------------
      Increase (Decrease) in Cash and Cash Equivalents                    (111)         (681)           646
      Cash and Cash Equivalents at Beginning of Year                       219           900            254
      -------------------------------------------------------------------------------------------------------------
      Cash and Cash Equivalents at End of Year                        $    108      $    219       $    900
      =============================================================================================================

      Supplemental Disclosures
      -------------------------------------------------------------------------------------------------------------
      Income Taxes Paid                                               $  3,419          $ 344      $    748
      Stock Dividend                                                    20,088         29,827        36,349
      Stock Issued for Acquired Company                                 29,617             --            --

Note 22--Future Changes in Accounting Principles

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

     The accounting for changes in fair value (gains and losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flow of forecasted transactions, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges for all hedges. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. As of January 1, 2001, the Corporation will adopt SFAS No. 133. This statement requires the Corporation to mark to market all derivative instruments as a transition adjustment. This transition adjustment is estimated to be a $1.2 million after tax loss. The Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133. This is not expected to result in a material gain or loss. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

     In September 2000, the FASB issued Statement of Financial Accounting Standards No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 140"). This statement becomes effective for applicable transactions occurring after March 31, 2001. Management is currently assessing the potential impact of SFAS No. 140 on future corporate operations.

Note 23--Subsequent Event

     On February 16, 2001, the Corporation entered into an agreement to repurchase approximately 1.4 million shares of common stock directly from Mid-Atlantic Investors, a major stockholder. These shares will be repurchased by the Corporation at a fixed price of $23.86 per share. The transaction will be executed in portions, but in its entirety prior to March 31, 2001.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The text and tables under "Election of Directors" in the Corporation's 2001 Proxy Statement are incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The text and tables under "Directors' Compensation" and "Executive Compensation" in the Corporation's 2001 Proxy Statement are incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The text and tables under "Stock Ownership" in the Corporation's 2001 Proxy Statement are incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The text under "Compensation Committee Interlocks and Insider Participations" and "Transactions with Management" in the Corporation's 2001 Proxy Statement is incorporated herein by reference.

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

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission in the last quarter of 2000 as follows:
        October 18, 2000--Press Release regarding repositioning of the mortgage lending operation.
        December 21, 2000--Press Release announcing the Board of Directors approved extending its stock repurchase plan.

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

                           PROVIDENT BANKSHARES CORPORATION (Registrant)

March 9, 2001              BY /s/ Peter M. Martin
                              -------------------
                              Peter M. Martin

                              Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                           Principal Executive Officer:

March 9, 2001              BY /s/ Peter M. Martin
                              ------------------
                              Peter M. Martin
                              Chairman of the Board and Chief Executive Officer

                           Principal Financial Officer:

March 9, 2001              BY /s/ Dennis A. Starliper
                              ----------------------
                              Dennis A. Starliper
                              Group Manager and Chief Financial Officer

                           Principal Accounting Officer:

March 9, 2001              BY /s/ R. Wayne Hall
                              ----------------
                              R. Wayne Hall
                              Treasurer

                              A Majority of the Board of Directors*
                              Melvin A. Bilal, Thomas S. Bozzuto,
                              Dr. Calvin W. Burnett, Ward B. Coe, III, Charles
                              W. Cole, Jr., Pierce B. Dunn, Enos K. Fry,
                              Herbert W. Jorgensen, Mark K. Joseph,
                              Barbara B. Lucas, Peter M. Martin, Frederick W. Meier, Jr., Sister Rosemarie Nassif,
                              Francis G. Riggs, Sheila K. Riggs,
                              Carl W. Stearn

     * Pursuant to the Power of Attorney filed herewith as Exhibit 24.0.

March 9, 2001             BY  /s/ R. Wayne Hall
                              ----------------
                              R. Wayne Hall
                              Attorney-in-fact