Form 10-Q
period 2001-03-31
PROVIDENT BANKSHARES CORP
filed 2001-05-11
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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


                                 Not Applicable
--------------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


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

Common Stock, par value $1.00 per share, 24,425,675 shares outstanding at May 1, 2001.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Condition - Unaudited
        March 31, 2001 and 2000 and  December 31, 2000                      3

        Consolidated Statement of Income - Unaudited
        Three months ended March 31, 2001 and 2000                          4

        Consolidated Statement of Cash Flows - Unaudited
        Three months ended March 31, 2001 and 2000                          5

        Notes to Consolidated Financial Statements - Unaudited              6

Item 2. Management's Discussion and Analysis
        of Results of Operations and Financial Condition                   10

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                  14

PART II - OTHER INFORMATION                                                15

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

--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                        MARCH 31,      December 31,       March 31,
(DOLLARS IN THOUSANDS)                                                                     2001            2000             2000
====================================================================================================================================
ASSETS
Cash and Due From Banks                                                             $       87,806    $      84,166    $     84,237
Short-Term Investments                                                                      13,555           12,378           1,732
Mortgage Loans Held for Sale                                                                 4,392            8,243          13,731
Securities Available for Sale                                                            1,639,388        1,876,509       1,686,192
Loans:
   Consumer                                                                              2,015,861        2,026,013       2,313,211
   Commercial Business                                                                     340,819          356,041         361,810
   Real Estate -- Construction                                                             267,875          265,918         191,225
   Real Estate -- Mortgage                                                                 690,240          725,799         482,001
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                         3,314,795        3,373,771       3,348,247
Less:  Allowance for Loan Losses                                                            42,832           40,660          41,051
------------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                           3,271,963        3,333,111       3,307,196
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                                 47,351           45,805          43,876
Accrued Interest Receivable                                                                 45,250           48,844          47,530
Other Assets                                                                               142,674           95,492          63,013
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $    5,252,379    $   5,504,548    $  5,247,507
------------------------------------------------------------------------------------------------------------------------------------

LIABILITIES
Deposits:
  Noninterest-Bearing                                                               $      351,031    $     327,334    $    311,893
  Interest-Bearing                                                                       3,457,184        3,627,436       3,470,419
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                                       3,808,215        3,954,770       3,782,312
------------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                               1,097,775        1,122,806       1,083,889
Other Liabilities                                                                           54,354           43,592          38,833
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                      4,960,344        5,121,168       4,905,034
------------------------------------------------------------------------------------------------------------------------------------
Corporation-Obligated Mandatorily Redeemable Capital Securities                                  -           67,969          68,068
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares, Issued 29,858,017,
  29,708,943 and 26,251,384 Shares; at March 31, 2001,
  December 31, 2000 and March  31, 2000, respectively                                       29,858           29,709          26,251
Capital Surplus                                                                            252,854          251,184         203,755
Retained Earnings                                                                          115,400          109,593         110,010
Net Accumulated Other Comprehensive Income                                                  (3,896)         (10,695)        (44,684)
Treasury Stock at Cost - 5,457,126, 3,861,969 and 1,177,432  Shares at
  March 31, 2001,  December 31, 2000 and March 31, 2000, respectively                     (102,181)         (64,380)        (20,927)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                               292,035          315,411         274,405
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    5,252,379    $   5,504,548    $  5,247,507
------------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

                                                         3


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
(IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------
Three Months Ended March 31                                                               2001               2000
=====================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                                            $    66,528       $     67,821
Interest on Securities                                                                     30,340             29,633
Tax-Advantaged Interest                                                                       552                514
Interest on Short-Term Investments                                                             85                 46
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                                   97,505             98,014
---------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                                       42,330             42,695
Interest on Borrowings                                                                     18,324             14,900
---------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                                  60,654             57,595
---------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME                                                                     36,851             40,419
Less: Provision for Loan Losses                                                             7,175              4,300
---------------------------------------------------------------------------------------------------------------------
   NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                     29,676             36,119
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                                        13,638             10,374
Mortgage Banking Activities                                                                   261                811
Commissions and Fees                                                                        1,204              1,388
Net Securities Gains                                                                        5,967                 79
Other Non-Interest Income                                                                   2,467              1,717
---------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                               23,537             14,369
---------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                             17,952             17,164
Occupancy Expense, Net                                                                      3,423              3,190
Furniture and Equipment Expense                                                             2,584              2,451
External Processing Fees                                                                    4,506              3,789
Capital Securities Expense                                                                      -                984
Other Non-Interest Expense                                                                  7,413              7,451
---------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                                              35,878             35,029
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                                 17,335             15,459
Income Tax Expense                                                                          5,610              4,594
---------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                 11,725             10,865
Extraordinary Item -- Gain on Debt Extinguishment, Net                                          -                770
Cumulative Effect of Change in Accounting Principle, Net                                   (1,160)                 -
---------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                            $    10,565       $     11,635
=====================================================================================================================
BASIC EARNINGS PER SHARE
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                                            $      0.47       $       0.41
Extraordinary Item -- Gain on Debt Extinguishment, Net                                          -               0.03
Cumulative Effect of Change in Accounting Principle, Net                                    (0.05)                 -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $      0.42       $       0.44
=====================================================================================================================

DILUTED EARNINGS PER SHARE
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                                            $      0.45       $       0.40
Extraordinary Item -- Gain on Debt Extinguishment, Net                                          -               0.03
Cumulative Effect of Change in Accounting Principle, Net                                    (0.05)                 -
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                            $      0.40       $       0.43
=====================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
(IN THOUSANDS)
Three Months Ended March 31,                                                                         2001            2000
--------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
   Net Income                                                                             $        10,565    $     11,635
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                               8,968           4,373
        Provision for Loan Losses                                                                   7,175           4,300
        Provision for Deferred Income Tax (Benefit)                                                  (966)          4,848
        Realized Net Securities Gains                                                              (5,967)            (79)
        Loans Originated or Acquired and Held for Sale                                             (7,057)        (47,782)
        Proceeds from Sales of Loans Held for Sale                                                 11,042          64,804
        Gain on Sales of Loans Held for Sale                                                         (134)           (218)
        Other Operating Activities                                                                (35,236)         (8,877)
--------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                               (22,175)         21,369
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                                  (11,610)         33,004
--------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                           84,306          39,365
   Proceeds on Sales of Securities Available for Sale                                             378,224          18,602
   Purchases of Securities Available for Sale                                                    (212,117)        (74,099)
   Loan Originations and Purchases Less Principal Collections                                      50,288        (169,472)
   Purchases of Premises and Equipment                                                             (3,979)         (1,794)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                  296,722        (187,398)
--------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Decrease in Deposits                                                                      (146,555)        (26,216)
   Net Increase (Decrease) in Short-Term Borrowings                                              (175,991)        239,163
   Proceeds from Long-Term Debt                                                                    90,302          50,000
   Payments and Maturities of Long-Term Debt                                                       (7,311)       (133,715)
   Proceeds from Issuance of Capital Securities                                                         -          30,000
   Issuance of  Stock                                                                               1,819             416
   Purchase of Treasury Stock                                                                     (37,801)         (7,672)
   Cash Dividends on Common Stock                                                                  (4,758)         (4,212)
--------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                 (280,295)        147,764
--------------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    4,817          (6,630)
   Cash and Cash Equivalents at Beginning of Year                                                  96,544          92,599
--------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $       101,361    $     85,969
--------------------------------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                                  $        42,990    $     45,674
Income Taxes Paid                                                                                   1,472             121
Reclassify Trust Preferred Securities to Borrowings                                                67,969               -

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 9, 2001.

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

NOTE C - ACCOUNTING FOR DERIVATIVES

SIGNIFICANT ACCOUNTING POLICIES
-------------------------------

      Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.
      The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy to manage its interest rate risk exposure. This strategy aims to stabilize net interest income through periods of changing interest rates. Derivative products in use by the Corporation are interest rate swaps and caps or floors, used separately or in combination. These derivatives are used to suit the particular hedge objective and all qualify as hedges. Risks in these hedge transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and the possibility that interest rate movements or general market volatility could result in a loss in effectiveness and necessitate the recognition of a loss (market risk). Counterparty credit risk is controlled by dealing with well-established brokers that are highly rated by independent sources and by establishing exposure limits for individual counterparties. Additionally, credit risk is controlled by entering into bilateral collateral agreements with brokers. These are agreements in which the parties pledge collateral to indemnify the counterparty in the case of default. Market risk on interest rate swaps is minimized by using these instruments as hedges and continually monitoring the positions to ensure on-going effectiveness. Additionally, the Corporation generally engages only in hedges which are highly effective. The Corporation's hedging activities are monitored by its Asset/Liability Committee (ALCO) as part of the committee's oversight of the treasury function which is responsible for implementing the hedging strategies. ALCO is responsible for reviewing hedging strategies that are developed through financial analysis and modeling.

      All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the use of certain types of derivatives used to hedge specific risks are also documented. At inception, and on an ongoing basis if necessary, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR or constant maturity treasury rates to hedge the interest rate risk associated with interest earning asset or interest bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedges inception and on an ongoing basis.
      When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness the Corporation will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in value. The Corporation did not discontinue any hedges in the first quarter 2001.
      The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At March 31, 2001, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $4.2 million, resulting in no net earnings impact for the three months ended March 31, 2001. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income (OCI). At March 31, 2001, the Corporation has recorded the fair value of derivatives of $648 thousand, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings.
      All ineffective portions of hedges are reported in and affect net earnings immediately. For the three months ending March 31, 2001, the Corporation had no material ineffective portions of hedges. The Corporation expects that any amounts which will be reclassified from other comprehensive income to earnings over the next twelve months will be immaterial.
      Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and accordingly were not included in the transition adjustment described below.

ADOPTION OF SFAS NO. 133
------------------------

        The adoption of SFAS No. 133 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax). This represented the difference between the derivative's previous carrying amount and the fair value of the derivatives at January 1, 2001. Subsequent to the adoption of SFAS No. 133, the Corporation closed the derivative instruments that did not qualify for the shortcut method under SFAS No. 133. This did not result in a material gain or loss. Additionally amounts recorded in OCI at transition are not expected to materially affect earnings of the Corporation in the next twelve months. The remaining derivatives retained by the Corporation to hedge exposures met the criteria necessary to qualify for the shortcut method. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness.

NOTE D - EXTRAORDINARY ITEM

      During the first quarter 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE E - PER SHARE INFORMATION

        The following table presents a summary of per share data and amounts for the periods indicated:

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------
Three Months Ended March 31                                        2001             2000
---------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                          $      11,725   $       10,865
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -              770
Cumulative Effect of Change in Accounting Principle, Net             (1,160)               -
---------------------------------------------------------------------------------------------
Net Income                                                           10,565           11,635
=============================================================================================

BASIC
Basic EPS Shares                                                     25,125           26,620
Net Income Before Extraordinary Item                          $        0.47   $         0.41
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -             0.03
Cumulative Effect of Change in Accounting Principle, Net              (0.05)               -
---------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.42             0.44
=============================================================================================
DILUTED
Dilutive Shares (principally stock options)                             966              522
Diluted EPS  Shares                                                  26,091           27,142
Net Income Before Extraordinary Item                          $        0.45   $         0.40
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -             0.03
Cumulative Effect of Change in Accounting Principle, Net               (.05)               -
---------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.40             0.43
=============================================================================================


NOTE F - INVESTMENT SECURITIES

      The aggregate amortized cost and market values of the investment securities portfolio at March 31, were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2001
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $      118,930       $           14        $         439        $      118,505
Mortgage-Backed Securities                    1,365,975               12,529                3,552             1,374,952
Municipal Securities                             24,671                  685                    -                25,356
Other Debt Securities                           134,819                   53               14,297               120,575
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,644,395       $       13,281        $      18,288        $    1,639,388
------------------------------------------------------------------------------------------------------------------------

March 31, 2000
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       81,014       $          119        $         151        $       80,982
Mortgage-Backed Securities                    1,510,939                3,229               55,476             1,458,692
Municipal Securities                             26,621                  138                  428                26,331
Other Debt Securities                           136,363                    -               16,176               120,187
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,754,937       $        3,486        $      72,231        $    1,686,192
------------------------------------------------------------------------------------------------------------------------

At March 31, 2001 a net unrealized loss on securities available for sale of $3.3 million was reflected as a component of Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss on securities available for sale of $44.7 million at March 31, 2000. For details regarding investment securities at December 31, 2000, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's 10-K filed March 9, 2001.

NOTE G - COMPREHENSIVE INCOME

      Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statements presented for the Corporation, nonowner equity changes are comprised of unrealized gains or losses on available for sale debt securities and recorded gains or losses on derivatives utilized in cash flow hedges. These nonowner equity changes will be accumulated with net income from operations to determine comprehensive income. This change does not have an impact on the Corporation's results of operations.

      Presented below is a reconcilement of net income to comprehensive income indicating the components of other comprehensive income.

                                                                                                  Three Months Ended
                                                                                                           March 31,
---------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                                    2001          2000
---------------------------------------------------------------------------------------------------------------------
Net Income                                                                                $     10,565   $    11,635
Other Comprehensive Income (Loss):
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income                           (989)            -
    Amount Reclassified out of Other Comprehensive Income Included in Net Income                     -             -
    Unrealized Holding Gain (Loss) on Debt Securities                                           17,415          (478)
    Less: Reclassification Adjustment for Gains Included in Net Income                           5,967            79
---------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                                   10,459          (557)
Income Tax (Benefit) Related to Items of Other Comprehensive Income                              3,660          (196)
---------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                                     6,799          (361)
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                      $     17,364   $    11,274
---------------------------------------------------------------------------------------------------------------------

NOTE H - CORPORATION-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

        The Corporation also reclassified the Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities into the long-term debt classification in the financial statements. While this reclassification has no impact on the earnings of the Corporation, it is considered a change in accounting principle. Prospectively, the expense incurred on these instruments will be included in interest expense rather than non-interest expense. These securities will continue to qualify as regulatory capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

      Provident Bankshares reported operating earnings for the quarter ended March 31, 2001 of $11.7 million, or $.45 per share on a diluted basis. This is an increase of 7.9% from $10.9 million, or $.40 per diluted share in the 2000 comparable quarter. This also represented a 12.5% increase in diluted earnings per share.

      As a result of a one-time transition adjustment of $1.2 million (net of taxes) for Statement of Financial Accounting Standards No. 133 "Accounting of Derivative Instruments and Hedging Activities," ("SFAS No. 133") net income is $10.6 million, or $.40 per diluted share. The Corporation, like many institutions, adopted this mandatory accounting standard in the first quarter of 2001.

      Exclusive of the accounting change, return on average common equity was 15.34% for the first quarter 2001, compared to 14.72% in the same quarter a year ago and 15.42% from the prior quarter. Return on average assets was .88% for the quarter ending March 31, 2001, compared to .90% for the quarter ending March 31, 2000 and .89% for the quarter ending December 31, 2000.
      Net interest margin for the 2001 first quarter was 2.91%, a decrease from 3.04% in the fourth quarter of 2000. This margin decline was largely the result of two one-time events: the reclassification of trust preferred stock interest from non-interest expense to interest expense, and the accelerated reversal of $1.4 million in accrued interest to comply with the new FFIEC policy for consumer credit that required the reclassification of previously unclassified second mortgages as non-performing loans.
      Non-interest income (excluding securities gains) was up $3.3 million or 23.0% for the 2001 first quarter. There were $6.0 million in securities gains during the 2001 first quarter compared to $79 thousand in the same period a year ago. Securities gains were taken mainly as part of Provident's program to hedge accelerated prepayments on the second mortgage portfolio. The Company's non-interest expense increased by 2.4%, up $849 thousand from the same quarter last year.

NET INTEREST INCOME

      A lower net interest margin offset in part by growth in average earning assets resulted in lower tax-equivalent net interest income. Tax equivalent net interest income fell by $3.6 million to $37.1 million for the first quarter of 2001, as compared to the first quarter of 2000. Net interest margin for the 2001 first quarter was 2.91%, a decrease from 3.23% in the first quarter of 2000. This margin decline was largely the result of two one-time events: the reclassification of trust preferred stock interest from non-interest expense to interest expense, and the accelerated reversal of $1.4 million in accrued interest to comply with the new FFIEC policy for consumer credit that required the reclassification of previously unclassified second mortgages as non-performing loans.

      Provident's tax equivalent interest income fell $495 thousand from the first quarter of 2000, the result of the $1.4 million interest reversal noted above. Growth in total average earning assets was provided by increases of $231 million in residential mortgage loans and $121 million in commercial real estate loans. The increase in residential mortgage loans is partially attributable to the acquisition of Harbor Federal Bancorp during the third quarter of 2000. The increase in commercial real estate loans was made up of $77 million in commercial construction, $24 million in commercial mortgage and $21 million in residential construction loans. Consumer loans declined $222 million due to the securitization of $324 million of second mortgage loans during the third quarter of 2000. Mortgage loans held for sale declined $36 million as the Bank made the decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The yield on earning assets was 7.67% compared to 7.81% for the first quarter of 2000.
      Total interest expense for the first quarter of 2001 was $3.1 million above a year ago, the combined result of an increase of $167 million in the average outstanding balance of interest-bearing liabilities and a 12 basis point increase in rate paid. Included in this increase were $134 million in direct certificates of deposits and $83 million in interest-bearing demand deposit accounts. The increases are attributable to the continued expansion of our branch network as well as the acquisition of Harbor Federal Bancorp. Brokered deposits decreased $179 million as long-term debt increased $194 million. Short-term borrowings declined $102 million.

      The Corporation maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. As of January 1, 2001, the Corporation adopted SFAS No. 133. This statement required the Corporation to mark to market all derivative instruments as a transition adjustment. This transition adjustment was a $1.2 million after tax loss. The Corporation closed the derivative instruments that will not qualify for the shortcut method under SFAS No. 133. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

PROVISION FOR LOAN LOSSES

      The Corporation recorded a $7.2 million provision for loan losses, with net charge-offs of $5.0 million for the first quarter of 2001, compared to a provision of $4.3 million and net charge-offs of $3.0 million for the same period of 2000. The majority of the increase in the provision for loan losses is mainly related to the loss taken on the sale of a syndicated health care credit. The increase in charge-offs from $3.0 million to $5.0 million is also related to the above noted sale. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. Provident has been closely monitoring its health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. Charge-offs from health care credits may be incurred in future quarters as a result of continuing challenges in the health care sector. However, management believes reserves are adequate for such an event. The entire health care portfolio represents less than 1.5% of Provident's total loans. To further limit its exposure to national syndicated credits; the Company elected to sell a large national credit that had been performing as agreed at approximately face value. The allowance for loan losses at March 31, 2001 was $42.8 million, compared to $41.1 million a year ago. At March 31, 2001, the allowance represented 1.29% of total loans and 165% of non-performing loans. Total non-performing loans were $26 million at both March 31, 2001 and 2000. Non-performing loans as a percent of loans outstanding as of March 31, 2001 were
 .79%. A one-time addition of $12 million was made to non-performing loans to conform to a new FFIEC policy on consumer loans. While there has been no change in the underlying fundamentals of Provident's consumer loan portfolio, the new FFIEC policy required the reclassification of previously unclassified second mortgages as non-performing loans.

NON-INTEREST INCOME

      Non-interest income, exclusive of securities gains, totaled $17.6 million in the first quarter of 2001 compared to $14.3 million for the first quarter of 2000. This increase was driven by deposit product revenues, which increased $3.3 million. The increase in deposit fees was driven by continued growth in account volume. Other non-interest income was up $750 thousand mainly associated with Banked Owned Life Insurance. Mortgage banking income declined $550 thousand as the Corporation made a decision during the fourth quarter to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers.
      There were $6.0 million in securities gains during the 2001 first quarter compared to $79 thousand in the same period a year ago. Securities gains were taken mainly as part of Provident's program to offset accelerated prepayments on the second mortgage portfolio.

NON-INTEREST EXPENSE

      First quarter non-interest expense was $35.9 million, compared to $35.0 million for the same period last year. Salaries and benefits increased $788 thousand mainly related to merit increases and the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $233 thousand, furniture and equipment expense of $133 thousand and $717 thousand in external processing fees related to increased account volume. During the first quarter of 2001 capital securities expense of $1.4 million was classified as interest expense compared to $984 thousand in the first quarter of 2000 as non-interest expense. The prior period was not reclassified.

INCOME TAXES

      Provident recorded income tax expense of $5.6 million on income before taxes of $17.3 million, an effective tax rate of 32.4%. During the first quarter of 2000, Provident's tax expense was $4.6 million on pre-tax income of $15.5 million, an effective tax rate of 29.7%. The change in effective tax rate is the result of the elimination during the fourth quarter of 2000 of federal and state tax issues for which a liability had previously been provided.

FINANCIAL CONDITION

      Total assets of the Corporation decreased $252 million from December 31, 2000 to March 31, 2001 as a result of deleveraging associated with the Corporation's continued use of its stock buyback authority. The Corporation repurchased 1.6 million shares during the quarter, including all of the 1,407,157 PBKS shares held by Mid-Atlantic Investors and its affiliates. Securities available for sale declined $237 million as a result of this deleveraging. Consumer loans declined $10 million as indirect auto loans declined over $25 million due to a decision by the Corporation in the third quarter of 2000 to exit this business. Commercial business loans declined $15 million partially due to the decision to sell a large national credit that had been performing as agreed at approximately face value and the sale of a syndicated health care credit that was on non-performing status. This decision was made to limit exposure to syndicated national credits. Real Estate Mortgage loans declined $36 million, $24 million from residential mortgage loans. Residential mortgage loans declined as the Corporation made a decision during the fourth quarter to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The $12 million decline in commercial mortgage loans was attributable to unanticipated payoffs.
      Total deposits ended the quarter at $3.81 billion, a decrease of $147 million over the December 31, 2000 level. Core deposits increased $79 million during the quarter as non-interest bearing demand deposits increased $24 million and interest bearing demand/money market accounts increased $46 million. Direct certificates of deposits and savings deposits also increased $3 million and $10 million, respectively. Borrowings decreased $96 million from December 31, 2000 ending the quarter at $1.03 billion. Total trust preferred capital securities, as of March 31, 2001 was $70 million.
      The primary sources of liquidity at March 31, 2001 were loans held for sale and investments available for sale, which totaled $1.64 billion. This represents 33% of total liabilities compared to 37% at December 31, 2000.
      At March 31, 2001, total stockholders' equity was $292 million, a $23 million decrease over December 31, 2000. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $175 thousand was raised through the dividend reinvestment plan, $1.6 million from the exercise of stock options, while capital increased by $6.8 million during the first quarter of 2001 as a result of Statement of Financial Accounting Standards No. 115. During the first quarter of 2001, the Corporation also repurchased shares totaling $37.8 million. At quarter-end, the leverage ratio was 6.62% and total stockholders' equity represented 10.06% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identified by use of the words "believe," "expect," "anticipate," "estimate," "project," or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on the operations of the Company and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Company's market area and accounting principles and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's other filings with the SEC.

      Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date of this Report. Except as required by applicable law or regulation, the Company undertakes no obligation to update forward-looking statements to reflect events that occur after the date on which such statements have been made.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 9, 2001. The market risk of the Corporation has not experienced any material changes as of March 31, 2001 from December 31, 2000. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 2001.

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

                (3.1) Articles of Incorporation of Provident Bankshares
                      Corporation (1)

                (3.2) Fourth Amended and Restated By-Laws of Provident
                      Bankshares Corporation (3)

                (4.1) Stockholder Protection Rights Plan, as amended (2)

            (b) Reports on Form 8-K were filed with the Securities and Exchange
                Commission as follows:

                    January 12, 2001 - Press release regarding the Company's announcement that Gary Geisel has been named President and Chief Operating Officer of Provident and Provident Bank.

                    February 20, 2001 - Press release regarding the Company's announcement that Provident reached an agreement to buy back all of the Provident shares held by Mid-Atlantic Investors and its affiliates.

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


                          PROVIDENT BANKSHARES CORPORATION
                          --------------------------------
                                        Registrant



May 11, 2001                                /s/ Peter M. Martin
                                            ------------------------------------
                                            Peter M. Martin
                                            Chairman and Chief Executive Officer



May 11, 2001                                /s/ Dennis A. Starliper
                                            -----------------------
                                            Dennis A. Starliper
                                            Chief Financial Officer