Form 10-Q
period 2001-06-30
PROVIDENT BANKSHARES CORP
filed 2001-08-20
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                         COMMISSION FILE NUMBER 0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



            MARYLAND                                      52-1518642
------------------------------------                      ----------
(State or Other Jurisdiction of                           (I.R.S. Employer
 Incorporation or Organization)                        Identification  Number)


              114 EAST LEXINGTON STREET, BALTIMORE, MARYLAND 21202
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                 Not Applicable
   --------------------------------------------------------------------------
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)


                                 (410) 277-7000
           ----------------------------------------------------------
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

Common Stock, par value $1.00 per share, 25,738,179 shares outstanding at August 1, 2001.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements

           Consolidated Statement of Condition - Unaudited
           June 30, 2001 and 2000 and  December 31, 2000                       3

           Consolidated Statement of Income - Unaudited
           Three month and six month periods ended June 30, 2001 and 2000      4

           Consolidated Statement of Cash Flows - Unaudited
           Six months ended June 30, 2001 and 2000                             5

           Notes to Consolidated Financial Statements - Unaudited              6

Item 2.    Management's Discussion and Analysis
           of Results of Operations and Financial Condition                   15

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                  19

PART II - OTHER INFORMATION                                                   20

Item 1.    Legal Proceedings

Item 2.    Changes in Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

SIGNATURES                                                                    22




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



PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                         JUNE 30,      December 31,       June 30,
(DOLLARS IN THOUSANDS)                                                                     2001           2000              2000
====================================================================================================================================
                                                                                                       (Restated)        (Restated)
ASSETS
Cash and Due From Banks                                                             $       90,820   $       84,166   $     112,077
Short-Term Investments                                                                       7,919           12,378           1,767
Mortgage Loans Held for Sale                                                                 4,571            8,243          14,884
Securities Available for Sale                                                            1,803,242        1,876,509       1,711,987
Loans:
   Consumer                                                                              1,679,289        2,017,436       2,413,074
   Commercial Business                                                                     351,596          356,041         341,874
   Real Estate -- Construction                                                             289,294          265,918         208,885
   Real Estate -- Mortgage                                                                 650,914          725,799         540,906
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                         2,971,093        3,365,194       3,504,739
Less:  Allowance for Loan Losses                                                            35,310           38,374          41,102
------------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                           2,935,783        3,326,820       3,463,637
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                                 45,713           45,805          44,338
Accrued Interest Receivable                                                                 40,084           47,281          48,449
Other Assets                                                                               242,538           98,241          85,052
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                        $    5,170,670   $    5,499,443   $   5,482,191
====================================================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                                               $      365,425   $      327,334   $     317,883
  Interest-Bearing                                                                       3,215,377        3,627,436       3,602,473
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                                       3,580,802        3,954,770       3,920,356
------------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                               1,177,701        1,190,775       1,252,850
Other Liabilities                                                                          126,412           43,592          43,882
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                      4,884,915        5,189,137       5,217,088
------------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares, Issued 31,322,737,
  29,708,943 and 27,524,445 Shares; at June 30, 2001,
  December 31, 2000 and June 30, 2000, respectively                                         31,323           29,709          27,524
Capital Surplus                                                                            283,146          251,184         222,806
Retained Earnings                                                                           84,593          104,488          94,205
Net Accumulated Other Comprehensive Income                                                  (7,248)         (10,695)        (47,166)
Treasury Stock at Cost - 5,626,926, 3,861,969 and 1,983,532  Shares
  at June 30, 2001, December 31, 2000 and June 30, 2000, respectively                     (106,059)         (64,380)        (32,266)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                               285,755          310,306         265,103
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $    5,170,670   $    5,499,443   $   5,482,191
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                              Three Months Ended                 Six Months Ended
                                                                   June 30,                           June 30,
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                        2001           2000          2001             2000
==================================================================================================================
                                                                          (Restated)                    (Restated)
INTEREST INCOME
Interest and Fees on Loans                               $    60,484    $    70,337   $  127,401       $  137,386
Interest on Securities                                        27,670         30,643       58,010           60,276
Tax-Advantaged Interest                                          576            519        1,128            1,033
Interest on Short-Term Investments                                92             46          177               92
------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                      88,822        101,545      186,716          198,787
------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                          37,935         42,473       80,265           85,168
Interest on Borrowings                                        16,378         21,287       34,702           37,171
------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                     54,313         63,760      114,967          122,339
------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                         34,509         37,785       71,749           76,448
Less: Provision for Loan Losses                                4,895         13,035       13,070           17,335
------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         29,614         24,750       58,679           59,113
------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                           15,389         12,589       29,027           22,963
Mortgage Banking Activities                                      172          1,020          433            1,831
Commissions and Fees                                           1,166          1,291        2,370            2,679
Net Securities Gains                                           1,622          7,779        7,589            7,858
Other Non-Interest Income                                      2,289          1,700        4,756            3,417
------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                  20,638         24,379       44,175           38,748
------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                18,047         18,139       35,999           35,303
Occupancy Expense, Net                                         3,254          3,144        6,677            6,334
Furniture and Equipment Expense                                2,559          2,491        5,143            4,942
External Processing Fees                                       3,953          4,268        8,459            8,057
Other Non-Interest Expense                                    10,764          7,417       18,177           14,868
------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                 38,577         35,459       74,455           69,504
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                    11,675         13,670       28,399           28,357
Income Tax Expense                                             3,640          4,610        9,039            8,932
------------------------------------------------------------------------------------------------------------------
INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     8,035          9,060       19,360           19,425
Extraordinary Item -- Gain on Debt Extinguishment, Net             -              -            -              770
Cumulative Effect of Change
  in Accounting Principle, Net                                     -              -       (1,160)               -
------------------------------------------------------------------------------------------------------------------
NET INCOME                                               $     8,035    $     9,060   $   18,200       $   20,195
==================================================================================================================
BASIC EARNINGS PER SHARE
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle               $      0.31    $      0.33   $     0.74       $     0.70
Extraordinary Item -- Gain on Debt Extinguishment, Net             -              -            -             0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                     -              -        (0.04)               -
------------------------------------------------------------------------------------------------------------------
Net Income                                                      0.31           0.33   $     0.70       $     0.73
==================================================================================================================
DILUTED EARNINGS PER SHARE
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle               $      0.30    $      0.32   $     0.71       $     0.69
Extraordinary Item -- Gain on Debt Extinguishment, Net             -              -            -             0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                     -              -        (0.04)               -
------------------------------------------------------------------------------------------------------------------
Net Income                                                      0.30           0.32   $     0.67       $     0.72
==================================================================================================================
These financial statements should be read in conjunction with the accompanying notes.

                                                          4



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
(IN THOUSANDS)
Six Months Ended June 30                                                                             2001             2000
===========================================================================================================================
                                                                                                                 (Restated)
OPERATING ACTIVITIES
   Net Income                                                                             $        18,200  $        20,195
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                              18,535           11,418
        Provision for Loan Losses                                                                  13,070           17,335
        Provision for Deferred Income Tax (Benefit)                                                (1,095)           4,857
        Realized Net Securities Gains                                                              (7,589)          (7,858)
        Loans Originated or Acquired and Held for Sale                                            (18,520)         (84,433)
        Proceeds from Sales of Loans Held for Sale                                                 22,393          100,623
        Gain on Sales of Loans Held for Sale                                                         (201)            (539)
        Other Operating Activities                                                                 (8,644)         (25,707)
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                                17,949           15,696
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          36,149           35,891
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                          234,426           99,256
   Proceeds on Sales of Securities Available for Sale                                             454,775           26,454
   Purchases of Securities Available for Sale                                                    (366,683)        (164,480)
   Loan Originations and Purchases Less Principal Collections                                      81,363         (342,812)
   Purchases of Premises and Equipment                                                             (4,750)          (4,520)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                                  399,131         (386,102)
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                                                           (373,968)         111,828
   Net Increase (Decrease) in Short-Term Borrowings                                               (86,340)         213,068
   Proceeds from Long-Term Debt                                                                    90,000          290,000
   Payments and Maturities of Long-Term Debt                                                      (16,579)        (216,592)
   Issuance of  Stock                                                                               4,917              645
   Purchase of Treasury Stock                                                                     (41,679)         (19,011)
   Cash Dividends on Common Stock                                                                  (9,436)          (8,482)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                                                 (433,085)         371,456
---------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                               2,195           21,245
   Cash and Cash Equivalents at Beginning of Year                                                  96,544           92,599
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                $        98,739  $       113,844
===========================================================================================================================

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                                 $        86,193  $        91,840
Income Taxes Paid                                                                                  12,501            1,604
Loans Securitized and Converted to Securities Available for Sale                                  238,874                -
Stock Dividend                                                                                     28,659           20,095


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 2001

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 9, 2001.

NOTE B -SIGNIFICANT ACCOUNTING POLICIES

LOAN AND ALLOWANCE  FOR LOAN LOSSES
-----------------------------------

         All interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. The Corporation defers and amortizes certain loan fees and costs over the life of the loan using the interest method. Net amortization of these fees and costs are recognized into interest income as a yield adjustment and are, accordingly reported as Interest and Fees on Loans in the Consolidated Statement of Income.

         Management places a commercial loan in non-accrual status and discontinues the accrual of interest and reverses previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/ or principal cannot be reasonably expected or when it is 90 days past due unless the loan is well secured and in the process of collection. At times commercial loans secured by real estate are charged-off and the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at fair market value less cost to sell (net realizable value). The difference between the loan balance and the net realizable value at time of foreclosure is recorded as a charge-off. Other real estate owned is evaluated periodically for impairment of value. Impairment of value is recognized through a charge to earnings.

         Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan to collateral value, less cost to sell, exceeds 90% the loan will be placed in non-accrual status and all accrued but unpaid interest will be reversed against interest income. If the loan is in a junior lien position, all other liens will be considered in calculating the loan to value ratio. Generally, no loan will continue to accrue interest after reaching 210 days past due. In general, charge-offs of delinquent loans secured by residential real estate will be recognized when losses are reasonably estimable and probable. No later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral's net realizable balance will be charged-off. Subsequent to any partial charge-offs, loans will be carried in non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs will be periodically evaluated to determine whether additional charge-offs are warranted. Subsequent to the liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan will result in additional charge-offs. Any excess proceeds will be recognized as a loan recovery.

         Generally, non-residential secured closed end consumer loans that become past due 120 days are charged-off in full. Unsecured open-end consumer loans will be charged-off in full at 180 days past due.

         Individual loans are considered impaired when, based on available information, it is probable that the Corporation will be unable to collect principal and interest when due in accordance with the contractual terms of the loan agreement. All non-accrual loans and troubled debt restructurings are considered impaired loans. The measurement of impaired loans may be based on the present value of expected cash flows discounted at the historical effective interest rate, the market price of the loan or based on the fair value of the underlying collateral.

         Restructured loans are considered impaired in the year of restructuring. In subsequent years each restructured loan is evaluated for impairment. The allowance for loan losses includes reserves for the impaired loans.

         Collections of interest and principal on all loans in non-accrual status and/or considered impaired are generally applied as a reduction to the outstanding principal balance of the loan. Once future collectibility has been established, interest income may be recognized on a cash basis.

         The Corporation's allowance for loan losses is based on management's continuing review and evaluation of the loan portfolio and intended to maintain an allowance adequate to absorb probable inherent losses on outstanding loans. The level of the allowance is based on an evaluation of the risk characteristics of the loan portfolio and considers such factors as past loan loss experience, non-accrual and delinquent trends, the financial condition of the borrower, current economic conditions and other relevant factors. Adjustments to the allowance due to changes in measurement of impaired loans are incorporated in the provision for loan losses.

NOTE C - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

         In connection with the issuance of its second quarter results, the Corporation restated earnings for the first quarter of 2001 and the year ended December 31, 2000 (and the associated quarters in 2000). The restatement is the result of a review of delinquent loans and loans that were 120 days or more past due in its $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio which should have been recognized in prior periods. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have occurred.

        The table below provides a reconcilement reflecting adjustments, net of tax, of net income and earnings per share for the periods indicated. Accordingly, capital has been adjusted for the adjustment to net income. Additionally, the table indicates the additional charge-offs during those periods and selected other pertinent balances as reported and as restated.

                                             Three Months Ended           Six Months           Three Months          Six Months
                                       -------------------------------
(dollars in thousands,                     March 31,      June 30,      Ended June 30,       Ended March 31,       Ended June 30,
                                       ---------------  --------------  ----------------    -------------------   -----------------
except per share data)                      2000            2000             2000                  2001                 2001
----------------------------------------------------------------------------------------    -------------------   -----------------
As Reported Net Income                     $   11,635      $    9,245       $    20,880         $       10,565           $  18,200
Increase to the Provision for Loan
   Losses, net                                      -               -                 -                  (652)                   -
Reversal of Accrued but
   Uncollected Interest Income and Write-off
   of Loan Related Premium, net                 (500)           (185)             (685)                    252                   -
----------------------------------------------------------------------------------------    -------------------   -----------------

Total Decrease in Net Income                    (500)           (185)             (685)                  (400)                   -
----------------------------------------------------------------------------------------    -------------------   -----------------

Total Restated Net Income                  $   11,135      $    9,060       $    20,195         $       10,165           $  18,200
----------------------------------------------------------------------------------------    -------------------   -----------------

Earnings Per Share - Basic
     As Reported                           $     0.42       $    0.34       $      0.76          $        0.40            $   0.70
     As Restated                                 0.40            0.33              0.73                   0.39                0.70

Earnings Per Share - Diluted
     As Reported                           $     0.41       $    0.33       $      0.74          $        0.39            $   0.67
     As Restated                                 0.39            0.32              0.72                   0.37                0.67

Loan Charge-offs, net of recoveries
     As Reported                           $    3,029      $    7,372       $    10,401          $       5,003           $  15,444
     As Restated                                4,176           8,502            12,678                  7,242              15,444

Reserve for Loan Losses
     As Reported                           $   41,051      $   46,714       $    46,714         $       42,832           $  35,310
     As Restated                               36,569          41,102            41,102                 39,307              35,310

Loans
     As Reported                          $ 3,348,247     $ 3,510,548      $  3,510,548        $     3,314,795          $2,971,093
     As Restated                            3,343,609       3,504,739         3,504,739              3,303,901           2,971,093

Stockholders' Equity
     As Reported                           $  274,405      $  265,788       $   265,788         $      292,035           $ 285,755
     As Restated                              273,905         265,103           265,103                286,530             285,755


        All per share amounts for periods prior to the three months ended June 30, 2001 have been given the effect of the 5% stock dividend paid in May, 2001.

NOTE D - ACQUISITION

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

NOTE E - ACCOUNTING FOR DERIVATIVES

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

         The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy to manage its interest rate risk exposure. This strategy aims to stabilize net interest income through periods of changing interest rates. Derivative products in use by the Corporation are interest rate swaps and caps or floors, used separately or in combination. These derivatives are used to suit the particular hedge objective and all qualify as hedges. Risks in these hedge transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and the possibility that interest rate movements or general market volatility could result in a loss in effectiveness and necessitate the recognition of a loss (market risk). Counterparty credit risk is controlled by dealing with well-established brokers that are highly rated by independent sources and by establishing exposure limits for individual counterparties. Additionally, credit risk is controlled by entering into bilateral collateral agreements with brokers. These are agreements in which the parties pledge collateral to indemnify the counterparty in the case of default. Market risk on interest rate swaps is minimized by using these instruments as hedges and continually monitoring the positions to ensure on-going effectiveness. Additionally, the Corporation engages only in hedges which are highly effective. The Corporation's hedging activities are monitored by its Asset/Liability Committee (ALCO) as part of the committee's oversight of the treasury function which is responsible for implementing the hedging strategies. ALCO is responsible for reviewing hedging strategies that are developed through financial analysis and modeling.

         All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the use of certain types of derivatives used to hedge specific risks are also documented. At inception, and on an ongoing basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Several of the derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest earning assets or interest bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedges inception and on an ongoing basis.

         When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness the Corporation will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in value.

         The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At June 30, 2001, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $2.0 million, resulting in no net earnings impact for the three months ended June 30, 2001. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income (OCI). At June 30, 2001, the Corporation has recorded the fair value of derivatives of $521 thousand, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings.

         All ineffective portions of hedges are reported in and affect net earnings immediately. For the three months ending June 30, 2001, the Corporation had no ineffective portions of hedges.

         Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and accordingly were not included in the transition adjustment described below.

ADOPTION OF SFAS NO. 133
------------------------

         The adoption of SFAS No. 133 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax). This represented the difference between the derivative's previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

NOTE F - EXTRAORDINARY ITEM

        During the first quarter 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE G - PER SHARE INFORMATION

        The following table presents a summary of per share data and amounts for the periods indicated:

                                                                            Three Months Ended                 Six Months Ended
                                                                                  June 30,                          June 30,
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2001              2000               2001             2000
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                          $         8,035   $         9,060    $        19,360  $       19,425
Extraordinary Item -- Gain on Debt Extinguishment, Net                      -                 -                  -             770
Cumulative Effect of Change in Accounting Principle, Net                    -                 -            (1,160)               -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                              8,035             9,060             18,200          20,195
===================================================================================================================================

BASIC
Basic EPS Shares                                                       25,546            27,483             25,989          27,629
Net Income Before Extraordinary Item                          $          0.31   $          0.33    $          0.74  $         0.70
Extraordinary Item -- Gain on Debt Extinguishment, Net                      -                 -                  -            0.03
Cumulative Effect of Change in Accounting Principle, Net                    -                 -             (0.04)               -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                     0.31              0.33               0.70            0.73
===================================================================================================================================
DILUTED
Dilutive Shares (principally stock options)                               961               525              1,001             539
Diluted EPS  Shares                                                    26,507            28,008             26,990          28,168
Net Income Before Extraordinary Item                          $          0.30   $          0.32    $          0.71  $         0.69
Extraordinary Item -- Gain on Debt Extinguishment, Net                      -                 -                  -            0.03
Cumulative Effect of Change in Accounting Principle, Net                    -                 -             (0.04)               -
-----------------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                     0.30              0.32               0.67            0.72
===================================================================================================================================


NOTE H - INVESTMENT SECURITIES

          The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2001
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       83,948       $            1        $       1,767        $       82,182
Mortgage-Backed Securities                    1,570,232               11,581                8,644             1,573,169
Municipal Securities                             24,669                  700                    1                25,368
Other Debt Securities                           134,743                   77               12,297               122,523
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,813,592       $       12,359        $      22,709        $    1,803,242
------------------------------------------------------------------------------------------------------------------------

June 30, 2000
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       83,869       $          172        $         132        $       83,909
Mortgage-Backed Securities                    1,537,772                2,633               52,745             1,487,660
Municipal Securities                             26,618                  127                  432                26,313
Other Debt Securities                           136,291                    -               22,186               114,105
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,784,550       $        2,932        $      75,495        $    1,711,987
------------------------------------------------------------------------------------------------------------------------

        At June 30, 2001 a net unrealized loss on securities available for sale of $7.2 million was reflected as a component of Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss on securities available for sale of $47.2 million at June 30, 2000. For details regarding investment securities at December 31, 2000, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K filed March 9, 2001.

NOTE I - COMPREHENSIVE INCOME

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


                                                                                         Three Months Ended       Six Months Ended
                                                                                             June 30,                  June 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                          2001          2000        2001         2000
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                        $     8,035    $   9,060    $  18,200    $ 20,195
Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition                                      -            -         (452)          -
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income                   188            -         (349)          -
    Unrealized Holding Gain (Loss) on Debt Securities                                  (3,722)       3,964       13,693       3,486
    Less: Reclassification Adjustment for Gains Included in Net Income                  1,622        7,779        7,589       7,858
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                          (5,156)      (3,815)       5,303      (4,372)
Income Tax (Benefit) Related to Items of Other Comprehensive Income                    (1,804)      (1,333)       1,856      (1,529)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                           (3,352)      (2,482)       3,447      (2,843)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                              $     4,683    $   6,578    $  21,647    $ 17,352
------------------------------------------------------------------------------------------------------------------------------------

NOTE J - SECURITIZATION OF LOANS

SIGNIFICANT ACCOUNTING POLICIES

        The Corporation securitizes second mortgage loans out of its acquired loan portfolio with FNMA, and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. These loans were sold with full recourse back to the Bank for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

VALUATION OF RETAINED INTERESTS

        The Corporation determined the current fair value of the retained interest using certain key assumptions and the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions. The results are presented in the table below as of June 30, 2001.

                                                                Retained
(in thousands)                                              FNMA Securities
--------------------------------------------------------------------------------
Carrying Amount/Fair Value of Retained Interests               $691,611
Weighted-Average Life in Years                                      2.5
Annual Prepayment Assumption                                       28.2%
        Impact on Fair Value of 10% Adverse Change             $ (3,297)
        Impact on Fair Value of 20% Adverse Change               (4,651)
Annual Cash Flow Discount Rate                                     6.87%
        Impact on Fair Value of 10% Adverse Change             $(11,783)
        Impact on Fair Value of 20% Adverse Change              (25,623)

        Credit losses do not affect the valuation due to FNMA's full recourse to the Corporation for losses on loans collaterallizing the securities.

        The sensitivities presented above are hypothetical and are presented for informational purposes only. As the amounts indicate, the fair values due to a variation in any assumption generally cannot be extrapolated because the relationship of the change in any assumption to the change in fair value may not be linear. The effect of a change in a particular assumption on the fair value of the retained interest is calculated without considering the changes in other assumptions. However, changes in one assumption may result in changes in another.

RECOURSE RESERVE

        At June 30, 2001, based on the current evaluation, it was determined that the recourse liability required an additional $1.9 million to cover estimated losses. Accordingly, this charge was taken in the second quarter of 2001 to increase the recourse liability to $4.2 million at June 30, 2001. At June 30, 2001 the principal balance of loans securitized or purchased with recourse amounted to $659.3 million. Principal balances of loans 90 days or more past due was $2.2 million at June 30, 2001. Net losses during the six month period ending June 30, 2001 were $434 thousand.

NOTE K - FUTURE CHANGES IN ACCOUNTING PRINCIPLES

         In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. The Company is currently reviewing the provisions of SFAS 141 and SFAS 142 and assessing the impact of adoption.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

        Provident Bankshares reported net operating earnings for the quarter ended June 30, 2001 of $8.0 million, or $.30 per share on a diluted basis. This is a decrease of 11.3% from $9.1 million, or $.32 per diluted share in the 2000 comparable quarter.

         During the second quarter of 2001, a review of delinquencies and charge-offs in the $1.5 billion acquired loan portfolio, identified approximately $13.8 million in previously unidentified pre-tax losses through June 30, 2001, of which $8.5 million related to periods prior to the second quarter of 2001. As a result of these findings, the Company will amend and refile certain 2000 financial statement filings on Forms 10-K and 10-Q, as well as its first quarter 2001 financial statements on Form 10-Q. See Note C in the Corporation's second quarter 10-Q for selected financial data noting the impact of these changes on selected periods presented.

        Net interest margin for the 2001 second quarter was 2.89%, compared to 2.90% for the same quarter of 2000. Non-interest income (excluding securities gains) was up $2.4 million or 14.6% for the 2001 second quarter. There were $1.6 million in securities gains during the 2001 second quarter compared to $7.8 million in the same period a year ago. The Company's non-interest expense (excluding an increase in the recourse reserve on securities retained on loan securitization transactions - See Note J) increased by 3.5%, up $1.2 million from the same quarter last year.

NET INTEREST INCOME

          Tax equivalent net interest income fell by $3.3 million to $34.8 million for the second quarter of 2001, as compared to the second quarter of 2000. Net interest margin for the 2001 second quarter was 2.89%, compared to 2.90% in the second quarter of 2000.
        Provident's tax equivalent interest income fell $12.7 million from the second quarter of 2000, caused by a combination of $459 million in lower earning assets and 35 basis points reduction in yield. The reduction in earning assets was mainly in investments of $161 million and $518 million in acquired second mortgage loan portfolio. This reduction is consistent with the Company's strategy to replace wholesale assets and liabilities with core products. Growth in core assets was driven by increases in Commercial Construction loans of $65.7 million, $21 million in Residential Construction, and $18.2 million in Commercial Mortgage. The increase in residential mortgage loans is partially attributable to the acquisition of Harbor Federal Bancorp during the third quarter of 2000. Consumer loans declined $530 million due to the securitization of $324 million of second mortgage loans during the third quarter of 2000 and $239 million during the second quarter of 2001. Mortgage loans held for sale declined $28.5 million as the Bank made the decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The yield on earning assets was 7.40% compared to 7.75% for the second quarter of 2000.
        Total interest expense for the second quarter of 2001 was $9.5 million less than a year ago, the combined result of a decrease of $349 million in the average outstanding balance of interest-bearing liabilities and a 44 basis point decrease in rate paid. This decrease is associated with lower wholesale funding sources consistent with the strategy to shift to more core assets and liabilities. Borrowings declined $218 million, brokered deposits declined $298 million and money market CD's declined $54 million. Direct certificates of deposits increased $128 million and interest-bearing demand deposits/money market deposits increased $81 million. Non-interest bearing demand deposits increased $44 million. The increases in core deposits are attributable to the continued expansion of our branch network as well as the acquisition of Harbor Federal Bancorp during the third quarter of 2000.
        The Corporation maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. As of January 1, 2001, the Corporation adopted SFAS No. 133 resulting in a Statement of Income transition adjustment loss of $1.2 million after tax. The Corporation closed the derivative instruments that did not qualify for the shortcut method under SFAS No. 133 at the time of adoption. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

PROVISION FOR LOAN LOSSES

        The Corporation recorded a $4.9 million provision for loan losses, with net charge-offs of $8.2 million for the second quarter of 2001, compared to a provision of $13.0 million and net charge-offs of $8.5 million for the same period of 2000. The majority of the decrease in the provision for loan losses is mainly related to the losses taken in the second quarter of 2000 associated with syndicated health care credits. Provident has been closely monitoring its health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. During the second quarter of 2001, the Company wrote down its last remaining non-performing health care credit. The Company has obtained a contract of sale on the nursing home related to this loan and expects to exit the credit without any additional losses. The Corporation continues to emphasize loan quality and closely monitors potential problem credits in the commercial loan portfolio. The review of the acquired second mortgage portfolio noted above accounted for $2.2 million of the total charge-offs during the second quarter of 2001. In addition, organizational and policy changes have been made in the consumer loan area, particularly in the acquired second mortgage portfolio to more closely monitor potential problem loans. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at June 30, 2001 was $35.3 million, compared to $41.1 million a year ago. At June 30, 2001, the allowance represented 1.19% of total loans and 126% of non-performing loans. Total non-performing loans were $28.1 million at June 30, 2001 and $27.5 million at June 30, 2000. Non-performing loans as a percent of loans outstanding as of June 30, 2001 were .95%.

NON-INTEREST INCOME

         Non-interest income, exclusive of securities gains, totaled $19.0 million in the second quarter of 2001 compared to $16.6 million for the second quarter of 2000. This increase was driven by deposit product revenues, which increased $2.8 million. The increase in deposit fees was driven by continued growth in account volume. Other non-interest income was up $589 thousand mainly associated with Banked Owned Life Insurance. Mortgage banking income declined $848 thousand as the Corporation made a decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers.
        There were $1.6 million in securities gains during the 2001 second quarter compared to $7.8 million in the same period a year ago.

NON-INTEREST EXPENSE

        Second quarter non-interest expense was $38.6 million, compared to $35.5 million for the same period last year. Salaries and benefits decreased $92 thousand, which reflects the Company's continued focus on operating expense control and anticipated expense reductions from lines of business exited last year. Occupancy expense increased $110 thousand and furniture and equipment expense increased $68 thousand. The branch network expansion contributed to these increases. External processing fees declined $315 thousand mainly related to changes in contractual terms of the servicing agreement. During the second quarter of 2001, the Company recorded $1.9 million to increase the existing recourse reserve related to $659 million of mortgage backed securities which is part of the $1.5 billion acquired second mortgage portfolio. All other expenses increased $1.5 million, majority of which is associated with goodwill amortization and marketing expenses.

INCOME TAXES

        Provident recorded income tax expense of $3.6 million on income before taxes of $11.7 million, an effective tax rate of 31.2%. During the second quarter of 2000, Provident's tax expense was $4.6 million on pre-tax income of $13.7 million, an effective tax rate of 33.7%. The change in effective tax rate is the result higher tax advantage assets in the second quarter of 2001 compared to same quarter last year.

FINANCIAL REVIEW FOR SIX MONTHS ENDED JUNE 30, 2001 AND 2000

        For the six months ending June 30, 2001, net income before extraordinary item and cumulative effect of change in accounting principle was $19.4 million or $.74 per share basic and $.71 diluted, compared to $19.4 million or $.70 per share basic and $.69 per share diluted for the six months ended June 30, 2000. As a result of a one-time transition adjustment of $1.2 million (net of taxes) SFAS No. 133 net income for the six months ending June 30, 2001 is $18.2 million, or $.67 per diluted share. The Corporation, like many institutions, adopted this mandatory accounting standard in the first quarter of 2001.

         The $4.7 million decrease in tax-equivalent net interest income for 2001 was the result of a 3.5% or $179 million decrease in average earning assets over the prior year. Net interest margin dropped by 7 basis points caused by a decline of 19 basis points in yields and a 17 basis point decrease in costs of interest-bearing liabilities.
        The provision for loan losses decreased $4.3 million to $13.1 million in 2001. The allowance for loan losses ended the quarter at $35.3 million or 1.19% of loans outstanding.
        Non-interest income, excluding net securities gains, increased 18% to $36.6 million. Deposit service charges rose $6.1 million over the prior year to $29.0 million, mortgage banking declined $1.4 million to $433 thousand, and commissions and fees decreased 12% to $2.4 million. Net securities gains were $7.6 million in 2001 and $7.9 million in 2000.
         Provident's non-interest expense, excluding recourse liability expense, rose 4.4% in 2001 over 2000. Salaries and employee benefits increased $696 thousand attributable to merit increases and new branches. Occupancy costs grew $343 thousand or 5.4% and furniture and equipment expense increased $201 thousand or 4.1% due to branch network expansion. External processing increased $402 thousand due to increased account volumes. All other expenses net of recourse liability increased $1.4 million, majority of which is associated with goodwill amortization and marketing expenses.
        Provident recorded an income tax expense of $9.0 million in first half of 2001 based on pre-tax income of $28.4 million, which represented an effective tax rate of 31.8%. This compares with a 31.5% effective tax rate for same period of 2000.

FINANCIAL CONDITION

         Total assets of the Corporation decreased $329 million from December 31, 2000 to June 30, 2001 as a result of deleveraging associated with the Corporation's continued use of its stock buyback authority. The Corporation repurchased 169,800 shares during the quarter. Securities available for sale have declined $73 million from December 31, 2000 as a result of this deleveraging. Consumer loans have declined $338 million from December 31, 2000 as the Company securitized approximately $239 million of acquired second mortgages during the second quarter of 2001. Commercial business loans declined $4.4 million partially due to the decision to sell a large national credit that had been performing as agreed at approximately face value and the sale of a syndicated health care credit that was on non-performing status. Both of these transactions took place during the first quarter of 2001. This decision was made to limit exposure to syndicated national credits. Also during the second quarter of 2001, the Company wrote down its last remaining non-performing health care credit. Real estate mortgage loans have declined $75 million, $66 million from residential mortgage loans. Residential mortgage loans declined as the Corporation made a decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The $9 million decline in commercial mortgage loans was attributable to payoffs.
         Total deposits ended the quarter at $3.6 billion, a decrease of $374 million over the December 31, 2000 level. Brokered deposits have decreased $432 million since December 31, 2000 as part of the Company's strategy to move from wholesale funding sources to a larger mix of core deposits. Interest bearing demand and money market accounts increased $54 million and non-interest bearing demand increased $38 million since December 31, 2000. Direct certificates of deposits and savings deposits also increased $2 million and $8 million, respectively since December 31, 2000. Borrowings and debt have decreased $13 million from December 31, 2000 ending the quarter at $1.2 billion. Of this $1.2 billion, trust preferred capital securities represent $70 million.
        The primary sources of liquidity at June 30, 2001 were investments available for sale, which totaled $1.8 billion. This represents 36.9% of total liabilities compared to 36.2% at December 31, 2000.
        At June 30, 2001, total stockholders' equity was $286 million, a $24.6 million decrease over December 31, 2000. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $358 thousand was raised through the dividend reinvestment plan, $4.6 million from the exercise of stock options, while capital decreased by $3.4 million during the first six months of 2001 as a result of Statement of Financial Accounting Standards No. 115. During the first six months of 2001, the Corporation also repurchased shares totaling $41.7 million. At quarter-end, the leverage ratio was 6.90% and total stockholders' equity represented 10.14% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 9, 2001. The market risk of the Corporation has not experienced any material changes as of June 30, 2001 from December 31, 2000. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at June 30, 2001.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None

  Item 2.  Changes in Securities and Use of Proceeds - None

  Item 3.  Defaults Upon Senior Securities - None

  Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 18, 2001.

               PROPOSAL I

               Election of Directors.

               The following persons were elected as directors at the 2001 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the 2003 Annual Meeting of Stockholders is reflected below.

                                                         For         %             Withheld     %
                                                         ---         -          -----------     -
                            Melvin A. Bilal            22,319,801     97.5           570,369      2.5
                            Ward B. Coe III            22,326,699     97.5           563,470      2.5
                            Gary N. Geisel             22,347,627     97.6           542,543      2.4
                            Fredrick W. Meier, Jr.     22,341,316     97.6           548,853      2.4
                            Sister Rosmarie Nassif     22,300,859     97.4           589,310      2.6


               The following persons continue to serve as directors until the 2002 Annual Meeting of Stockholders: Thomas S. Bozzuto, Charles
               W. Cole, Jr., Barbara B. Lucas, Francis G. Riggs, Carl W. Stearn, Enos K. Fry and Herbert W. Jorgensen.; until the 2003 Annual Meeting of Stockholders: Calvin W. Burnett, Pierce B. Dunn, Mark
               K. Joseph, Peter M. Martin, Sheila K. Riggs.

               PROPOSAL 2.

               The stockholders approved the proposed amendment to the Provident Bankshares Corporation Amended and Restated Stock Option Plan, with 19,044,791 (83.2%) shares cast in favor, 3,700,287 (16.2%)
               shares cast against and 145,095 (.6%) abstaining.

               PROPOSAL 3.

               The stockholders ratified the selection of PricewaterhouseCoopers LLP as independent auditors for 2001, with 22,751,250 (99.4%) shares cast in favor, 82,383 (.4%) shares cast against and 56,536 (.2%) abstaining.

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

                (11.0) Statement Re: Computation of Per Share Earnings (4)

           (b) Reports on Form 8-K were filed with the Securities and Exchange Commission as follows:

                      April 23, 2001 - Transcript of telephone conference call on April 19, 2001 relating to the Corporation's April 18, 2001 earnings release.

                      July 17, 2001 - Provident Bankshares Corporation issued a press release on July 16, 2001 announcing the release of second quarter earnings was rescheduled.

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

(4) Included in Note G to the Unaudited Consolidated Financial Statements on page 11 hereof.

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


                                    PROVIDENT BANKSHARES CORPORATION
                                    --------------------------------
                                               Registrant



August 20, 2001                             /s/ Peter M. Martin
                                            --------------------
                                            Peter M. Martin
                                            Chairman and Chief Executive Officer



August 20, 2001                             /s/ Dennis A. Starliper
                                            -----------------------
                                            Dennis A. Starliper
                                            Chief Financial Officer