Form 10-Q/A
period 2000-09-30
PROVIDENT BANKSHARES CORP
filed 2001-10-17
CIK 818969

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-Q/A

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934

    For Quarterly Period Ended  September 30, 2000
                                      OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934
                           For the Transition Period

                        Commission File Number 0-16421

                       PROVIDENT BANKSHARES CORPORATION
                       --------------------------------
            (Exact Name of Registrant as Specified in its Charter)



         Maryland                                               52-1518642
-------------------------------                                 ----------
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                          Identification  Number)


             114 East Lexington Street, Baltimore, Maryland 21202
             ----------------------------------------------------
                   (Address of Principal Executive Offices)



                                Not Applicable
 ----------------------------------------------------------------------------
        (Former Name, Former Address and Former Fiscal Year if Changed
                              Since Last Report)


                                (410) 277-7000
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 26,475,393 shares outstanding at November 1, 2000.

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Condition - Unaudited
         September 30, 2000 and 1999 and  December 31, 1999                   3

         Consolidated Statement of Income - Unaudited
         Three and nine month periods ended September 30, 2000 and 1999       4

         Consolidated Statement of Cash Flows - Unaudited
         Nine months ended September 30, 2000 and 1999                        5

         Notes to Consolidated Financial Statements - Unaudited               6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition                     11

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                                    15

PART II - OTHER INFORMATION                                                   16

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                    17
EXHIBIT INDEX                                                                 18

________________________________________________________________________________
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
________________________________________________________________________________

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                   September 30,    December 31,    September 30,
(dollars in thousands)                                                                 2000            1999             1999
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                     (Restated)     (Restated)      (Restated)
Assets
Cash and Due From Banks                                                           $     80,013    $      90,840   $      76,211
Short-Term Investments                                                                  17,843            1,759           1,319
Mortgage Loans Held for Sale                                                            18,392           30,535          67,877
Securities Available for Sale                                                        2,027,827        1,671,507       1,323,419
Loans:
   Consumer                                                                          2,087,465        2,201,608       2,421,211
   Commercial Business                                                                 351,015          363,059         392,311
   Real Estate -- Construction                                                         233,981          151,875         134,745
   Real Estate -- Mortgage                                                             700,656          464,242         388,861
--------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                     3,373,117        3,180,784       3,337,128
Less:  Allowance for Loan Losses                                                        37,469           36,445          37,502
--------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                       3,335,648        3,144,339       3,299,626
--------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                             45,431           44,277          41,570
Accrued Interest Receivable                                                             50,951           46,507          44,954
Other Assets                                                                           119,658           64,713          59,366
--------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                      $  5,695,763    $   5,094,477   $   4,914,342
================================================================================================================================

Liabilities
Deposits:
  Noninterest-Bearing                                                             $    314,717    $     264,252   $     255,562
  Interest-Bearing                                                                   3,702,679        3,544,276       3,400,753
--------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                   4,017,396        3,808,528       3,656,315
--------------------------------------------------------------------------------------------------------------------------------


Borrowings                                                                           1,332,196          967,603         936,115
Other Liabilities                                                                       43,226           43,747          38,884
--------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                  5,392,818        4,819,878       4,631,314
--------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 29,649,881, 26,225,752 and 26,146,114 Shares; at September 30,
  2000, December 31, 1999 and September 30, 1999, respectively                          29,650           26,226          26,146
Capital Surplus                                                                        251,234          203,364         202,347
Retained Earnings                                                                       98,283          102,587          95,141
Net Accumulated Other Comprehensive Income                                             (33,295)         (44,323)        (28,637)
Treasury Stock at Cost - 2,591,797, 693,866, and 626,266 Shares at
  September 30, 2000, December 31, 1999 and September 30, 1999, respectively           (42,927)         (13,255)        (11,969)
--------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                           302,945          274,599         283,028
--------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                        $  5,695,763    $   5,094,477   $   4,914,342
--------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                       Three Months Ended                 Nine Months Ended
                                                                          September 30,                     September 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                 2000            1999            2000               1999
------------------------------------------------------------------------------------------------------------------------------------
Interest Income                                                      (Restated)    (Restated)       (Restated)        (Restated)
Interest and Fees on Loans                                        $    73,721     $    67,135    $    211,107       $    191,869
Interest on Securities                                                 32,814          22,225          93,090             63,626
Tax-Advantaged Interest                                                   523             582           1,556              1,747
Interest on Short-Term Investments                                         90              20             182                 80
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                              107,148          89,962         305,935            257,322
------------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on Deposits                                                   46,546          38,694         131,714            109,292
Interest on Borrowings                                                 22,142          14,251          59,313             42,520
------------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                              68,688          52,945         191,027            151,812
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                  38,460          37,017         114,908            105,510
Less: Provision for Loan Losses                                         7,285           3,215          24,620              7,935
------------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses                  31,175          33,802          90,288             97,575
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Service Charges on Deposit Accounts                                    13,310          10,338          36,273             28,668
Mortgage Banking Activities                                             1,042           1,639           2,873              8,273
Commissions and Fees                                                    1,069           1,269           3,748              4,133
Net Securities Gains                                                        -               -           7,858                312
Other Non-Interest Income                                               1,727           2,205           5,144              5,393
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                           17,148          15,451          55,896             46,779
------------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and Employee Benefits                                         17,456          16,936          52,759             50,134
Occupancy Expense, Net                                                  3,213           2,836           9,547              8,384
Furniture and Equipment Expense                                         2,534           2,371           7,476              6,589
External Processing Fees                                                4,095           3,763          12,152             11,192
Other Non-Interest Expense                                              8,460           6,824          23,328             20,005
------------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                          35,758          32,730         105,262             96,304
------------------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                             12,565          16,523          40,922             48,050
Income Tax Expense                                                      4,030           5,218          12,962             15,430
------------------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                        8,535          11,305          27,960             32,620
Extraordinary Item -- Gain on Debt Extinguishment, Net                     --              --             770                 --
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                        $     8,535     $    11,305    $     28,730       $     32,620
====================================================================================================================================

Basic Earnings Per Share
Income Before Extraordinary Item                                  $      0.31     $      0.40    $       1.01       $       1.16
Net Income                                                               0.31            0.40            1.04               1.16
====================================================================================================================================

Diluted Earnings Per Share
Income Before Extraordinary Item                                  $      0.31     $      0.39    $       0.99       $       1.13
Net Income                                                               0.31            0.39            1.02               1.13
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(in thousands)
Nine Months Ended September 30,                                                                      2000            1999
--------------------------------------------------------------------------------------------------------------------------
Operating Activities                                                                         (Restated)       (Restated)
   Net Income                                                                             $        28,730  $       32,620
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                              16,904          24,715
        Provision for Loan Losses                                                                  24,620           7,935
        Provision for Deferred Income Tax                                                           7,201           2,018
        Realized Net Securities Gains                                                              (7,858)           (312)
        Loans Originated or Acquired and Held for Sale                                           (130,922)       (499,513)
        Proceeds from Sales of Loans Held for Sale                                                143,985         660,783
        Gain on Sales of Loans Held for Sale                                                         (920)         (4,440)
        Other Operating Activities                                                                (10,380)           (175)
--------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                                42,630         191,011
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                          71,360         223,631
--------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Principal Collections and Maturities of Securities Available for Sale                          159,992         161,081
   Proceeds on Sales of Securities Available for Sale                                              80,429          22,820
   Purchases of Securities Available for Sale                                                    (191,011)       (368,810)
   Loan Originations and Purchases Less Principal Collections                                    (367,787)       (270,268)
   Purchases of Bank Owned Life Insurance                                                         (50,799)             --
   Proceeds from Business Acquisition                                                               2,451              --
   Purchases of Premises and Equipment                                                             (5,913)         (6,879)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                                            (372,638)       (462,056)
--------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net Increase in Deposits                                                                        35,438         236,758
   Net Increase in Short-Term Borrowings                                                          222,237          88,864
   Proceeds from Long-Term Debt                                                                   339,500          16,000
   Payments and Maturities of Long-Term Debt                                                     (249,306)        (88,506)
   Issuance of  Stock                                                                               1,285           1,616
   Purchase of Treasury Stock                                                                     (29,672)         (2,192)
   Cash Dividends on Common Stock                                                                 (12,947)        (11,148)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                                         306,535         241,392
--------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                               5,257           2,967
   Cash and Cash Equivalents at Beginning of Year                                                  92,599          74,563
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                $        97,856  $       77,530
==========================================================================================================================

Supplemental Disclosures
--------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                                                  $       141,180  $      103,283
Income Taxes Paid                                                                                   7,617           7,616
Stock Dividend                                                                                     20,087          29,827
Stock Issued for Acquired Company                                                                  29,922              --
Loans Securitized and Converted to Securities Available for Sale                                  309,998              --


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

     All per share amounts for the three and nine months ended September 30, 2000 have been given the effect of the 5% stock dividend paid in May, 2001.

     As discussed in Note C, certain financial data in this Form 10-Q/A has been restated. All financial data in this Form 10-Q/A reflects the impact of the restatement.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Loan and Allowance for Loan Losses
----------------------------------

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

NOTE C - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

     In connection with the issuance of its 2001 second quarter results, the Corporation restated earnings for the first quarter of 2001, the year ended December 31, 2000 and the three and nine months ended September 30, 2000 (and each other quarter of 2000). In addition, certain other financial data not impacting earnings (e.g., loans, charge-offs, and the allowance for loan losses) has been restated for the comparable 1999 periods. As the Corporation announced on August 6, 2001, the restatement is the result of a review of delinquent loans and loans that were 120 days or more past due in the Corporation's $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio which should have been recognized in prior periods. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have occurred.

     In addition, during the quarter ended March 31, 2001, the Company reclassified its corporation-obligated mandatorily redeemable capital securities to liabilities and the related expense to interest expense, previously recorded as non-interest expense. All prior period amounts in 2000 and 1999 have been restated.

     The table below provides a reconcilement reflecting adjustments, net of tax, of net income and earnings per share for the three months ended September 30, 2000. Accordingly, capital has been adjusted for the adjustment to net income. Additionally, the table indicates the additional charge-offs during the period and selected other pertinent balances as reported and as restated.

                                                                         Three Months Ended              Nine Months Ended
                                                                           September 30,                   September 30,
                                                                    ----------------------------    ----------------------------
(dollars in thousands, except per share data)
                                                                           2000         1999             2000           1999
--------------------------------------------------------------------------------------------------------------------------------
As Reported Net Income                                              $    11,355      $    11,305    $    32,235    $    32,620
Increase to the Provision for Loan Losses, net of tax                    (2,600)               -         (2,600)             -
Reversal of Accrued but Uncollected Interest
  Income and Write-off of Loan Related Premium, net of tax                 (220)               -           (905)             -
--------------------------------------------------------------------------------------------------------------------------------
Total Decrease in Net Income                                             (2,820)               -         (3,505)             -
--------------------------------------------------------------------------------------------------------------------------------
Total Restated Net Income                                           $     8,535      $    11,305    $    28,730    $    32,620
--------------------------------------------------------------------------------------------------------------------------------

Earnings Per Share - Basic
     As Reported                                                    $      0.42      $       .40    $      1.17    $      1.16
     As Restated                                                           0.31              .40           1.04           1.16

Earnings Per Share - Diluted
     As Reported                                                    $      0.41      $       .39    $      1.15    $      1.13
     As Restated                                                           0.31              .39           1.02           1.13

Loan Charge-offs, net of recoveries
     As Reported                                                    $     9,057      $     1,792    $    19,458    $    13,172
     As Restated                                                         10,372            2,818         23,050         10,569

Allowance for Loan Losses
     As Reported                                                    $    40,396      $    40,105    $    40,396    $    40,105
     As Restated                                                         37,469           37,502         37,469         37,502

Loans
     As Reported                                                    $ 3,380,288      $ 3,339,731    $ 3,380,288    $ 3,339,731
     As Restated                                                      3,373,117        3,337,128      3,373,117      3,337,128

Stockholders' Equity
     As Reported                                                    $   306,450      $         -    $   306,450    $         -
     As Restated                                                        302,945                -        302,945              -

Interest Expense
     As Reported                                                    $    67,151      $    52,171    $   187,019    $   149,367
     As Restated                                                    $    68,688      $    52,945        191,027        151,812

Non-Interest Expense
     As Reported                                                    $    37,295      $    33,504    $   109,270    $    98,749
     As Restated                                                    $    35,758      $    32,730        105,262         96,304

Total Liabilities                                                December 31, 1999     September 30, 2000      September 30, 1999
                                                                 -----------------     ------------------      ------------------
     As Reported                                                    $ 4,780,716            $ 5,324,867             $ 4,592,159
     As Restated                                                      4,819,878              5,392,818               4,631,314

     All per share amounts for the three and nine months ended September 30, 2000 have been given the effect of the 5% stock dividend paid in May, 2001.

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

NOTE E - EXTRAORDINARY ITEM

     During the first quarter of 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE F - PER SHARE INFORMATION

     The following table presents a summary of per share data and amounts for the periods indicated:

                                                                     Three Months Ended             Nine Months Ended
                                                                        September 30,                 September 30,
----------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                      2000             1999             2000           1999
----------------------------------------------------------------------------------------------------------------------------
                                                                (Restated)                         (Restated)
Net Income Before Extraordinary Item                          $       8,535   $       11,305    $     27,960   $     32,620
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -             770              -
----------------------------------------------------------------------------------------------------------------------------
Net Income                                                            8,535           11,305    $     28,730   $     32,620
----------------------------------------------------------------------------------------------------------------------------
Basic
Basic EPS Shares                                                     27,280           28,073          27,512         28,009
Net Income Before Extraordinary Item                          $        0.31   $         0.40    $       1.01   $       1.16
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -            0.03              -
----------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.31             0.40    $       1.04   $       1.16
----------------------------------------------------------------------------------------------------------------------------
Diluted
Dilutive Shares (principally stock options)                             538              828             540            879
Diluted EPS  Shares                                                  27,818           28,901          28,052         28,888
Net Income Before Extraordinary Item                          $        0.31   $         0.39    $       0.99   $       1.13
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -                -            0.03              -
----------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                   0.31             0.39    $       1.02   $       1.13
----------------------------------------------------------------------------------------------------------------------------

NOTE G - INVESTMENT SECURITIES

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
------------------------------------------------------------------------------------------------------------------------

     At September 30, 2000 a net unrealized loss of $33.3 million was reflected as Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss of $28.6 million at September 30, 1999. For details regarding investment securities at December 31, 1999, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated in the Corporation's Form 10-K filed February 17, 2000.
     During the third quarter of 2000 the Corporation securitized $310 million of purchased consumer loans. The resulting securities are reflected as investment securities available for sale.

NOTE H - COMPREHENSIVE INCOME

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

                                                                        Three Months Ended                Nine Months Ended
                                                                            September 30,                    September 30,
------------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                          2000           1999               2000           1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                   (Restated)                       (Restated)
Net Income                                                         $    8,535    $    11,305        $    28,730    $    32,620
Other Comprehensive Income (Loss):
    Unrealized Holding Gain (Loss) on Debt Securities                  21,344        (12,100)            24,830        (55,843)
    Less: Reclassification Adjustment for Gains Included in
          Net Income                                                        -              -              7,858            312
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                          21,344        (12,100)            16,972        (56,155)
Income Tax (Benefit) Related to Items of Other Comprehensive
          Income                                                        7,473         (4,786)             5,944        (22,210)
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                           13,871         (7,314)            11,028        (33,945)
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                        $   22,406    $     3,991        $    39,758    $    (1,325)
------------------------------------------------------------------------------------------------------------------------------------

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW


EARNINGS SUMMARY

NOTE: During the second quarter of 2001, a review of delinquencies and charge-offs in the $1.5 billion acquired loan portfolio, identified approximately $13.8 million in previously unidentified pre-tax losses through June 30, 2001, of which $8.5 million related to periods prior to the second quarter of 2001. As a result of these findings, the Company is amending and refiling certain 2000 financial statement filings on Forms 10-K/A and 10-Q/A, as well as the first quarter 2001 financial statements on Form 10-Q/A. See Note C for selected financial data noting the impact of these changes on selected periods presented. The following discussion of operating results includes the impact of the aforementioned losses.


        Provident Bankshares Corporation recorded net income for the quarter ended September 30, 2000 of $8.5 million or $.31 per share basic and per share diluted. Net income for the quarter ended September 30, 1999 was $11.3 million or $.40 per share basic and $.39 per share diluted. Tax-equivalent net interest income increased 4.1% driven by higher average interest earning assets of $ 604 million. Non-interest income increased $1.7 million for the quarter driven mainly by higher service charges on deposit accounts. Operating expenses increased 9.3% from the third quarter of 1999. This increase is associated with continued network expansion, as the branch network has expanded to 96 branches as of September 30, 2000 compared to 72 branches as of September 30, 1999.

NET INTEREST INCOME

        Growth in average earning assets raised tax-equivalent net interest income to $38.7million for the third quarter of 2000, a $1.5 million increase over the prior year. The net interest margin for the quarter decreased 23 basis points from the same quarter last year. The primary factors included the leverage of capital issued in the first quarter of 2000 and the purchase of $50 million of bank owned life insurance (BOLI) which increased non-interest income. On August 31, 2000, the Corporation completed the acquisition of Harbor Federal Savings Bank, which added $244 million of earning assets and $172 million of deposits.

        Provident's tax equivalent interest income rose $17.3 million from the third quarter of 1999, the result of a $604 million expansion in average earning assets and a 46 basis point increase in yield. Growth in total average earning assets was provided by increases of $137 million in commercial real estate loans and $183 million in residential mortgage loans. Average consumer loans were down $111 million from the third quarter of 1999 due in large part to the securitization of $683 million in loans in the fourth quarter of 1999 and third quarter 2000. Mortgage loans held for sale and commercial business loans declined $56 million and $41 million, respectively. Investments increased $493 million mainly due to the securitization noted above. The yield on earning assets for the third quarter of 2000 was 7.89% compared to 7.43% for the third quarter of 1999.

        Total interest expense for the third quarter of 2000 was $15.7 million above a year ago, the combined result of an increase of $599 million in the average outstanding balance of interest-bearing liabilities and a 70 basis point increase in rate paid. Included in this increase were $141 million in matched maturity brokered deposits, $52 million in interest bearing demand/money market deposits and $101 million in certificates of deposits. Savings deposits and IRA deposits decreased $7 million and $13 million, respectively. Short term borrowed money increased $338 million while long term borrowings declined $18 million.

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

        As of January 1, 2001, the Corporation will adopt Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). At adoption date this statement will require the Corporation to record all derivative instruments on the balance sheet at their fair values. This initial mark to market at adoption will be reflected as a transition adjustment. Shortly after adoption the Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133 which is not expected to result in a material gain or loss. The adoption of SFAS No. 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

PROVISION FOR LOAN LOSSES

        The Corporation recorded a $7.3 million provision for loan losses, with net charge-offs of $10.4 million for the third quarter of 2000, compared to a provision of $3.2 million and net charge-offs of $2.8 million for the same period of 1999. The increase in charge-offs was due to the write-down of a significant portion of an existing $15 million non-performing health care credit provided for during the second quarter of 2000. Additionally, $7.5 million of the charge-offs related to the acquired loan portfolio. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 2000 was $37.5 million, the same balance as compared to a year ago. At September 30, 2000, the allowance represented 1.11% of total loans and 179.60% of non-performing loans. Total non-performing loans were $20.9 million at September 30, 2000, but down from the $27.5 million level at June 30, 2000. Non-performing loans as a percent of loans outstanding as of September 30, 2000 were .62%.

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

NON-INTEREST EXPENSE

        Third quarter non-interest expense was $35.8 million, compared to $32.7 million for the same period last year. Salaries and benefits increased $520 thousand, mainly related to the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $377 thousand, furniture and equipment expense of $163 thousand and $332 thousand in external processing fees related to increased account volume. All other expenses increased a total of $1.6 million mainly associated with increases in marketing expenses, communication expenses and personnel expenses, which also were associated with network expansion. Provident has increased its branch network to 96 branches from 72 since September 30, 1999.

INCOME TAXES

        Provident recorded income tax expense of $4.0 million on income before taxes of $12.6 million, an effective tax rate of 32.1%. During the third quarter of 1999, Provident's tax expense was $5.2 million on pre-tax income of $16.5 million, an effective tax rate of 31.6%. The change in effective tax rate is the result of lower state tax benefits for 2000 versus 1999.

FINANCIAL REVIEW FOR NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

        For the nine months ending September 30, 2000, net income was $28.7 million or $1.04 per share basic and $1.02 diluted, compared to $32.6 million or $1.16 per share basic and $1.13 per share diluted for the nine months ended September 30, 1999. The lower earnings in 2000 were mainly due to the increase in loan loss provision to address the write down of a significant portion of an existing $15 million non-performing health care credit, the sale of another health care credit and charge-offs in the acquired loan portfolio.
        Tax-equivalent net interest income increased 8.9% or $9.4 million. The $9.4 million increase in tax-equivalent net interest income for 2000 was the result of a $539 million increase in average earning assets over the prior year. Net interest margin decreased by 7 basis points.
        The provision for loan losses increased $16.7 million to $24.6 million in 2000. The increase in loan loss provision was noted above. The allowance for loan losses ended the quarter at $37.5 million or 1.11% of loans outstanding.
        Non-interest income, excluding net securities gains, increased $1.6 million, mainly related to a $5.7 million increase in deposit service charges. The increase in deposit service fees was driven by higher account volume. Mortgage banking income declined $5.4 million as originations totaled $258 million through the third quarter of 2000 compared to $644 million during the same period of 1999. Sales of mortgage loans resulted in $931 thousand in gains for the nine months ending September 30, 2000 as compared to $4.4 million for the same period in 1999. The lower commissions and fees were attributable mainly to lower investment product sales. Net securities gains were $7.9 million in 2000 and $312 thousand in 1999.
        Provident's non-interest expense rose 9.3% in 2000 over 1999. Salaries and employee benefits increased $2.6 million attributable to merit increases and new branches. The branch network expansion also contributed to increased occupancy costs of $1.2 million, furniture and equipment expense of $887 thousand and $960 thousand in external processing fees related to increased account volume. All other expenses increased a total of $3.3 million mainly associated with increases in marketing expenses, communication expenses, personnel expense and net losses associated with deposit accounts. These increases are also associated with branch network expansion.
        Provident recorded an income tax expense of $13.0 million for the nine months ended September 30, 2000 based on pre-tax income of $40.9 million, which represented an effective tax rate of 31.7%, as compared to 32.1% for the same period in 1999.
        The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes, during the first quarter of 2000.


FINANCIAL CONDITION

        Total assets of the Corporation increased $601 million from December 31, 1999 to September 30, 2000. The Corporation completed the acquisition of Harbor Federal Savings Bank on August 31, 2000 with total assets of $253 million. Total loans increased $192 million as real estate construction loans were up $82 million and real estate mortgage loans were up $236 million. Commercial business loans were down $12 million ending the quarter at $351 million. Consumer loans were down $114 million due mainly to the securitization of $310 million during the third quarter of 2000. Total deposits ended the quarter at $4.02 billion, an increase of $209 million over the December 31, 1999 level. Core deposits increased $296 million from December 31, 1999 as non-interest bearing demand increased $26 million and interest bearing demand/money market increased $102 million. Direct certificates of deposits and savings deposits also increased $150 million and $26 million, respectively. Borrowings increased $365 million from December 31, 1999 ending the quarter at $1.33 billion.

        The primary sources of liquidity at September 30, 2000 were loans held for sale and investments available for sale, which totaled $2.05 billion. This represents 38% of total liabilities compared to 36% at December 31, 1999. At September 30, 2000, total stockholders' equity was $302.9 million, a $28.3 million increase over December 31, 1999. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $528 thousand was raised through the dividend reinvestment plan, $398 thousand from the exercise of stock options, while capital increased $11.0 million during the third quarter of 2000 as a result of the reduction in unrealized losses on securities available for sale. During the third quarter of 2000, the Corporation also repurchased 682,000 shares totaling $10.7 million. The acquisition of Harbor Federal Savings Bank also contributed $29 million to stockholders' equity. At quarter-end the leverage ratio was 7.00% and total stockholders' equity represented 10.06% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.


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


                       PROVIDENT BANKSHARES CORPORATION
                       --------------------------------
                                        Registrant



October 17, 2001                        /s/ Peter M. Martin
                                        -------------------
                                        Peter M. Martin
                                        Chairman, Chief Executive Officer



October 17, 2001                        /s/ Dennis A. Starliper
                                        -----------------------
                                        Dennis A. Starliper
                                        Chief Financial Officer