Form 10-K/A
period 2000-12-31
PROVIDENT BANKSHARES CORP
filed 2001-11-08
CIK 818969

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549


                                 FORM 10 - K/A

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

                                (410) 277-7000
             ----------------------------------------------------
             (Registrant's Telephone Number, Including Area Code)


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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]


The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of February 1, 2001 was $617,350,926. For purposes of this calculation, officers and directors of the registrant are considered affiliates.

At February 1, 2001, the Registrant had 25,727,958 shares of $1.00 par value common stock outstanding.

                      Documents Incorporated by Reference
  Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders
                                  (Part III)

TABLE OF CONTENTS

                                                                 Page
PART II

Item 5.   Market for Registrant's Common Equity and
           Related Stockholder Matters                              4
Item 6.   Selected Financial Data                                   4
Item 7.   Management's Discussion and Analysis
           of Financial Condition and Results of Operations         5
Item 7A.  Quantitative and Qualitative Disclosures
           About Market Risk                                       23
Item 8.   Financial Statements and Supplementary Data              24

PART IV

Item 14.  Exhibits, Financial Statement Schedules and
Reports on Form 8-K                                                61

Signatures                                                         62

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


This Amendment No. 1 on Form 10-K/A is being filed with respect to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission ("SEC") on March 9, 2001 (the "Form 10-K"). This amendment is being filed in response to the review of delinquencies and chargoffs in the $1.5 billion acquired loan portfolio as disclosed in the Form 8-K filed on July 17, 2001. This amendment includes certain enhanced disclosures, adjustments and reclassifications to the Registrant's consolidated financial statements and notes thereto for the years ended December 31, 2000, 1999 and 1998 in certain areas such as accounting policies, loans, allowance for loan losses, interest income, trust preferred securities and cash flows.

Except as provided in the next paragraph, the Form 10-K as amended hereby continues to speak as of the date of the Form 10-K and the disclosures have not been updated to speak to any later date. Any items in the Form 10-K that are not expressly changed hereby shall be as set forth in the Form 10-K. All information contained in this Amendent No. 1 and the Form 10-K is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC subsequent to the filing of the Form 10-K.

The restatement has been reflected in the following sections as it applies to loan balances, charge-offs, provision for loan losses, allowance for loan losses, interest income, interest expense, net interest income, non-interest expense, income tax expense, net income, earnings per share, non-accrual and past-due loans, borrowings and regulatory capital:
Item 6- Selected Financial Data-Table 1
Item 7- Management's Discussion and Analysis of Financial Condition and Results of Operations
          Restatement of Prior Periods-Commentary
          Financial Review-Commentary
          Results of Operations
               Net Interest Income-Commentary
               Analysis of Changes in Net Interest Income- Table 2
               Consolidated Average Balances, Interest Income and Expense and
                 Yields and Rates - Table 3
               Provision for Loan Losses-Commentary
               Non-Interest Expense-Commentary
               Non-Interest Expense - Table 5
               Income Taxes-Commentary
               Fourth Quarter Results-Commentary
               Consolidated Quarterly Results of Operations, Market Prices and
                 Dividend- Table 6 Financial Condition
               Loans-Commentary
               Loan Portfolio Summary - Table 9
               Non-Performing Assets and Past Due Loans-Commentary
               Presentation of Interest That Should Have Been Recorded Non-Performing Assets and Past Due Loans - Table 10
               Allowance for Loan Losses-Commentary
               Loan Loss Experience Summary - Table 11
               Allocation of Allowance for Loan Losses - Table 12
               Investment Securities-Commentary
          Liquidity and Sensitivity to Interest Rates
               Liquidity-Commentary
               Loan Maturities and Rate Sensitivity - Table 15
          Stockholders' Equity-Commentary
               Capital Components and Ratios - Table 16
          Financial Review 1999/1998-Commentary

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

  For the year 2000, the Corporation declared and paid dividends of $.64 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, economic conditions and other factors, including the regulation restrictions which affect the payment of dividends by the Bank to the Corporation.


Item 6.  Selected Financial Data
Table 1*

                                                                             Year Ended December 31,
---------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)               2000           1999           1998        1997(1)          1996
---------------------------------------------------------------------------------------------------------------------------
                                                      (Restated)     (Restated)     (Restated)
Interest Income (tax-equivalent)                      $  413,681     $  353,341     $  319,240     $  280,167    $  248,311
Interest Expense                                         258,677        207,421        189,868        156,718       137,354
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income (tax-equivalent)                     155,004        145,920        129,372        123,449       110,957
Provision for Loan Losses                                 29,877         11,570         12,027          9,953        10,011
---------------------------------------------------------------------------------------------------------------------------
Net Interest Income after Provision for Loan Losses      125,127        134,350        117,345        113,496       100,946
Non-Interest Income                                       66,921         61,147         56,143         42,119        44,533
Net Securities Gains                                       8,499            312          6,749          2,337         5,556
Merger Related Expenses (1)                                    -              -              -         10,047             -
Non-Interest Expense                                     142,810        129,496        120,703        108,263       110,347
---------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                57,737         66,313         59,534         39,642        40,688
Income Tax Expense (tax-equivalent)                       18,802         22,163         20,504         14,683        14,500
---------------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                          38,935         44,150         39,030         24,959        26,188
Extraordinary Item -- Gain on Debt Extinguishment,
 net                                                         770              -              -              -             -
---------------------------------------------------------------------------------------------------------------------------
Net Income                                            $   39,705     $   44,150     $   39,030     $   24,959    $   26,188
===========================================================================================================================

Per Share Amounts:
  Basic -- Net Income Before Extraordinary Item       $     1.42     $     1.58     $     1.39     $     0.91    $     0.97
        -- Net Income                                       1.44           1.58           1.39           0.91          0.97
  Diluted -- Net Income Before Extraordinary Item     $     1.39     $     1.53     $     1.34     $     0.88    $     0.93
          -- Net Income                                     1.41           1.53           1.34           0.88          0.93
===========================================================================================================================
 Cash Dividends Paid                                  $     0.64     $     0.54     $     0.45     $     0.36    $     0.28
===========================================================================================================================
Tax-Equivalent Adjustment (2)                         $      983     $      964     $    1,133     $    1,055    $      832
===========================================================================================================================
Total Assets                                          $5,499,443     $5,094,477     $4,675,897     $3,926,739    $3,485,618
Total Stockholders' Equity                               310,306        274,599        296,077        270,182       238,798
Total Common Equity (3)                                  321,001        318,922        290,769        265,449       240,171
Return on Average Assets                                    0.73%          0.90%          0.90%          0.68%         0.79%
Return on Average Equity                                   14.40          15.46          13.75           9.90         11.53
Return on Average Common Equity                            12.48          14.61          13.99           9.91         11.41
Stockholders' Equity to Assets                              5.64           5.39           6.33           6.88          6.85
Average Equity to Average Assets                            5.07           5.83           6.52           6.89          6.85
Dividend Payout Ratio                                      45.41          34.26          32.16          39.92         29.23
---------------------------------------------------------------------------------------------------------------------------

*See Note 3 to the Consolidated Financial Statements for information regarding type and composition of restatements and the applicable periods.

(1) Merger Related Expenses -- Exclusive of after-tax merger-related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.33%, respectively. Basic earnings per share and diluted earnings per share would have been $1.22 and $1.18, respectively.

(2) Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2000 and 1999, and 39.55% for 1998 through 1996.

(3) Common Equity excludes net accumulated other comprehensive income which is comprised of unrealized gains or losses on available for sale securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement of Prior Periods
----------------------------

On August 6, 2001, the Corporation announced that earnings required restatement as a result of a review of delinquent loans and loans 120 days or more past due in the Corporation's $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio that should have been recognized in prior periods. The review of delinquencies and charge-offs in the acquired loan portfolio identified approximately $13.8 million in previously unidentified pre-tax losses through June 30, 2001, of which $8.5 million related to periods prior to the second quarter of 2001. For periods prior to 2001, pre-tax losses amounted to $7.9 million and additional loan charge-offs amounted to $8.3 million. For the year ended December 31, 1999, this affected consumer loan balances and charge-offs by $3.3 million. For the year ended December 31, 2000, net consumer loan charge-offs increased by $5.0 million from the previously reported amount. Additionally, the provision for loan losses increased $6.0 million and $1.9 million in previously accrued interest and loan premiums on the charged-off loans was reversed. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have occurred. Total assets, net loans, allowance for loan losses, charge-offs, equity, income statement amounts and net income amounts required restatement on this Form 10-K/A from amounts previously stated in the Corporation's Form 10-K, as filed March 9, 2001. These changes resulted in the Corporation restating earnings for the first quarter of 2001 and the year ended December 31, 2000 (and each quarter in 2000).

     In addition to the restatements previously mentioned, the restatements on this Form 10-K/A for all periods presented reflect the reclassification of the trust preferred securities from Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities to liabilities and the related expense on these securities was reclassified from non-interest expense to interest expense. This will affect the net interest margin without altering net income for any year presented. See Note 3 in Item 8--"Financial Statements and Supplementary Data".

     The following discussion of operating results includes the impact of the aforementioned losses and reclassifications.

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

     The Corporation recorded net income in 2000 of $39.7 million or $1.41 per share/diluted, a 10.1% decrease in net income and 7.8% decrease in diluted earnings per share over 1999. Tax-equivalent net interest income grew 6.23%, non-interest income, excluding securities gains, grew 9.4% while non-interest expense increased 7.7%. The provision for loan losses more than doubled from 1999 recognizing the deterioration in the health care portfolio and increased charge-offs from the acquired loan portfolio. The Corporation also recognized an extraordinary gain from debt extinguishment of $770 thousand, net of taxes. These variances are discussed in more detail beginning on the following pages.

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

     Tax-equivalent net interest income for 2000 increased $9.1 million, or 6.23%, from 1999 as average earning assets grew $532 million over the prior year. Net interest margin decreased to 2.93% from 3.07% in 1999.

     Provident's tax-equivalent interest income increased $60.3 million, or 17.1%, during the year due to the growth in average earning assets along with a 40 basis point increase in yield. The increase in yield was mainly due to a higher interest rate environment during 2000 compared to 1999. Average prime rate in 2000 was 9.23% compared to 8.00% in 1999. The increase in average earning assets resulted from a $126 million increase in the loan portfolios, a $486 million increase in investments and an $85 million decrease in loans held for sale. Residential and commercial mortgage loans increased $135 million and $27 million, respectively. Commercial and residential construction loans also increased by $72 million and $7 million, respectively. Average consumer loans fell $83 million due to the securitization of $324 million of second mortgage loans during the third quarter while the commercial business portfolio declined $31 million. Interest income earned on the loan portfolio increased $26 million reflecting higher loan outstandings. The yield on investments and loans increased 42 basis points and 47 basis points, respectively. Interest lost from non-accruing loans was $4.5 million compared to $735 thousand in 1999. Average non-accrual loans for 2000 were approximately $40 million. This increase was associated with health care credits, a majority of which were charged off or sold during 2000.

     Interest expense increased $51.3 million from 1999 resulting from a $514 million growth in average interest-bearing liabilities. The overall cost of funds increased 54 basis points as total interest-bearing liabilities increased 55 basis points mainly due to higher rate environment. Excluding the effect of off-balance sheet positions in each year, total costs of interest-bearing liabilities would have increased 55 basis points. The average rate paid on borrowed funds increased 80 basis points during 2000.

     The increase in average interest-bearing liabilities reflects a $256 million rise in interest-bearing deposits, $132 million of which was associated with brokered deposits. Non-interest bearing demand deposit accounts grew by $37 million or 15%. The Corporation experienced a $257 million increase in borrowed funds.

     Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 21 for further discussion of the impact of current trends on net interest income in 2000.

Analysis of Changes in Net Interest Income
Table 2

                                                                     (Restated)
                                                                     2000/1999
                                    ---------------------------------------------------------------------------
                                                                         Variance Due to Change In
                                                            ---------------------------------------------------
(in thousands)                           Net Increase/          Average           Average             Average
(tax-equivalent basis)                    (Decrease)             Rate              Volume           Rate/Volume
---------------------------------------------------------------------------------------------------------------
Interest Income From:
Loans:
  Consumer                                    $  3,331          $ 10,153            ($6,464)              ($358)
  Commercial Business                           (1,180)            1,395             (2,462)               (113)
  Real Estate - Construction                     8,801             1,265              6,793                 743
  Real Estate - Mortgage                        14,931             1,941             12,181                 809
Mortgage Loans Held for Sale                    (5,701)            1,088             (6,026)               (763)
Other Short-Term Investments                       153                (5)               166                  (8)
U.S. Treasury and Government
  Agencies and Corporations                      2,708               (23)             2,752                 (21)
Mortgage-Backed Securities                      37,146             5,957             28,897               2,292
Municipal Securities                               (22)               (3)               (19)                  -
Other Debt Securities                              173               140                 33                   -
---------------------------------------------------------------------------------------------------------------
  Total Interest Income                         60,340            18,777             39,466               2,097
---------------------------------------------------------------------------------------------------------------

Interest Expense On:
Demand/Money Market Deposits                     3,008             1,411              1,452                 145
Savings Deposits                                  (819)             (680)              (146)                  7
Certificates of Deposit                         24,793            11,300             12,281               1,212
Individual Retirement Accounts                    (357)              140               (488)                 (9)
Borrowings                                      24,631             8,015             14,547               2,069
---------------------------------------------------------------------------------------------------------------
  Total Interest Expense                        51,256            23,743             24,687               2,826
---------------------------------------------------------------------------------------------------------------

Net Interest Income                           $  9,084           ($4,966)          $ 14,779               ($729)
===============================================================================================================

                                                                     (Restated)
                                                                     1999/1998
                                    ---------------------------------------------------------------------------
                                                                         Variance Due to Change In
                                                            ---------------------------------------------------
(in thousands)                           Net Increase/          Average           Average             Average
(tax-equivalent basis)                    (Decrease)             Rate              Volume           Rate/Volume
---------------------------------------------------------------------------------------------------------------
Interest Income From:
Loans:
  Consumer                                    $ 34,894          $  1,044           $ 33,613              $  237
  Commercial Business                            3,110            (1,573)             4,971                (288)
  Real Estate - Construction                      (272)             (949)               736                 (59)
  Real Estate - Mortgage                       (11,770)           (2,260)           (10,065)                555
Mortgage Loans Held for Sale                       582                61                517                   4
Other Short-Term Investments                      (126)              (25)              (113)                 12
U.S. Treasury and Government
  Agencies and Corporations                       (278)               18               (294)                 (2)
Mortgage-Backed Securities                         751            (3,378)             4,326                (197)
Municipal Securities                               258               (28)               290                  (4)
Other Debt Securities                            6,952                96              6,662                 194
---------------------------------------------------------------------------------------------------------------
  Total Interest Income                         34,101            (5,718)            40,545                (726)
---------------------------------------------------------------------------------------------------------------

Interest Expense On:
Demand/Money Market Deposits                       370            (1,697)             2,357                (290)
Savings Deposits                                (4,411)           (4,347)               (84)                 20
Certificates of Deposit                         26,119               412             25,588                 119
Individual Retirement Accounts                  (1,322)             (587)              (784)                 49
Borrowings                                      (3,203)           (2,322)              (917)                 36
---------------------------------------------------------------------------------------------------------------
  Total Interest Expense                        17,553            (6,424)            24,817                (840)
---------------------------------------------------------------------------------------------------------------

Net Interest Income                           $ 16,548          $    706           $ 15,728              $  114
===============================================================================================================

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

Consolidated Average Balances, Interest Income and Expense and Yields and Rates Table 3

                                                       (Restated)                           (Restated)
                                                           2000                                1999
                                            ----------------------------------     -----------------------------
(dollars in thousands)                       Average        Income/     Yield/      Average     Income/   Yield/
(tax-equivalent basis)                       Balance        Expense     Rate        Balance     Expense   Rate
------------------------------------------------------------------------------     -----------------------------
Assets
Interest-Earning Assets:
Loans: (1)(2)
  Consumer                                  $ 2,272,693    $  186,453     8.20%    $2,355,855  $ 183,122   7.77%
  Commercial Business                           353,437        29,100     8.23        384,708     30,280   7.87
  Real Estate--Construction                     211,842        20,366     9.61        133,458     11,565   8.67
  Real Estate--Mortgage                         552,720        44,172     7.99        390,177     29,241   7.49
                                            -----------    ----------              ----------  ---------
    Total Loans                               3,390,692       280,091     8.26      3,264,198    254,208   7.79
                                            -----------    ----------              ----------  ---------

Mortgage Loans Held for Sale                     36,352         2,893     7.96        121,663      8,594   7.06
Other Short-Term Investments                      6,610           262     3.96          2,617        109   4.17
US Treasury and Government
  Agencies and Corporations                      79,189         5,733     7.24         41,464      3,025   7.30
Mortgage-Backed Securities                    1,614,289       112,255     6.95      1,165,777     75,109   6.44
Municipal Securities                             26,508         2,033     7.67         26,756      2,055   7.68
Other Debt Securities                           137,522        10,414     7.57        137,078     10,241   7.47
Equity Securities                                    --            --       --             --         --     --
                                            -----------    ----------              ----------  ---------


    Total Investment Securities (2)           1,857,508       130,435     7.02      1,371,075     90,430   6.60
                                            -----------    ----------              ----------  ---------
    Total Interest-Earning Assets             5,291,162       413,681     7.82      4,759,553    353,341   7.42
                                            -----------    ----------              ----------  ---------

Less: Allowance for Loan Losses                 (37,659)                              (36,989)
Cash and Due From Banks                          78,126                                68,725
Other Assets                                    151,117                               121,354
                                            -----------                           -----------
Total Assets                                $ 5,482,746                            $4,912,643
                                            ===========                           ===========


Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits                $   599,030        17,154     2.86     $  543,257     14,146   2.60
Savings Deposits                                608,617        13,581     2.23        614,869     14,400   2.34
Certificates of Deposit                       2,227,174       139,323     6.26      2,011,484    114,530   5.69
Individual Retirement Accounts                  139,371         7,638     5.48        148,441      7,995   5.39
Borrowings                                    1,254,942        80,981     6.45        997,445     56,350   5.65
                                            -----------    ----------             -----------  ---------
  Total Interest-Bearing Liabilities          4,829,134       258,677     5.36      4,315,496    207,421   4.81
                                            -----------    ----------             -----------  ---------

Noninterest-Bearing Demand Deposits             292,360                               255,259
Other Liabilities                                43,144                                39,752
Stockholders' Equity                            318,108                               302,136
                                            -----------                           -----------
Total Liabilities and Stockholders' Equity  $ 5,482,746                            $4,912,643
                                            ===========                           ===========
Net Interest-Earning Assets                 $   462,028                            $  444,057
                                            ===========                           ===========

Net Interest Income (tax-equivalent)                          155,004                            145,920
Less: Tax-Equivalent Adjustment                                  (983)                              (964)
                                                           ----------                          ---------
Net Interest Income                                        $  154,021                           $144,956
                                                           ==========                          =========

Net Yield on Interest-Earning Assets
(tax-equivalent)                                                          2.93%                            3.07%

                                                               (Restated)
                                                                  1998
                                          -----------------------------------------------
(dollars in thousands)                               Average            Income/     Yield/
(tax-equivalent basis)                               Balance            Expense      Rate
-----------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Loans: (1)(2)
  Consumer                                         $   1,920,378         148,228     7.72%
  Commercial Business                                    325,209          27,170     8.35
  Real Estate--Construction                              125,650          11,837     9.42
  Real Estate--Mortgage                                  517,068          41,011     7.93
                                                   -------------       ---------
    Total Loans                                        2,888,305         228,246     7.90
                                                   -------------       ---------
Mortgage Loans Held for Sale                             114,284           8,012     7.01
Other Short-Term Investments                               5,043             235     4.66
US Treasury and Government
  Agencies and Corporations                               45,526           3,303     7.26
Mortgage-Backed Securities                             1,101,684          74,358     6.75
Municipal Securities                                      23,036           1,797     7.80
Other Debt Securities                                     45,307           3,289     7.26
Equity Securities                                             --              --       --
                                                   -------------       ---------
    Total Investment Securities (2)                    1,215,553          82,747     6.81
                                                   -------------       ---------
    Total Interest-Earning Assets                      4,223,185         319,240     7.56
                                                   -------------       ---------
Less: Allowance for Loan Losses                          (38,831)
Cash and Due From Banks                                   60,562
Other Assets                                             105,659
                                                   -------------
Total Assets                                        $  4,350,575
                                                   =============

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits                        $    463,874          13,776     2.97
Savings Deposits                                         617,643          18,811     3.05
Certificates of Deposit                                1,559,985          88,411     5.67
Individual Retirement Accounts                           162,088           9,317     5.75
Borrowings                                             1,013,049          59,553     5.88
                                                    ------------       ---------
  Total Interest-Bearing Liabilities                   3,816,639         189,868     4.97
                                                    ------------       ---------
Noninterest-Bearing Demand Deposits                      212,339
Other Liabilities                                         42,608
Stockholders' Equity                                     278,989
                                                    ------------
Total Liabilities and Stockholders' Equity          $  4,350,575
                                                    ============
Net Interest-Earning Assets                         $    406,546
                                                    ============
Net Interest Income (tax-equivalent)                                     129,372
Less: Tax-Equivalent Adjustment                                           (1,133)
                                                                       ---------
Net Interest Income                                                    $ 128,239
                                                                       =========
Net Yield on Interest-Earning Asset
(tax-equivalent)                                                                      3.06%

Consolidated Average Balances, Interest Income And Expense And Yields And Rates Table 3 (continued)

                                                            1997                                        1996
                                           -----------------------------------------    ------------------------------------
(dollars in thousands)                           Average         Income/   Yield/           Average         Income/   Yield/
(tax-equivalent basis)                           Balance         Expense    Rate            Balance         Expense    Rate
----------------------------------------------------------------------------------------------------------------------------
Assets
Interest-Earning Assets:
Loans: (1)(2)
  Consumer                                 $    1,402,359     $  113,496     8.09%      $  1,053,279     $   85,049    8.07 %
  Commercial Business                             292,788         25,607     8.75            268,158         23,807     8.88
  Real Estate--Construction                       125,565         12,968    10.33            124,584         12,574    10.09
  Real Estate--Mortgage                           624,604         50,227     8.04            577,515         45,813     7.93
                                           --------------     ----------                ------------      ---------
    Total Loans                                 2,445,316        202,298     8.27          2,023,536        167,243     8.26
                                           --------------     ----------                ------------      ---------
Mortgage Loans Held for Sale                       37,662          2,851     7.57             68,112          4,950     7.27
Other Short-Term Investments                        6,023            263     4.37              8,949            438     4.89
US Treasury and Government
  Agencies and Corporations                        90,709          6,437     7.10            108,368          7,432     6.86
Mortgage-Backed Securities                        914,196         64,531     7.06            929,786         63,404     6.82
Municipal Securities                               18,875          1,512     8.01             11,917            998     8.37
Other Debt Securities                              28,174          2,275     8.07             46,277          3,562     7.70
Equity Securities                                      --             --       --              2,983            284     9.52
                                           --------------     ----------                ------------      ---------

    Total Investment Securities (2)             1,051,954         74,755     7.11          1,099,331         75,680     6.88
                                           --------------     ----------                ------------      ---------
    Total Interest-Earning Assets               3,540,955        280,167     7.91          3,199,928        248,311     7.76
                                           --------------     ----------                ------------      ---------
Less: Allowance for Loan Losses                   (33,017)                                   (27,985)
Cash and Due From Banks                            57,923                                     55,568
Other Assets                                       89,650                                     92,621
                                           --------------                               ------------
Total Assets                               $    3,655,511                               $  3,320,132
                                           ==============                               ============


Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits               $      403,128         11,347     2.81       $    380,913         11,009     2.89
Savings Deposits                                  620,267         20,450     3.30            621,995         17,100     2.75
Certificates of Deposit                         1,194,202         67,917     5.69            922,616         53,493     5.80
Individual Retirement Accounts                    111,252          6,290     5.65            105,680          6,134     5.80
Borrowings                                        866,502         50,714     5.85            872,554         49,618     5.69
                                           -------------       ---------                 -----------      ---------
  Total Interest-Bearing Liabilities            3,195,351        156,718     4.90          2,903,758        137,354     4.73
                                           --------------      ---------                 -----------      ---------
Noninterest-Bearing Demand Deposits               176,645                                    158,635
Other Liabilities                                  31,555                                     28,253
Stockholders' Equity                              251,960                                    229,486
                                           --------------                               ------------
Total Liabilities and Stockholders' Equity $    3,655,511                               $  3,320,132
                                           --------------                               ------------
Net Interest-Earning Assets                $      345,604                               $    296,170
                                           ==============                               ============

Net Interest Income (tax-equivalent)                             123,449                                    110,957
Less: Tax-Equivalent Adjustment                                   (1,055)                                      (832)
                                                         ---------------                              -------------
Net Interest Income                                           $  122,394                              $     110,125
                                                         ===============                              =============

Net Yield on Interest-Earning Asset (tax-equivalent)                         3.49 %                                     3.47 %

(1)  Average loan balances include non-accrual loans.
(2) Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2000 and 1999 and 39.55% for 1998 through 1996.

Provision for Loan Losses

Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentration trends in historical loan experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Corporation classifies in accordance with regulatory requirements. The provision for loan losses was $29.9 million, up from $11.6 million in 1999. The increase in the provision was to address the deterioration in the health care portfolio and increased charge-offs in the acquired loan portfolio. The majority of the increase in charge-offs in the acquired loan portfolio can be directly attributed to the bankruptcy of a third party servicer in 2000 and to the seasoning of the portfolio. The Corporation continues to emphasize quality underwriting as well as aggressive management of prior charge-offs and potential problem loans.

     Net charge-offs were $27.4 million in 2000 compared to $16.4 million in 1999. This increase in charge-offs is related to a $7.1 million write down of an existing $15 million non-performing health care credit, a $5.0 million loss on the sale of a second health care loan and increased charge-offs in the acquired loan portfolio. Net charge-offs as a percentage of average loans was .81% in 2000 compared to .50% in 1999. Non-accrual loans ended the year at $33.6 million or 1.00% of loans outstanding, a decrease of $6.4 million from December 31, 1999. This decrease is due to the write down of the above mentioned health care loan.

     A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 16 - 18.

Non-Interest Income

Non-interest income is principally derived from fee-based services, mortgage banking activities and gains on investment securities sales. Total non-interest income increased 22.7% to $75.4 million. Excluding net securities gains, non-interest income increased $5.8 million or 9.4%.

     Table 4 presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary
Table 4

(in thousands)                                    2000     1999     1998     1997     1996
------------------------------------------------------------------------------------------
Service Charges on Deposit Accounts            $50,884  $39,541  $32,624  $26,703  $20,600
Mortgage Banking Activities                      3,613    9,652   11,485    6,845   14,895
Commissions and Fees                             4,737    5,280    4,209    3,705    3,229
Other Loan Fees                                  2,390    3,355    5,104    2,147    1,872
Other Non-Interest Income                        5,297    3,319    2,721    2,719    3,937
------------------------------------------------------------------------------------------
  Subtotal                                      66,921   61,147   56,143   42,119   44,533
Net Securities Gains                             8,499      312    6,749    2,337    5,556
------------------------------------------------------------------------------------------
  Total Non-Interest Income                    $75,420  $61,459  $62,892  $44,456  $50,089
==========================================================================================

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

Non-Interest Expense

Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $143 million represented a $13 million increase from 1999 expenses.

     Table 5 presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary
Table 5

                                                (Restated)  (Restated)  (Restated)
(in thousands)                                      2000         1999        1998      1997      1996
------------------------------------------------------------------------------------------------------
Salaries and Employee Benefits                  $ 71,207     $ 66,394    $ 61,853  $ 54,548  $ 55,416
Occupancy Expense, Net                            12,951       11,376      10,349    10,018     9,317
Furniture and Equipment                           10,073        8,927       8,123     7,354     7,036
External Processing Fees                          16,420       14,883      14,006    12,374    10,929
Advertising and Promotion                          7,582        6,806       7,171     5,678     5,986
Communication and Postage                          5,673        5,231       4,376     3,693     3,861
Printing and Supplies                              2,715        2,463       2,502     2,277     2,351
Federal Insurance Fund Recapitalization               --           --          --        --     3,029
Regulatory Fees                                    1,217        1,120         939     1,016     1,699
Professional Services                              2,731        2,706       2,413     2,762     3,000
Merger Related Expenses                               --           --          --    10,047        --
Other Non-Interest Expense                        12,241        9,590       8,971     8,543     7,723
------------------------------------------------------------------------------------------------------
  Total Non-Interest Expense                    $142,810     $129,496    $120,703  $118,310  $110,347
======================================================================================================

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

Income Taxes

Provident recorded income tax expense of $17.8 million on pre-tax income of $56.8 million for an effective tax rate of 31.4%. This compares with a 32.4% effective tax rate for 1999. This decrease is mainly related to a higher level of tax-advantaged income and settlement of prior years' exams.

Fourth Quarter Results

Provident recorded net income of $11.0 million, or $.39 per share on a diluted basis, in the fourth quarter of 2000, a decrease of $555 thousand, or 5%, over the $11.5 million, or $.40 per share on a diluted basis, recorded in the same period last year. The lower earnings were principally due to a 45% increase in the provision for loan losses or $1.6 million. Net interest income remained relatively stable. A rise in operating expenses was offset by a corresponding increase in non-interest income.

     Tax-equivalent net interest income in the fourth quarter rose 1.7% or $653 thousand to $39.1 million. This increase was mainly related to a $511 million rise in earning assets offset in part by a 32 basis point drop in net interest margin. The decrease in the net interest margin primarily reflected a flatter yield curve as yield on earning assets decreased 15 basis points while the costs of funds increased 43 basis points.

     The Corporation recorded a provision for loan losses of $5.3 million during the quarter to provide for loan growth in the portfolio as well as an increase in net charge-offs, primarily related to the acquired loan portfolio.

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

     Non-interest expense increased $4.4 million to $37.5 million. Compensation and benefits increased $2.2 million compared to the same period in 1999. Compensation was up $1.7 million while benefits increased $460 thousand due to network expansion. Occupancy expense was $411 thousand higher due to network expansion and annual lease increases. External processing fees increased $577 thousand, which was associated with increased account volume. Other expenses included higher furniture and equipment expenses of $259 thousand, higher net losses of $276 thousand and goodwill amortization of $195 thousand associated
with the purchase of Harbor Federal Bancorp.   The Corporation also recognized
approximately $800 thousand in one time charges for the restructuring of Provident Mortgage Corp.

     Table 6 presents quarterly financial data as restated and as reported for 2000 and 1999.

Consolidated Quarterly Results of Operations, Market Prices and Dividends
Table 6

As Restated:                                                             2000
                                       -------------------------------------------------------------------
                                          Fourth            Third           Second            First
                                          Quarter          Quarter          Quarter          Quarter
(in thousands, except per share data)    (Restated)       (Restated)       (Restated)       (Restated)
----------------------------------------------------------------------------------------------------------
Interest Income                      $     106,763     $    107,148     $    101,545     $     97,242
Interest Expense                            67,650           68,688           63,760           58,579
----------------------------------------------------------------------------------------------------------
Net Interest Income                         39,113           38,460           37,785           38,663
Provision for Loan Losses                    5,257            7,285           13,035            4,300
----------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            33,856           31,175           24,750           34,363
Non-Interest Income                         18,883           17,148           16,600           14,290
Net Securities Gains                           641               --            7,779               79
Non-Interest Expense                        37,548           35,758           35,459           34,045
----------------------------------------------------------------------------------------------------------
Income Before Income Taxes                  15,832           12,565           13,670           14,687
Income Tax Expense                           4,857            4,030            4,610            4,322
----------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $      10,975     $      8,535     $      9,060     $     10,365
Extraordinary Item                              --               --               --              770
----------------------------------------------------------------------------------------------------------
Net Income                           $      10,975     $      8,535     $      9,060     $     11,135
----------------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $        0.40     $       0.31     $       0.33     $       0.40
Net Income - Diluted                 $        0.39     $       0.31     $       0.32     $       0.39
Market Prices: High                          20.06            16.07            15.76            16.10
               Low                           15.60            12.68            12.56            12.59
Cash Dividends Paid                          0.171            0.167            0.154            0.150
===========================================================================================================

As Restated:                                                            1999
                                       ----------------------------------------------------------------
                                             Fourth         Third           Second            First
                                             Quarter       Quarter          Quarter          Quarter
(in thousands, except per share data)       (Restated)    (Restated)       (Restated)       (Restated)
-------------------------------------------------------------------------------------------------------
Interest Income                          $     95,055       $ 89,962     $    85,988     $     81,372
Interest Expense                               55,609         52,945          50,400           48,467
-------------------------------------------------------------------------------------------------------
Net Interest Income                            39,446         37,017          35,588           32,905
Provision for Loan Losses                       3,635          3,215           2,759            1,961
-------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                               35,811         33,802          32,829           30,944
Non-Interest Income                            14,680         15,451          15,416           15,600
Net Securities Gains                               --             --             375              (63)
Non-Interest Expense                           33,192         32,730          32,168           31,406
-------------------------------------------------------------------------------------------------------
Income Before Income Taxes                     17,299         16,523          16,452           15,075
Income Tax Expense                              5,769          5,218           5,462            4,750
-------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item         $     11,530  $      11,305    $     10,990     $     10,325
Extraordinary Item                                 --             --              --               --
-------------------------------------------------------------------------------------------------------
Net Income                               $     11,530  $      11,305    $     10,990     $     10,325
-------------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                       $       0.41   $       0.40    $       0.39     $       0.37
Net Income - Diluted                     $       0.40   $       0.39    $       0.38     $       0.36
Market Prices: High                             20.24          22.22           25.81            24.51
               Low                              15.70          18.31           19.50            21.32
Cash Dividends Paid                             0.145          0.141           0.130            0.125
=======================================================================================================

As Reported:                                                     2000
                                       -------------------------------------------------------
                                         Fourth         Third        Second         First
(in thousands, except per share data)    Quarter       Quarter       Quarter       Quarter
----------------------------------------------------------------------------------------------
Interest Income                      $   107,228    $  107,483    $  101,827    $   98,014
Interest Expense                          66,100        67,151        62,273        57,595
----------------------------------------------------------------------------------------------
Net Interest Income                       41,128        40,332        39,554        40,419
Provision for Loan Losses                  3,257         3,285        13,035         4,300
----------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                          37,871        37,047        26,519        36,119
Non-Interest Income                       18,883        17,148        16,600        14,290
Net Securities Gains                         641            --         7,779            79
Non-Interest Expense                      39,098        37,295        36,946        35,029
----------------------------------------------------------------------------------------------
Income Before Income Taxes                18,297        16,900        13,952        15,459
Income Tax Expense                         5,722         5,545         4,707         4,594
----------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $    12,575    $   11,355    $    9,245    $   10,865
Extraordinary Item                            --            --            --           770
----------------------------------------------------------------------------------------------
Net Income                           $    12,575    $   11,355    $    9,245    $   11,635
----------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $      0.46    $     0.42    $     0.34    $     0.42
Net Income - Diluted                 $      0.45    $     0.41    $     0.33    $     0.41
Market Prices: High                        20.06         16.07         15.76         16.10
               Low                         15.60         12.68         12.56         12.59
Cash Dividends Paid                        0.171         0.167         0.154         0.150
==============================================================================================

As Reported:
                                                                1999
                                       ----------------------------------------------------
                                         Fourth         Third        Second         First
(in thousands, except per share data)    Quarter       Quarter       Quarter       Quarter
-------------------------------------------------------------------------------------------------
Interest Income                      $    95,055    $   89,962    $   85,988    $   81,372
Interest Expense                          54,894        52,171        49,565        47,631
-------------------------------------------------------------------------------------------------
Net Interest Income                       40,161        37,791        36,423        33,741
Provision for Loan Losses                  3,635         3,215         2,759         1,961
-------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                          36,526        34,576        33,664        31,780
Non-Interest Income                       14,680        15,451        15,416        15,600
Net Securities Gains                          --            --           375           (63)
Non-Interest Expense                      33,907        33,504        33,003        32,242
-------------------------------------------------------------------------------------------------
Income Before Income Taxes                17,299        16,523        16,452        15,075
Income Tax Expense                         5,769         5,218         5,462         4,750
-------------------------------------------------------------------------------------------------
Income Before Extraordinary Item      $   11,530    $   11,305    $   10,990    $   10,325
Extraordinary Item                            --            --            --            --
Net Income                            $   11,530    $   11,305    $   10,990    $   10,325
-------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                    $     0.41    $     0.40    $     0.39    $     0.37
Net Income - Diluted                  $     0.40    $     0.39    $     0.38    $     0.36
Market Prices: High                        20.24         22.22         25.81         24.51
               Low                         15.70         18.31         19.50         21.32
Cash Dividends Paid                        0.145         0.141         0.130         0.125
=================================================================================================

*Income before extraordinary item for first quarter 2000 was $.37 and $.37 for basic and diluted earnings per share respectively.

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

     The branch network strategy includes traditional full service branch locations and in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank, as of December 31, 2000, had 56 traditional branch locations and 42 in-store branches. The Bank has an agreement with Supervalue to operate branches in their Metro and Basic supermarkets in the Baltimore metropolitan area and Shoppers Food Warehouse in the Washington, D.C. metropolitan area. Additional branch opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has nine additional branches planned for 2001. The Bank continues to attract increased commercial and retail deposits. Interest-bearing demand/money market deposit balances at December 31, 2000 were up $83.5 million, or 15%, compared to year-end 1999. The Bank decided to sell its check cashing facilities during the second quarter of 2000 and closed that transaction during the third quarter of 2000.

    The table below presents the average deposit balances and rates paid for the five years ended December 31, 2000.

Average Deposits
Table 7

                                            2000                         1999                         1998
                                  -----------------------      -----------------------      -----------------------
                                     Average   Average            Average   Average            Average   Average
(dollars in thousands)               Balance    Rate              Balance    Rate              Balance    Rate
---------------------------------------------------------------------------------------------------------------------
Noninterest-Bearing                $    292,360       -- %      $    255,259       -- %      $    212,339       -- %
Money Market/Demand                     599,030     2.86             543,257     2.60             463,874     2.97
Savings                                 608,617     2.23             614,869     2.34             617,643     3.05
Time:
    Certificates of Deposit           2,227,174     6.26           2,011,484     5.69           1,559,985     5.67
    Individual Retirement Accounts      139,371     5.48             148,441     5.39             162,088     5.75
                                   ------------                 ------------                 ------------
        Total Average
         Balance/Rate              $  3,866,552     4.60 %      $  3,573,310     4.23 %      $  3,015,929     4.32 %
                                   ============                 ============                 ============
        Total Year-End Balance     $  3,954,770                 $  3,808,528                 $  3,419,557
                                   ============                 ============                 ============

                                                 1997                        1996
                                       -----------------------      -------------------------
                                           Average   Average            Average   Average
(dollars in thousands)                      Balance    Rate              Balance    Rate
---------------------------------------------------------------------------------------------
Noninterest-Bearing                      $    176,645       -- %      $    158,635       -- %
Money Market/Demand                           403,128     2.81             380,913     2.89
Savings                                       620,267     3.30             621,995     2.75
Time:
    Certificates of Deposit                 1,194,202     5.69             922,616     5.80
    Individual Retirement Accounts            111,252     5.65             105,680     5.80
                                         ------------                 ------------
        Total Average
         Balance/Rate                    $  2,505,494     4.23 %      $  2,189,839     4.01 %
                                         ============                 ============
        Total Year-End Balance           $  2,754,515                 $  2,286,144
                                         ============                 ============

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

Deposit Maturities
Table 8

                                                                    Maturities
                                          -------------------------------------------------------------------
                                                                    Over Three        Over Six
                                                Three Months        Months to         Months to       Over 12
(dollars in thousands)                            or Less           Six Months        12 Months       Months          Total
----------------------------------------------------------------------------------------------------------------------------
Balance                                     $59,883             $28,145             $46,452          $57,754        $192,234
Percent of Total                               31.2 %              14.6 %              24.2 %           30.0 %         100.0 %

Credit Risk Management

Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.

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

     Financial Accounting Standards require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for inherent losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 2000, there were $13.6 million in commercial loans considered to be impaired.

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

Loan Portfolio Summary
Table 9

                                            (Restated)           (Restated)
(dollars in thousands)                        2000       %         1999         %        1998          %
-----------------------------------------------------------------------------------------------------------
Consumer                                 $2,017,436    60.0%    $2,201,608    69.2%    $2,154,557    69.5%
Commercial Business                         356,041    10.6        363,059    11.4        375,930    12.1
Real Estate -- Construction:
   Residential                              109,046     3.2         89,513     2.8         89,777     2.9
   Commercial                               156,872     4.7         62,362     2.0         34,668     1.1
Real Estate -- Mortgage:
   Residential                              476,030    14.1        245,401     7.7        238,282     7.7
   Commercial                               249,769     7.4        218,841     6.9        206,997     6.7
-----------------------------------------------------------------------------------------------------------
  Total Loans                            $3,365,194   100.0%    $3,180,784   100.0%    $3,100,211   100.0%
===========================================================================================================

(dollars in thousands)            1997        %         1996         %
------------------------------------------------------------------------------
Consumer                      $1,667,094    61.7%    $1,211,971    54.0%
Commercial Business              288,289    10.7        294,844    13.1
Real Estate -- Construction:
   Residential                    99,926     3.7        112,072     5.0
   Commercial                     25,154     0.9          9,470     0.4
Real Estate -- Mortgage:
   Residential                   362,012    13.4        355,566    15.8
   Commercial                    258,593     9.6        263,950    11.7
------------------------------------------------------------------------------
  Total Loans                 $2,701,068   100.0%    $2,247,873   100.0%
==============================================================================

     The Bank offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of quality consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. The portfolio of acquired loans decreased $86 million on average, ending the year at $1.3 billion, and was predominately comprised of second mortgages. The Bank securitized $324 million of acquired second mortgage loans during the third quarter of 2000 and retained the securities in the investment portfolio.

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

Non-Performing Assets and Past Due Loans

Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. The vast majority of non-residential secured closed end consumer loans that become past due 120 days are charged-off in full. Unsecured open-end consumer loans will be charged-off in full at 180 days past due. In general, charge-offs of delinquent loans secured by residential real estate will be recognized when losses are reasonably estimable and probable. No later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral's net realizable balance will be charged-off. For further details on the Corporation's charge-off policy, consult Note 1 of the financial statements on page 31.
Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans decreased $6.4 million, due mainly to a decrease in commercial business non-performing loans. This decrease is due to one national shared health care relationship in which part of the largest portion was written-off during the third quarter of 2000. The financial condition of the health care industry remains weak, but the Corporation has been closely monitoring these and several other of the bank's health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. The entire health care portfolio represents 3.0% of the Bank's total loans, down from 3.5% at December 31, 1999. The increase in past due consumer loans is related to purchases in the acquired portfolio, the majority of which are secured by residential real estate. Non-performing assets and past due loans ended the year at $36 million and $17 million, respectively. (See the discussion under
Loans on page 14)   The ratio of total non-performing loans to year-end loans
decreased to 1.00% compared to 1.26% at the end of 1999. This decrease is associated with the health care credit noted above.

     Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.


                                                  (Restated)
                                                  Year Ended
(in thousands)                                December 31, 2000
----------------------------------------------------------------
Gross interest income that would have been
  recorded had such loans been paid in
  accordance with original terms                         $4,508

Interest income actually recorded                           399

Non-Performing Assets and Past Due Loans
Table 10
                                                                             December 31,
----------------------------------------------------------------------------------------------------------
(dollars in thousands)                                    2000        1999        1998      1997      1996
----------------------------------------------------------------------------------------------------------
Non-Accrual Loans:                                   (Restated)  (Restated)
  Consumer                                             $12,375     $11,097     $    --   $    --   $ 9,809
  Commercial Business                                   13,601      21,329       3,550     2,917       539
  Real Estate -- Construction:
    Residential                                             --          --       1,570        --        37
    Commercial                                              --          --          --        --        --
  Real Estate -- Mortgage:
    Residential                                          7,619       7,579       6,397     6,937     4,372
    Commercial                                              --          --          --        --       125
----------------------------------------------------------------------------------------------------------
  Total Non-Accrual Loans                               33,595      40,005      11,517     9,854    14,882
----------------------------------------------------------------------------------------------------------
Renegotiated Loans:
  Commercial Business                                      165          --          --        --        --
  Real Estate -- Construction:
    Residential                                             --          --          --        --        --
    Commercial                                              --          --          --        --        --
  Real Estate -- Mortgage:
    Residential                                             --          --          --        --        --
    Commercial                                              --          --          --        --     3,942
----------------------------------------------------------------------------------------------------------
  Total Renegotiated Loans                                 165          --          --        --     3,942
----------------------------------------------------------------------------------------------------------
Other Non-Performing Assets:
  Real Estate -- Construction:
    Residential                                            516       1,538         454       454       132
    Commercial                                              --          --          --        --     9,571
  Real Estate -- Mortgage:
    Residential                                          2,060       1,395       2,554     2,367       903
    Commercial                                              --          --       1,900        --        --
----------------------------------------------------------------------------------------------------------
  Total Other Non-Performing Assets                      2,576       2,933       4,908     2,821    10,606
----------------------------------------------------------------------------------------------------------
Total Non-Performing Assets                            $36,336     $42,938     $16,425   $12,675   $29,430
==========================================================================================================

Past Due Loans:
  Consumer                                             $11,110     $ 8,937     $19,187   $14,371   $   237
  Commercial Business                                      131          59          --       126        --
  Real Estate -- Construction:
    Residential                                             --          --          --       133        --
    Commercial                                              --          --          --        --        --
  Real Estate -- Mortgage:
    Residential                                          4,589       5,753       8,806    10,646     7,823
    Commercial                                             919          --          --        --        --
----------------------------------------------------------------------------------------------------------
  Total Past Due Loans                                 $16,749     $14,749     $27,993   $25,276   $ 8,060
==========================================================================================================
Ratios:
  Total Non-Performing
    Loans to Year-End Loans                               1.00%       1.26%       0.37%     0.36%     0.84%
  Total Non-Performing Assets
    to Year-End Assets                                    0.66        0.84        0.35      0.32      0.84
-------------------------------------------------------------------------------------------------------------

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses, which is available to absorb probable inherent losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience, to all other loans.

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

     The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

Loan Loss Experience Summary
Table 11                                                       (Restated)   (Restated)
(dollars in thousands)                                              2000         1999         1998         1997         1996
----------------------------------------------------------------------------------------------------------------------------
Balance at Beginning of Year                                  $   36,445   $   42,739   $   36,861   $   30,361   $   27,524
Allowance of Acquired Company                                        404            -            -            -            -
Provision for Loan Losses                                         29,877       11,570       12,027        9,953       10,011
Allowance Related to Securitized Loans                              (950)      (1,500)           -            -            -
Loans Charged-Off:
  Consumer                                                        15,991       11,275        4,550        3,641        2,888
  Commercial Business                                             13,000        5,705        1,031          143        5,170
  Real Estate -- Construction:
    Residential                                                        -          500          593          305           37
    Commercial                                                         -            -           25           37            8
  Real Estate -- Mortgage:
    Residential                                                      209          412          258          289          360
    Commercial                                                         -            -        1,281          798          399
----------------------------------------------------------------------------------------------------------------------------
  Total Charge-Offs                                               29,200       17,892        7,738        5,213        8,862
----------------------------------------------------------------------------------------------------------------------------
Recoveries:
  Consumer                                                         1,414        1,236          970          871          826
  Commercial Business                                                148          106          109          882          801
  Real Estate -- Construction:
    Residential                                                        -            -           68            -            -
    Commercial                                                         -           24           16            1           16
  Real Estate -- Mortgage:
    Residential                                                        -            -           11            1           45
    Commercial                                                       236          162          415            5            -
----------------------------------------------------------------------------------------------------------------------------
  Total Recoveries                                                 1,798        1,528        1,589        1,760        1,688
----------------------------------------------------------------------------------------------------------------------------
Net Loans Charged-Off                                             27,402       16,364        6,149        3,453        7,174
============================================================================================================================
Balance at End of Year                                        $   38,374   $   36,445   $   42,739   $   36,861   $   30,361
============================================================================================================================
Balances:
   Loans -- Year-End                                          $3,365,194   $3,180,784   $3,100,211   $2,701,068   $2,247,873
   Loans -- Average                                            3,390,692    3,264,198    2,888,305    2,445,316    2,023,536
Ratios:
   Net Loans Charged-Off to Average Loans                           0.81%        0.50%        0.21%        0.14%        0.35%
  Allowance for Loan Losses to Year-End Loans                       1.14         1.15         1.38         1.36         1.35
----------------------------------------------------------------------------------------------------------------------------

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

     An analysis of the loan portfolio was performed at December 31, 2000, and inherent losses have been provided for in the allowance for loan losses. During 2000, the loan loss allowance increased $1.9 million to $38.4 million at year-end. This increase is related to the increase in credit exposure as the total loans increased $184 million, $231 million from the residential mortgage loans. The allowance as a percentage of total loans was 1.14% at December 31, 2000 compared to 1.15% at December 31, 1999. The allowance for loan losses as a percentage of non-accrual loans was 114% at December 31, 2000, compared to 91% the prior year. The portion of the allowance which is allocated to non-accrual loans, is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The increase in the consumer portion of the allowance allocation was the product of increased historical losses experienced in the acquired loan portfolio.

    The Corporation maintains a loan classification and review system to identify those loans with a higher than normal risk of uncollectibility. Estimated inherent losses from internally criticized loans have been provided for in determining the allowance for loan losses.

     Table 12 reflects the allocation of the allowance for loan losses to the various loan categories as required by the Securities and Exchange Commission. The entire allowance for loan losses is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses
Table 12                                         (Restated)  (Restated)
(in thousands)                                        2000        1999     1998     1997     1996
-------------------------------------------------------------------------------------------------
Consumer                                           $10,409     $16,658  $ 5,145  $ 3,004  $ 2,529
Commercial Business                                 12,958      10,086    8,636    7,680    2,173
Real Estate -- Construction:
   Residential                                       1,875       1,415    1,858    1,760    1,557
   Commercial                                        2,911       1,095      573      426      169
Real Estate -- Mortgage:
   Residential                                         487         230      244      365      159
   Commercial                                        4,628       3,835    3,427    4,929    2,864
Unallocated                                          5,106       3,126   22,856   18,697   20,910
-------------------------------------------------------------------------------------------------
  Total Allowance for Loan Losses                  $38,374     $36,445  $42,739  $36,861  $30,361
=================================================================================================

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

     The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

Investment Securities Summary
Table 13
(dollars in thousands)                  2000        %           1999        %           1998      %
----------------------------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations      $   87,405      4.7%    $   56,447      3.4%    $   42,293    3.5%
  Mortgage-Backed Securities       1,644,202     87.6      1,469,605     87.9        992,089   82.8
  Municipal Securities                26,080      1.4         26,205      1.6         27,732    2.3
  Other Debt Securities              118,822      6.3        119,250      7.1        136,397   11.4
----------------------------------------------------------------------------------------------------------
    Total Securities
      Available for Sale           1,876,509    100.0      1,671,507    100.0      1,198,511  100.0
----------------------------------------------------------------------------------------------------------

Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations              --       --             --       --             --     --
  Mortgage-Backed Securities              --       --             --       --             --     --
----------------------------------------------------------------------------------------------------------
    Total Securities
      Held to Maturity                    --       --             --       --             --     --
----------------------------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio          $1,876,509     100.0%   $1,671,507     100.0%   $1,198,511  100.0%
==========================================================================================================
Total Portfolio Yield                    7.1%                    7.0%                    6.6%
----------------------------------------------------------------------------------------------------------

(dollars in thousands)                     1997        %            1996         %
-------------------------------------------------------------------------------------
Securities Available for Sale
  U.S. Treasury and Government
   Agencies and Corporations           $ 55,576      5.7%     $   71,882       6.8%
  Mortgage-Backed Securities            885,491     90.0         847,194      80.4
  Municipal Securities                   19,391      2.0          19,091       1.8
  Other Debt Securities                  22,783      2.3          29,987       2.8
-------------------------------------------------------------------------------------
    Total Securities
      Available for Sale                983,241    100.0         968,154      91.8
-------------------------------------------------------------------------------------

Securities Held to Maturity
  U.S. Treasury and Government
   Agencies and Corporations                 --       --          32,395       3.1
  Mortgage-Backed Securities                 --       --          53,842       5.1
-------------------------------------------------------------------------------------
    Total Securities
      Held to Maturity                       --       --          86,237       8.2
-------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio               $983,241    100.0%     $1,054,391     100.0%
=====================================================================================
Total Portfolio Yield                       7.0%                     6.9%
-------------------------------------------------------------------------------------

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

Maturities of Investment Securities Portfolio
Table 14
                                        In One Year            After One Year             After Five Years
                                          or Less            Through Five Years          Through Ten Years
------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                    Amount     Yield         Amount      Yield          Amount       Yield
------------------------------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Government
     Agencies and Corporations             $  5,010    5.0%           $    --     --%         $        --     --%
  Mortgage-Backed Securities                277,706    7.3            789,431    7.0              345,099    6.9
  Municipal Securities                        3,785    7.5             11,668    7.7                9,340    7.7
  Other Debt Securities                         500    9.8                400    6.3                   --     --
------------------------------------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio                   $287,001    7.3%           $801,499   7.0%            $354,439    7.0%
==================================================================================================================

                                                 Over          Unrealized
                                              Ten Years           Loss
-----------------------------------------------------------------------------------------------
(dollars in thousands)                      Amount   Yield        Amount       Total    Yield
-----------------------------------------------------------------------------------------------
Securities Available for Sale
U.S. Treasury and Government
     Agencies and Corporations             $ 78,059    7.3%     $   4,336   $   87,405    7.2%
  Mortgage-Backed Securities                233,163    6.5         (1,196)   1,644,203    7.0
  Municipal Securities                        1,049    7.7            238       26,080    7.7
  Other Debt Securities                     137,752    7.5        (19,831)     118,821    7.5
----------------------------------------------------------------------------------------------
   Total Investment
    Securities Portfolio                   $450,023    7.0%      ($16,453)  $1,876,509    7.1%
==============================================================================================

Yields do not give effect to changes in fair value that are reflected as a component of stockholders' equity.

     Loan repayments are another source of liquidity. Scheduled loan repayments during the year 2000 are $449 million, or 13.3% of loans. Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 2000. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity
Table 15
                                     In One Year        After One Year       After Five
(dollars in thousands)                 or Less        Through Five Years        Years          Total     Percentage
-------------------------------------------------------------------------------------------------------------------
Loan Maturities:                      (Restated)          (Restated)         (Restated)     (Restated)   (Restated)
Consumer                                $282,643              $  769,046     $  965,747     $2,017,436         60.0%
Commercial Business                       23,510                 294,640         37,891        356,041         10.6
Real Estate -- Construction:
   Residential                            66,349                  40,324          2,373        109,046          3.2
   Commercial                             51,874                 101,960          3,038        156,872          4.7
Real Estate -- Mortgage:
   Residential                             9,193                  31,286        435,551        476,030         14.1
   Commercial                             15,004                 199,100         35,665        249,769          7.4
-------------------------------------------------------------------------------------------------------------------
  Total Loans                           $448,573              $1,436,356     $1,480,265     $3,365,194        100.0%
===================================================================================================================
Rate Sensitivity:
   Predetermined Rate                   $286,031              $1,054,686     $1,012,776     $2,353,493         69.9%
   Variable or Adjustable Rate           162,542                 381,670        467,489      1,011,701         30.1
-------------------------------------------------------------------------------------------------------------------
  Total Loans                           $448,573              $1,436,356     $1,480,265     $3,365,194        100.0%
===================================================================================================================

     Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.5 billion, or 48%, of total liabilities and 45% of total assets.

     An important element in liquidity management is the availability of borrowed funds. At December 31, 2000, short-term borrowings totaled $398 million, or 7.7%, of liabilities in contrast to $301 million, or 6.2%, of liabilities at December 31, 1999. Another key element in liquidity management is the use of brokered CDs. Brokered CDs at December 31, 2000 amounted to $1.3 billion, a $161 million decrease from the same period last year. The average maturity of short-term borrowings at the end of the year was 17 days. These borrowings were fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank that totaled $725 million as of December 31, 2000. It is anticipated that the Bank will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank. The Corporation also has issued an additional $70 million of trust preferred securities which are included in long-term debt with an average rate of 9%.

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

     As of January 1, 2001, the Corporation will adopt Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Upon adoption, this statement requires the Corporation to mark to market all derivative instruments on the balance sheet resulting in a transition adjustment through equity and earnings depending on the type of hedging relationship. This transition adjustment through earnings is estimated to be a $1.2 million after tax loss. The Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133 which is not expected to result in a material gain or loss. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of FAS 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

Stockholders' Equity

It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, the Corporation continues to maintain a strong capital position. The Corporation is well capitalized, exceeding all regulatory requirements as of December 31, 2000, see Note 20 - Regulatory Capital. At December 31, 2000, total stockholders' equity was $310 million, a $35.7 million increase over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $713 thousand was raised through the dividend reinvestment plan, $786 thousand from the exercise of stock options, while capital increased by $33.6 million during 2000 as a result of Statement of Financial Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. An additional component of regulatory capital is the trust preferred securities issued in 1999 and 2000. These securities are treated as Tier I capital even though they are not included in stockholders' equity in the Consolidated Statement of Condition. During 2000, the Corporation also repurchased 3.2 million shares totaling $51 million and issued 2.1 million shares as part of the Harbor Federal acquisition. In the second quarter of 2000, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.

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

     The Corporation exceeds all regulatory capital requirements as of December 31, 2000. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. The Corporation's core capital is equal to common stock, capital surplus and retained earnings less treasury stock. The calculation of the Corporation's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses, subject to certain limitations and capital securities less goodwill. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2000, the Corporation's total capital ratio was 10.31% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Tier 1 Capital ratio was 9.37%.

     The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. The Bank's leverage ratio of 6.77% at December 31, 2000 was well in excess of this requirement.

Capital Components and Ratios
Table 16
                                                December 31,
                                     ----------------------------------
(dollars in thousands)                         2000               1999
-----------------------------------------------------------------------
Qualifying Capital                        (Restated)         (Restated)
     Tier 1 Capital                  $      380,348     $      358,771
     Total Capital                          418,772            392,216
     Risk-Weighted Assets                 4,060,447          3,903,997
     Quarterly Average Assets             5,615,490          5,056,385

Ratios
     Leverage Capital                          6.77%              7.10%
     Tier 1 Capital                            9.37               9.19
     Total Capital                            10.31              10.05

Financial Review 1999/1998

The Corporation recorded net income in 1999 of $44.2 million or $1.53 per share/diluted, a 14% increase over 1998. The growth in net earnings was attributable to a $16.7 million rise in net interest income offset in part by lower non-interest income of $1.4 million and higher operating costs of $8.8 million.

     Tax-equivalent net interest income for 1999 increased $16.5 million, or 12.8%, from 1998 as average earning assets grew $536 million over the prior year. Net interest margin increased slightly to 3.07% compared to 3.06% in 1998.

     Tax-equivalent interest income increased $34.1 million, or 10.7%, during the year primarily due to the growth in average earning assets offset in part by a 14 basis point decrease in yield. The decrease in yield was mainly due to a lower interest rate environment during 1999 compared to 1998. Average prime rate in 1999 was 8.00% compared to 8.35% in 1998. The increase in average earning assets resulted from a $376 million increase in the loan portfolios, $153 million in investments and $7 million in loans held for sale. Consumer loans grew $435 million while the commercial business portfolio also experienced growth of $60 million. Residential and commercial mortgage loans declined $97 million and $30 million, respectively, due to sales of residential mortgage loans and prepayments of commercial mortgages. Interest income earned on the loan portfolio increased $26 million reflecting higher loan outstandings. The yield on investments and loans decreased 21 basis points and 11 basis points, respectively. Interest lost from non-accruing loans was $735 thousand compared to $850 thousand in 1998.

     Interest expense increased $17.6 million from 1999 resulting from a $499 million growth in average interest-bearing liabilities. The overall cost of funds declined 17 basis points as total interest-bearing liabilities decreased 16 basis points mainly due to lower rate environment for deposit products. The average rate paid on borrowed funds decreased 23 basis points during 1999.

     The increase in average interest-bearing liabilities reflected a $499 million rise in interest-bearing deposits, $408 million of that was associated with brokered deposits and $39 million with money market certificates of deposit. Non-interest bearing demand deposit accounts grew by $43 million or 20%. The Corporation experienced a $16 million decrease in borrowed funds.

     The provision for loan losses was $11.6 million, down slightly from $12.0 million in 1998. Net charge-offs were $16.4 million in 1999 compared to $6.1 million in 1998. This increase in charge-offs was related to an adverse decision in a lawsuit associated with a letter of credit issued in 1989 and increased charge-offs in the acquired loan portfolio. Net charge-offs as a percentage of average loans was .50% in 1999 compared to .21% in 1998. Non-accrual loans ended the year at $40.0 million or 1.26% of loans outstanding, an increase of $28.5 million from December 31, 1998. This increase was due to one health care relationship, the largest portion of which is a shared national credit.

     Non-interest income is principally derived from fee-based services and mortgage banking activities and gains on investment securities sales. Total non-interest income decreased 2.3% to $61.0 million. Excluding net securities gains, non-interest income increased $4.7 million or 8.5%.

     Deposit service charges rose 21.2% over the prior year due mainly to a $4.4 million increase in retail demand deposit service fees and a $2.6 million increase in bankcard income. Average interest-bearing demand/money market deposits grew $79.4 million or 17% over last year while non-interest bearing deposits increased $42.9 million or 20%. These increases were the result of continued promotion and sales efforts of retail deposit products.

     Income from mortgage banking activities declined $1.8 million to $9.7 million from $11.5 million in 1998. This decline was from lower production as a result of higher interest rate environment for residential mortgages. Mortgage originations during the year decreased $291 million to $764 million.

     Commissions and fees increased $1.1 million during 1999. This increase was mainly associated with income from Provident Investment Center (PIC), a wholly owned subsidiary of the Bank. PIC offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. For the year 1999, income associated with these products increased by $895 thousand to $3.2 million. This increase was attributed to continued sales efforts towards these products. Other non-interest income decreased $1.2 million from 1998, mainly due to various non-recurring sources of income.

     Non-interest expense is composed primarily of costs associated with employees' salaries and benefits, bank facilities and external data processing. Provident's non-interest expense of $129 million represented a $9 million increase from 1998 expenses.

     Salaries and benefits increased $4.5 million during the year. Compensation increased $3.6 million while benefits were up $834 thousand. The rise in these categories was attributable to network expansion as 16 new branches were opened. Regular salaries rose $5.0 million mainly attributable to merit increases and increased staffing associated with branch expansion. Full-time equivalent employees as of December 31, 1999 were 1,511 compared to 1,414 last year. Occupancy costs rose $1.0 million or 9.9% over last year. This increase was mainly due to additional rent and leasehold improvements as the branch network increased to 83 branches in 1999. Total furniture and equipment expense increased $804 thousand due to upgrading of technology and branch network expansion.

     External processing increased $877 thousand, or 6.3%, associated with 12% increase in account volume. All other non-interest expenses were up by $1.5 million from 1998. This increase was in connection with higher communication and postage expenses of $855 thousand resulting from branch network expansion and higher net losses of $818 thousand associated with retail deposit accounts.

     Provident recorded income tax expense of $21.2 million on pre-tax income of $65.3 million for an effective tax rate of 32.4%. This compares with a 33.2% effective tax rate for 1998. This decrease was related to a higher level of state tax benefits.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Interest Sensitivity Management" on page 20 and refer to the disclosures on off-balance sheet items in Item 8 - Financial Statements and Supplementary Data contained herein.

Item 8.  Financial Statements and Supplementary Data

Index to Consolidated Financial Statements
Provident Bankshares Corporation and Subsidiaries

                                                                     Page
Report of Independent Accountants                                       25
For the Three Years Ended December 31, 2000, 1999 and 1998
    Consolidated Statement of Income                                    26
    Consolidated Statement of Changes in Stockholders' Equity           28
    Consolidated Statement of Cash Flows                                29
    Consolidated Statement of Comprehensive Income                      30
Consolidated Statement of Condition at December 31, 2000 and 1999       27
Notes to Consolidated Financial Statements                           31-60

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

Report of Independent Accountants

To the Board of Directors and Stockholders of Provident Bankshares Corporation

In our opinion, the accompanying consolidated statement of condition and the related consolidated statement of income, changes in stockholders' equity, cash flows, and comprehensive income present fairly, in all material respects, the financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management, our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Notes 2 and 3 to the accompanying consolidated financial statements, the Corporation has restated its financial statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 17, 2001 (except with respect to the matters discussed in Notes 25, 2 and 3, as to which the dates are respectively, February 21, 2001, May 11, 2001 and August 6, 2001).

Consolidated Statement of Income
Provident Bankshares Corporation and Subsidiaries

                                                                                    Year Ended December 31,
-----------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                 2000                    1999                 1998
-----------------------------------------------------------------------------------------------------------------------
Interest Income                                                 (Restated)              (Restated)           (Restated)
Interest and Fees on Loans                                    $    281,942            $    261,837         $    234,926
Interest on Securities                                             128,402                  88,094               80,184
Tax-Advantaged Interest                                              2,092                   2,337                2,762
Interest on Short-Term Investments                                     262                     109                  235
-----------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                           412,698                 352,377              318,107
-----------------------------------------------------------------------------------------------------------------------

Interest Expense
Interest on Deposits                                               177,696                 151,071              130,315
Interest on Borrowings                                              80,981                  56,350               59,553
-----------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                          258,677                 207,421              189,868
-----------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                              154,021                 144,956              128,239
Less: Provision for Loan Losses                                     29,877                  11,570               12,027
-----------------------------------------------------------------------------------------------------------------------
  Net Interest Income After Provision for Loan Losses              124,144                 133,386              116,212
-----------------------------------------------------------------------------------------------------------------------

Non-Interest Income
Service Charges on Deposit Accounts                                 50,884                  39,541               32,624
Mortgage Banking Activities                                          3,613                   9,652               11,485
Commissions and Fees                                                 4,737                   5,280                4,209
Net Securities Gains                                                 8,499                     312                6,749
Other Non-Interest Income                                            7,687                   6,674                7,825
-----------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                        75,420                  61,459               62,892
-----------------------------------------------------------------------------------------------------------------------

Non-Interest Expense
Salaries and Employee Benefits                                      71,207                  66,394               61,853
Occupancy Expense, Net                                              12,951                  11,376               10,349
Furniture and Equipment Expense                                     10,073                   8,927                8,123
External Processing Fees                                            16,420                  14,883               14,006
Other Non-Interest Expense                                          32,159                  27,916               26,372
-----------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                      142,810                 129,496              120,703
-----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                          56,754                  65,349               58,401
Income Tax Expense                                                  17,819                  21,199               19,371
-----------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                                    38,935                  44,150               39,030
Extraordinary Item -- Gain on Debt Extinguishment, Net                 770                       -                    -

-----------------------------------------------------------------------------------------------------------------------
Net Income                                                    $     39,705            $     44,150         $     39,030
=======================================================================================================================

Basic Earnings Per Share
Income Before Extraordinary Item                              $       1.42            $       1.58         $       1.39
Net Income                                                            1.44                    1.58                 1.39
=======================================================================================================================

Diluted Earnings Per Share
Income Before Extraordinary Item                              $       1.39            $       1.53         $       1.34
Net Income                                                            1.41                    1.53                 1.34
=======================================================================================================================


The accompanying notes are an integral part of these statements.

Consolidated Statement of Condition
Provident Bankshares Corporation and Subsidiaries

                                                                                  December 31,
---------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                     2000                1999
---------------------------------------------------------------------------------------------------------
Assets                                                                    (Restated)            (Restated)
Cash and Due From Banks                                              $       84,166        $       90,840
Short-Term Investments                                                       12,378                 1,759
Mortgage Loans Held for Sale                                                  8,243                30,535
Securities Available for Sale                                             1,876,509             1,671,507
Loans:
   Consumer                                                               2,017,436             2,201,608
   Commercial Business                                                      356,041               363,059
   Real Estate -- Construction                                              265,918               151,875
   Real Estate -- Mortgage                                                  725,799               464,242
---------------------------------------------------------------------------------------------------------
     Total Loans                                                          3,365,194             3,180,784
Less:  Allowance for Loan Losses                                             38,374                36,445
---------------------------------------------------------------------------------------------------------
     Net Loans                                                            3,326,820             3,144,339
---------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                  45,805                44,277
Accrued Interest Receivable                                                  47,281                46,507
Other Assets                                                                 98,241                64,713
---------------------------------------------------------------------------------------------------------
Total Assets                                                         $    5,499,443        $    5,094,477
=========================================================================================================

Liabilities
Deposits:
  Noninterest-Bearing                                                $      327,334        $      264,252
  Interest-Bearing                                                        3,627,436             3,544,276
---------------------------------------------------------------------------------------------------------
    Total Deposits                                                        3,954,770             3,808,528
---------------------------------------------------------------------------------------------------------
Borrowings                                                                1,190,775               967,603
Other Liabilities                                                            43,592                43,747
---------------------------------------------------------------------------------------------------------
  Total Liabilities                                                       5,189,137             4,819,878
---------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 29,708,943 and 26,225,752  Shares; at December 31,
  2000 and December 31, 1999, respectively                                   29,709                26,226
Capital Surplus                                                             251,184               203,364
Retained Earnings                                                           104,488               102,587
Net Accumulated Other Comprehensive Loss                                    (10,695)              (44,323)
Treasury Stock at Cost - 3,861,969 and 693,866  Shares at
  December 31, 2000 and December 31, 1999, respectively                     (64,380)              (13,255)
---------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                310,306               274,599
---------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                           $    5,499,443        $    5,094,477
=========================================================================================================

The accompanying notes are an integral part of these statements.

Consolidated Statement of Changes in Stockholders' Equity
Provident Bankshares Corporation and Subsidiaries

                                                                                 Accumulated                                Total
                                                                                    Other       Treasury                    Stock-
                                                  Common   Capital   Retained   Comprehensive    Stock     Comprehensive   holders'
(in thousands, except per share data)             Stock    Surplus   Earnings   Income (Loss)   at Cost    Income (Loss)    Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                     (Restated)                             (Restated)    (Restated)
Balance at January 1, 1998                        $23,285  $131,191  $113,463        $  4,733   $ (2,490)                 $ 270,182
  Net Income - 1998                                     -         -    39,030               -          -    $     39,030     39,030
  Other Comprehensive Income, Net of Tax:
     Unrealized Gain on Debt Securities, Net of
       Reclassification Adjustment (see Note 16)        -         -         -             575          -             575        575
                                                                                                           -------------
  Comprehensive Income                                                                                      $     39,605
                                                                                                           =============
  Dividends Paid ($.45 per share)                       -         -   (12,648)              -          -                    (12,648)
  Exercise of Stock Options (337,498 shares)          337     5,164         -               -          -                      5,501
  Stock Dividend (1,165,433 shares)                 1,165    35,184   (36,349)              -          -                          -
  Purchase of Treasury Shares (297,700 shares)          -         -         -               -     (7,287)                    (7,287)
  Common Stock Issued under
     Dividend Reinvestment Plan (24,179 shares)        24       700         -               -          -                        724
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998                      $24,811  $172,239  $103,496        $  5,308   $ (9,777)                  $296,077
  Net Income - 1999                                     -         -    44,150               -          -    $     44,150     44,150
  Other Comprehensive Loss, Net of Tax:
     Unrealized Loss on Debt Securities, Net of
       Reclassification Adjustment (see Note 16)                  -         -         (49,631)         -         (49,631)   (49,631)
                                                                                                           -------------
  Comprehensive Loss                                                                                        $     (5,481)
                                                                                                           =============
  Dividends Paid ($.54 per share)                       -         -   (15,232)              -          -                    (15,232)
  Exercise of Stock Options (172,271 shares)          172     1,900         -               -          -                      2,072
  Stock Dividend (1,216,219 shares)                 1,216    28,611   (29,827)              -          -                          -
  Purchase of Treasury Shares (168,100 shares)          -         -         -               -     (3,478)                    (3,478)
  Common Stock Issued under
     Dividend Reinvestment Plan (27,726 shares)        27       614         -               -          -                        641
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                      $26,226  $203,364  $102,587        $(44,323)  $(13,255)                  $274,599
  Net Income - 2000                                     -         -    39,705               -          -    $     39,705     39,705
  Other Comprehensive Income, Net of Tax:
     Unrealized Gain on Debt Securities, Net of
       Reclassification Adjustment (see Note 16)        -         -         -          33,628          -          33,628     33,628
                                                                                                           -------------
  Comprehensive Income                                                                                      $     73,333
                                                                                                           =============
  Dividends Paid ($.64 per share)                       -         -   (17,716)              -          -                    (17,716)
  Exercise of Stock Options (82,220 shares)            82       803         -               -          -                        885
  Stock Dividend (1,256,017 shares)                 1,256    18,832   (20,088)              -          -                          -
  Purchase of Treasury Shares (3,168,103 shares)        -         -         -               -    (51,125)                   (51,125)
  Issuance of Stock for Acquisition of
     Harbor Federal Bancorp (2,098,006 shares)      2,098    27,519         -               -          -                     29,617
  Common Stock Issued under
     Dividend Reinvestment Plan (46,948 shares)        47       666         -               -          -                        713
------------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                      $29,709  $251,184  $104,488        $(10,695)  $(64,380)                  $310,306
====================================================================================================================================

The accompanying notes are an integral part of these statements.

Consolidated Statement Of Cash Flows
Provident Bankshares Corporation and Subsidiaries

(in thousands)
Twelve Months Ended December 31,                                                2000               1999                1998
---------------------------------------------------------------------------------------------------------------------------
Operating Activities                                                       (Restated)         (Restated)          (Restated)
   Net Income                                                        $        39,705     $       44,150      $       39,030
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                         20,527             29,230              28,200
        Provision for Loan Losses                                             29,877             11,570              12,027
        Provision for Deferred Income Tax (Benefit)                           12,043              2,833              (2,941)
        Realized Net Securities Gains                                         (8,499)              (312)             (6,749)
        Loans Originated or Acquired and Held for Sale                      (155,544)          (556,072)           (993,474)
        Proceeds from Sales of Loans Held for Sale                           179,009            755,228             841,538
        Gain on Sales of Loans Held for Sale                                  (1,173)            (4,984)             (5,846)
        Other Operating Activities                                            (1,890)               286             (23,551)
---------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                           74,350            237,779            (150,796)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                             114,055            281,929            (111,766)
---------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Principal Collections and Maturities of Securities
    Available for Sale                                                       246,709            197,055             251,725
   Proceeds on Sales of Securities Available for Sale                        255,775             22,820             947,030
   Purchases of Securities Available for Sale                               (265,034)          (400,702)         (1,405,328)
   Loan Originations and Purchases Less Principal Collections               (366,594)          (492,222)           (420,763)
   Purchases of Bank Owned Life Insurance                                    (51,620)                --                  --
   Proceeds from Business Acquisition                                          2,451                 --                  --
   Purchases of Premises and Equipment                                        (8,343)           (11,657)            (10,069)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                       (186,656)          (684,706)           (637,405)
---------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net Increase (Decrease) in Deposits                                       (27,188)           388,971             665,042
   Net Increase (Decrease) in Short-Term Borrowings                           43,080            155,960            (201,928)
   Proceeds from Long-Term Debt                                              729,917             26,000             514,618
   Payments and Maturities of Long-Term Debt                                (602,020)          (134,121)           (209,218)
   Issuance of  Stock                                                          1,598              2,713               6,225
   Purchase of Treasury Stock                                                (51,125)            (3,478)             (7,287)
   Cash Dividends on Common Stock                                            (17,716)           (15,232)            (12,648)
---------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Financing Activities                                     76,546            420,813             754,804
---------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                          3,945             18,036               5,633
   Cash and Cash Equivalents at Beginning of Year                             92,599             74,563              68,930
---------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                           $        96,544     $       92,599      $       74,563
===========================================================================================================================

Supplemental Disclosures
---------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Capitalized                             $       194,595     $      138,841      $      114,134
Income Taxes Paid                                                             10,059             17,631              18,301
Stock Dividend                                                                20,088             29,827              36,349
Stock Issued for Acquired Company                                             29,617                 --                  --
Loans Securitized and Converted to Securities Available for Sale             309,998            373,332                  --

The accompanying notes are an integral part of these statements.

Consolidated Statement of Comprehensive Income
Provident Bankshares Corporation and Subsidiaries

                                                                Year Ended December 31,
-----------------------------------------------------------------------------------------
(in thousands)                                              2000         1999        1998
-----------------------------------------------------------------------------------------
                                                         (Restated)
Net Income                                                $39,705     $ 44,150    $39,030
  Net Other Comprehensive Income:
    Net Unrealized Gain (Loss) on Debt Securities         $39,152     ($49,428)   $ 4,655
    Less: Reclassification Adjustment
       for Gains Included in Net Income                     5,524          203      4,080
-----------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                          33,628      (49,631)       575
-----------------------------------------------------------------------------------------
Comprehensive Income (Loss)                               $73,333     $ (5,481)   $39,605
=========================================================================================

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

  As discussed in Note 3, certain financial data in this Form 10-K/A has been restated. All financial data in this Form 10-K/A reflects the impact of the restatement.

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

  The Corporation securitizes second mortgage loans out of its acquired loan portfolio with FNMA, and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. Credit losses do not affect the valuation due to FNMA's full guarantee to the Corporation for losses on loans collateralizing the securities. These loans were securitized with full recourse back to the Corporation for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

Loans and Allowance for Loan Losses

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

  Management places a commercial loan in non-accrual status and discontinues the accrual of interest and reverses previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/ or principal cannot be reasonably expected or when it is 90 days past due unless the loan is well secured and in the process of collection. At times commercial loans secured by real estate are charged-off and the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at lower of cost or fair market value less cost to sell (net realizable value). The difference between the loan balance and the net realizable value at time of foreclosure is recorded as a charge-off. Other real estate owned is evaluated periodically for impairment of value. Impairment of value is recognized through a charge to earnings.

  Consumer credit secured by residential property is evaluated for collectibility at 180 days past due. If the loan is in a first lien position and the ratio of the loan to collateral value, less cost to sell, exceeds 90% the loan will be placed in non-accrual status and all accrued but unpaid interest will be reversed against interest income. If the loan is in a junior lien position, all other liens will be considered in calculating the loan to value ratio. Generally, no loan will continue to accrue interest after reaching 270 days past due. In general, charge-offs of delinquent loans secured by residential real estate will be recognized when losses are reasonably estimable and probable. No later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral's net realizable balance will be charged-off. Subsequent to any partial charge-offs, loans will be carried in non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs will be periodically evaluated to determine whether additional charge-offs are warranted. Subsequent to the liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan will result in additional charge-offs. Any excess proceeds will be recognized as a loan recovery.

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

Note 2 - Stock Dividend

  In May, 2001, the Corporation paid a 5% Stock Dividend resulting in the distribution of 1,219,542 common shares. The impact of these dividends has been reflected in all earnings per share amounts in the financial statement and accompanying notes.

Note 3 - Restatement Of Previously Reported  Results Of Operations

  On August 6, 2001, the Corporation announced that earnings required restatement as a result of a review of delinquent loans and loans 120 days or more past due in the Corporation's $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio that should have been recognized in prior periods. The review of delinquencies and charge-offs in the acquired loan portfolio identified approximately $13.8 million in previously unidentified pre-tax losses through June 30, 2001, of which $8.5 million related to periods prior to the second quarter of 2001. For periods prior to 2001, pre-tax losses amounted to $7.9 million and additional loan charge-offs amounted to $8.3 million. For the year ended December 31, 1999, this affected consumer loan balances and charge-offs by $3.3 million. For the year ended December 31, 2000, net consumer loan charge-offs increased by $5.0 million from the previously reported amount. Additionally, the provision for loan losses increased $6.0 million and $1.9 million in previously accrued interest and loan premiums on the charged-off loans was reversed. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have occurred. Total assets, net loans, allowance for loan losses, charge-offs, equity, income statement amounts and net income amounts required restatement on this Form 10-K/A from amounts previously stated in the Corporation's Form 10-K, as filed March 9, 2001. These changes resulted in the Corporation restating earnings for the first quarter of 2001 and the year ended December 31, 2000 (and each quarter of 2000).

     In addition to the restatements previously mentioned, the financial statements reflect the reclassification of the trust preferred securities from Corporation-Obligated Madatorily Redeemable Trust Preferred Securities to liabilities and the related expense on these securities was reclassified from non-interest expense to interest expense. This will affect the net interest margin without altering net income for any year presented.

     The table below provides a summary of selected balances as reported and as restated, if impacted by the restatements described above.

(dollars in thousands, except per share data)                       2000           1999           1998
                                                             -----------   ------------   ------------
As Reported Net Income                                        $   44,810
Increase to the Provision for Loan Losses, net of tax             (3,900)
Reversal of Accrued but Uncollected Interest
  Income and Write-off of Loan Related Premium, net of tax        (1,205)
------------------------------------------------------------------------
Total Decrease in Net Income                                      (5,105)
------------------------------------------------------------------------
Total Restated Net Income                                     $   39,705
========================================================================

Earnings Per Share - Basic
     As Reported                                                   $1.63
     As Restated                                                    1.44

Earnings Per Share - Diluted
     As Reported                                                   $1.60
     As Restated                                                    1.41

Total Interest Income
     As Reported                                              $  414,552
     As Restated                                                 412,698

Total Interest Expense
     As Reported                                              $  253,119     $  204,261     $  187,509
     As Restated                                                 258,677        207,421        189,868

Net Interest Income
     As Reported                                              $  161,433     $  148,116     $  130,598
     As Restated                                                 154,021        144,956        128,239

Provision for Loan Losses
     As Reported                                              $   23,877
     As Restated                                                  29,877

Net Interest Income after
  Provision for Loan Losses
     As Reported                                              $  137,556     $  136,546     $  118,571
     As Restated                                                 124,144        133,386        116,212

Total Non-Interest Expense
     As Reported                                              $  148,368     $  132,656     $  123,062
     As Restated                                                 142,810        129,496        120,703

Income Before Income Taxes
     As Reported                                              $   64,608
     As Restated                                                  56,754

Income Tax Expense
     As Reported                                              $   20,568
     As Restated                                                  17,819

Income Before Extraordinary Item
     As Reported                                              $   44,040
     As Restated                                                  38,935

Net Income
     As Reported                                              $   44,810
     As Restated                                                  39,705

Loan Charge-offs, net of recoveries
     As Reported                                              $   22,451     $   13,029
     As Restated                                                  27,402         16,364

Allowance for Loan Losses
     As Reported                                              $   40,660     $   39,780
     As Restated                                                  38,374         36,445

Loans
     As Reported                                              $3,373,771     $3,184,119
     As Restated                                               3,365,194      3,180,784

Total Assets
     As Reported                                              $5,504,548
     As Restated                                               5,499,443

Total Liabilities
     As Reported                                              $5,121,168     $4,780,716     $4,340,582
     As Restated                                               5,189,137      4,819,878      4,379,820

Stockholders' Equity
     As Reported                                              $  315,411
     As Restated                                                 310,306

Note 4 - Business Combination

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

Note 5 - Extraordinary Item

  During the first quarter of 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.02 per share, after taxes of $415 thousand was recognized.

Note 6 -- Restrictions on Cash and Due From Banks

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

Note 7 -- Investment Securities

  The aggregate amortized cost and market values of the available for sale securities portfolio at December 31 were as follows:

                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized        Market
(in thousands)                                         Cost            Gains            Losses           Value
----------------------------------------------------------------------------------------------------------------
December 31, 2000
Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations                       $     83,069      $     4,349      $        13    $     87,405
Mortgage-Backed Securities                           1,645,398           10,585           11,781       1,644,202
Municipal Securities                                    25,842              271               33          26,080
Other Debt Securities                                  138,653               11           19,842         118,822
----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  1,892,962      $    15,216      $    31,669    $  1,876,509
----------------------------------------------------------------------------------------------------------------

December 31, 1999

Securities Available for Sale
U.S. Treasury and Government
  Agencies and Corporations                       $     56,635      $         -      $       188    $     56,447
Mortgage-Backed Securities                           1,519,830            3,638           53,863       1,469,605
Municipal Securities                                    26,624              141              560          26,205
Other Debt Securities                                  136,609                -           17,359         119,250
----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  1,739,698      $     3,779      $    71,970    $  1,671,507
----------------------------------------------------------------------------------------------------------------

  The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2000 and 1999, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

                                                                2000                            1999
                                                  -----------------------------     -----------------------------
                                                    Amortized          Market        Amortized          Market
(in thousands)                                        Cost              Value          Cost              Value
-----------------------------------------------------------------------------------------------------------------
Securities Available for Sale
  In One Year or Less                             $     8,889      $      8,883     $       775      $        776
  After One Year Through Five Years                    11,653            11,757          16,963            16,854
  After Five Years Through Ten Years                   10,142            10,278          12,721            12,463
  Over Ten Years                                      216,880           201,389         189,409           171,809
  Mortgage-Backed Securities                        1,645,398         1,644,202       1,519,830         1,469,605
-----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $ 1,892,962      $  1,876,509     $ 1,739,698      $  1,671,507
=================================================================================================================

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

Note 8 -- Allowance for Loan Losses

  A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:

                                                    (Restated)        (Restated)
(in thousands)                                             2000              1999              1998
---------------------------------------------------------------------------------------------------
Balance at Beginning of the Year                   $     36,445       $    42,739       $    36,861
  Allowance of Acquired Company                             404                --                --
  Provision for Loan Losses                              29,877            11,570            12,027
  Allowance Related to Securitized Loans                   (950)           (1,500)               --
  Loans Charged-Off                                     (29,200)          (17,892)           (7,738)
  Less: Recoveries of Loans
         Previously Charged-Off                           1,798             1,528             1,589
---------------------------------------------------------------------------------------------------
    Net Loans Charged-Off                               (27,402)          (16,364)           (6,149)
---------------------------------------------------------------------------------------------------
Balance at End of the Year                         $     38,374       $    36,445       $    42,739
===================================================================================================

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

Note 9 -- Premises and Equipment

  Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 15 branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.

(in thousands)                                    2000          1999
----------------------------------------------------------------------
Land                                           $   1,736     $   1,014
Buildings and Leasehold Improvements              28,027        23,491
Furniture & Equipment                             50,649        50,910
Property Held for Future Expansion                 7,184         7,184
----------------------------------------------------------------------
Total Premises & Equipment                        87,596        82,599
Less: Accumulated Depreciation
      And Amortization                            41,791        38,322
----------------------------------------------------------------------
   Net Premises and Equipment                  $  45,805     $  44,277
======================================================================

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

                              Real
                            Property     Sublease       Equipment
(in thousands)               Leases      Income          Leases         Total
-------------------------------------------------------------------------------
2001                        $  8,012    $    107        $   340       $   8,245
2002                           7,789          42            190           7,937
2003                           6,647           5             98           6,740
2004                           5,223          --              9           5,232
2005                           3,728          --             --           3,728
2006 and Thereafter            9,561          --             --           9,561
-------------------------------------------------------------------------------
  Total                     $ 40,960    $    154        $   637       $  41,443
===============================================================================

  Rental expense for premises and equipment was $8.8 million in 2000, $7.7 million in 1999 and $6.8 million in 1998.

Note 10 -- Mortgage Banking Activities

  The following is an analysis of mortgage loan servicing asset balance, net of accumulated amortization, during each of the respective years.

(in thousands)                         2000         1999          1998
------------------------------------------------------------------------
Balance at Beginning of Year         $  1,086     $   2,608    $   1,984
 Additions                              1,984        13,573       15,767
 Amortization                             (85)         (137)        (355)
 Sales of Servicing Assets             (2,652)      (14,958)     (14,788)
------------------------------------------------------------------------
Balance at End of Year               $    333     $   1,086    $   2,608
========================================================================

  At December 31, 2000, no valuation allowance was required on the servicing assets. Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $84 million and $79 million at December 31, 2000 and 1999, respectively.

Note 11 -- Borrowings

  At December 31, short-term borrowings were as follows:

(in thousands)                                     2000            1999
-------------------------------------------------------------------------
Securities Sold Under Repurchase Agreements
  And Federal Funds Purchased                    $ 315,851      $ 289,426
Other Short-Term Borrowings                         81,982         11,897
-------------------------------------------------------------------------
  Total Short-Term Borrowings                    $ 397,833      $ 301,323
=========================================================================

  The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)              2000           1999           1998
-------------------------------------------------------------------------
Balance at December 31           $ 315,851      $ 289,426      $ 143,367
Average Balance During
  The Year                         446,892        232,195        310,504
Maximum Month-End Balance          745,849        337,116        496,506
Weighted Average Rate
  During the Year                     6.20 %         5.22 %         5.50 %
Weighted Average Rate
  At December 31                      6.03 %         4.97 %         4.77 %
===========================================================================

  Securities sold under repurchase agreements at December 31, 2000, are detailed below by due date:

                                                             Less than
(dollars in thousands)                       Overnight        30 days      30-90 days    Over 90 days      Demand         Total
-----------------------------------------------------------------------------------------------------------------------------------
  Mortgage-Backed Securities:
    Securities Sold:
      Carrying Value                       $   176,404      $   2,941      $  5,131      $       --      $      --      $ 184,476
      Market Value                             176,907          2,921         5,249              --             --        185,077
    Repurchase Principal                       145,448          2,124         5,079              --             --        152,651
    Average Borrowing Interest Rate               5.74 %         5.75 %        6.15 %            --  %          --  %        5.68 %
===================================================================================================================================

Note 12 - Long-Term Debt

  Long-term debt consisted of Federal Home Loan Bank Advances of $654.6 million, $68.0 million in trust preferred securities and $70.4 million of five year term repurchase agreements at December 31, 2000. At December 31, 1999 long-term debt was composed of $627.1 million in Federal Home Loan Bank advances and $39.2 million in trust preferred securities. The principal maturities of the components of long-term debt at December 31, 2000, are presented below.

(in thousands)                                            (Restated)
--------------------------------------------------------------------
2001                                                    $     28,458
2002                                                         141,000
2003                                                         151,698
2004                                                         165,000
2005                                                         136,000
After 2005                                                   170,786
--------------------------------------------------------------------
Total Long-Term Debt                                    $    792,942
====================================================================

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

  During the second quarter of 1998 and first quarter of 2000, the Corporation formed new wholly owned statutory business trusts, Provident Trust I (the "Trust I") and Provident Trust II ("Trust II"). Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities to outside third parties. The sole purpose of the trusts is to invest the proceeds in an equivalent amount of 8.29% and 10% junior subordinated debentures of the Corporation due in 2028 and 2030, respectively. These subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust's securities obligations. For financial reporting purposes, each trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements and are presented net of issuance costs as long-term debt in the Consolidated Statement of Condition. The trust preferred securities are not included as a component of total stockholders' equity on the Consolidated Statement of Condition. The trust preferred securities are, however, accorded Tier I capital status by the Federal Reserve. The treatment of the trust preferred securities as Tier I capital in addition to the ability to deduct the expense of the subordinated debentures for income tax purposes provides the Corporation with a cost-effective method to raise capital. The proceeds of the trust preferred securities were used for general corporate uses.

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

Note 13 -- Stockholders' Equity

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

  The following table presents a summarization of the activity related to the options for the periods indicated:

                                    2000                        1999                        1998
---------------------------------------------------------------------------------------------------------------------
                                   Common     Weighted Avg.     Common     Weighted Avg.    Common     Weighted Avg.
                                   Shares     Exercise Price    Shares     Exercise Price   Shares     Exercise Price
---------------------------------------------------------------------------------------------------------------------
Outstanding, January 1,            2,215,638          $14.46   1,913,844           $12.31  1,971,813           $ 8.14
Granted                              622,675           15.34     497,595            20.14    340,838            28.83
Exercised                            (82,220)           5.67    (180,885)            6.11   (386,135)            5.05
Cancelled or Expired                 (48,994)          21.04     (14,916)           28.77    (12,672)           29.30
---------------------------------------------------------------------------------------------------------------------
Outstanding, December 31,          2,707,099          $14.81   2,215,638           $14.46  1,913,844           $12.31
=====================================================================================================================

Options Exercisable at Year-end    1,462,731                    1,280,374                   1,358,386
Weighted Average Fair Value of
   Options Granted During the Year                   $ 0.28                       $ 0.63                      $ 0.35
Options Available for Granting
   under the Option Plan             162,705                      732,168                   1,217,816
---------------------------------------------------------------------------------------------------------------------

  The table below provides information on the stock options outstandings at December 31, 2000.

                                Options Outstanding                              Options Exercisable
                 ---------------------------------------------------     ----------------------------------
                                                      Weighted Avg.
Exercise Price      Common         Weighted Avg.        Remaining              Common         Weighted Avg.
    Range           Shares         Exercise Price   Contractual Life           Shares        Exercise Price
-----------------------------------------------------------------------------------------------------------
$0.00-3.03               66,594              $ 0.84              1.1                66,594           $ 0.84
3.04-6.06               300,025                3.65              2.3               300,025             3.65
6.07-9.09               295,296                7.89              3.9               295,296             7.89
9.10-12.12               80,803               10.26              5.9                80,803            10.26
12.13-15.14             847,924               13.51              7.5               260,641            13.29
15.15-18.17             178,277               16.43              6.4               156,435            16.35
18.18-21.20             608,326               19.80              9.0               111,326            20.26
21.21-24.23               9,417               22.05              7.8                 9,417            22.05
24.24-27.26              46,426               25.36              7.8                34,064            25.53
27.27-30.29             274,011               29.12              7.1               148,130            29.10
                 ---------------------------------------------------     ----------------------------------
                      2,707,099              $14.81              6.6             1,462,731           $12.29
                 ===================================================     ==================================

  The weighted average fair value of all of the options granted during the period 1998 through 2000 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

(in thousands, except per share data)          2000         1999        1998
-------------------------------------------------------------------------------
Dividend Yield                                 14.24%      14.45%      17.37%
Weighted Average Risk-free Interest Rate        4.83%       6.39%       4.59%
Weighted Average Expected Volatility           25.60%      24.24%      24.68%
Weighted Average Expected Life in Years      10 years     7 years     7 years
-------------------------------------------------------------------------------

  The provisions of SFAS No. 123, require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:

                                        (Restated)
(in thousands, except per share data)      2000         1999         1998
--------------------------------------------------------------------------
Net Income:
  As Reported                             $39,705      $44,150     $39,030
  Pro Forma                                39,592       43,947      38,959

Basic Earnings Per Share:
  As Reported                             $  1.44      $  1.58     $  1.39
  Pro Forma                                  1.44         1.57        1.39

Diluted Earnings Per Share:

  As Reported                             $  1.41      $  1.53     $  1.34
  Pro Forma                                  1.41         1.52        1.34

Note 14 -- Off-Balance Sheet Risk

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

Securitizations and Recourse Provision

  During 2000 and 1999 the Corporation securitized $324 million and $383 million of its acquired loan portfolio. These loans were securitized with FNMA and the respective securities were placed into the Corporation's investment portfolio. Accordingly, no gain or loss was recorded on these transactions. These securities are valued at fair market value along with the remaining securities. These assets were securitized with full recourse back to the Corporation for any credit losses. The maximum potential recourse obligation was $588.3 million and $379.7 million at December 31, 2000 and 1999, respectively.

  A recourse liability was established by the Corporation based upon the credit risk inherent in these loans. This recourse liability amounted to $2.1 million and $1.5 million at December 31, 2000 and 1999, respectively. This recourse liability is evaluated periodically for adequacy. To date, no losses have been incurred under these recourse provisions in the investment portfolio.

Valuation of Retained Interests

  The Corporation determined the current fair value of the retained interest using certain key assumptions and the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions. The results are presented in the table below as of December 31, 2001.

                                                            Retained
(in thousands)                                          FNMA Securities
-----------------------------------------------------------------------
Carrying Amount/Fair Value of Retained Interests        $588,457
Weighted-Average Life in Years                               2.5
Annual Prepayment Assumption                                27.1%
  Impact on Fair Value of 10% Adverse Change            $ (1,297)
  Impact on Fair Value of 20% Adverse Change              (2,496)
Annual Cash Flow Discount Rate                              7.45%
  Impact on Fair Value of 10% Adverse Change             $(9,465)
  Impact on Fair Value of 20% Adverse Change             (22,628)

  Credit losses do not affect the valuation due to FNMA's full guarantee to the Corporation for losses on loans collaterallizing the securities.

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

December 31, 2000:

                                                                                                         2006 and
(in thousands)                      2001         2002          2003          2004          2005         Thereafter         Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
-----------------------------------------------------------------------------------------------------------------------------------
Notional Value                    $     -    $        -     $  30,000     $  92,000     $  50,000     $     125,000     $  297,000
Weighted Average Rate Paid              -             -          6.62%         6.57%         6.59%             6.87%          6.70%
Weighted Average Rate Received          -             -          6.33%         6.30%         7.03%             7.59%          6.97%
Fair Value                        $     -    $        -     $    (273)    $     315     $    (364)    $       2,250     $    1,928

Interest Rate Swaps/Caps
-----------------------------------------------------------------------------------------------------------------------------------
Notional Value                    $     -    $  226,680     $  10,200     $  11,938     $       -     $           -     $  248,818
Unamortized Fee Paid              $     -    $    1,468     $      87     $      20     $       -     $           -     $    1,575
Weighted Average Rate Paid              -          5.85%         6.01%         5.17%            -                 -           5.84%
Weighted Average Cap on Rate Paid       -          5.85%         6.01%         7.00%            -                 -           5.88%
Weighted Average Rate Received          -          5.66%         5.75%         5.60%            -                 -           5.66%
Fair Value                        $     -    $     (283)    $      (1)    $      45     $       -     $           -     $     (239)

Interest Rate Floors
-----------------------------------------------------------------------------------------------------------------------------------
Notional Value                    $     -    $        -     $       -     $       -     $       -     $           -     $        -
Amount Fee Paid                   $     -    $        -     $       -     $       -     $       -     $           -     $        -
Weighted Average Rate Paid              -             -             -             -             -                 -              -
Weighted Average Strike Price           -             -             -             -             -                 -              -
Fair Value                        $     -    $        -     $       -     $       -     $       -     $           -     $        -

December 31, 1999:

                                                                                                          2005 and
(in thousands)                       2000        2001            2002         2003           2004        Thereafter        Total
-----------------------------------------------------------------------------------------------------------------------------------
Interest Rate Swaps
-----------------------------------------------------------------------------------------------------------------------------------
Notional Value                    $  9,000     $  88,600     $   73,000     $   30,000     $  266,833    $  230,000    $    697,433
Weighted Average Rate Paid            7.19%         5.95%          6.44%          6.19%          5.87%         6.36%           6.13%
Weighted Average Rate Received        6.00%         6.15%          6.14%          6.06%          6.19%         6.94%           6.42%
Fair Value                        $    (50)    $   1,016     $      494     $     (308)    $    2,728    $   (1,821)   $      2,059

Interest Rate Swaps/Caps
-----------------------------------------------------------------------------------------------------------------------------------

Notional Value                    $      -     $       -     $  347,917     $  109,534     $  572,592    $  136,900    $  1,166,943
Unamortized Fee Paid              $      -     $       -     $    2,258     $      442     $    2,394    $      969    $      6,063
Weighted Average Rate Paid               -             -           5.93%          5.71%          5.82%         6.00%           5.88%
Weighted Average Cap on Rate Paid        -             -           5.93%          5.93%          6.14%         6.21%           6.05%
Weighted Average Rate Received           -             -           5.66%          5.27%          5.43%         5.97%           5.58%
Fair Value                        $      -     $       -     $     (741)    $     (405)    $   (3,080)   $     (324)   $     (4,550)

Interest Rate Floors
-----------------------------------------------------------------------------------------------------------------------------------
Notional Value                    $      -     $       -     $        -     $        -     $        -    $  111,000    $    111,000
Amount Fee Paid                   $      -     $       -     $        -     $        -     $        -    $    2,028    $      2,028
Weighted Average Rate Paid               -             -              -              -              -          6.17%           6.17%
Weighted Average Strike Price            -             -              -              -              -          6.67%           6.67%
Fair Value                        $      -     $       -     $        -     $        -     $        -    $      243    $        243

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

                                                     Notional Amount
                                        ----------------------------------------
                                                                  Interest Rate
                                         Interest Rate           Floor/Corridor
(in thousands)                            Swaps/Caps              Arrangements
--------------------------------------------------------------------------------
Balance, January 1, 1998                $      463,652           $   250,000
New Contracts                                2,062,172                    --
Expired Contracts                             (147,723)              (50,000)
Terminated Contracts                          (892,353)                   --
--------------------------------------------------------------------------------
Balance, December 31, 1998              $    1,485,748           $   200,000
New Contracts                                1,340,000               111,000
Expired Contracts                             (183,635)             (200,000)
Terminated Contracts                          (777,737)                   --
--------------------------------------------------------------------------------
Balance, December 31, 1999              $    1,864,376           $   111,000
New Contracts                                  380,100               150,000
Expired Contracts                               (9,000)                    -
Terminated Contracts                        (1,689,658)             (261,000)
--------------------------------------------------------------------------------
Balance, December 31, 2000              $      545,818           $         -
================================================================================

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

Note 15 -- Other Non-Interest Income and Expense

  The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)                                 2000         1999         1998
-------------------------------------------------------------------------------
Other Non-Interest Income:                  (Restated)    (Restated)  (Restated)
    Other Loan Fees                           $ 2,390      $ 3,355      $ 5,104
    Other Non-Interest Income                   5,297        3,319        2,721
-------------------------------------------------------------------------------
Total Other Non-Interest Income               $ 7,687      $ 6,674      $ 7,825
-------------------------------------------------------------------------------

Other Non-Interest Expense:
    Advertising and Promotion                 $ 7,582      $ 6,806      $ 7,171
    Communication and Postage                   5,673        5,231        4,376
    Printing and Supplies                       2,715        2,463        2,502
    Regulatory Fees                             1,217        1,120          939
    Professional Services                       2,731        2,706        2,413
    Other Non-Interest Expense                 12,241        9,590        8,971
-------------------------------------------------------------------------------
Total Other Non-Interest Expense              $32,159      $27,916      $26,372
-------------------------------------------------------------------------------
Note 16 -- Income Taxes

  The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

                                         (Restated)
(in thousands)                              2000          1999         1998
-----------------------------------------------------------------------------
Current Income Tax Expense (Benefit):
  Federal                                  $  6,120     $ 18,803     $ 22,422
  State                                          71         (437)        (110)
-----------------------------------------------------------------------------
    Total Current                             6,191       18,366       22,312
Deferred Income Tax Expense (Benefit)        12,043        2,833       (2,941)
-----------------------------------------------------------------------------
Total Income Tax Expense                   $ 18,234     $ 21,199     $ 19,371
-----------------------------------------------------------------------------

  Tax expense associated with investment securities gains was $3.0 million in 2000, $109 thousand in 1999 and $2.7 million in 1998.

  The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 2000 and 1999 are presented below.

                                                 Deferred         Deferred
(in thousands)                                    Assets         Liabilities
-----------------------------------------------------------------------------
2000: (Restated)
Loan Loss Reserve Recapture                   $          --     $       9,153
Reserve for Loan Loss                                12,199                --
Write-down of Property Held for Sale                    700                --
Employee Benefits                                     2,682                --
Deferred Gain on Sale/Leaseback                         184                --
Deferred State Tax Receivable                         5,577                --
Depreciation                                             --             3,850
Deferred Federal Tax Liability for
 State Receivable                                        --             1,952
Deferred Tax Asset on Unrealized
 Gains in Debt Securities                             5,759                --
Leasing Activities                                    1,688                --
Mortgage Servicing Rights                                --                70
Capitalized Real Estate Owned Costs                     146                --
REIT Dividend Deferral                                   --             4,978
Deferred Tax Liability on
 Securities Transaction                                  --             6,282
Purchase Accounting Adjustments                       1,947                --
Harbor Federal Expenses                                  --               406
All Other                                               509             1,177
-----------------------------------------------------------------------------
  Total                                       $      31,391     $      27,868
=============================================================================

1999:
Loan Loss Reserve Recapture                   $          --     $       8,843
Reserve for Loan Loss                                13,923                --
Write-down of Property Held for Sale                  1,452                --
Employee Benefits                                     2,656                --
Deferred Gain on Sale/Leaseback                         272                --
Deferred State Tax Receivable                         5,576                --
Depreciation                                             --             2,021
Deferred Federal Tax Liability for
 State Receivable                                        --             1,952
Deferred Tax Benefit on Unrealized
 Losses in Debt Securities                           23,867                --
Leasing Activities                                      536                --
Mortgage Servicing Rights                                --               181
Capitalized Real Estate Owned Costs                     383                --
REIT Dividend Deferral                                   --             4,613
All Other                                             1,145             2,384
-----------------------------------------------------------------------------
  Total                                       $      49,810     $      19,994
=============================================================================

  At December 31, 2000 and 1999 the Corporation had valuation allowances with respect to deferred tax assets of $8.9 million and $2.1 million, respectively.

  The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

                                               (Restated)
                                                  2000       1999       1998
-----------------------------------------------------------------------------
Statutory Federal Income Tax Rate                 35.0 %     35.0 %    35.0 %
Increases (Decreases) in Tax Rate
 Resulting From:
  State and Local Income Taxes, Net
   of Federal Income Tax Benefit                   0.1       (0.7)     (0.8)
  Tax Benefit of State Refund Claim                 --       (0.7)       --
  Tax-Advantaged Income                           (2.2)      (1.1)     (1.2)
  Disallowed Interest Expense                      0.2        0.2       0.2
  Employee Benefits                               (0.1)      (0.2)     (0.1)
  Credit for Community Development
    Corporation Contribution                        --         --      (0.2)
  Low Income Housing Credit                       (0.2)        --        --
  Other                                           (1.3)      (0.1)      0.3
-----------------------------------------------------------------------------
Total Combined Effective Income Tax Rate          31.5 %     32.4 %    33.2 %
=============================================================================

Note 17 - Earnings Per Share

  Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. All prior period data has also been restated to provide for the effects of the stock dividends issued in 1998, 1999, 2000 and 2001, and the 2 for 1 stock split in February 1998.

  The following table presents a summary of per share data and amounts for the periods indicated:

                                                 (Restated)
(dollars in thousands, except per share data)       2000       1999       1998
===============================================================================
Qualifying Net Income                              $39,705    $44,150   $39,030
Basic EPS Shares                                    27,489     28,010    28,081
Basic EPS                                          $  1.44    $  1.58   $  1.39
Dilutive Shares                                        595        847     1,016
Diluted EPS Shares                                  28,084     28,857    29,097
Diluted EPS                                        $  1.41    $  1.53   $  1.34

Note 18 -- Other Comprehensive Income

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

                                                                                          Year Ended December 31,
                                                                    -------------------------------------------------------
(in thousands)                                                                2000                1999                 1998
===========================================================================================================================
 Unrealized Holding Gains (Losses) Arising
    During the Year                                                        $60,237            $(76,659)              $7,700
Tax Expense (Benefit) Attributable to Unrealized Holding
  Gains (Losses) Arising During the Year                                    21,085             (27,231)               3,045
---------------------------------------------------------------------------------------------------------------------------
Net Unrealized Holding Gains (Losses)                                       39,152             (49,428)               4,655
     Less: Reclassification Adjustment
         Gains Realized  in Net Income                                       8,499                 312                6,749
         Tax Expense on Realized Gains
           Included in Net Income                                            2,975                 109                2,669
---------------------------------------------------------------------------------------------------------------------------
Net Reclassification Adjustment                                              5,524                 203                4,080
---------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                                          $33,628            $(49,631)              $  575
===========================================================================================================================

Note 19 -- Employee Benefit Plans

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

  The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.

                                                       Pension Plan                                  Postretirement Benefits
                                         -----------------------------------          --------------------------------------------
(in thousands)                             2000          1999          1998              2000             1999            1998
----------------------------------------------------------------------------          --------------------------------------------
Actuarial Present Value of
  Accumulated Benefit Obligation:         $23,528       $23,098      $25,518            $ 1,428         $ 1,216          $ 1,363
----------------------------------------------------------------------------          --------------------------------------------

Projected Benefit Obligation at
January 1,                                $23,634       $26,614      $21,965            $ 1,216         $ 1,363          $ 1,060

Service Cost                                1,284           976          840                114             114               72

Interest Cost                               1,970         1,740        1,771                 98              85               88

Benefit Payments                           (2,479)       (1,323)      (1,907)              (162)            (88)            (111)

Actuarial Loss (Gain)                       2,532        (4,373)       3,945                162            (258)             254
----------------------------------------------------------------------------           --------------------------------------------
Projected Benefit Obligation at December
 31,                                      $26,941       $23,634      $26,614            $ 1,428         $ 1,216          $ 1,363
----------------------------------------------------------------------------           --------------------------------------------

(in thousands)                             2000          1999         1998               2000             1999            1998
----------------------------------------------------------------------------           --------------------------------------------
Plan Assets Fair Value at January 1,      $30,228       $30,434      $26,826            $     -         $     -          $     -

Employer Contributions                          -             -            -                162              88              111

Benefit Payments                           (2,479)       (1,323)      (1,907)              (162)            (88)            (111)

Actual Return on Plan Assets                  715         1,117        5,515                  -               -                -
----------------------------------------------------------------------------           --------------------------------------------
Plan Assets Fair Value at December 31,    $28,464       $30,228      $30,434            $     -         $     -          $     -
----------------------------------------------------------------------------           --------------------------------------------

(in thousands)                             2000          1999         1998               2000            1999             1998
----------------------------------------------------------------------------           --------------------------------------------
Plan Assets in Excess of Less Than
 Projected Benefit Obligation             $ 1,523       $ 6,594      $ 3,820            $(1,428)        $(1,216)         $(1,363)

Unrecognized Net Gain
 from Past Experience Different from
 that Assumed                              (2,202)       (4,914)      (2,440)              (196)           (373)            (127)

Unrecognized Prior Service Cost               867        (1,401)      (1,596)                69              76               83

Unrecognized Net Obligation (Asset)
 Arising at Transition at January 1,         (288)         (424)        (560)               648             702              757
----------------------------------------------------------------------------           --------------------------------------------
 Accrued Pension Cost Included in Other
  Liabilities                             $  (100)      $  (145)     $  (776)           $  (907)        $  (811)         $  (650)
----------------------------------------------------------------------------           --------------------------------------------

   The actuarially estimated net benefit cost for the year ended December 31 includes the Following components:

(in thousands)                             2000           1999          1998               2000            1999             1998
---------------------------------------------------------------------------------      --------------------------------------------
Service Cost--Benefits Earned During the
 Year                                      $ 1,284       $   976       $   840              $ 113        $ 114              $  72
Interest Cost on Projected Benefit
Obligation                                   1,970         1,740         1,771                 98           85                 88
Expected Return on Plan Assets              (2,953)       (2,977)       (2,599)                 -            -                  -
Net Amortization and Deferral of Loss
 (Gain)                                       (346)         (370)         (331)                46           50                 50
---------------------------------------------------------------------------------      --------------------------------------------
Net Pension Cost (Benefit) Included in
  Employee Benefits Expense                $   (45)      $  (631)      $  (319)             $ 257        $ 249              $ 210
---------------------------------------------------------------------------------      --------------------------------------------


   The Corporation revises the rates applied in the determination on the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

                                                   2000           1999          1998              2000         1999           1998
------------------------------------------------------------------------------------      ----------------------------------------
Rates Used in Determining Actuarial Present Value of
 Projected Benefit Obligation:
  Weighted Average Discount Rate                   7.75%           8.0%          7.0%             7.75%         8.0%           7.0%
  Expected Rate of Increase in Future               4.0%           4.0%          4.0%
Compensation
Expected Long-Term Rate of Return on
 Plan Assets                                       10.0%          10.0%         10.0%
------------------------------------------------------------------------------------      ----------------------------------------

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

   The assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                      1%             1%
----------------------------------------------------------------------------
(in thousands)                                     Increase       Decrease
----------------------------------------------------------------------------
Effect on Total of Service and Interest
Cost Components                                   $    25        $   (21)
Effect on Postretirement Benefit
Obligation                                            126           (107)
----------------------------------------------------------------------------

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

Note 20 -- Regulatory Capital

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

                                                                      December 31,                              December 31,
                                                          --------------------------------------       ----------------------------
(dollars in thousands)                                         2000               1999                    2000               1999
-----------------------------------------------------------------------------------------------------------------------------------
Qualifying Capital                                                                                             Provident Bank
                                                                                                         --------------------------
                                                             (Restated)         (Restated)               (Restated)       (Restated)
     Tier 1 Capital                                         $  380,348       $    358,771               $    378,501   $    356,469
     Total Capital                                             418,772            392,216                    416,875        392,914
     Risk-Weighted Assets                                    4,060,447          3,903,997                  4,060,245      3,902,561
     Quarterly Average Assets                                5,615,490          5,056,385                  5,612,604      5,054,758

Ratios
     Leverage Capital                                             6.77%              7.10%                      6.74%          7.05%
     Tier 1 Capital                                               9.37               9.19                       9.32           9.13
     Total Capital                                               10.31              10.05                      10.27          10.07

Note 21 - Business Segment Information

  The Corporation's lines of business are structured according to customer group served. For management purposes the lines are divided into the following segments: Retail Banking, Commercial Banking and Treasury and Administration.

  The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank ("the Bank"). Provident operates in the Baltimore-Washington corridor, northern Virginia and southern York County, Pennsylvania. The Bank offers its services to customers in our expanding market area through approximately 56 traditional and 42 in-store branches. Additionally, the Bank offers its customers 24-banking services through approximately 165 ATMs, telephone banking and the Internet. Retail services include a broad array of small business and consumer loans, deposit and investment products and a complete range of mortgage lending activities. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of off-balance sheet financial instruments, optimizing the Corporation's equity position and other corporate expenses.

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

                                                                         (Restated)       (Restated)      (Restated)
                                                       Commercial          Retail         Treasury &
(in thousands)                                           Banking           Banking      Adminstration        Total
---------------------------------------------------------------------------------------------------------------------
2000:
Net Interest Income                                      $ 21,311         $  115,115       $   17,595      $  154,021
Provision for Loan Losses                                  12,398             16,015            1,464          29,877
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                                            8,913             99,100           16,131         124,144
Non-Interest Income                                         4,946             62,144            8,330          75,420
Non-Interest Expense                                       13,340            109,527           19,943         142,810
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                    519             51,717            4,518          56,754
Income Tax Expense                                            177             17,565               77          17,819
---------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                              342             34,152            4,441          38,935
Extraordinary Item                                              -                  -              770             770
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $    342         $   34,152       $    5,211      $   39,705
---------------------------------------------------------------------------------------------------------------------
Average Total Assets                                     $779,692         $3,132,817       $1,570,237      $5,482,746
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                         (Restated)       (Restated)
                                                       Commercial          Retail        Treasury &
(in thousands)                                          Banking            Banking      Adminstration        Total
---------------------------------------------------------------------------------------------------------------------
1999:
Net Interest Income                                      $ 20,474         $   99,395       $   25,087      $  144,956
Provision for Loan Losses                                   5,927              7,009           (1,366)         11,570
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                                           14,547             92,386           26,453         133,386
Non-Interest Income                                         5,500             56,367             (408)         61,459
Non-Interest Expense                                       12,268            100,495           16,733         129,496
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                  7,779             48,258            9,312          65,349
Income Tax Expense                                          2,653             16,456            2,090          21,199
---------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                            5,126             31,802            7,222          44,150
Extraordinary Item                                              -                  -                -               -
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $  5,126         $   31,802       $    7,222      $   44,150
---------------------------------------------------------------------------------------------------------------------
Average Total Assets                                     $722,406         $2,679,611       $1,510,626      $4,912,643
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                         (Restated)       (Restated)
                                                       Commercial          Retail        Treasury &
(in thousands)                                          Banking            Banking      Adminstration        Total
---------------------------------------------------------------------------------------------------------------------
1998:
Net Interest Income                                      $ 21,752         $   79,166       $   27,321      $  128,239
Provision for Loan Losses                                   2,322              3,822            5,883          12,027
---------------------------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                                           19,430             75,344           21,438         116,212
Non-Interest Income                                         4,810             49,894            8,188          62,892
Non-Interest Expense                                       12,498             91,307           16,898         120,703
---------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                 11,742             33,931           12,728          58,401
Income Tax Expense                                          4,004             11,570            3,797          19,371
---------------------------------------------------------------------------------------------------------------------
Income Before Extraordinary Item                            7,738             22,361            8,931          39,030
Extraordinary Item                                              -                  -                -               -
---------------------------------------------------------------------------------------------------------------------
Net Income                                               $  7,738         $   22,361       $    8,931      $   39,030
---------------------------------------------------------------------------------------------------------------------
Average Total Assets                                     $683,256         $2,132,770       $1,534,549      $4,350,575
---------------------------------------------------------------------------------------------------------------------

Note 22 -- Fair Value of Financial Instruments

  Statement of Financial Accounting Standards No. 107 "Disclosure about Fair Value of Financial Instruments" ("SFAS No. 107") requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where feasible, in an effort to provide financial statement users with information in making rational investment and credit decisions. To estimate the fair value of each class of financial instrument the Corporation applied the following methods using the indicated assumptions:

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

Interest Rate Arrangement

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

  The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

                                                                  2000                                    1999
----------------------------------------------------------------------------------------------------------------------------
                                                      Carrying              Fair              Carrying              Fair
(in thousands)                                         Amount              Value               Amount              Value
----------------------------------------------------------------------------------------------------------------------------
Assets:                                             (Restated)          (Restated)           (Restated)          (Restated)
  Cash and Due From Banks                         $       84,166      $       84,166      $       90,840      $       90,840
  Short-Term Investments                                  12,378              12,378               1,759               1,759
  Mortgage Loans Held for Sale                             8,243               8,257              30,535              30,513
  Securities Available for Sale                        1,876,509           1,876,509           1,671,507           1,671,507
  Loans, Net of Allowance                              3,326,820           3,438,088           3,144,339           3,089,716
Liabilities:
  Deposits                                        $    3,954,770      $    3,861,643      $    3,808,528      $    3,685,790
  Short-Term Borrowings                                  397,833             398,011             301,323             301,430
  Long-Term Debt                                         792,942             798,649             666,280             653,056
Recognized Derivative Financial Instruments:
    Interest Rate Floors                          $           --      $           --      $        2,028      $          243
    Interest Rate Corridors                                   --                  --                  --                  --
    Interest Rate Swaps/Caps                               1,575                (239)              6,063              (4,550)
Unrecognized Derivative Financial Instruments:
  Interest Rate Swaps                             $           --      $        1,928      $           --      $        2,059
  Commitments to Extend Credit                                --                  --                  --                  --
============================================================================================================================

     The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 2000 and 1999. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

Note 23 -- Parent Company Financial Information

  The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statement of Income

                                                        Year Ended December 31,
------------------------------------------------------------------------------------------
(in thousands)                                  2000              1999                1998
------------------------------------------------------------------------------------------
                                           (Restated)
Interest Income From Bank Subsidiary        $     86           $    34             $   242
Dividend Income From Subsidiaries             76,559            20,242              13,951
------------------------------------------------------------------------------------------
  Total Income                                76,645            20,276              14,193
------------------------------------------------------------------------------------------
Operating Expenses                             6,869             4,105               2,901
------------------------------------------------------------------------------------------
Income Before Income Taxes
    and Equity in Undistributed
    Income of Subsidiaries                    69,776            16,171              11,292
Income Tax Benefit                            (2,053)           (1,277)             (1,038)
------------------------------------------------------------------------------------------
                                              71,829            17,448              12,330
Equity in Undistributed Income
    of Subsidiaries                          (32,124)           26,702              26,700
------------------------------------------------------------------------------------------
Net Income                                  $ 39,705           $44,150             $39,030
==========================================================================================

Statement of Condition

                                                             December 31,
--------------------------------------------------------------------------------
(in thousands)                                             2000             1999
--------------------------------------------------------------------------------
                                                      (Restated)       (Restated)
ASSETS
Interest Bearing Deposit with Bank  Subsidiary         $    108         $    219
Investment in Bank Subsidiary                           372,428          313,555
Other Assets                                              8,530            2,000
--------------------------------------------------------------------------------
    Total Assets                                       $381,066         $315,774
--------------------------------------------------------------------------------

LIABILITIES
Long-Term Debt                                           70,135           40,400
Other Liabilities                                      $    724         $    775
--------------------------------------------------------------------------------
    Total Liabilities                                    70,859           41,175
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock                                             29,709           26,226
Capital Surplus                                         251,085          203,364
Retained Earnings                                       104,488          102,587
Net Accumulated Other Comprehensive
  Income of Bank Subsidiary                             (10,695)         (44,323)
Treasury Stock at Cost                                  (64,380)         (13,255)
--------------------------------------------------------------------------------
    Total Stockholders' Equity                          310,207          274,599
--------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity             $381,066         $315,774
================================================================================

                                                                                     Year Ended December 31,
----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                               2000                    1999               1998
----------------------------------------------------------------------------------------------------------------------------
Operating Activities:                                                   (Restated)
  Net Income                                                        $      39,705           $      44,150       $     39,030
  Adjustments to Reconcile Net Income to Net Cash
    Provided (Used) by Operating Activities:
      Equity in Undistributed Income from Subsidiaries                     32,124                 (26,702)           (26,700)
      Other Operating Activities                                               86                  (2,056)             4,688
----------------------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                       32,210                 (28,758)           (22,012)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                  71,915                  15,392             17,018
----------------------------------------------------------------------------------------------------------------------------
Investing Activities:
 Investment in Bank Subsidiary                                            (33,500)                      -            (42,662)
 Investment in Trust Subsidiary                                              (928)                      -             (1,238)
----------------------------------------------------------------------------------------------------------------------------
Net Cash Used by Investing Activities                                     (34,428)                      -            (43,900)
----------------------------------------------------------------------------------------------------------------------------
Financing Activities:
 Issuance of Common Stock                                                   1,499                   2,713              6,225
 Purchase of Treasury Stock                                               (51,125)                 (3,478)            (7,287)
 Cash Dividends on Common Stock                                           (17,707)                (15,232)           (12,648)
 Other Financing Activities                                                (1,193)                    (76)                 -
 Issuance of Long-Term Debt                                                30,928                       -             41,238
----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                          (37,598)                (16,073)            27,528
----------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash  Equivalents                            (111)                   (681)               646
Cash and Cash Equivalents at Beginning of Year                                219                     900                254
----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Year                            $         108           $         219       $        900
============================================================================================================================

Supplemental Disclosures
----------------------------------------------------------------------------------------------------------------------------
Income Taxes Paid                                                   $       3,419           $         344       $        748
Stock Dividend                                                             20,088                  29,827             36,349
Stock Issued for Acquired Company                                          29,617                       -                  -

Note 24 -- Future Changes in Accounting Principles

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

  The Corporation only engages in fair value and cash flow hedges. Ineffective portions of hedges are reported in and affect net earnings immediately. Derivatives not designed as a hedging instrument have the changes in their fair value recognized in earnings in the period of change. As of January 1, 2001, the Corporation will adopt Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires the Corporation to mark to market all derivative instruments on the balance sheet resulting in a transition adjustment through equity and earnings depending on the type of hedging relationship. This transition adjustment through earnings is estimated to be a $1.2 million after tax loss. The Corporation plans to close the derivative instruments that will not qualify for the shortcut method under SFAS No. 133 which is not expected to result in a material gain or loss. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of FAS 133 is not expected to adversely impact the earnings from continuing operations of the Corporation in 2001.

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

Note 25 - Subsequent Event

  On February 16, 2001, the Corporation entered into an agreement to repurchase approximately 1.4 million shares of common stock directly from Mid-Atlantic Investors, a major stockholder. These shares will be repurchased by the Corporation at a fixed price of $23.86 per share. The transaction will be executed in portions, but in its entirety prior to March 31, 2001.

Note 26 - Unaudited Quarterly Summary Results of Operations for 2000 and 1999

As Restated:                                                        2000
                                     ----------------------------------------------------------------
                                          Fourth            Third           Second            First
                                          Quarter          Quarter          Quarter          Quarter
(in thousands, except per share data)    (Restated)       (Restated)       (Restated)       (Restated)
-----------------------------------------------------------------------------------------------------
Interest Income                      $     106,763     $    107,148     $    101,545     $     97,242
Interest Expense                            67,650           68,688           63,760           58,579
-----------------------------------------------------------------------------------------------------
Net Interest Income                         39,113           38,460           37,785           38,663

Provision for Loan Losses                    5,257            7,285           13,035            4,300
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            33,856           31,175           24,750           34,363
Non-Interest Income                         18,883           17,148           16,600           14,290
Net Securities Gains (Losses)                  641               --            7,779               79
Non-Interest Expense                        37,548           35,758           35,459           34,045
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                  15,832           12,565           13,670           14,687
Income Tax Expense                           4,857            4,030            4,610            4,322
-----------------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $      10,975     $      8,535     $      9,060     $     10,365
Extraordinary tem                               --               --               --              770
-----------------------------------------------------------------------------------------------------
Net Income                           $      10,975     $      8,535     $      9,060     $     11,135
-----------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $        0.40     $       0.31     $       0.33     $       0.40
Net Income - Diluted                 $        0.39     $       0.31     $       0.32     $       0.39
Market Prices: High                          20.06            16.07            15.76            16.10
               Low                           15.60            12.68            12.56            12.59
Cash Dividends Paid                          0.171            0.167            0.154            0.150
=====================================================================================================

As Restated:                                                        1999
                                     ----------------------------------------------------------------
                                          Fourth            Third           Second            First
                                          Quarter          Quarter          Quarter          Quarter
(in thousands, except per share data)    (Restated)       (Restated)       (Restated)       (Restated)
-----------------------------------------------------------------------------------------------------
Interest Income                      $      95,055     $     89,962     $     85,988     $     81,372
Interest Expense                            55,609           52,945           50,400           48,467
-----------------------------------------------------------------------------------------------------
Net Interest Income                         39,446           37,017           35,588           32,905

Provision for Loan Losses                    3,635            3,215            2,759            1,961
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            35,811           33,802           32,829           30,944
Non-Interest Income                         14,680           15,451           15,416           15,600
Net Securities Gains (Losses)                   --               --              375              (63)
Non-Interest Expense                        33,192           32,730           32,168           31,406
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                  17,299           16,523           16,452           15,075
Income Tax Expense                           5,769            5,218            5,462            4,750
-----------------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $      11,530     $     11,305     $     10,990     $     10,325
Extraordinary Item                              --               --               --               --
-----------------------------------------------------------------------------------------------------
Net Income                           $      11,530     $     11,305     $     10,990     $     10,325
-----------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $        0.41     $       0.40     $       0.39     $       0.37
Net Income - Diluted                 $        0.40     $       0.39     $       0.38     $       0.36
Market Prices: High                          20.24            22.22            25.81            24.51
               Low                           15.70            18.31            19.50            21.32
Cash Dividends Paid                          0.145            0.141            0.130            0.125
=====================================================================================================

As Reported:                                                        2000
                                     ----------------------------------------------------------------
                                          Fourth            Third           Second            First
(in thousands, except per share data)     Quarter          Quarter          Quarter          Quarter
-----------------------------------------------------------------------------------------------------
Interest Income                      $     107,228     $    107,483     $    101,827     $     98,014
Interest Expense                            66,100           67,151           62,273           57,595
-----------------------------------------------------------------------------------------------------
Net Interest Income                         41,128           40,332           39,554           40,419

Provision for Loan Losses                    3,257            3,285           13,035            4,300
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            37,871           37,047           26,519           36,119
Non-Interest Income                         18,883           17,148           16,600           14,290
Net Securities Gains (Losses)                  641               --            7,779               79
Non-Interest Expense                        39,098           37,295           36,946           35,029
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                  18,297           16,900           13,952           15,459
Income Tax Expense                           5,722            5,545            4,707            4,594
-----------------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $      12,575     $     11,355     $      9,245     $     10,865
Extraordinary Item                              --               --               --              770
-----------------------------------------------------------------------------------------------------
Net Income                           $      12,575     $     11,355     $      9,245     $     11,635
-----------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $        0.46     $       0.42     $       0.34     $       0.42
Net Income - Diluted                 $        0.45     $       0.41     $       0.33     $       0.41
Market Prices: High                          20.06            16.07            15.76            16.10
               Low                           15.60            12.68            12.56            12.59
Cash Dividends Paid                          0.171            0.167            0.154            0.150
=====================================================================================================

As Reported:                                                        1999
                                       --------------------------------------------------------------
                                          Fourth            Third           Second            First
(in thousands, except per share data)     Quarter          Quarter          Quarter          Quarter
-----------------------------------------------------------------------------------------------------
Interest Income                      $      95,055     $     89,962     $     85,988     $     81,372
Interest Expense                            54,894           52,171           49,565           47,631
-----------------------------------------------------------------------------------------------------
Net Interest Income                         40,161           37,791           36,423           33,741

Provision for Loan Losses                    3,635            3,215            2,759            1,961
-----------------------------------------------------------------------------------------------------
Net Interest Income After Provision
 for Loan Losses                            36,526           34,576           33,664           31,780
Non-Interest Income                         14,680           15,451           15,416           15,600
Net Securities Gains (Losses)                   --               --              375              (63)
Non-Interest Expense                        33,907           33,504           33,003           32,242
-----------------------------------------------------------------------------------------------------
Income Before Income Taxes                  17,299           16,523           16,452           15,075
Income Tax Expense                           5,769            5,218            5,462            4,750
-----------------------------------------------------------------------------------------------------
Income Before Extraordinary Item     $      11,530     $     11,305     $     10,990     $     10,325
Extraordinary Item                              --               --               --               --
-----------------------------------------------------------------------------------------------------
Net Income                           $      11,530     $     11,305     $     10,990     $     10,325
-----------------------------------------------------------------------------------------------------
Per Share Amounts:
Net Income - Basic                   $        0.41     $       0.40     $       0.39     $       0.37
Net Income - Diluted                 $        0.40     $       0.39     $       0.38     $       0.36
Market Prices: High                          20.24            22.22            25.81            24.51
               Low                           15.70            18.31            19.50            21.32
Cash Dividends Paid                          0.145            0.141            0.130            0.125
=====================================================================================================

Part IV

Item 14.  Exhibits, Financial Statement Schedules And Reports On Form 8-K
(a) The following documents are filed as a part of this report:
 (1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries (as restated) are included in Item 8.
 (2) Financial statement schedules--none applicable or required.
 (3) Exhibits
       The following is an index of the exhibits included in this report:
       (3.1)   Articles of Incorporation of Provident Bankshares Corporation.(1)
       (3.2)   Second Amended and Restated By-Laws of Provident Bankshares
                Corporation. (2)
       (4.1)   Amendment No. 1 to Stockholder Protection Rights Agreement.(7)
       (10.1)  1994 Supplemental Executive Incentive Plan of Provident Bank of
                Maryland.(3)
       (10.2)  Supplemental Executive Retirement Income Plan of Provident Bank
                of Maryland.(4)
       (10.3)  Amended and Restated Stock Option and Appreciation Rights Plan of
                Provident Bankshares Corporation.(5)
       (10.4)  Form of Change in Control Agreement between Provident Bankshares
                Corporation and Certain Executive Officers.(6)
       (10.5)  Form of Change in Control Agreement between Provident Bank of
                Maryland and Certain Executive Officers.(6)
       (10.6)  Deferred Compensation Plan for Outside Directors.(7)
       (10.7)  Provident Bankshares Corporation Non-Employee Directors'
                Severance Plan.(7)
       (11)    Statement re: Computation of Per Share Earnings. (as restated)
       (21)    Subsidiaries of Provident Bankshares Corporation. (8)
       (23)    Consents of Independent Accountants.
       (24)    Power of Attorney. (8)

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission in the last quarter of 2000 as follows:
    October 18, 2000 -- Press Release regarding repositioning of the mortgage lending operation.
    December 21,2000 -- Press Release announcing the Board of Directors approved extending its stock repurchase plan.
(1) Incorporated by reference from Registrant's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.
(2) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on November 13, 1998.
(3) Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(4) Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.
(5) Incorporated by reference from Registrant's definitive 1995 Proxy Statement for the Annual Meeting of Stockholders held on April 19, 1995.
(6) Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(7) Incorporated by reference from Registrant's 1998 Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(8) Incorporated by reference from Registrant's 2000 Form 10-K (File No. 16421) filed with the Commission on March 9, 2001.

Signatures

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              PROVIDENT BANKSHARES CORPORATION
                              (Registrant)

November 8, 2001           BY /s/ Peter M. Martin
                              ----------------------------------
                              Peter M. Martin
                              Chairman of the Board
                              and Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

                              Principal Executive Officer:

November 8, 2001           BY /s/ Peter M. Martin
                              ----------------------------------
                              Peter M. Martin
                              Chairman of the Board
                              and Chief Executive Officer

                              Principal Financial Officer:

November 8, 2001           BY /s/ Dennis A. Starliper
                              ----------------------------------
                              Dennis A. Starliper
                              Group Manager and
                              Chief Financial Officer

                              Principal Accounting Officer:

November 8, 2001           BY /s/ R. Wayne Hall
                              ----------------------------------
                              R. Wayne Hall
                              Treasurer

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

* Pursuant to the Power of Attorney filed herewith as Exhibit 24.0 to the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 9, 2000.

November 8, 2001           BY /s/ R. Wayne Hall
                              ----------------------------------
                              R. Wayne Hall
                              Attorney-in-fact