Form 10-Q/A
period 2001-03-31
PROVIDENT BANKSHARES CORP
filed 2001-11-08
CIK 818969

                                  UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC  20549

                                  FORM 10-Q/A

      [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934
            For Quarterly Period Ended  March 31, 2001
                                  OR
      [_] Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934
                           For the Transition Period

                         Commission File Number  0-16421

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
             (Exact Name of Registrant as Specified in its Charter)



       Maryland                                        52-1518642
-------------------------------                  ----------------------
(State or Other Jurisdiction of                     (I.R.S. Employer
Incorporation or Organization)                    Identification Number)


              114 East Lexington Street, Baltimore, Maryland 21202
              ----------------------------------------------------
                    (Address of Principal Executive Offices)


                                Not Applicable
   -------------------------------------------------------------------------
   (Former Name, Former Address and Former Fiscal Year if Changed Since Last
                                    Report)

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

Common Stock, par value $1.00 per share, 24,425,675 shares outstanding at May 1, 2001

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                               TABLE OF CONTENTS

                                                                Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Statement of Condition - Unaudited
         March 31, 2001 and 2000 and  December 31, 2000           3

         Consolidated Statement of Income - Unaudited
         Three months ended March 31, 2001 and 2000               4

         Consolidated Statement of Cash Flows - Unaudited
         Three months ended March 31, 2001 and 2000               5

         Notes to Consolidated Financial Statements - Unaudited   6

Item 2.  Management's Discussion and Analysis
         of Results of Operations and Financial Condition        14

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                       17

PART II - OTHER INFORMATION                                      18

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                       19


--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                           March 31,       December 31,   March 31,
(dollars in thousands)                                                                         2001              2000         2000
-----------------------------------------------------------------------------------------------------------------------------------
Assets                                                                                     (Restated)   (Restated)       (Restated)
Cash and Due From Banks                                                                $     87,806  $      84,166   $      84,237
Short-Term Investments                                                                       13,555         12,378           1,732
Mortgage Loans Held for Sale                                                                  4,392          8,243          13,731
Securities Available for Sale                                                             1,639,388      1,876,509       1,686,192
Loans:
   Consumer                                                                               2,004,967      2,017,436       2,308,573
   Commercial Business                                                                      340,819        356,041         361,810
   Real Estate -- Construction                                                              267,875        265,918         191,225
   Real Estate -- Mortgage                                                                  690,240        725,799         482,001
-----------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                          3,303,901      3,365,194       3,343,609
Less:  Allowance for Loan Losses                                                             39,307         38,374          36,569
-----------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                            3,264,594      3,326,820       3,307,040
-----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                                  47,351         45,805          43,876
Accrued Interest Receivable                                                                  44,155         47,281          46,915
Other Assets                                                                                145,633         98,241          63,284
-----------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                           $  5,246,874  $   5,499,443   $   5,247,007
-----------------------------------------------------------------------------------------------------------------------------------
Liabilities
Deposits:
  Noninterest-Bearing                                                                  $    351,031  $     327,334   $     311,893
  Interest-Bearing                                                                        3,457,184      3,627,436       3,470,419
-----------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                                        3,808,215      3,954,770       3,782,312
-----------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                                1,097,775      1,190,775       1,151,957
Other Liabilities                                                                            54,354         43,592          38,833
-----------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                                       4,960,344      5,189,137       4,973,102
-----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares, Issued 29,858,017,
  29,708,943 and 26,251,384 Shares; at March 31, 2001,
  December 31, 2000 and March  31, 2000, respectively                                        29,858         29,709          26,251
Capital Surplus                                                                             252,854        251,184         203,755
Retained Earnings                                                                           109,895        104,488         109,510
Net Accumulated Other Comprehensive Income                                                   (3,896)       (10,695)        (44,684)
Treasury Stock at Cost - 5,457,126, 3,861,969 and 1,177,432  Shares at March 31, 2001,
  December 31, 2000 and March 31, 2000, respectively                                       (102,181)       (64,380)        (20,927)
-----------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                                286,530        310,306         273,905
-----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                              $ 5,246,874  $   5,499,443   $   5,247,007
-----------------------------------------------------------------------------------------------------------------------------------

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                            Three Months Ended
                                                                                                 March 31,
--------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                                    2001               2000
--------------------------------------------------------------------------------------------------------------------
Interest Income                                                                       (Restated)         (Restated)
Interest and Fees on Loans                                                          $     66,917       $     67,049
Interest on Securities                                                                    30,340             29,633
Tax-Advantaged Interest                                                                      552                514
Interest on Short-Term Investments                                                            85                 46
--------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                                                  97,894             97,242
--------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on Deposits                                                                      42,330             42,695
Interest on Borrowings                                                                    18,324             15,884
--------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                                                 60,654             58,579
--------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                                     37,240             38,663
Less: Provision for Loan Losses                                                            8,175              4,300
--------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                                     29,065             34,363
--------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Service Charges on Deposit Accounts                                                       13,638             10,374
Mortgage Banking Activities                                                                  261                811
Commissions and Fees                                                                       1,204              1,388
Net Securities Gains                                                                       5,967                 79
Other Non-Interest Income                                                                  2,467              1,717
--------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                                              23,537             14,369
--------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and Employee Benefits                                                            17,952             17,164
Occupancy Expense, Net                                                                     3,423              3,190
Furniture and Equipment Expense                                                            2,584              2,451
External Processing Fees                                                                   4,506              3,789
Other Non-Interest Expense                                                                 7,413              7,451
--------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                                             35,878             34,045
--------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                                                16,724             14,687
Income Tax Expense                                                                         5,399              4,322
--------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                                                11,325             10,365
Extraordinary Item -- Gain on Debt Extinguishment, Net                                         -                770
Cumulative Effect of Change
  in Accounting Principle, Net                                                            (1,160)                 -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $     10,165       $     11,135
====================================================================================================================
Basic Earnings Per Share
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                                          $       0.43       $       0.37
Extraordinary Item -- Gain on Debt Extinguishment, Net                                         -               0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                                             (0.04)                 -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $       0.39       $       0.40
====================================================================================================================
Diluted Earnings Per Share
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                                          $       0.41       $       0.36
Extraordinary Item -- Gain on Debt Extinguishment, Net                                         -               0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                                             (0.04)                 -
--------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $       0.37       $       0.39
====================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

(in thousands)
Three Months Ended March 31,                                                                          2001           2000
==========================================================================================================================
Operating Activities                                                                            (Restated)     (Restated)
   Net Income                                                                             $        10,165  $       11,135
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                               8,968           4,373
        Provision for Loan Losses                                                                   8,175           4,300
        Provision for Deferred Income Tax (Benefit)                                                  (561)          5,207
        Realized Net Securities Gains                                                              (5,967)            (79)
        Loans Originated or Acquired and Held for Sale                                             (7,057)        (47,782)
        Proceeds from Sales of Loans Held for Sale                                                 11,042          64,804
        Gain on Sales of Loans Held for Sale                                                         (134)           (218)
        Other Operating Activities                                                                (36,319)         (8,736)
--------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                               (21,853)         21,869
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Operating Activities                                                  (11,688)         33,004
--------------------------------------------------------------------------------------------------------------------------
Investing Activities
   Principal Collections and Maturities of Securities Available for Sale                           84,306          39,365
   Proceeds on Sales of Securities Available for Sale                                             378,224          18,602
   Purchases of Securities Available for Sale                                                    (212,117)        (74,099)
   Loan Originations and Purchases Less Principal Collections                                      50,366        (169,472)
   Purchases of Premises and Equipment                                                             (3,979)         (1,794)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                                  296,800        (187,398)
--------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net Decrease in Deposits                                                                      (146,555)        (26,216)
   Net Increase (Decrease) in Short-Term Borrowings                                              (175,991)        239,163
   Proceeds from Long-Term Debt                                                                    90,302          80,000
   Payments and Maturities of Long-Term Debt                                                       (7,311)       (133,715)
   Issuance of  Stock                                                                               1,819             416
   Purchase of Treasury Stock                                                                     (37,801)         (7,672)
   Cash Dividends on Common Stock                                                                  (4,758)         (4,212)
--------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                 (280,295)        147,764
--------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in Cash and Cash Equivalents                                                    4,817          (6,630)
   Cash and Cash Equivalents at Beginning of Year                                                  96,544          92,599
--------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                                $       101,361  $       85,969
--------------------------------------------------------------------------------------------------------------------------

Supplemental Disclosures
--------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                                 $        42,990  $       46,658
Income Taxes Paid                                                                                   1,472             121

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K/A for the year ended December 31, 2000 which was filed with the Securities and Exchange Commission on November 8, 2001.

    All per share amounts for the three months ended March 31, 2001 and 2000 have been given the effect of the 5% stock dividend paid in May 11, 2001.

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

NOTE C - RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

    In connection with the issuance of its 2001 second quarter results, the Corporation restated earnings for the first quarter of 2001 and the year ended December 31, 2000 (and each quarter of 2000). In addition, certain other financial data not impacting earnings (e.g., loans, charge-offs, and the allowance for loan losses) has been restated for the impacted periods. As the Corporation announced on August 6, 2001, the restatement is the result of a review of delinquent loans and loans that were 120 days or more past due in the Corporation's $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio which should have been recognized in prior periods. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have occurred.

    In addition, during the quarter ended March 31, 2001, the Company reclassified its corporation-obligated mandatorily redeemable capital securities to liabilities and the related expense to interest expense, previously recorded as non-interest expense. All prior period amounts have been restated.

    The table below provides a reconcilement reflecting adjustments, net of tax, of net income and earnings per share for the periods indicated. Accordingly, capital has been adjusted for the adjustment to net income. Additionally, the table indicates the additional charge-offs during those periods and selected other pertinent balances as reported and as restated.

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
(dollars in thousands, except per share data)                                         2001                  2000
-----------------------------------------------------------------------------------------------------------------
As Reported Net Income                                                            $ 10,565              $ 11,635
Increase to the Provision for Loan Losses, net of tax                                 (652)                    -
Reversal of Accrued but Uncollected Interest
  Income and Write-off of Loan Related Premium, net of tax                             252                  (500)
-----------------------------------------------------------------------------------------------------------------
Total Decrease in Net Income                                                          (400)                 (500)
-----------------------------------------------------------------------------------------------------------------
Total Restated Net Income                                                         $ 10,165              $ 11,135
=================================================================================================================

Earnings Per Share - Basic
     As Reported                                                                   $  0.40              $   0.42
     As Restated                                                                      0.39                  0.40

Earnings Per Share - Diluted
     As Reported                                                                   $  0.39              $   0.41
     As Restated                                                                      0.37                  0.39

Loan Charge-offs, net of recoveries
     As Reported                                                                   $ 5,003              $  3,029
     As Restated                                                                     7,242                 4,176

Interest Expense
     As Reported                                                                                        $ 57,595
     As Restated                                                                                          58,579

Non-Interest Expense
     As Reported                                                                                        $ 35,029
     As Restated                                                                                          34,045

                                             at March 31,               at December 31,         at March 31,
                                                    2001                       2000                    2000
                                            -------------------------  --------------------    ------------------
Loans
     As Reported                                         $ 3,314,795           $ 3,373,771           $ 3,348,247
     As Restated                                           3,303,901             3,365,194             3,343,609

Allowance for Loan Losses
     As Reported                                         $    42,832           $    40,660           $    41,051
     As Restated                                              39,307                38,374                36,569

Liabilities
     As Reported                                                               $ 5,121,168           $ 4,905,034
     As Restated                                                                 5,189,137             4,973,102

Stockholders' Equity
     As Reported                                         $   292,035           $   315,411           $   274,405
     As Restated                                             286,530               310,306               273,905

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

NOTE E - ACCOUNTING FOR DERIVATIVES

Significant Accounting Policies
-------------------------------

    Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos.137 and 138 (collectively, "SFAS No. 133"). The statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.

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

    All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the use of certain types of derivatives used to hedge specific risks are also documented. At inception, and on an ongoing basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. Several of the derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest earning asset or interest bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedges inception and on an ongoing basis.

    When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued the Corporation will continue to carry the derivative on the balance sheet at its fair value but cease to adjust the hedged asset or liability for changes in value.

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

Adoption of SFAS No. 133
------------------------

    The adoption of SFAS No. 133 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax). This represented the difference between the derivative's previous carrying amount and the fair value of the derivatives at January 1, 2001. Upon adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

NOTE F - EXTRAORDINARY ITEM

    During the first quarter of 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE G - PER SHARE INFORMATION

    The following table presents a summary of per share data and amounts for the periods ended March 31:


---------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                        2001             2000
---------------------------------------------------------------------------------------------
                                                                  (Restated)      (Restated)
Net Income Before Extraordinary Item                            $    11,325     $     10,365
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -              770
Cumulative Effect of Change in Accounting Principle, Net             (1,160)               -
---------------------------------------------------------------------------------------------
Net Income                                                      $    10,165     $     11,135
=============================================================================================

Basic
Basic EPS Shares                                                     26,345           27,840
Net Income Before Extraordinary Item                            $      0.43      $      0.37
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -             0.03
Cumulative Effect of Change in Accounting Principle, Net              (0.04)               -
---------------------------------------------------------------------------------------------
Net Income Per Share                                            $      0.39      $      0.40
=============================================================================================
Diluted
Dilutive Shares (principally stock options)                             966              522
Diluted EPS  Shares                                                  27,311           28,362
Net Income Before Extraordinary Item                            $      0.41      $      0.36
Extraordinary Item -- Gain on Debt Extinguishment, Net                    -             0.03
Cumulative Effect of Change in Accounting Principle, Net              (0.04)               -
---------------------------------------------------------------------------------------------
Net Income Per Share                                            $      0.37      $      0.39
=============================================================================================

NOTE H- INVESTMENT SECURITIES

     The aggregate amortized cost and market values of the investment securities portfolio at March 31, were as follows:

                                                                      Gross          Gross
                                                     Amortized       Unrealized     Unrealized      Market
(in thousands)                                         Cost           Gains          Losses          Value
-------------------------------------------------------------------------------------------------------------
March 31, 2001

Securities Available for Sale

U.S. Treasury and Government
  Agencies and Corporations                       $    118,930    $        14    $       439    $    118,505
Mortgage-Backed Securities                           1,365,975         12,529          3,552       1,374,952
Municipal Securities                                    24,671            685              -          25,356
Other Debt Securities                                  134,819             53         14,297         120,575
--------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  1,644,395    $    13,281    $    18,288    $  1,639,388
--------------------------------------------------------------------------------------------------------------

March 31, 2000

Securities Available for Sale

U.S. Treasury and Government
  Agencies and Corporations                       $     81,014    $       119    $       151    $     80,982
Mortgage-Backed Securities                           1,510,939          3,229         55,476       1,458,692
Municipal Securities                                    26,621            138            428          26,331
Other Debt Securities                                  136,363              -         16,176         120,187
--------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  1,754,937    $     3,486    $    72,231    $  1,686,192
--------------------------------------------------------------------------------------------------------------

At March 31, 2001 a net unrealized loss on securities available for sale of $3.3 million was reflected as a component of Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss on securities available for sale of $44.7 million at March 31, 2000. For details regarding investment securities at December 31, 2000, refer to Notes 1 and 7 of the Consolidated Financial Statements incorporated by reference from the Corporation's Form 10-K/A filed November 8, 2001.

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

                                                                                                   Three Months Ended
                                                                                                        March 31,
-----------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                                     2001                 2000
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (Restated)            (Restated)
Net Income                                                                               $       10,165         $      11,135
Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition                                             (452)                    -
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income                            (537)                    -
    Amount Reclassified out of Other Comprehensive Income Included in Net Income                      -                     -
    Unrealized Holding Gain (Loss) on Debt Securities                                            17,415                  (478)
    Less: Reclassification Adjustment for Gains Included in Net Income                            5,967                    79
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                                    10,459                  (557)
Income Tax (Benefit) Related to Items of Other Comprehensive Income                               3,660                  (196)
-----------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                                      6,799                  (361)
-----------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                      $      16,964         $      10,774
-----------------------------------------------------------------------------------------------------------------------------

NOTE J-SECURITIZATION OF LOANS

Significant Accounting Policies

The Corporation securitizes second mortgage loans out of its acquired loan portfolio with FNMA, and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. These loans were sold with full recourse back to the Corporation for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

Valuation of Retained Interests

    The Corporation determined the current fair value of the retained interest using certain key assumptions and the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions. The results are presented in the table below as of March 31, 2001.

                                                      Retained
(in thousands)                                     FNMA Securities
------------------------------------------------------------------
Carrying Amount/Fair Value of Retained Interests        $540,544
Weighted-Average Life in Years                               2.5
Annual Prepayment Assumption                                27.8%
    Impact on Fair Value of 10% Adverse Change           $(1,798)
    Impact on Fair Value of 20% Adverse Change            (2,883)
Annual Cash Flow Discount Rate                              7.45%
    Impact on Fair Value of 10% Adverse Change           $(8,413)
    Impact on Fair Value of 20% Adverse Change           (19,244)

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

Recourse Reserve

    At March 31, 2001 the principal balance of loans securitized or purchased with recourse amounted to $515.9 million. The Corporation maintains a recourse liability of $1.7 million to cover estimated losses under its recourse guarantee to FNMA. Principal balances of loans 90 days or more past due was $1.6 million at March 31, 2001. Net losses during the three month period ending March 31, 2001 were $350 thousand.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

Restatement of Prior Periods
----------------------------

On August 6, 2001, the Corporation announced that earnings required restatement as a result of a review of delinquent loans and loans 120 days or more past due in the Corporation's $1.5 billion acquired second mortgage loan portfolio. The review discovered previously unidentified losses in the portfolio that should have been recognized in prior periods. The review of delinquencies and charge-offs in the acquired loan portfolio identified approximately $13.8 million in previously unidentified pre-tax losses through June 30, 2001, of which $8.5 million related to periods prior to the second quarter of 2001. For periods prior to 2001, pre-tax losses amounted to $7.9 million and additional loan charge-offs amounted to $8.3 million. For the year ended December 31, 1999, this affected consumer loan balances and charge-offs by $3.3 million. For the year ended December 31, 2000, net consumer loan charge-offs increased by $5.0 million from the previously reported amount. Additionally, the provision for loan losses increased $6.0 million and $1.9 million in previously accrued interest and loan premiums on the charged-off loans was reversed. Accordingly, those prior periods have been restated to reflect this information. Adjustments to the Statement of Income for amounts previously reported affect interest income for the reversal of accrued interest on loans that should have been placed on non-accrual status, write-offs of related loan premiums on acquired loans, and provisions for loan losses to establish an adequate allowance for loan losses in those periods in which additional charge-offs should have
occurred.   Total assets, net loans, allowance for loan losses, charge-offs, equity, income statement amounts and net income amounts required restatement from amounts previously stated in the Corporation's Form 10-K, as filed February 17, 2000. These changes resulted in the Corporation restating earnings for the first quarter of 2001 and the year ended December 31, 2000 (and each quarter of 2000).

    In addition to the restatements previously mentioned, the restatements reflect the reclassification of the trust preferred securities from Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities to liabilities. The related expense on these securities was reclassified from non-interest expense to interest expense. This will affect the net interest margin without altering net income for any year presented.

See Note C for selected financial data noting the impact of these changes on selected periods presented. The following discussion of operating results includes the impact of the aforementioned losses. As a result the Corporation is amending and refiling its Form 10-Q on this Form 10-Q/A for the quarter ending March 31, 2001.

FINANCIAL REVIEW

    Provident Bankshares reported operating earnings for the quarter ended March 31, 2001 of $11.3 million, or $.41 per share on a diluted basis. This is an increase of 9.3% from $10.4 million, or $.36 per diluted share in the 2000 comparable quarter. This also represented a 13.9% increase in diluted earnings per share.

    As a result of a one-time transition adjustment of $1.2 million (net of taxes) for Statement of Financial Accounting Standards No. 133 "Accounting of Derivative Instruments and Hedging Activities," as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No. 133") net income is $10.2 million, or $.37 per diluted share. The Corporation, like many institutions, adopted this mandatory accounting standard in the first quarter of 2001. Exclusive of the accounting change, return on average common equity was 15.38% for the first quarter 2001, compared to 15.46% in the same quarter a year ago. The return on average assets was .86% for the quarter ending March 31, 2001, compared to .80% for the quarter ending March 31, 2000. Net interest margin for the 2001 first quarter was 2.94%, an increase from 2.90% in the fourth quarter of 2000.

    Non-interest income (excluding securities gains) was up $3.3 million or 23.0% for the 2001 first quarter. There were $6.0 million in securities gains during the 2001 first quarter compared to $79 thousand in the same period a year ago. Securities gains were taken mainly as part of Provident's program to hedge the impact of prepayments on the second mortgage portfolio. The Company's non-interest expense increased by 5.4%, up $1.8 million from the same quarter last year.

NET INTEREST INCOME

    A lower net interest margin offset in part by growth in average earning assets resulted in lower tax-equivalent net interest income. Tax-equivalent net interest income fell by $1.4 million to $37.5 million for the first quarter of 2001, as compared to the first quarter of 2000. Net interest margin for the 2001 first quarter was 2.94%, a decrease from 3.09% in the first quarter of 2000. This margin decline was largely the result the increase in the cost of interest-bearing liabilities, notably certificates of deposit. Provident's tax equivalent interest income rose $666 thousand from the first quarter of 2000 as a result of the $104 million increase in average interest-earning assets.
Growth in total average earning assets was provided by increases of $231 million in residential mortgage loans and $121 million in commercial real estate loans. The increase in residential mortgage loans is partially attributable to the acquisition of Harbor Federal Bancorp during the third quarter of 2000. The increase in commercial real estate loans was composed of $77 million in commercial construction, $24 million in commercial mortgage and $21 million in residential construction loans. Consumer loans declined $227 million due to the securitization of $324 million of second mortgage loans during the third quarter of 2000. Mortgage loans held for sale declined $36 million as the Bank made the decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The yield on earning assets was 7.71% compared to 7.75% for the first quarter of 2000.

    Total interest expense for the first quarter of 2001 was $2.1 million above a year ago, the combined result of an increase of $117 million in the average outstanding balance of interest-bearing liabilities and a 9 basis point increase in rate paid. Included in this increase were $134 million in direct certificates of deposits and $83 million in interest-bearing demand/money market deposit accounts. The increases are attributable to the continued expansion of our branch network as well as the acquisition of Harbor Federal Bancorp. Brokered deposits decreased $179 million as long-term debt increased $212 million. Short-term borrowings declined $102 million.

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

PROVISION FOR LOAN LOSSES

    The Corporation recorded a $8.2 million provision for loan losses, with net charge-offs of $7.2 million for the first quarter of 2001, compared to a provision of $4.3 million and net charge-offs of $4.2 million for the same period of 2000. The increase in the provision for loan losses is mainly related to the loss taken on the sale of a syndicated health care credit and charge-offs related to the acquired loan portfolio. The Corporation continues to emphasize loan quality and closely monitors potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. Provident has been closely monitoring its health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. Charge-offs from health care credits may be incurred in future quarters as a result of continuing challenges in the health care sector. However, management believes reserves are adequate for such an event. The entire health care portfolio represents less than 1.5% of Provident's total loans. To further limit its exposure to national syndicated credits; the Company elected to sell a large national credit that had been performing as agreed at approximately face value. The increase in charge-offs of portfolio acquisition loans was the result of the review described in Note C to the unaudited consolidated financial statements. The allowance for loan losses at March 31, 2001 was $39.3 million, compared to $36.6 million a year ago. At March 31, 2001, the allowance represented 1.19% of total loans and 166% of non-performing loans. Total non-performing loans were $23.7 million at March 31, 2001 and $27.2 million at March 31, 2000. Non-performing loans as a percent of loans outstanding as of March 31, 2001 were .72%.

NON-INTEREST INCOME

    Non-interest income, exclusive of securities gains, totaled $17.6 million in the first quarter of 2001 compared to $14.3 million for the first quarter of 2000. This increase was driven by deposit product revenues, which increased $3.3 million. The increase in deposit fees was driven by continued growth in account volume. Other non-interest income was up $750 thousand mainly associated with Bank Owned Life Insurance. Mortgage banking income declined $550 thousand as the Corporation made a decision during the fourth quarter to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers.

    There were $6.0 million in securities gains during the 2001 first quarter compared to $79 thousand in the same period a year ago. Securities gains were taken mainly as part of Provident's program to offset the impact of accelerated prepayments on the second mortgage portfolio.

NON-INTEREST EXPENSE

    First quarter non-interest expense was $35.9 million, compared to $34.0 million for the same period last year. Salaries and benefits increased $788 thousand mainly related to merit increases and the expansion of the bank's branch network. The branch network expansion also contributed to increased occupancy costs of $233 thousand, furniture and equipment expense of $133 thousand and $717 thousand in external processing fees related to increased account volume.

INCOME TAXES

    Provident recorded income tax expense of $5.4 million on income before taxes of $16.7 million, an effective tax rate of 32.3%. During the first quarter of 2000, Provident's tax expense was $4.3 million on pre-tax income of $14.7 million, an effective tax rate of 29.4%. The change in effective tax rate is the result of the elimination during the first quarter of 2000 of federal and state tax issues for which a liability had previously been provided.

FINANCIAL CONDITION

    Total assets of the Corporation decreased $253 million from December 31, 2000 to March 31, 2001 as a result of deleveraging associated with the Corporation's continued use of its stock buyback authority. The Corporation repurchased 1.6 million shares during the quarter, including all of the 1,407,157 PBKS shares held by Mid-Atlantic Investors and its affiliates. Securities available for sale declined $237 million as a result of this deleveraging. Consumer loans declined $12 million as indirect auto loans declined over $25 million due to a decision by the Corporation in the third quarter of 2000 to exit this business. Commercial business loans declined $15 million partially due to the decision to sell a large national credit that had been performing as agreed at approximately face value and the sale of a syndicated health care credit that was on non-performing status. This decision was made to limit exposure to syndicated national credits. Real estate mortgage loans declined $36 million, $24 million from residential mortgage loans. Residential mortgage loans declined as the Corporation made a decision during the fourth quarter to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The $12 million decline in commercial mortgage loans was attributable to unanticipated payoffs.

    Total deposits ended the quarter at $3.81 billion, a decrease of $147 million over the December 31, 2000 level. Core deposits increased $79 million during the quarter as non-interest bearing demand deposits increased $24 million and interest bearing demand/money market accounts increased $46 million. Direct certificates of deposits and savings deposits also increased $3 million and $10 million, respectively. Borrowings, including trust preferred securities, decreased $93 million from December 31, 2000 ending the quarter at $1.1 billion.

    The primary sources of liquidity at March 31, 2001 were loans held for sale and investments available for sale, which totaled $1.64 billion. This represents 33% of total liabilities compared to 37% at December 31, 2000.

    At March 31, 2001, total stockholders' equity was $287 million, a $24 million decrease over December 31, 2000. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $175 thousand was raised through the dividend reinvestment plan, $1.6 million from the exercise of stock options, while capital increased by $6.8 million during the first quarter of 2001 as a result of Statement of Financial Accounting Standards No. 115. During the first quarter of 2001, the Corporation also repurchased shares totaling $37.8 million. At quarter-end, the leverage ratio was 6.52% and total stockholders' equity represented 9.91% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 12 to the Consolidated Financial Statements in the Corporation's Form 10-K/A filed with the Commission on November 8, 2001. The market risk of the Corporation has not experienced any material changes as of March 31, 2001 from December 31, 2000. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 2001.

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

(4) Included in Note G to the Unaudited Consolidated Financial Statements on Page 10 hereof.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



November 8, 2001                   /s/ Peter M. Martin
                                   -------------------
                                   Peter M. Martin
                                   Chairman and Chief Executive Officer





November 8, 2001                   /s/ Dennis A. Starliper
                                       -------------------
                                   Dennis A. Starliper
                                   Chief Financial Officer