Form 10-Q
period 2001-09-30
PROVIDENT BANKSHARES CORP
filed 2001-11-13
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

     [X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

                  For Quarterly Period Ended September 30, 2001
                                       OR
     [ ] Transition Report Pursuant to Section 13 or 15(d) of The Securities
                              Exchange Act of 1934

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


                                 (410) 277-7000
             ------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes    X          No
                                            ---------        -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 25,556,514 shares outstanding at October 29, 2001

               PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                               Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Condition - Unaudited
        September 30, 2001 and 2000 and December 31, 2000                        3

        Consolidated Statement of Income - Unaudited
        Three month and nine month periods ended September 30, 2001 and 2000     4

        Consolidated Statement of Cash Flows - Unaudited
        Nine months ended September 30, 2001 and 2000                            5

        Notes to Consolidated Financial Statements - Unaudited                   6

Item 2. Management's Discussion and Analysis
        of Results of Operations and Financial Condition                        12

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                       15

PART II - OTHER INFORMATION                                                     16

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



--------------------------------------------------------------------------------
Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.
--------------------------------------------------------------------------------

PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                             September 30,     December 31,        September 30,
(dollars in thousands)                                                           2001              2000                 2000
=================================================================================================================================

Assets
Cash and Due From Banks                                                    $        93,927    $       84,166      $        80,013
Short-Term Investments                                                               6,659            12,378               17,843
Mortgage Loans Held for Sale                                                         4,016             8,243               18,392
Securities Available for Sale                                                    1,837,925         1,876,509            2,027,827
Loans:
   Consumer                                                                      1,632,137         2,017,436            2,087,465
   Commercial Business                                                             347,612           356,041              351,015
   Real Estate -- Construction                                                     324,424           265,918              233,981
   Real Estate -- Mortgage                                                         596,972           725,799              700,656
---------------------------------------------------------------------------------------------------------------------------------
     Total Loans                                                                 2,901,145         3,365,194            3,373,117
Less: Allowance for Loan Losses                                                     34,704            38,374               37,469
---------------------------------------------------------------------------------------------------------------------------------
     Net Loans                                                                   2,866,441         3,326,820            3,335,648
---------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                         45,664            45,805               45,431
Accrued Interest Receivable                                                         36,788            47,281               50,951
Other Assets                                                                       135,968            98,241              119,658
---------------------------------------------------------------------------------------------------------------------------------
Total Assets                                                               $     5,027,388    $    5,499,443      $     5,695,763
=================================================================================================================================

Liabilities
Deposits:
  Noninterest-Bearing                                                      $       364,610    $      327,334      $       314,717
  Interest-Bearing                                                               3,066,964         3,627,436            3,702,679
---------------------------------------------------------------------------------------------------------------------------------
    Total Deposits                                                               3,431,574         3,954,770            4,017,396
---------------------------------------------------------------------------------------------------------------------------------
Borrowings                                                                       1,253,205         1,190,775            1,332,196
Other Liabilities                                                                   36,478            43,592               43,226
---------------------------------------------------------------------------------------------------------------------------------
  Total Liabilities                                                              4,721,257         5,189,137            5,392,818
---------------------------------------------------------------------------------------------------------------------------------

Stockholders' Equity
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares,
  Issued 31,386,107, 29,708,943 and 29,649,881 Shares; at September 30, 2001,
  December 31, 2000 and September 30, 2000, respectively                            31,386            29,709               29,650
Capital Surplus                                                                    284,120           251,184              251,234
Retained Earnings                                                                   90,405           104,488               98,283
Net Accumulated Other Comprehensive Income (Loss)                                    8,935           (10,695)             (33,295)
Treasury Stock at Cost - 5,741,201, 3,861,969 and 2,591,797 Shares
  at September 30, 2001, December 31, 2000 and September 30, 2000,
  respectively                                                                    (108,715)          (64,380)             (42,927)
---------------------------------------------------------------------------------------------------------------------------------
  Total Stockholders' Equity                                                       306,131           310,306              302,945
---------------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                 $     5,027,388    $    5,499,443      $     5,695,763
=================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries


                                                                      Three Months Ended              Nine Months Ended
                                                                         September 30,                   September 30,
--------------------------------------------------------------------------------------------------------------------------------
(in thousands, except per share data)                                2001             2000           2001               2000
================================================================================================================================
Interest Income
Interest and Fees on Loans                                       $    55,227     $     73,721    $   182,628        $   211,107
Interest on Securities                                                29,470           32,814         87,480             93,090
Tax-Advantaged Interest                                                  556              523          1,684              1,556
Interest on Short-Term Investments                                        72               90            249                182
--------------------------------------------------------------------------------------------------------------------------------
   Total Interest Income                                              85,325          107,148        272,041            305,935
--------------------------------------------------------------------------------------------------------------------------------
Interest Expense
Interest on Deposits                                                  33,633           46,546        113,898            131,714
Interest on Borrowings                                                17,012           22,142         51,714             59,313
--------------------------------------------------------------------------------------------------------------------------------
   Total Interest Expense                                             50,645           68,688        165,612            191,027
--------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income                                                 34,680           38,460        106,429            114,908
Less: Provision for Loan Losses                                        2,100            7,285         15,170             24,620
--------------------------------------------------------------------------------------------------------------------------------
  Net Interest Income after Provision for Loan Losses                 32,580           31,175         91,259             90,288
--------------------------------------------------------------------------------------------------------------------------------
Non-Interest Income
Service Charges on Deposit Accounts                                   15,530           13,310         44,557             36,273
Mortgage Banking Activities                                              146            1,042            579              2,873
Commissions and Fees                                                   1,290            1,069          3,660              3,748
Net Securities Gains                                                     167                -          7,756              7,858
Other Non-Interest Income                                              2,711            1,727          7,467              5,144
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Income                                          19,844           17,148         64,019             55,896
--------------------------------------------------------------------------------------------------------------------------------
Non-Interest Expense
Salaries and Employee Benefits                                        17,222           17,456         53,221             52,759
Occupancy Expense, Net                                                 3,383            3,213         10,060              9,547
Furniture and Equipment Expense                                        2,511            2,534          7,654              7,476
External Processing Fees                                               4,724            4,095         13,183             12,152
Other Non-Interest Expense                                             8,724            8,460         26,901             23,328
--------------------------------------------------------------------------------------------------------------------------------
   Total Non-Interest Expense                                         36,564           35,758        111,019            105,262
--------------------------------------------------------------------------------------------------------------------------------
Income before Income Taxes                                            15,860           12,565         44,259             40,922
Income Tax Expense                                                     5,030            4,030         14,069             12,962
--------------------------------------------------------------------------------------------------------------------------------
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                            10,830            8,535         30,190             27,960
Extraordinary Item -- Gain on Debt Extinguishment, Net                     -                -              -                770
Cumulative Effect of Change
  in Accounting Principle, Net                                             -                -         (1,160)                 -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $    10,830     $      8,535    $    29,030        $    28,730
================================================================================================================================
Basic Earnings Per Share
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                       $      0.42     $       0.31    $      1.16        $      1.01
Extraordinary Item -- Gain on Debt Extinguishment, Net                     -                -              -               0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                             -                -          (0.04)                 -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $      0.42     $       0.31    $      1.12        $      1.04
================================================================================================================================
Diluted Earnings Per Share
Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle                       $      0.41     $       0.31    $      1.12        $      0.99
Extraordinary Item -- Gain on Debt Extinguishment, Net                     -                -              -               0.03
Cumulative Effect of Change
  in Accounting Principle, Net                                             -                -          (0.04)                 -
--------------------------------------------------------------------------------------------------------------------------------
Net Income                                                       $      0.41     $       0.31    $      1.08        $      1.02
================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
(in thousands)
Nine Months Ended September 30                                                                 2001                2000
=============================================================================================================================
Operating Activities
   Net Income                                                                            $        29,030     $         28,730
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                             28,411               16,904
        Provision for Loan Losses                                                                 15,170               24,620
        Provision for Deferred Income Tax (Benefit)                                               (4,913)               7,201
        Realized Net Securities Gains                                                             (7,756)              (7,858)
        Loans Originated or Acquired and Held for Sale                                           (18,520)            (130,922)
        Proceeds from Sales of Loans Held for Sale                                                23,007              143,985
        Gain on Sales of Loans Held for Sale                                                        (260)                (920)
        Other Operating Activities                                                                (9,495)             (10,380)
-----------------------------------------------------------------------------------------------------------------------------
  Total Adjustments                                                                               25,644               42,630
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided by Operating Activities                                                         54,674               71,360
-----------------------------------------------------------------------------------------------------------------------------

Investing Activities
   Principal Collections and Maturities of Securities Available for Sale                         439,302              159,992
   Proceeds on Sales of Securities Available for Sale                                            591,407               80,429
   Purchases of Securities Available for Sale                                                   (722,266)            (191,011)
   Loan Originations and Purchases Less Principal Collections                                    161,362             (367,787)
   Purchases of Bank Owned Life Insurance                                                              -              (50,799)
   Proceeds from Business Acquisition                                                                  -                2,451
   Purchases of Premises and Equipment                                                            (7,069)              (5,913)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Investing Activities                                                 462,736             (372,638)
-----------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Net Increase (Decrease) in Deposits                                                          (523,196)              35,438
   Net Increase (Decrease) in Short-Term Borrowings                                              (17,156)             222,237
   Proceeds from Long-Term Debt                                                                  101,900              339,500
   Payments and Maturities of Long-Term Debt                                                     (22,081)            (249,306)
   Issuance of Stock                                                                               5,954                1,285
   Purchase of Treasury Stock                                                                    (44,335)             (29,672)
   Cash Dividends on Common Stock                                                                (14,454)             (12,947)
-----------------------------------------------------------------------------------------------------------------------------
Net Cash Provided (Used) by Financing Activities                                                (513,368)             306,535
-----------------------------------------------------------------------------------------------------------------------------
Increase in Cash and Cash Equivalents                                                              4,042                5,257
   Cash and Cash Equivalents at Beginning of Year                                                 96,544               92,599
-----------------------------------------------------------------------------------------------------------------------------
Cash and Cash Equivalents at End of Period                                               $       100,586     $         97,856
=============================================================================================================================

Supplemental Disclosures
-----------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                                $       120,940     $        141,180
Income Taxes Paid                                                                                 15,357                7,617
Loans Securitized and Converted to Securities Available for Sale                                 238,874              309,998
Stock Dividend                                                                                    28,659               20,087
Stock Issued for Acquired Company                                                                      -               29,922

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2001

NOTE A - BASIS OF PRESENTATION


    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K/A for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on November 8, 2001.

NOTE B - ACCOUNTING FOR DERIVATIVES

Significant Accounting Policies
-------------------------------

    Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No. 133"). The statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.

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

    The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At September 30, 2001, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $3.8 million, resulting in no net earnings impact for the nine months ended September 30, 2001. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income (OCI). At September 30, 2001, the Corporation has recorded a decline in the fair value of derivatives of $2.1 million, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings.

    All ineffective portions of hedges are reported in and affect net earnings immediately. For the nine months ending September 30, 2001, the Corporation had no ineffective portions of hedges.

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

NOTE C - EXTRAORDINARY ITEM

    During the first quarter 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.03 per share, after taxes of $415 thousand was recognized.

NOTE D - PER SHARE INFORMATION

    The following table presents a summary of per share data and amounts for the periods indicated:

                                                              Three Months           Nine Months
                                                                  Ended                 Ended
                                                              September 30,          September 30,
-------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)                2001       2000        2001        2000
-------------------------------------------------------------------------------------------------------

Net Income Before Extraordinary Item                       $ 10,830   $  8,535     $ 30,190    $ 27,960
Extraordinary Item -- Gain on Debt Extinguishment, Net            -          -            -         770
Cumulative Effect of Change in Accounting Principle, Net          -          -       (1,160)          -
------------------------------------------------------------------------------------------------------
Net Income                                                 $ 10,830   $  8,535     $ 29,030    $ 28,730
======================================================================================================

Basic
Basic EPS Shares                                             25,666     27,280       25,898      27,512
Net Income Before Extraordinary Item                       $   0.42   $   0.31     $   1.16    $   1.01
Extraordinary Item -- Gain on Debt Extinguishment, Net            -          -            -        0.03
Cumulative Effect of Change in Accounting Principle, Net          -          -        (0.04)          -
------------------------------------------------------------------------------------------------------
Net Income Per Share                                       $   0.42   $   0.31     $   1.12    $   1.04
======================================================================================================

Diluted
Dilutive Shares (principally stock options)                     795        538          930         540
Diluted EPS  Shares                                          26,461     27,818       26,828      28,052
Net Income Before Extraordinary Item                       $   0.41   $   0.31     $   1.12    $   0.99
Extraordinary Item -- Gain on Debt Extinguishment, Net            -          -            -        0.03
Cumulative Effect of Change in Accounting Principle, Net          -          -        (0.04)          -
------------------------------------------------------------------------------------------------------
Net Income Per Share                                       $   0.41   $   0.31     $   1.08    $   1.02
======================================================================================================

NOTE E - INVESTMENT SECURITIES

     The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                       Gross            Gross
                                                     Amortized       Unrealized       Unrealized        Market
(in thousands)                                         Cost            Gains            Losses           Value
----------------------------------------------------------------------------------------------------------------

September 30, 2001

Securities Available for Sale

U.S. Treasury and Government
  Agencies and Corporations                       $     80,926    $         696    $           -    $     81,622
Mortgage-Backed Securities                           1,582,733           23,813              501       1,606,045
Municipal Securities                                    23,452            1,013                -          24,465
Other Debt Securities                                  134,652              149            9,008         125,793
----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  1,821,763    $      25,671    $       9,509    $  1,837,925
----------------------------------------------------------------------------------------------------------------

September 30, 2000

Securities Available for Sale

U.S. Treasury and Government
  Agencies and Corporations                       $     86,067    $       1,055    $          40    $     87,082
Mortgage-Backed Securities                           1,826,498            5,435           37,268       1,794,665
Municipal Securities                                    26,615              171              214          26,572
Other Debt Securities                                  139,866               17           20,375         119,508
----------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale             $  2,079,046    $       6,678    $      57,897    $  2,027,827
----------------------------------------------------------------------------------------------------------------

    At September 30, 2001 a net unrealized gain on securities available for sale of $10.5 million was reflected as a component of Net Accumulated Other Comprehensive Income which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss on securities available for sale of $33.3 million at September 30, 2000. For details regarding investment securities at December 31, 2000, refer to Notes 1 and 7 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K/A filed November 8, 2001.

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

                                                                            Three Months Ended                Nine Months Ended
                                                                              September 30,                     September 30,
----------------------------------------------------------------------------------------------------------------------------------
(in thousands)                                                                2001          2000                2001          2000
----------------------------------------------------------------------------------------------------------------------------------

Net Income                                                              $   10,830      $  8,535          $   29,030      $ 28,730
Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition Adjustment                -             -                (452)            -
    Loss on Derivatives Recognized in Other Comprehensive Income            (1,281)            -              (1,630)            -
    Unrealized Holding Gain on Debt Securities                              26,344        21,344              40,036        24,830
    Less: Reclassification Adjustment for Gains Included in Net Income         167             -               7,756         7,858
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, Before Tax                                      24,896        21,344              30,198        16,972
Income Tax Related to Items of Other Comprehensive Income                    8,713         7,473              10,568         5,944
----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income, After Tax                                       16,183        13,871              19,630        11,028
----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                    $   27,013      $ 22,406          $   48,660      $ 39,758
----------------------------------------------------------------------------------------------------------------------------------

NOTE G-SECURITIZATION OF LOANS

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

Valuation of Retained Interests

    The Corporation determined the current fair value of the retained interest using certain key assumptions and the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions. The results are presented in the table below as of September 30, 2001.

                                                        Retained
(in thousands)                                       FNMA Securities
---------------------------------------------------------------------
Carrying Amount/Fair Value of Retained Interests        $532,141
Weighted-Average Life in Years                               2.5
Annual Prepayment Assumption                                28.2%
    Impact on Fair Value of 10% Adverse Change           $(6,738)
    Impact on Fair Value of 20% Adverse Change            (7,781)
Annual Cash Flow Discount Rate                              6.86%
    Impact on Fair Value of 10% Adverse Change           $(9,569)
    Impact on Fair Value of 20% Adverse Change           (20,639)

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

Recourse Reserve

    At September 30, 2001, the recourse liability of $3.2 million was determined to be adequate. At September 30, 2001 the principal balance of loans securitized or purchased with recourse amounted to $532.1 million. Principal balances of loans 90 days or more past due was $1.3 million at September 30, 2001. Net losses during the nine month period ending September 30, 2001 were $1.5 million.

NOTE H - FUTURE CHANGES IN ACCOUNTING PRINCIPLES

    In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after September 30, 2001. Under SFAS 142, amortization of goodwill, including goodwill recorded in past business combinations, will discontinue upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the nine-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. The Corporation is currently reviewing the provisions of SFAS 142 and assessing the impact of adoption.

    In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The provisions of SFAS No. 144 are effective for the Corporation on January 1, 2002. Management does not expect SFAS No.144 to have a significant impact on the Corporation.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

EARNINGS SUMMARY

    Provident Bankshares reported operating earnings for the quarter ended September 30, 2001 of $10.8 million, or $.41 per share on a diluted basis. This is an increase of 27% from $8.5 million, or $.31 per diluted share in the 2000 comparable quarter.

    Net interest margin for the 2001 third quarter was 2.91%, compared to 2.84% for the same quarter of 2000. Non-interest income (excluding securities gains) was up $2.5 million or 14.7% for the 2001 third quarter. There were $167 thousand in securities gains during the 2001 third quarter compared to none in the same period a year ago. The Company's non-interest expense increased by 2.3%, up $806 thousand from the same quarter last year.


NET INTEREST INCOME

     Tax-equivalent net interest income fell by $3.8 million to $34.9 million for the third quarter of 2001, as compared to the third quarter of 2000. Net interest margin for the 2001 third quarter was 2.91%, compared to 2.84% in the third quarter of 2000. Provident's tax-equivalent interest income fell $21.8 million from the third quarter of 2000, caused by a combination of $651 million in lower earning assets and 77 basis points reduction in yield. The reduction in earning assets was mainly in investments of $65 million and $685 million in acquired second mortgage loan portfolio. This reduction is consistent with the Company's strategy to replace wholesale assets and liabilities with core products. Growth in core assets was driven by increases in Commercial Construction loans of $69 million, $13 million in Residential Construction and $55 million in Residential Mortgage. The increase in residential mortgage loans is partially attributable to the acquisition of Harbor Federal Bancorp during the third quarter of 2000. Consumer loans declined $675 million due to the securitization of $324 million of second mortgage loans during the third quarter of 2000 and $239 million during the second quarter of 2001. Mortgage loans held for sale declined $34 million as the Bank made the decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The yield on earning assets was 7.12% compared to 7.89% for the third quarter of 2000.

     Total interest expense for the third quarter of 2001 was $18 million under a year ago, the combined result of a decrease of $560 million in the average outstanding balance of interest-bearing liabilities and a 95 basis point decrease in rate paid. This decrease is associated with lower wholesale funding sources consistent with the strategy to shift to more core assets and liabilities. Borrowings declined $49 million, brokered deposits declined $629 million and money market CD's declined $63 million. Direct certificates of deposits increased $81 million and interest-bearing demand deposits/money market deposits increased $92 million. Non-interest bearing demand deposits increased $44 million. The increases in core deposits are attributable to the continued expansion of our branch network as well as the acquisition of Harbor Federal Bancorp during the third quarter of 2000.

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

PROVISION FOR LOAN LOSSES

     The Corporation recorded a $2.1 million provision for loan losses, with net charge-offs of $2.7 million for the third quarter of 2001, compared to a provision of $7.3 million and net charge-offs of $10.4 million for the same period of 2000. The majority of the decrease in the provision for loan losses is mainly related to the losses taken in the third quarter of 2000 associated to syndicated health care credits. Provident has been closely monitoring its health care industry credits where the operators have had to adjust to changes in Medicare reimbursement policies. During the second quarter of 2001, the Company wrote down its last remaining non-performing health care credit. The Company has obtained a contract of sale on the nursing home related to this loan and expects to exit the credit without any additional losses. The Corporation continues to emphasize loan quality and closely monitors potential problem credits in the commercial loan portfolio. In addition, organizational and policy changes have been made in the consumer loan area, particularly in the acquired second mortgage portfolio to more closely monitor potential problem loans. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance for loan losses at September 30, 2001 was $34.7 million, compared to $37.5 million a year ago. At September 30, 2001, the allowance represented 1.20% of total loans and 120% of non-performing loans. Total non-performing loans were $28.8 million at September 30, 2001 and $31.3 million at September 30, 2000. Non-performing loans as a percent of loans outstanding as of September 30, 2001 were .99%.

NON-INTEREST INCOME

     Non-interest income, exclusive of securities gains, totaled $20 million in the third quarter of 2001 compared to $17 million for the third quarter of 2000. This increase was driven by deposit product revenues, which increased $2.2 million. The increase in deposit fees was driven by continued growth in account volume and pricing changes. Other non-interest income was up $984 thousand mainly associated with Bank Owned Life Insurance while Commission and Fees were up $221 thousand attributable to investment service fees. Mortgage banking income declined $896 thousand as the Corporation made a decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers.

    There were $167 thousand in securities gains during the 2001 third quarter compared to none in the same period a year ago.

NON-INTEREST EXPENSE

    Third quarter non-interest expense was $36.6 million, compared to $35.8 million for the same period last year. Salaries and benefits decreased $234 thousand, which reflects the Company's continued focus on operating expense control and anticipated expense reductions from lines of business exited last year. Occupancy expense increased $170 thousand and furniture and equipment expense decreased $23 thousand. The branch network expansion contributed to these increases. External processing fees increased $629 thousand mainly related to increased account volume. All other expenses increased $264 thousand, majority of which is associated with goodwill amortization and professional fees.

INCOME TAXES

    Provident recorded income tax expense of $5.0 million on income before taxes of $15.9 million, an effective tax rate of 31.7%. During the third quarter of 2000, Provident's tax expense was $4.0 million on pre-tax income of $12.6 million, an effective tax rate of 32.1%. The change in effective tax rate is the result higher tax advantage assets in the third quarter of 2001 compared to same quarter last year.

FINANCIAL REVIEW FOR NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

    For the nine months ending September 30, 2001, net income before extraordinary item and cumulative effect of change in accounting principle was $30.2 million or $1.16 per share basic and $1.12 diluted, compared to $28.0 million or $1.01 per share basic and $.99 per share diluted for the nine months ended September 30, 2000. As a result of a one-time transition adjustment of $1.2 million (net of taxes) for Statement of Financial Accounting Standards No. 133 "Accounting of Derivative Instruments and Hedging Activities," ("SFAS No. 133") net income for the nine months ending September 30, 2001 is $29.0 million, or $1.08 per diluted share.

    The $8.5 million decrease in tax-equivalent net interest income for 2001 was the result of a 6.4% or $338 million decrease in average earning assets over the prior year. Net interest margin dropped by 3 basis points caused by a decline of 38 basis points in yield, a 43 basis point decrease in costs of interest-bearing liabilities and a $72 million reduction in other funds provided.

    The provision for loan losses decreased $9.5 million to $15.2 million in 2001. The allowance for loan losses ended the quarter at $34.7 million or 1.20% of loans outstanding.

    Non-interest income, excluding net securities gains, increased 17% to $56.3 million. Deposit service charges rose $8.3 million over the prior year to $44.6 million, mortgage banking declined $2.3 million to $579 thousand, and commissions and fees decreased 2% to $3.7 million. Net securities gains were $7.8 million in 2001 and $7.9 million in 2000.

    Provident's non-interest expense, excluding recourse liability expense, rose 3.7% in 2001 over 2000. Salaries and employee benefits increased $462 thousand attributable to merit increases and new branches. Occupancy costs grew $513 thousand or 5.4% and furniture and equipment expense increased $178 thousand or 2.4% due to branch network expansion. External processing increased $1.0 million due to increased account volumes. During the second quarter of 2001, the Corporation recorded a $1.9 million increase to the existing recourse reserve related to $659 million of mortgage backed securities which is part of the $1.5 billion acquired second mortgage portfolio. All other expenses net of recourse liability increased $1.7 million, majority of which is associated with goodwill amortization and professional fees.

    Provident recorded an income tax expense of $14.1 million in first nine months of 2001 based on pre-tax income of $44.3 million, which represented an effective tax rate of 31.8%. This compares with a 31.7% effective tax rate for same period of 2000.

FINANCIAL CONDITION

    Total assets of the Corporation decreased $472 million from December 31, 2000 to September 30, 2001. This decline is the result of a specific corporate strategy focused at reducing wholesale assets and liabilities and focusing resources on growth from core banking sources. Through the implementation of this strategy the Corporation has been able to continue the use of its stock buyback authority to repurchase shares resulting in the de-leveraging of the Bank's capital. During the current quarter the Corporation repurchased 114,275 shares. The implementation of the core business strategy, resulted in the reduction of loan and brokered deposit balances from December 31, 2000. Securities available for sale declined $38.6 million from December 31, 2000. Consumer loans have declined $385 million from December 31, 2000 as the Company securitized approximately $239 million of acquired second mortgages during the second quarter of 2001. Commercial business loans also declined $8.4 million partially due to the decision to sell a large national credit that had been performing as agreed at approximately face value and the sale of a syndicated health care credit that was on non-performing status. Both of the loan transactions took place during the first quarter of 2001. This decision was made to limit exposure to syndicated national credits. Also during the second quarter of 2001, the Company decided to write down its last remaining non-performing health care credit. Real estate mortgage loans declined $129 million, $105 million from residential mortgage loans. Residential mortgage loans declined as the Corporation made a decision during the fourth quarter of 2000 to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. The $24 million decline in commercial mortgage loans was attributable to unanticipated payoffs.

    Total deposits ended the quarter at $3.4 billion, a decrease of $523 million over the December 31, 2000 level. Brokered deposits have decreased $570 million since December 31, 2000 as part of the Company's strategy to move from wholesale funding sources to a larger mix of core deposits. Interest bearing demand and money market accounts increased $64 million and non-interest bearing demand increased $37 million since December 31, 2000. Direct certificates of deposits and savings deposits also decreased $3 million and increased $7 million, respectively since December 31, 2000. Borrowings and debt have decreased $62 million from December 31, 2000 ending the quarter at $1.3 billion. Of this $1.3 billion, trust preferred capital securities represent $70 million.

    The primary sources of liquidity at September 30, 2001 were investments available for sale, which totaled $1.8 billion. This represents 38.9% of total liabilities compared to 36.2% at December 31, 2000.

    At September 30, 2001, total stockholders' equity was $306 million, a $4.2 million decrease over December 31, 2000. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $556 thousand was raised through the dividend reinvestment plan, $5.4 million from the exercise of stock options, while capital increased by $19.6 million during the first nine months of 2001 as a result of Statement of Financial Accounting Standards No. 115. During the first nine months of 2001, the Corporation also repurchased shares totaling $44.3 million. At quarter-end, the leverage ratio was 7.04% and total stockholders' equity represented 10.51% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


    For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 14 to the Consolidated Financial Statements in the Corporation's Form 10-K/A filed with the Commission on November 8, 2001. The market risk of the Corporation has not experienced any material changes as of September 30, 2001 from December 31, 2000. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 2001.

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

              (3.1) Articles of Incorporation of Provident Bankshares Corporation(1)

              (3.2) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

              (4.1)  Stockholder Protection Rights Plan, as amended (2)

              (11.0) Statement Re: Computation of Per Share Earnings (4)

          (b) Reports on Form 8-K were filed with the Securities and Exchange Commission as follows:

                August 8, 2001 - Provident Bankshares Corporation issued a press release on August 6, 2001 announcing the release of its second quarter earnings.

                July 17, 2001 - Provident Bankshares Corporation issued a press release on July 16, 2001 announcing the release of second quarter earnings was rescheduled.

(1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on August 18, 1994.

(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on August 14, 1998.

(3) Incorporated by reference from Providents's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

(4) Included in Note D to the Unaudited Consolidated Financial Statements on Page 8 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



November 13, 2001                    /s/ Peter M. Martin
                                     -------------------------------------
                                     Peter M. Martin
                                     Chairman and Chief Executive Officer



November 13, 2001                    /s/ Dennis A. Starliper
                                     -------------------------------------
                                     Dennis A. Starliper
                                     Chief Financial Officer