Form 10-K
period 2001-12-31
PROVIDENT BANKSHARES CORP
filed 2002-03-08
CIK 818969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

/x/	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2001

or

/ /	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period

Commission File Number 0-16421

PROVIDENT BANKSHARES CORPORATION
(Exact Name of Registrant as Specified in its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	52-1518642 (I.R.S. Employer Identification Number)

114 East Lexington Street, Baltimore, Maryland 21202
(Address of Principal Executive Offices)

(410) 277-7000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
 Title of each class
None

Name of each exchange on which registered
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $1.00 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2002 was $602,923,257. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

        At January 31, 2002, the Registrant had 25,139,472 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

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

PART I

Item 1. Business

        Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized in 1987 by the management of Provident Bank ("the Bank"), and registered as a bank holding company under the Bank Holding Company Act of 1956. Through a reorganization dated December 22, 1987, the Corporation became the sole stockholder of the Bank. The reorganization allowed the Bank to convert from a Maryland chartered mutual savings bank, the form in which it had operated since 1886, to a Maryland chartered stock commercial bank. At December 31, 2001, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in terms of assets.

        For the discussion regarding lending and investment activities as well as sources of funds of the Corporation, see pages 19 through 27.

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

Mortgage Banking Activities

        Provident Mortgage Corp. ("PMC"), a subsidiary of the Bank, was formed in 1992 to offer a broad range of mortgage lending products to consumers and thereby enhance the Corporation's mortgage banking operations. During the fourth quarter of 2000, the Corporation made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and to no longer seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp. was phased out.

Employees

        At December 31, 2001, the Corporation and its subsidiaries had 1,545 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

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

        The majority of the Bank's 100 offices are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 14 and leases 86 of its offices. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

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

Item 4. Submission Of Matters To A Vote Of Security Holders

        None.

PART II

Item 5. Market For The Registrant's Common Equity And Related Stockholder Matters

        The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 2001 and 2000 is shown in Table 6—"Consolidated Quarterly Results of Operations, Market Prices and Dividends" contained in Management's Discussion and Analysis (Item 7). At January 31, 2002, there were approximately 3,150 holders of record of the Corporation's common stock.

        For the year 2001, the Corporation declared and paid dividends of $.75 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, economic conditions and other factors, including the regulation restrictions which affect the payment of dividends by the Bank to the Corporation.

Item 6. Selected Financial Data
Table 1

	Year Ended December 31,
(dollars in thousands, except per share data)	2001	2000	1999	1998	1997
Interest Income (tax-equivalent)	$349,035	$413,681	$353,341	$319,240	$280,167
Interest Expense	208,933	258,677	207,421	189,868	156,718

Net Interest Income (tax-equivalent)	140,102	155,004	145,920	129,372	123,449
Provision for Loan Losses	17,940	29,877	11,570	12,027	9,953

Net Interest Income after Provision for Loan Losses	122,162	125,127	134,350	117,345	113,496
Non-Interest Income	75,985	66,581	61,026	55,892	41,947
Net Securities Gains	11,442	8,499	312	6,749	2,337
Merger Related Expenses (1)	—	—	—	—	10,047
Non-Interest Expense	146,223	142,470	129,375	120,452	108,091

Income Before Income Taxes	63,366	57,737	66,313	59,534	39,642
Income Tax Expense (tax-equivalent)	20,741	18,802	22,163	20,504	14,683

Income Before Extraordinary Item	42,625	38,935	44,150	39,030	24,959
Extraordinary Item — Gain on Debt Extinguishment, Net	—	770	—	—	—
Cumulative Effect of Accounting Change	(1,160)	—	—	—	—

Net Income	$41,465	$39,705	$44,150	$39,030	$24,959

Per Share Amounts:
Basic — Net Income Before Extraordinary Item	$1.65	$1.42	$1.58	$1.39	$.91
— Net Income	1.61	1.44	1.58	1.39	.91
Diluted — Net Income Before Extraordinary Item	$1.60	$1.39	$1.53	$1.34	$.88
— Net Income	1.56	1.41	1.53	1.34	.88

Cash Dividends Paid	$.75	$.64	$.54	$.45	$.36

Tax-Equivalent Adjustment (2)	$941	$983	$964	$1,133	$1,055

Total Assets	$4,899,717	$5,499,443	$5,094,477	$4,675,897	$3,926,739
Total Stockholders' Equity	286,282	310,306	274,599	296,077	270,182
Total Common Equity (3)	292,740	321,001	318,922	290,769	265,449
Total Long-Term Debt (4)	860,106	792,942	666,280	774,477	469,077
Return on Average Assets (5)	.81%	.73%	.90%	.90%	.68%
Return on Average Equity (5)	14.11	14.40	15.46	13.75	9.90
Return on Average Common Equity	14.05	12.48	14.61	13.99	9.91
Stockholders' Equity to Assets	5.84	5.64	5.39	6.33	6.88
Average Equity to Average Assets	5.73	5.07	5.83	6.52	6.89
Dividend Payout Ratio	48.35	45.41	34.26	32.16	39.92

(1)
Merger Related Expenses—Exclusive of after-tax merger-related expenses incurred during 1997, net income would have been $33.6 million. Return on average assets and return on average equity for 1997 would have been .92% and 13.33%, respectively. Basic earnings per share and diluted earnings per share would have been $1.22 and $1.18, respectively.

(2)
Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2001 through 1999, and 39.55% for 1998 and 1997.

(3)
Common Equity excludes net accumulated other comprehensive income which is comprised of unrealized gains or losses on available for sale securities and unrealized gains or losses on the effective portion of cash flow hedges.

(4)
Long-term debt is composed primarily of FHLB Advances and Trust Preferred Securities.

(5)
Exclusive of Cumulative Change in Accounting Principle, Return on Average Assets and Return on Average Equity for 2001 would have been .83% and 14.50%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

        The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2001. This discussion and tabular presentations should be read in conjunction with the accompanying financial statements and notes.

        Provident Bankshares Corporation ("the Corporation"), through its wholly owned subsidiary, Provident Bank ("the Bank"), offers consumer and commercial banking services. Provident operates in the dynamic Baltimore-Washington corridor through a network of 100 offices in Maryland, Northern Virginia, and southern York County, PA. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center Inc. ("PIC") and leases through Court Square Leasing Corporation and Provident Lease Corp. During 2000, the Corporation acquired Harbor Federal Bancorp ("Harbor Federal") and the acquisition was accounted for as a purchase. Results have been included in operations for periods subsequent to the acquisition.

        The Corporation recorded net income in 2001 of $41.5 million or $1.56 per share/diluted, a 4.4% increase in net income and 10.6% increase in diluted earnings per share over 2000. Tax-equivalent net interest income declined 9.6%, non-interest income, excluding securities gains, grew 14.1% while non-interest expense increased 2.6%. The provision for loan losses declined 40% from 2000 recognizing the improvement in the national syndicated loan portfolio associated with the health care industry, which translated into lower charge-offs. In accordance with the adoption of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Corporation recognized a transition adjustment in 2001 of $1.2 million net of taxes on January 1, 2001. These variances are discussed in more detail beginning on the following pages.

RESULTS OF OPERATIONS

Net Interest Income

        The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion on net interest income should be read in conjunction with Table 2—"Analysis of Changes in Net Interest Income" and Table 3—"Consolidated Average Balances, Interest Income and Expense and Yields and Rates."

        Tax-equivalent net interest income for 2001 decreased $14.9 million, or 9.6%, from 2000 as average earning assets declined $444 million over the prior year. Net interest margin decreased to 2.89% from 2.93% in 2000.

        Provident's tax-equivalent interest income decreased $64.6 million, or 15.6%, during the year due to the decline in average earning assets along with a 62 basis point decrease in yield. The decrease in yield was mainly due to a lower interest rate environment during 2001 compared to 2000, which contributed to higher premium amortization on the acquired loan portfolio. The average prime rate in 2001 was 6.77% compared to 9.23% in 2000. The decrease of $444 million in average earning assets was in accordance with the Corporation's strategic plan to reduce the wholesale segment of the balance sheet, a large portion of which is comprised of the acquired loan portfolio. The average acquired loan portfolio declined $474 million during 2001. This decline is related to run-off associated with the lower interest rate environment that led to large refinancings, and to a $239 million securitization during the second quarter of 2001. Average investments declined $106 million and mortgage loans held for sale declined $31 million during the year. Core loans, which are loans resulting from direct relationships with customers, increased as average commercial construction loans increased $66 million, average residential construction loans increased $12 million and average direct installment loans increased $28 million. Average residential mortgage loans increased $85 million mainly related to the acquisition of Harbor Federal in September 2000. The yield on investments and loans decreased 41 basis points and 72 basis points, respectively. This decline is related to a lower interest rate environment that contributed to additional premium amortization of approximately $9.0 million on the acquired loan portfolio. As part of the Bank's strategy, gains were taken on securities held specifically to hedge the additional premium amortization. Interest lost from non-accruing loans was $1.9 million compared to $4.1 million in 2000. Average non-accrual loans for 2001 were approximately $29 million. This decrease was primarily associated with health care credits, a majority of which were charged off or sold during 2000 and early 2001.

        Interest expense decreased $49.7 million from 2000 resulting from a $372 million decline in average interest-bearing liabilities and lower cost of funds. The overall cost of funds decreased 58 basis points as total interest-bearing liabilities decreased 67 basis points mainly due to lower rate environment. The average rate paid on borrowed funds decreased 95 basis points during 2001.

        As a result of derivative transactions undertaken to insulate the Bank from interest rate risks, interest income decreased by $225 thousand and interest expense decreased by $982 thousand, for a total increase of $757 thousand in net interest income for the year ending December 31, 2001.

        The decrease in average interest-bearing liabilities reflects a $322 million decline in interest-bearing deposits, including a $439 million decline in brokered deposits which followed the Corporation's strategy in reducing its dependence on the wholesale segment. Non-interest bearing demand deposit accounts grew by $46 million or 16%. The Corporation experienced a $51 million decrease in borrowed funds.

        Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates. Please refer to the section entitled "Interest Sensitivity Management" on page 28 for further discussion of the impact of current trends on net interest income in 2001.

Analysis of Changes in Net Interest Income
Table 2

	2001/2000				2000/1999
		Variance Due to Change In				Variance Due to Change In
(in thousands) (tax-equivalent basis)	Net Increase/ (Decrease)	Average Rate	Average Volume	Average Rate/Volume	Net Increase/ (Decrease)	Average Rate	Average Volume	Average Rate/Volume
Interest Income From:
Loans:
Consumer	$(51,038)	$(15,578)	$(38,693)	$3,233	$3,331	$10,153	$(6,464)	$(358)
Commercial Business	(2,004)	(1,752)	(268)	16	(1,180)	1,395	(2,462)	(113)
Real Estate — Construction	224	(5,336)	7,534	(1,974)	8,801	1,265	6,793	743
Real Estate — Mortgage	5,240	(1,602)	7,100	(258)	14,931	1,941	12,181	809
Mortgage Loans Held for Sale	(2,498)	(255)	(2,460)	217	(5,701)	1,088	(6,026)	(763)
Other Short-Term Investments	47	17	28	2	153	(5)	166	(8)
U.S. Treasury and Government Agencies and Corporations	(450)	(925)	566	(91)	2,708	(23)	2,752	(21)
Mortgage-Backed Securities	(13,925)	(6,270)	(8,108)	453	37,146	5,957	28,897	2,292
Municipal Securities	(251)	(81)	(177)	7	(22)	(3)	(19)	—
Other Debt Securities	9	(324)	344	(11)	173	140	33	—

Total Interest Income	(64,646)	(32,642)	(34,746)	2,742	60,340	18,777	39,466	2,097

Interest Expense On:
Demand/Money Market Deposits	(1,661)	(3,593)	2,444	(512)	3,008	1,411	1,452	145
Savings Deposits	(3,964)	(3,937)	(38)	11	(819)	(680)	(146)	7
Certificates of Deposit	(29,768)	(5,009)	(25,682)	923	24,793	11,300	12,281	1,212
Individual Retirement Accounts	339	48	289	2	(357)	140	(488)	(9)
Short-Term Borrowings	(21,434)	(14,118)	(12,575)	5,259	21,021	2,561	15,370	3,090
Long-Term Debt	6,744	(2,550)	9,825	(531)	3,610	5,983	(2,087)	(286)

Total Interest Expense	(49,744)	(32,294)	(19,939)	2,489	51,256	23,743	24,687	2,826

Net Interest Income	$(14,902)	$(348)	$(14,807)	$253	$9,084	$(4,966)	$14,779	$(729)

        Table 2 analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. The calculation of rate, volume and rate/volume variances is based upon a procedure established for banks by the Securities and Exchange Commission. Rate, volume and rate/volume variances presented for each component will not total to the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities. The impact of hedging strategies on interest income and interest expense has been included in the appropriate classifications above.

Consolidated Average Balances, Interest Income and Expense and Yields and Rates
Table 3

	2001			2000			1999
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-Earning Assets:
Loans: (1)(2)
Consumer	$1,801,067	$135,415	7.52%	$2,272,693	$186,453	8.20%	$2,355,855	$183,122	7.77%
Commercial Business	350,179	27,096	7.74	353,437	29,100	8.23	384,708	30,280	7.87
Real Estate—Construction	290,208	20,590	7.09	211,842	20,366	9.61	133,458	11,565	8.67
Real Estate—Mortgage	641,561	49,412	7.70	552,720	44,172	7.99	390,177	29,241	7.49

Total Loans	3,083,015	232,513	7.54	3,390,692	280,091	8.26	3,264,198	254,208	7.79

Mortgage Loans Held for Sale	5,443	395	7.26	36,352	2,893	7.96	121,663	8,594	7.06
Other Short-Term Investments	7,333	309	4.21	6,610	262	3.96	2,617	109	4.17
US Treasury and Government Agencies and Corporations	87,012	5,283	6.07	79,189	5,733	7.24	41,464	3,025	7.30
Mortgage-Backed Securities	1,497,692	98,330	6.57	1,614,289	112,255	6.95	1,165,777	75,109	6.44
Municipal Securities	24,194	1,782	7.37	26,508	2,033	7.67	26,756	2,055	7.68
Other Debt Securities	142,056	10,423	7.34	137,522	10,414	7.57	137,078	10,241	7.47

Total Investment Securities (2)	1,750,954	115,818	6.61	1,857,508	130,435	7.02	1,371,075	90,430	6.60

Total Interest-Earning Assets	4,846,745	349,035	7.20	5,291,162	413,681	7.82	4,759,553	353,341	7.42

Less: Allowance for Loan Losses	(36,512)			(37,659)			(36,989)
Cash and Due From Banks	80,028			78,126			68,725
Other Assets	238,717			151,117			121,354

Total Assets	$5,128,978			$5,482,746			$4,912,643

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits	$684,383	15,493	2.26	$599,030	17,154	2.86	$543,257	14,146	2.60
Savings Deposits	606,904	9,617	1.58	608,617	13,581	2.23	614,869	14,400	2.34
Certificates of Deposit	1,816,630	109,555	6.03	2,227,174	139,323	6.26	2,011,484	114,530	5.69
Individual Retirement Accounts	144,647	7,977	5.51	139,371	7,638	5.48	148,441	7,995	5.39
Short-Term Borrowings	336,887	12,324	3.66	536,883	33,758	6.29	243,300	12,737	5.24
Long-Term Debt	867,451	53,967	6.22	718,059	47,223	6.58	754,145	43,613	5.78

Total Interest-Bearing Liabilities	4,456,902	208,933	4.69	4,829,134	258,677	5.36	4,315,496	207,421	4.81

Noninterest-Bearing Demand Deposits	337,949			292,360			255,259
Other Liabilities	39,051			43,144			39,752
Stockholders' Equity	295,076			318,108			302,136

Total Liabilities and Stockholders' Equity	$5,128,978			$5,482,746			$4,912,643

Net Interest-Earning Assets	$389,843			$462,028			$444,057

Net Interest Income (tax-equivalent)		140,102			155,004			145,920
Less: Tax-Equivalent Adjustment		(941)			(983)			(964)

Net Interest Income		$139,161			$154,021			$144,956

Net Yield on Interest-Earning Assets (tax-equivalent)			2.89%			2.93%			3.07%

(1)
Average loan balances include non-accrual loans.

(2)
Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2001 through 1999 and 39.55% for 1998 and 1997.

Consolidated Average Balances, Interest Income And Expense And Yields And Rates
Table 3 (continued)

	1998			1997
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-Earning Assets:
Loans:(1)(2)
Consumer	$1,920,378	$148,228	7.72%	$1,402,359	$113,496	8.09%
Commercial Business	325,209	27,170	8.35	292,788	25,607	8.75
Real Estate—Construction	125,650	11,837	9.42	125,565	12,968	10.33
Real Estate—Mortgage	517,068	41,011	7.93	624,604	50,227	8.04

Total Loans	2,888,305	228,246	7.90	2,445,316	202,298	8.27

Mortgage Loans Held for Sale	114,284	8,012	7.01	37,662	2,851	7.57
Other Short-Term Investments	5,043	235	4.66	6,023	263	4.37
US Treasury and Government Agencies and Corporations	45,526	3,303	7.26	90,709	6,437	7.10
Mortgage-Backed Securities	1,101,684	74,358	6.75	914,196	64,531	7.06
Municipal Securities	23,036	1,797	7.80	18,875	1,512	8.01
Other Debt Securities	45,307	3,289	7.26	28,174	2,275	8.07

Total Investment Securities (2)	1,215,553	82,747	6.81	1,051,954	74,755	7.11

Total Interest-Earning Assets	4,223,185	319,240	7.56	3,540,955	280,167	7.91

Less: Allowance for Loan Losses	(38,831)			(33,017)
Cash and Due From Banks	60,562			57,923
Other Assets	105,659			89,650

Total Assets	$4,350,575			$3,655,511

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits	$463,874	13,776	2.97	$403,128	11,347	2.81
Savings Deposits	617,643	18,811	3.05	620,267	20,450	3.30
Certificates of Deposit	1,559,985	88,411	5.67	1,194,202	67,917	5.69
Individual Retirement Accounts	162,088	9,317	5.75	111,252	6,290	5.65
Short-Term Borrowings	317,424	17,424	5.49	505,640	28,737	5.68
Long-Term Debt	695,625	42,129	6.06	360,862	21,977	6.09

Total Interest-Bearing Liabilities	3,816,639	189,868	4.97	3,195,351	156,718	4.90

Noninterest-Bearing Demand Deposits	212,339			176,645
Other Liabilities	42,608			31,555
Stockholders' Equity	278,989			251,960

Total Liabilities and Stockholders' Equity	$4,350,575			$3,655,511

Net Interest-Earning Assets	$406,546			$345,604

Net Interest Income (tax-equivalent)		129,372			123,449
Less: Tax-Equivalent Adjustment		(1,133)			(1,055)

Net Interest Income		$128,239			$122,394

Net Yield on Interest-Earning Assets (tax-equivalent)			3.06%			3.49%

Provision for Loan Losses

        Provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate to provide for estimated losses based on management's evaluation of the collectibility of the loan portfolio, including the nature of the loan portfolio, credit concentration trends in historical loan experience, specific impaired loans and economic conditions. Management also considers the level of problem assets that the Corporation classifies in accordance with regulatory requirements. The provision for loan losses was $17.9 million, down from $29.9 million in 2000. The decrease in the provision resulted from lower charge-offs, improved asset quality and a decline in loan balances of $561 million. Net charge-offs were $21.0 million in 2001 compared to $27.4 million in 2000. Of the $21.0 million in net charge-offs for 2001, $14.1 million was from the acquired loan portfolio and $2.1 million from syndicated loans. As part of the Corporation's strategy, less emphasis is being placed on acquired second mortgages and national syndicated credits. The decline in charge-offs is primarily attributable to the absence in 2001 of material issues in the health care portfolio, which were addressed mostly in the year 2000. The majority of the increase in charge-offs in the acquired loan portfolio can be directly attributed to the bankruptcy of a third party servicer in 2001 and a thorough review of all loans delinquent 120 days or more. The lower loan balances are related to the wholesale segment and the Corporation's decision to reduce the exposure to this portfolio. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans.

        Net charge-offs as a percentage of average loans was .68% in 2001 compared to .81% in 2000. Non-accrual loans ended the year at $28.8 million or 1.04% of loans outstanding, a decrease of $4.9 million from December 31, 2000. This decrease is due to fewer problem credits in the commercial business portfolio.

        A further discussion of the allowance for loan losses, net charge-offs and non-performing assets appears on pages 21 - 25.

Non-Interest Income

        Non-interest income is principally derived from fee-based services associated with deposit transaction accounts. Other non-interest income is generated from commissions and fees driven mainly from investment services and commercial and retail loan fees. Total non-interest income excluding net securities gains increased 14% to $76 million. Net securities gains were $11.4 million, an increase of $2.9 million from 2000. As part of the Bank's strategy, approximately $7 million in security gains were taken on securities held specifically to hedge the additional premium amortization.

        Table 4 presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary
Table 4

(in thousands)	2001	2000	1999	1998	1997
Service Charges on Deposit Accounts	$60,331	$50,544	$39,420	$32,373	$26,531
Mortgage Banking Activities	858	3,613	9,652	11,485	6,845
Commissions and Fees	4,836	4,737	5,280	4,209	3,705
Other Loan Fees	2,614	2,390	3,355	5,104	2,147
Other Non-Interest Income	7,346	5,297	3,319	2,721	2,719

Subtotal	75,985	66,581	61,026	55,892	41,947
Net Securities Gains	11,442	8,499	312	6,749	2,337

Total Non-Interest Income	$87,427	$75,080	$61,338	$62,641	$44,284

        Deposit service charges rose 19.4% over the prior year due mainly to a $7.8 million increase in retail demand deposit service fees. This increase is attributable to higher account volume associated with the Corporation's continued network expansion and pricing changes that are in line with the competition. Since inception of the Bank's retail expansion strategy in 1997, service charges on deposit accounts have grown from $26.5 million to $60.3 million. Average interest-bearing demand/money market deposits grew $85.4 million or 14.2% over last year while non-interest bearing deposits increased $45.6 million or 15.6%. These balance increases are the result of network expansion and continued promotion and sales efforts of retail deposit products.

        Commissions and fees increased modestly from 2000, increasing $99 thousand to $4.8 million. Income from investment services increased $800 thousand while check cashing fees declined $500 thousand related to the Company's decision to sell the check cashing business during the third quarter of 2000. Investment service fees are generated from PIC which offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. Other non-interest income increased $2.0 million over 2000, mainly due to $1.8 million increase associated with Bank Owned Life Insurance.

        Income from mortgage banking activities declined $2.8 million to $858 thousand from $3.6 million in 2000. This decline was the result of the strategic decision made during the fourth quarter of 2000 to reposition mortgage operations by offering mortgages to retail customers through an outsourced loan origination process and to no longer seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp., was phased-out during 2001.

Non-Interest Expense

        Non-interest expense represent the general operating cost of the Corporation and includes such things as employees' salaries and benefits, Bank facilities and external data processing. Provident's non-interest expense of $146 million represented a 2.6% increase or $3.8 million from 2000 expenses.

        Table 5 presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary
Table 5

(in thousands)	2001	2000	1999	1998	1997
Salaries and Employee Benefits	$70,307	$71,207	$66,394	$61,853	$54,548
Occupancy Expense, Net	13,634	12,951	11,376	10,349	10,018
Furniture and Equipment	10,249	10,073	8,927	8,123	7,354
External Processing Fees	16,867	16,080	14,762	13,755	12,202
Advertising and Promotion	7,579	7,582	6,806	7,171	5,678
Communication and Postage	5,605	5,673	5,231	4,376	3,693
Printing and Supplies	2,775	2,715	2,463	2,502	2,277
Regulatory Fees	1,707	1,217	1,120	939	1,016
Professional Services	2,227	2,731	2,706	2,413	2,762
Merger Related Expenses	—	—	—	—	10,047
Other Non-Interest Expense	15,273	12,241	9,590	8,971	8,543

Total Non-Interest Expense	$146,223	$142,470	$129,375	$120,452	$118,138

        Salaries decreased $1.2 million and benefits increased $279 thousand during the year. The decline in salaries was driven by the strategic decision to phase out the mortgage operations and to outsource the item processing operations which more than offset the increase related to network expansion.

Network expansion represented the full effect of 16 new branches opened in the year 2000 as well as three new branches opened in 2001. Full-time equivalent employees as of December 31, 2001 were 1,545 compared to 1,594 last year. The increase in occupancy costs is mainly due to additional rent and leasehold improvements related to branch network expansion noted above. This branch network also contributed to increased furniture and equipment expense along with the upgrading of system technology.

        External processing increased $787 thousand or 4.9%. This increase is partially attributed to a 3.9% increase in average account volume and the strategic decision to outsource the Bank's item processing function. Although outsourcing the item processing function increased the external processing expense, compensation and benefits were reduced by a similar amount while offering the bank the ability to be more competitive within its market place. The increase in regulatory fees was due to temporarily higher deposit assessment rates attributable to a change in the Corporation's capital level at March 31, 2001 caused by the restatement related to the acquired loan portfolio. Other non-interest expense increased $3.0 million to $15.3 million for the year 2001. This increase is mainly related to a charge to earnings to increase the recourse liability for loans that the Corporation has securitized with the Federal National Mortgage Association. During the year 2001, the Corporation paid $416 thousand to companies related to certain directors of the Corporation for legal and insurance services.

        Efficiency ratio was impacted by lower net interest margin from higher premium amortization and increased expense of branch network expansion. New branches take from 18 to 36 months to breakeven. The benefit of network expansion has been the increase in service charges on deposit accounts. As can be seen from table 4, deposit service fees have increased over the last 5 years and represent an annual growth rate of approximately 23%.

        As of January 1, 2002, the Corporation will adopt Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). In accordance with this statement, goodwill will not be amortized but tested for impairment. The adoption of SFAS No. 142 is expected to have a positive impact on the Corporation in future years. During 2001, the Corporation recorded approximately $500 thousand in goodwill amortization.

Income Taxes

        Provident recorded income tax expense of $19.8 million on pre-tax income of $62.4 million for an effective tax rate of 31.6%. This compares to a similar effective tax rate of 31.5% for 2000.

Fourth Quarter Results

        Provident recorded net income of $12.4 million, or $.48 per share on a diluted basis, in the fourth quarter of 2001, an increase of $1.5 million, or 13.3%, over the $11.0 million, or $.39 per share on a diluted basis, recorded in the same period last year. The higher earnings were principally due to a lower provision for loan losses, higher non-interest income and lower non-interest expense. Tax equivalent net interest income declined $6.4 million as earning assets dropped on average $762 million and premium amortization on the acquired loan portfolio increased $4.1 million over the fourth quarter of 2000. As part of the Bank's strategy, gains were taken on securities held specifically to hedge the additional premium amortization. This drop in earning assets is consistent with the Corporation's strategic decision to lessen its dependence on wholesale assets and funding sources.

        Tax-equivalent net interest income in the fourth quarter declined 16% to $32.9 million. This decrease was mainly related to the drop in earning assets noted above and an 8 basis point drop in net interest margin. The decrease in the net interest margin primarily reflects the additional premium amortization recorded on the acquired loan portfolio noted above.

        The Corporation recorded a provision for loan losses of $2.8 million during the quarter to provide for charge-offs as net charge-offs were $2.9 million compared to $4.4 million for the same quarter of 2000. Total loan balances declined 16.8% or $561 million as the wholesale or non-core portion of the loan portfolio declined $759 million from December 31, 2000. This drop is consistent with the Corporation's decision to reduce reliance on wholesale assets and focus more on core earnings growth.

        Non-interest income increased 26% to $24.4 million. Fee income from deposit accounts increased $2.3 million and net security gains totaled $3.7 million compared to $641 thousand for the same quarter of 2000. The increase in fee income from deposit accounts reflects the Corporation's continued branch network expansion as well as price increases consistent with the competition. The Corporation utilizes on-balance sheet assets to hedge the prepayment risks of the acquired loan portfolio. The majority of the security gains from these on-balance sheet assets were utilized for this purpose. Commissions and fees increased 18.9% and generated $1.2 million of income for the quarter. Investment service fees was the main contributor to the increase as these fees rose 39% or $263 thousand. During the fourth quarter of 2000, the Corporation made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process and no longer will seek loan production from realtors and brokers. As a result, the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp., were phased out and income from this subsidiary declined $461 thousand as compared to the fourth quarter of 2000.

        Non-interest expense decreased $1.2 million to $36.2 million. Compensation and benefits decreased $363 thousand driven by the decision to outsource the mortgage origination process noted above as well as the decision to outsource the Bank's item processing function during the third quarter of 2001. Occupancy expense rose $170 thousand due to network expansion and annual lease increases. External processing fees increased $563 thousand, which was associated with increased account volume and the decision to outsource the Bank's item processing function noted above. Other expenses declined $566 thousand mainly associated with lower legal expenses.

        Table 6 presents quarterly financial data for 2001 and 2000.

Consolidated Quarterly Results of Operations, Market Prices and Dividends
Table 6

	2001				2000
(in thousands, except per share Data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$76,053	$85,325	$88,822	$97,894	$106,763	$107,148	$101,545	$97,242
Interest Expense	43,321	50,645	54,313	60,654	67,650	68,688	63,760	58,579

Net Interest Income	32,732	34,680	34,509	37,240	39,113	38,460	37,785	38,663
Provision for Loan Losses	2,770	2,100	4,895	8,175	5,257	7,285	13,035	4,300

Net Interest Income After Provision for Loan Losses	29,962	32,580	29,614	29,065	33,856	31,175	24,750	34,363
Non-Interest Income	20,699	19,370	18,634	17,282	18,713	17,081	16,529	14,258
Net Securities Gains	3,686	167	1,622	5,967	641	—	7,779	79
Non-Interest Expense	36,181	36,257	38,195	35,590	37,378	35,691	35,388	34,013

Income Before Income Taxes	18,166	15,860	11,675	16,724	15,832	12,565	13,670	14,687
Income Tax Expense	5,731	5,030	3,640	5,399	4,857	4,030	4,610	4,322

Income Before Extraordinary Item	12,435	10,830	8,035	11,325	10,975	8,535	9,060	10,365
Extraordinary Item	—	—	—	—	—	—	—	770
Cumulative Effect of Accounting Change	—	—	—	(1,160)	—	—	—	—

Net Income	$12,435	$10,830	$8,035	$10,165	$10,975	$8,535	$9,060	$11,135

Per Share Amounts*:
Net Income—Basic	$.49	$.42	$.31	$.39	$.40	$.31	$.33	$.40
Net Income—Diluted	$.48	$.41	$.30	$.37	$.39	$.31	$.32	$.39
Market Prices: High	24.59	25.40	25.00	23.27	20.06	16.07	15.76	16.10
Low	19.62	20.61	20.95	19.94	15.60	12.68	12.56	12.59
Cash Dividends Paid	.200	.195	.181	.176	.171	.167	.154	.150

*
Income before extraordinary item for first quarter 2001 was $.43 and $.41 for basic and diluted earnings per share respectively.

FINANCIAL CONDITION

Source and Use of Funds

Deposits

        A major portion of the Bank's funding comes from core deposits, which consist of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's 100 branch-banking locations. At December 31, 2001, core deposits represented 78% of total deposits and 57% of total liabilities. Future funding growth is expected to be generated from deposit growth through strategies outlined below.

        The branch network strategy includes traditional full service branch locations and in-store branches. In-store branch locations are comprised of supermarket locations and national retail superstores. Provident Bank, as of December 31, 2001, had 58 traditional branch locations and 42 in-store branches. The Bank has an agreement with Supervalu to operate branches in their Metro and Shoppers Food Warehouse supermarkets in the Baltimore and Washington, D.C. metropolitan areas. Additional branch opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has 10 to 12 additional branches planned for 2002. The Bank continues to attract increased commercial and retail deposits. Interest-bearing demand/money market deposit balances at December 31, 2001 were up $105 million, or 16.4%, compared to year-end 2000.

        The table below presents the average deposit balances and rates paid for the five years ended December 31, 2001.

Average Deposits
Table 7

	2001		2000		1999		1998		1997
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-Bearing	$337,949	—%	$292,360	—%	$255,259	—%	$212,339	—%	$176,645	—%
Money Market/Demand	684,383	2.26	599,030	2.86	543,257	2.60	463,874	2.97	403,128	2.81
Savings	606,904	1.58	608,617	2.23	614,869	2.34	617,643	3.05	620,267	3.30
Time:
Certificates of Deposit	1,816,630	6.03	2,227,174	6.26	2,011,484	5.69	1,559,985	5.67	1,194,202	5.69
Individual Retirement Accounts	144,647	5.51	139,371	5.48	148,441	5.39	162,088	5.75	111,252	5.65

Total Average Balance/Rate	$3,590,513	3.97%	$3,866,552	4.60%	$3,573,310	4.23%	$3,015,929	4.32%	$2,505,494	4.23%

Total Year-End Balance	$3,956,047		$3,954,770		$3,808,528		$3,419,557		$2,754,515

        As the table above indicates, the Bank has a stable base of consumer savings deposits. During 2001, average deposits dropped $276 million, or 7.1%, compared to 2000. This drop in average deposits is consistent with the Corporation's decision to reduce purchased loan assets and their associated wholesale funding. Broker certificates of deposit represent a significant portion of wholesale funding sources. Average money market/demand deposits and non-interest-bearing deposits increased $130.9 million or 14.7%. This growth in transaction accounts reflects an emphasis on full banking relationships with retail and commercial customers. Average time deposits decreased $405 million, or 17%. Wholesale deposits make-up a large portion of this segment and declined $495 million, as core time deposits increased $90 million or 11%. The drop in wholesale deposits is consistent with the Bank's strategy as noted above.

        The table below presents information at December 31, 2001, with respect to the maturity of Certificates of Deposit of $100,000 or more.

Deposit Maturities
Table 8

	Maturities
(dollars in thousands)	Three Months or Less	Over Three Months to Six Months	Over Six Months to 12 Months	Over 12 Months	Total
Balance	$60,014	$20,570	$39,938	$45,605	$166,127
Percent of Total	36.1%	12.4%	24.0%	27.5%	100.0%

Critical Accounting Policies and Estimates

        Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Corporation to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis the Corporation evaluates estimates, including those related to the allowance for loan losses, non-accrual loans, other-than-temporary investment impairments, derivative positions, pension and post-retirement benefits and recourse liabilities. Provident bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Corporation believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements, investment securities, loans and allowance for loan losses, intangible assets and derivative financial instruments. These policies may be found on pages 41-45, Note 1—Summary of Significant Accounting Policies, of the Corporation's Consolidated Financial Statements. Additionally, further discussion on the subjects of risk, assumptions and estimates can be found in the sections of management's discussion and analysis addressing credit risk management, non-accrual loans, the allowance for loan losses, investment securities and interest rate sensitivity.

Credit Risk Management

        Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. For example, loans with generally low credit loss experience include home mortgage and home equity loans. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral. As part of the Corporation's credit risk management, less emphasis is being placed on acquired second mortgages and national syndicated credits and more emphasis is being placed on acquiring first mortgages. First mortgages are considered to be of a higher quality and therefore improving the risk profile of the loan portfolio.

        Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. Procedures and risk review are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Credit risk analysis assigns a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests risk assessments and determines the adequacy of the allowance for loan losses.

        Generally accepted accounting principles require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for inherent losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it will be placed on non-accrual status and recorded according to accounting guidelines. As of December 31, 2001, there were $3.8 million in commercial loans considered to be impaired.

        The Corporation securitizes second mortgage loans out of its acquired loan portfolio with Federal National Mortgage Association ("FNMA"), and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. Credit losses do not affect the valuation due to FNMA's full guarantee to the Corporation for losses on loans collateralizing the securities. These loans were securitized with full recourse back to the Corporation for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

Loans

        The Bank offers a diversified mix of residential and commercial real estate, business and consumer loans. As shown in Table 9, the mix of loans outstanding is heavily consumer oriented. Of the total loans, $1.4 billion, or 50%, are secured by residential real estate including first and second mortgages, and home equity loans.

        The following page sets forth information concerning the Bank's loan portfolio by type of loan at December 31.

Loan Portfolio Summary
Table 9

(dollars in thousands)	2001	%	2000	%	1999	%	1998	%	1997	%
Consumer	$1,561,717	56.2%	$1,990,436	59.6%	$2,201,608	69.2%	$2,154,557	69.5%	$1,667,094	61.7%
Commercial Business	379,616	13.7	356,041	10.7	363,059	11.4	375,930	12.1	288,289	10.7
Real Estate—Construction:
Residential	100,564	3.6	109,046	3.3	89,513	2.8	89,777	2.9	99,926	3.7
Commercial	208,004	7.5	156,872	4.7	62,362	2.0	34,668	1.1	25,154.9
Real Estate—Mortgage:
Residential	308,906	11.1	476,030	14.2	245,401	7.7	238,282	7.7	362,012	13.4
Commercial	218,086	7.9	249,769	7.5	218,841	6.9	206,997	6.7	258,593	9.6

Total Loans	$2,776,893	100.0%	$3,338,194	100.0%	$3,180,784	100.0%	$3,100,211	100.0%	$2,701,068	100.0%

        The Bank offers a wide range of loans to consumers including installment loans, home equity loans, and personal lines of credit. In addition, the Bank may purchase portfolios of consumer loans from other financial institutions. All purchased portfolios go through a thorough due diligence process prior to a purchase commitment. The portfolio of acquired loans decreased $474 million on average, ending the year at $731 million, and was predominately comprised of second mortgages. The Bank securitized $239 million of acquired second mortgage loans during the second quarter of 2001 and retained the securities in the investment portfolio. All other consumer loans increased $61 million during the year, ending the year with a balance of $831 million. During 2000, the Bank made a decision to exit both indirect auto and residential mortgage lending to concentrate on more profitable businesses. Most of the automobile loans were made through a network of auto dealerships in Maryland, Delaware, Pennsylvania and Virginia. Auto loans that were made through this network of dealerships ended the year at $89 million. During the fourth quarter of 2000, the Bank made a decision to reposition its mortgage operations by offering mortgages to its retail customers through an outsourced loan origination process. As a result, the mortgage lending operations of its subsidiary, Provident Mortgage Corp., were phased out in early 2001. Prior to this decision, residential mortgage lending included the origination, sale and servicing of fixed and variable rate mortgage loans. Loans were originated through the loan production offices of Provident Mortgage Corp. The residential real estate mortgage loan balance at December 31, 2001 was $309 million compared to $476 million at the end of the prior year. Marine loan balances ended 2001 with $331 million, and were produced primarily through correspondent brokers, underwritten to the Bank's specifications which includes credit scoring and loan to value considerations. Home equity lines of credit totaled $180 million at the end of 2001 while direct second mortgage loans ended the year at $169 million.

        The Bank's focus in commercial real estate lending has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing the loans include office buildings, shopping centers, apartment complexes, warehouses, residential building lots and developments. Average commercial real estate mortgage loans decreased $4 million or 1.7% while average commercial construction loans increased $66 million or 57.8% ending at $208 million. Average residential construction loans increased $11.9 million or 12.3% to end the year at $109 million.

        The commercial loan portfolio consists of general business loans, including asset-based loans, primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank stresses the importance of asset quality as well as the development of new marketing programs. During 2001 the Commercial Group implemented a new calling program in order to increase the awareness of Provident within its market place. Commercial loans increased $24 million, or 7%, ending the year at $380 million. The Corporation has made a decision to reduce the Bank's exposure to national syndicated credits. Therefore, at December 31, 2001, national syndicated credits had an outstanding balance of $104 million, down from $130 million at December 31, 2000. The Bank has minimal exposure to highly leveraged transactions ("HLTs"). HLTs are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower's liabilities. HLTs totaled $33.1 million as of year-end, and all are performing in accordance with their contractual terms.

Non-Performing Assets and Past Due Loans

        Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Past due loans are loans that are 90 days or more past due as of December 31 and still accruing interest because they are well secured and in the process of collection. The vast majority of non-residential secured closed end consumer loans that become past due 120 days are charged-off in full. Unsecured open-end consumer loans will be charged-off in full at 180 days past due. In general, charge-offs of delinquent loans secured by residential real estate will be recognized when losses are reasonably estimable and probable. No later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral's net realizable balance will be charged-off. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent unless well secured and in the process of collection. These loans are placed on non-accrual status at 210 days delinquent regardless of collateral value. Commercial loans are placed on non-accrual status at 90 days delinquent. For further details on the Corporation's charge-off policy, consult Note 1 of the financial statements on page 41. Information with respect to non-performing assets and past due loans is presented in Table 10 for the years indicated. As shown in the table, total non-accrual loans decreased $4.8 million, due mainly to a decrease in commercial business non-performing loans of $10.0 million. This decrease in commercial business non-performing loans is due to actions taken with regard to health care credits in early 2001. This reduction in commercial business non-performing loans was partially offset by an increase of $5.6 million in consumer non-performing loans mainly associated with consumer loans secured by real estate being placed on non-accrual status at 120 days rather than 180 days as was the policy in prior years. Non-performing assets and past due loans ended the year at $32 million and $11 million, respectively. (See the discussion under Loans on page 19) The ratio of total non-performing loans to year-end loans remained relatively flat at 1.04% compared to 1.00% at the end of 2000.

        Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually collected for the year.

(in thousands)	Year Ended December 31, 2001
Gross interest income that would have been recorded had such loans been paid in accordance with original terms	$2,366
Interest income actually recorded	515

Non-Performing Assets and Past Due Loans
Table 10

	December 31,
(dollars in thousands)	2001	2000	1999	1998	1997
Non-Accrual Loans:
Consumer	$18,018	$12,375	$11,097	$—	$—
Commercial Business	3,586	13,601	21,329	3,550	2,917
Real Estate—Construction:
Residential	217	—	—	1,570	—
Commercial	—	—	—	—	—
Real Estate—Mortgage:
Residential	7,018	7,619	7,579	6,397	6,937
Commercial	—	—	—	—	—

Total Non-Accrual Loans	28,839	33,595	40,005	11,517	9,854

Renegotiated Loans:
Commercial Business	—	165	—	—	—
Real Estate—Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate—Mortgage:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—

Total Renegotiated Loans	—	165	—	—	—

Other Non-Performing Assets:
Real Estate—Construction:
Residential	239	516	1,538	454	454
Commercial	—	—	—	—	—
Real Estate—Mortgage:
Residential	2,886	2,060	1,395	2,554	2,367
Commercial	—	—	—	1,900	—

Total Other Non-Performing Assets	3,125	2,576	2,933	4,908	2,821

Total Non-Performing Assets	$31,964	$36,336	$42,938	$16,425	$12,675

Past Due Loans:
Consumer	$7,160	$11,110	$8,937	$19,187	$14,371
Commercial Business	416	131	59	—	126
Real Estate—Construction:
Residential	—	—	—	—	133
Commercial	—	—	—	—	—
Real Estate—Mortgage:
Residential	3,242	4,589	5,753	8,806	10,646
Commercial	—	919	—	—	—

Total Past Due Loans	$10,818	$16,749	$14,749	$27,993	$25,276

Ratios:
Total Non-Performing
Loans to Year-End Loans	1.04%	1.01%	1.26%	.37%	.36%
Total Non-Performing Assets to Year-End Assets	.65	.66	.84	.35	.32

Allowance for Loan Losses

        The Corporation maintains an allowance for loan losses, which is available to absorb probable inherent losses. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. Determination of the adequacy of the allowance, which is performed quarterly, is accomplished by assigning specific reserves to individually identified problem credits and general reserves, based on historic and anticipated loss experience including other qualitative factors such as economic trends, to all other loans.

        Management believes that the allowance at December 31, 2001 will be adequate to absorb losses inherent in the portfolio. Management believes that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance for loan losses in accordance with GAAP. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

        The following table reflects the allowance for possible loan losses and the activity during each of the respective years.

Loan Loss Experience Summary
Table 11

	December 31,
(dollars in thousands)	2001	2000	1999	1998	1997
Balance at Beginning of Year	$38,374	$36,445	$42,739	$36,861	$30,361
Allowance of Acquired Company	—	404	—	—	—
Provision for Loan Losses	17,940	29,877	11,570	12,027	9,953
Allowance Related to Securitized Loans	(690)	(950)	(1,500)	—	—
Loans Charged-Off:
Consumer	16,860	15,991	11,275	4,550	3,641
Commercial Business	5,575	13,000	5,705	1,031	143
Real Estate—Construction:
Residential	—	—	500	593	305
Commercial	—	—	—	25	37
Real Estate—Mortgage:
Residential	188	209	412	258	289
Commercial	—	—	—	1,281	798

Total Charge-Offs	22,623	29,200	17,892	7,738	5,213

Recoveries:
Consumer	1,451	1,414	1,236	970	871
Commercial Business	128	148	106	109	882
Real Estate—Construction:
Residential	—	—	—	68	—
Commercial	—	—	24	16	1
Real Estate—Mortgage:
Residential	—	—	—	11	1
Commercial	31	236	162	415	5

Total Recoveries	1,610	1,798	1,528	1,589	1,760

Net Loans Charged-Off	21,013	27,402	16,364	6,149	3,453

Balance at End of Year	$34,611	$38,374	$36,445	$42,739	$36,861

Balances:
Loans—Year-End	$2,776,893	$3,338,194	$3,180,784	$3,100,211	$2,701,068
Loans—Average	3,083,015	3,390,692	3,264,198	2,888,305	2,445,316
Ratios:
Net Loans Charged-Off to Average Loans	.68%	.81%	.50%	.21%	.14%
Allowance for Loan Losses to Year-End Loans	1.25	1.15	1.15	1.38	1.36

        Management emphasizes loan quality and close monitoring of potential problem credits. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. The allowance is determined by management's evaluation of the composition and risk characteristics of the loan portfolio. Based upon the evaluation of credit risk, loan loss provisions in the form of charges to operations are made to bring the allowance up to a level management believes is adequate.

        An analysis of the loan portfolio was performed at December 31, 2001, and inherent losses have been provided for in the allowance for loan losses. During 2001, the loan loss allowance decreased $3.8 million to $34.6 million at year-end. This decrease is related to the decrease in credit exposure as the total loans decreased $561 million, $491 million from the acquired loan portfolio. As part of the Corporation's credit risk management, less emphasis is being placed on acquired second mortgages and national syndicated credits and more emphasis is being placed on acquiring first mortgages. First mortgages are considered to be of a higher quality and therefore improving the risk profile of the loan portfolio. The allowance as a percentage of total loans was 1.25% at December 31, 2001 compared to 1.15% at December 31, 2000. The allowance for loan losses as a percentage of non-accrual loans was 120% at December 31, 2001, compared to 114% the prior year. The portion of the allowance that is allocated to non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The increase in the consumer portion of the allowance allocation was the product of increased historical losses experienced in the acquired loan portfolio.

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

Allocation of Allowance for Loan Losses
Table 12

(in thousands)	2001	2000	1999	1998	1997
Consumer	$12,294	$10,409	$16,658	$5,145	$3,004
Commercial Business	9,353	12,958	10,086	8,636	7,680
Real Estate—Construction:
Residential	1,942	1,875	1,415	1,858	1,760
Commercial	3,870	2,911	1,095	573	426
Real Estate—Mortgage:
Residential	314	487	230	244	365
Commercial	4,025	4,628	3,835	3,427	4,929
Unallocated	2,813	5,106	3,126	22,856	18,697

Total Allowance for Loan Losses	$34,611	$38,374	$36,445	$42,739	$36,861

Investment Securities

        The Corporation's investment activities include management of the $1.8 billion investment securities portfolio. The investment securities portfolio includes mortgage-backed securities, U.S. Government securities, municipal securities and other debt securities. In addition, the Corporation invests in federal funds sold, reverse repos, mortgage loans held for sale and other short-term investments (referred to in total as the investment portfolio). The strategies employed in the management of these portfolios depend upon the liquidity, interest sensitivity, yield and capital objectives and requirements of the Corporation. The Treasury Division executes these strategies.

        The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

Investment Securities Summary
Table 13

(dollars in thousands)	2001	%	2000	%	1999	%	1998	%	1997	%
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$96,697	5.4%	$87,405	4.7%	$56,447	3.4%	$42,293	3.5%	$55,576	5.7%
Mortgage-Backed Securities	1,519,472	84.2	1,644,202	87.6	1,469,605	87.9	992,089	82.8	885,491	90.0
Municipal Securities	23,161	1.3	26,080	1.4	26,205	1.6	27,732	2.3	19,391	2.0
Other Debt Securities	164,904	9.1	118,822	6.3	119,250	7.1	136,397	11.4	22,783	2.3

Total Securities Available for Sale	$1,804,234	100.0%	$1,876,509	100.0%	$1,671,507	100.0%	$1,198,511	100.0%	$983,241	100.0%

Total Portfolio Yield	6.5%		7.1%		7.0%		6.6%		7.0%

        During 2001, the Corporation continued to enjoy a strong capital position, a high degree of liquidity, and a substantial level of core deposits. Management's principal objectives for the investment portfolio during 2001 were to maintain an appropriate level of quality, to ensure sufficient liquidity in various interest rate environments while balancing yield and quality and to increase net income by utilizing excess capital. To successfully achieve these objectives, the Corporation employed derivative and on-balance sheet strategies. Total investment securities decreased $72 million during 2001 even though the Bank securitized $239 million of purchased consumer loans during the second quarter of 2001. This decrease in investment securities is consistent with the Corporation's strategic decision to focus on more core assets and less on wholesale assets. Notional amounts of derivative positions totaled $296 million at December 31, 2001 compared to $546 million at December 31, 2000.

        The Corporation segregates its investment securities into three categories: 1) held to maturity, 2) trading, and 3) available for sale. All securities in the available for sale category must be measured at fair market value. The resulting gain or loss is excluded from revenue but is reflected as a change in stockholders' equity through accumulated other comprehensive income. Trading securities must be measured at fair value and changes included in income for the period. Securities designated as held to maturity are carried at amortized cost. As of December 31, 2001, the Corporation had no investments classified as trading securities or held to maturity. At December 31, 2001, the available for sale portfolio included net unrealized losses of approximately $5.8 million, compared to net unrealized losses of $16.5 million at December 31, 2000.

        The Corporation realized $14.9 million in gains and $3.5 million in losses from the sale of securities from the available for sale portfolio in 2001. As part of the Bank's hedging strategy, approximately $7 million in gains were taken to offset additional premium amortization on the acquired loan portfolio. These sales were the result of management's continuous monitoring of the investment securities portfolio in terms of both performance and risk. In addition, the Bank wrote-down one security by $1.9 million because it was determined that the decline in value was other than temporary.

        Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The Corporation uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline to determine whether the loss in value is other than temporary. The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near term recovery of value is not necessarily favorable or there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

        Primary sources of liquidity at December 31, 2001 were investment securities available for sale and scheduled loan repayments. Investment securities available for sale totaled $1.8 billion. This represents 39% of total liabilities at December 31, 2001, compared to 36% at December 31, 2000. Maturities of investment securities, as Table 14 indicates, are expected to generate $374 million in funds in 2002 and $1.2 billion, or 65%, of the portfolio within the next five years.

        The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 2001.

Maturities of Investment Securities Portfolio
Table 14

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Loss
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Total	Yield
Securities Available for Sale*
U.S. Treasury and Government Agencies and Corporations	$1,027	2.0%	$—	—%	$53,100	4.9%	$46,263	5.6%	$(3,693)	$96,697	5.2%
Mortgage-Backed Securities	370,217	6.7	744,770	6.6	259,974	6.3	139,435	6.2	5,076	1,519,472	6.5
Municipal Securities	3,176	4.5	13,454	4.8	5,348	4.5	483	4.6	700	23,161	4.7
Other Debt Securities	—	—	42,464	4.7	100	5.4	133,205	7.5	(10,865)	164,904	6.8

Total Investment Securities Portfolio	$374,420	6.7%	$800,688	6.5%	$318,522	6.0%	$319,386	6.7%	$(8,782)	$1,804,234	6.5%

*
Yields do not give effect to changes in fair value that are reflected as a component of stockholders' equity.

        Loan repayments are another source of liquidity. Scheduled loan repayments during the year 2002 are $541 million, or 19.5% of loans. Table 15 presents contractual loan maturities and interest rate sensitivity at December 31, 2001. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity
Table 15

(dollars in thousands)	In One Year Or Less	After One Year Through Five Years	After Five Years	Total	Percentage
Loan Maturities:
Consumer	$145,819	$443,388	$972,510	$1,561,717	56.2%
Commercial Business	138,035	141,431	100,150	379,616	13.7
Real Estate—Construction:
Residential	65,124	32,925	2,515	100,564	3.6
Commercial	120,026	69,000	18,978	208,004	7.5
Real Estate—Mortgage:
Residential	6,605	36,268	266,033	308,906	11.1
Commercial	65,864	104,872	47,350	218,086	7.9

Total Loans	$541,473	$827,884	$1,407,536	$2,776,893	100.0%

Rate Sensitivity:
Predetermined Rate	$185,083	$482,409	$1,154,150	$1,821,642	65.6%
Variable or Adjustable Rate	356,390	345,475	253,386	955,251	34.4

Total Loans	$541,473	$827,884	$1,407,536	$2,776,893	100.0%

        Core deposits are valuable in assessing liquidity needs because they tend to be stable with little net short or intermediate-term withdrawal demands by customers. At year-end, core deposits represented $2.6 billion, or 57%, of total liabilities and 53% of total assets.

        An important element in liquidity management is the availability of borrowed funds. At December 31, 2001, short-term borrowings totaled $366 million, or 7.9%, of liabilities in contrast to $398 million, or 7.7%, of liabilities at December 31, 2000. At December 31, 2001 Provident had the ability to immediately raise over $600 million in additional funds through pledging investments and loans as collateral. Another element in liquidity management is the use of brokered CDs. Brokered CDs at December 31, 2001 amounted to $687 million, a $652 million decrease from the same period last year. This decrease is indicative of the Corporation's decision to move away from wholesale funding to more core based funding. The average maturity of short-term borrowings at the end of the year was 19 days. These borrowings were fully collateralized by U.S. Government or mortgage-backed securities owned by the Bank. Long-term borrowings consisted of variable and fixed-rate advances from the Federal Home Loan Bank that totaled $790 million as of December 31, 2001. It is anticipated that the Bank will continue to have access to the repurchase market and fed fund lines as well as short and long-term variable and fixed-rate funds from the Federal Home Loan Bank. The Corporation reclassified $70 million of trust preferred securities to long-term debt with an average rate of 9%.

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

        Measuring and managing interest rate risk is a dynamic process that is performed regularly as an important component of management's analysis of the impact of changes in asset and liability portfolios. Control of the Corporation's interest sensitivity position is accomplished through the structuring of the investment and funding portfolios, securitizing loans for possible sale, the use of variable rate loan products and derivatives to hedge interest rate risk.

        Management does not try to anticipate changes in interest rates. Its principal objective is to maintain interest margins in periods of both rising and falling rates. Traditional interest sensitivity gap analyses alone do not adequately measure an institution's exposure to changes in interest rates because gap models are not sensitive to changes in the relationship between interest rates charged or paid and do not incorporate balance sheet trends and management actions. Each of these factors can affect an institution's earnings. Accordingly, in addition to performing gap analysis, management also evaluates the impact of differing interest rates on net interest income using an earnings simulation model. The model incorporates the factors not captured by gap analysis by projecting income over a twenty four month horizon under a variety of interest rate scenarios. For a longer time frame perspective, the Bank also employs a duration analysis, which estimates the market value sensitivity of the Bank's assets, liabilities and equity. The following table shows the anticipated effect on net interest income in both a 200 basis point parallel shift up or down interest rate scenario. This shift is assumed to begin on April 1, 2002 and evenly ramp-up or down over a six month period. The effect on net interest income would be for the year 2002. It should be noted given the interest environment at December 31, 2001 that a 200 bp drop in rate is unlikely.

Change in Rate	Change in Net Interest Income	Percent Change in Net Interest Income
+200 bp	$1.2 million	.7%
-200 bp	$(7.3) million	(4.9)%

        Management continues to take steps to protect the Bank from possible changes in interest rates. In 2001, these steps included lengthening the maturities on purchased funds and certificates of deposits and shortening asset maturities with interest rate swaps and caps. Management monitors the interest rate environment and employs appropriate strategies to address potential changes in interest rates. These strategies initially lower the net interest margin but are designed to maintain an acceptable margin in a changing rate environment. As a result of derivative transactions undertaken to insulate the Bank from interest rate risks, interest income decreased by $225 thousand and interest expense decreased by $982 thousand, for a total increase of $757 thousand in net interest income for the year ending December 31, 2001.

        As of January 1, 2001, the Corporation adopted Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement required the Corporation to mark to market all derivative instruments on the balance sheet as January 1, 2001 resulting in a transition adjustment through equity and earnings depending on the type of hedging relationship. This transition adjustment through earnings was $1.2 million after tax loss. The Corporation closed all derivative instruments that did not qualify for the shortcut method under SFAS No. 133. Under the shortcut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedged item's fair value attributable to the hedged risk, resulting in no ineffectiveness. Therefore, the adoption of FAS 133 did not adversely impact the earnings from continuing operations of the Corporation in 2001.

Stockholders' Equity

        It is necessary for banks to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. In addition, the current economic and regulatory climate places an increased emphasis on capital strength. In this environment, the Corporation continues to maintain a strong capital position. The Corporation is well capitalized, exceeding all regulatory requirements as of December 31, 2001, see Note 20—Regulatory Capital. At December 31, 2001, total stockholders' equity was $286 million, a $24 million decrease over the prior year. In addition to the ordinary adjustments to stockholders' equity of net income and dividends paid, additional capital of $756 thousand was raised through the dividend reinvestment plan, $5.6 million from the exercise of stock options, while capital increased by $4.2 million during 2001 as a result of Statement of Financial

Accounting Standards No. 115. This statement requires changes in market value, net of applicable income taxes, of the available for sale investment portfolio to be accounted for through equity. An additional component of regulatory capital is the trust preferred securities issued in 1998 and 2000. These securities are treated as Tier 1 capital even though they are not included in stockholders' equity in the Consolidated Statement of Condition. In the second quarter of 2001, the Corporation issued a 5% stock dividend and all earnings per share figures have been adjusted for this dividend.

        On February 16, 2001, the Corporation entered into an agreement to repurchase approximately 1.4 million shares of common stock directly from Mid-Atlantic Investors, a major stockholder. These shares were repurchased by the Corporation at a fixed price of $23.86 per share.

        The Corporation exceeds all regulatory capital requirements as of December 31, 2001. The standards used by federal bank regulators to evaluate capital adequacy are the risk-based capital and leverage ratio guidelines. Equity for regulatory purposes does not include market value adjustments as required by SFAS No. 115 or SFAS No. 133. Risk-based capital ratios measure core and total stockholders' equity against risk-weighted assets. The Corporation's core capital is equal to common stock, capital surplus and retained earnings less treasury stock. The calculation of the Corporation's total stockholders' equity, for these purposes, is equal to the above plus the allowance for loan losses, subject to certain limitations and capital securities less goodwill. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2001, the Corporation's total capital ratio was 11.09% compared to the minimum regulatory guideline of 8%. In addition, core common stockholders' equity (Tier 1 Capital) must be at least 4% of risk-weighted assets. At year-end, Tier 1 Capital ratio was 10.09%.

        The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio of core stockholders' equity to average total assets to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. The Bank's leverage ratio of 7.13% at December 31, 2001 was well in excess of this requirement.

Capital Components and Ratios
Table 16

	December 31,
(dollars in thousands)	2001	2000
Qualifying Capital
Tier 1 Capital	$351,971	$380,348
Total Capital	386,582	418,772
Risk-Weighted Assets	3,487,428	4,060,447
Quarterly Average Assets	4,939,690	5,615,490
Ratios
Leverage Capital	7.13%	6.77%
Tier 1 Capital	10.09	9.37
Total Capital	11.09	10.31

Financial Review 2000/1999

Net Interest Income

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

Provision for Loan Losses

        The provision for loan losses was $29.9 million, up from $11.6 million in 1999. The increase in the provision was to address the deterioration in the health care portfolio and increased charge-offs in the acquired loan portfolio. The majority of the increase in charge-offs in the acquired loan portfolio can be directly attributed to the bankruptcy of a third party servicer in 2000 and a thorough review of all loans delinquent 120 days or more.

        Net charge-offs were $27.4 million in 2000 compared to $16.4 million in 1999. This increase in charge-offs is related to a $7.1 million write down of an existing $15 million non-performing health care credit, a $5.0 million loss on the sale of a second health care loan and increased charge-offs in the acquired loan portfolio. Net charge-offs as a percentage of average loans was .81% in 2000 compared to .50% in 1999. Non-accrual loans ended the year at $33.6 million or 1.01% of loans outstanding, a decrease of $6.4 million from December 31, 1999. This decrease is due to the write down of the above mentioned health care loan.

Non-Interest Income

        Total non-interest income increased 22.4% to $75.1 million from 1999. Excluding net securities gains, non-interest income increased $5.6 million or 9.1%.

        Deposit service charges rose 28% over 1999 due mainly to a $6.9 million increase in retail demand deposit service fees. Average interest-bearing demand/money market deposits grew $55.8 million or 10% over l999 while non-interest bearing deposits increased $37.1 million or 15%. These increases are the result of network expansion and continued promotion and sales efforts of retail deposit products.

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

        Commissions and fees decreased $543 thousand during 2000. This decrease is mainly associated with lower income from Provident Investment Center (PIC), a wholly owned subsidiary of the Bank. For the year 2000, income associated with these products decreased by $435 thousand to $2.8 million. This decrease was attributed to lower sales volume due to an inverted yield curve and a volatile and erratic stock market. Other non-interest income increased $2.0 million over 1999, mainly due to higher bankcard income, which increased $3.0 million and $1.6 million associated with Bank Owned Life Insurance.

Non-Interest Expense

        Provident's non-interest expense of $142 million represented a $13 million increase from 1999 expenses. Salaries and benefits increased $4.8 million during the year. Compensation increased $4.2 million while benefits were up $573 thousand. The rise in these categories was attributable to network expansion as 16 new branches were opened. Regular salaries rose $5.5 million mainly attributable to merit increases and increased staffing associated with branch expansion. Full-time equivalent employees as of December 31, 2000 were 1,594 compared to 1,511 last year. Occupancy costs rose $1.6 million or 14% over last year. This increase was mainly due to additional rent and leasehold improvements as the branch network increased to 98 branches in 2000. Total furniture and equipment expense increased $1.1 million due to upgrading of technology and branch network expansion.

        External processing increased $1.3 million, or 9%, the majority of which was associated with a 6.5% increase in average account volume. All other non-interest expenses were up by $4.2 million from 1999. This increase in other non-interest expenses was due to network expansion as communication, postage, marketing, supplies, personnel costs, net losses and travel and entertainment expenses increased $3.5 million from 1999. Expenses for goodwill and low income housing investments were $565 thousand for 2000 compared to zero in 1999. The Corporation also recognized approximately $800 thousand in one time charges for the restructuring of Provident Mortgage Corp.

Income Taxes

        Provident recorded income tax expense of $17.8 million on pre-tax income of $56.8 million for an effective tax rate of 31.5% for 2000. This compares with a 32.4% effective tax rate for 1999. This decrease was mainly related to a higher level of tax-advantaged income and settlement of prior years' exams.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See "Credit Risk Management" on page 18 and "Interest Sensitivity Management" on page 28 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained herein.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Page
Report of Independent Accountants	35
For the Three Years Ended December 31, 2001, 2000 and 1999 Consolidated Statement of Income	36
Consolidated Statement of Changes in Stockholders' Equity	38
Consolidated Statement of Cash Flows	39
Consolidated Statement of Comprehensive Income	40
Consolidated Statement of Condition at December 31, 2001 and 2000	37
Notes to Consolidated Financial Statements	41-70

Financial Reporting Responsibility

Consolidated Financial Statements

        Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2001, and the year then ended. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts, some of which are based on judgments and estimates of management.

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

        Management assessed its internal control structure over financial reporting as of December 31, 2001. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 2001.

Compliance with Laws and Regulations

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2001.

(This page has been left blank intentionally.)

Report of Independent Accountants

To the Board of Directors and Stockholders of Provident Bankshares Corporation

        In our opinion, the accompanying consolidated statement of condition and the related consolidated statement of income, changes in stockholders' equity, cash flows, and comprehensive income present fairly, in all material respects, the financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 16, 2002

Consolidated Statement of Income

Provident Bankshares Corporation and Subsidiaries

	Year Ended December 31,
(in thousands, except per share data)	2001	2000	1999
Interest Income
Interest and Fees on Loans	$231,573	$281,942	$261,837
Interest on Securities	114,036	128,402	88,094
Tax-Advantaged Interest	2,176	2,092	2,337
Interest on Short-Term Investments	309	262	109

Total Interest Income	348,094	412,698	352,377

Interest Expense
Interest on Deposits	142,642	177,696	151,071
Interest on Borrowings	66,291	80,981	56,350

Total Interest Expense	208,933	258,677	207,421

Net Interest Income	139,161	154,021	144,956
Less: Provision for Loan Losses	17,940	29,877	11,570

Net Interest Income after Provision for Loan Losses	121,221	124,144	133,386

Non-Interest Income
Service Charges on Deposit Accounts	60,331	50,544	39,420
Mortgage Banking Activities	858	3,613	9,652
Commissions and Fees	4,836	4,737	5,280
Net Securities Gains	11,442	8,499	312
Other Non-Interest Income	9,960	7,687	6,674

Total Non-Interest Income	87,427	75,080	61,338

Non-Interest Expense
Salaries and Employee Benefits	70,307	71,207	66,394
Occupancy Expense, Net	13,634	12,951	11,376
Furniture and Equipment Expense	10,249	10,073	8,927
External Processing Fees	16,867	16,080	14,762
Other Non-Interest Expense	35,166	32,159	27,916

Total Non-Interest Expense	146,223	142,470	129,375

Income before Income Taxes	62,425	56,754	65,349
Income Tax Expense	19,800	17,819	21,199

Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	42,625	38,935	44,150
Extraordinary Item — Gain on Debt Extinguishment, Net	—	770	—
Cumulative Effect of Change in Accounting Principle, Net	(1,160)	—	—

Net Income	$41,465	$39,705	$44,150

Basic Earnings Per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.65	$1.42	$1.58
Extraordinary Item — Gain on Debt Extinguishment, Net	—	.02	—
Cumulative Effect of Change in Accounting Principle, Net	(.04)	—	—

Net Income	$1.61	$1.44	$1.58

Diluted Earnings Per Share
Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$1.60	$1.39	$1.53
Extraordinary Item — Gain on Debt Extinguishment, Net	—	.02	—
Cumulative Effect of Change in Accounting Principle, Net	(.04)	—	—

Net Income	$1.56	$1.41	$1.53

The accompanying notes are an integral part of these statements.

Consolidated Statement of Condition

Provident Bankshares Corporation and Subsidiaries

(dollars in thousands, except share amounts)	December 31, 2001	December 31, 2000
Assets
Cash and Due From Banks	$105,986	$84,166
Short-Term Investments	11,798	12,378
Mortgage Loans Held for Sale	6,932	8,243
Securities Available for Sale	1,804,234	1,876,509
Loans:
Consumer	1,561,717	1,990,436
Commercial Business	379,616	356,041
Real Estate — Construction	308,568	265,918
Real Estate — Mortgage	526,992	725,799

Total Loans	2,776,893	3,338,194
Less: Allowance for Loan Losses	34,611	38,374

Net Loans	2,742,282	3,299,820

Premises and Equipment, Net	45,687	45,805
Accrued Interest Receivable	34,057	47,281
Other Assets	148,741	125,241

Total Assets	$4,899,717	$5,499,443

Liabilities
Deposits:
Noninterest-Bearing	$384,009	$327,334
Interest-Bearing	2,972,038	3,627,436

Total Deposits	3,356,047	3,954,770

Short-Term Borrowings	366,321	397,833
Long-Term Debt	860,106	792,942
Other Liabilities	30,961	43,592

Total Liabilities	4,613,435	5,189,137

Stockholders' Equity
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares, Issued 31,405,793 and 29,708,943 Shares; at December 31, 2001 and 2000, respectively	31,406	29,709
Capital Surplus	284,457	251,184
Retained Earnings	97,749	104,488
Net Accumulated Other Comprehensive Income (Loss)	(6,458)	(10,695)
Treasury Stock at Cost — 6,294,201 and 3,861,969 Shares at December 31, 2001 and 2000, respectively	(120,872)	(64,380)

Total Stockholders' Equity	286,282	310,306

Total Liabilities and Stockholders' Equity	$4,899,717	$5,499,443

The accompanying notes are an integral part of these statements.

Consolidated Statement of Changes in Stockholders' Equity

Provident Bankshares Corporation and Subsidiaries

(in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Comprehensive Income (Loss)	Total Stockholders' Equity
Balance at January 1, 1999	$24,811	$172,239	$103,496	$5,308	$(9,777)		$296,077
Net Income — 1999	—	—	44,150	—	—	$44,150	44,150
Other Comprehensive Loss, Net of Tax:
Unrealized Loss on Debt Securities, Net of Reclassification Adjustment (see Note 18)	—	—	—	(49,631)	—	(49,631)	(49,631)

Comprehensive Loss						$(5,481)

Dividends Paid ($.54 per share)	—	—	(15,232)	—	—		(15,232)
Exercise of Stock Options (172,271 shares)	172	1,900	—	—	—		2,072
Stock Dividend (1,216,219 shares)	1,216	28,611	(29,827)	—	—		—
Purchase of Treasury Shares (168,100 shares)	—	—	—	—	(3,478)		(3,478)
Common Stock Issued under Dividend Reinvestment Plan (27,726 shares)	27	614	—	—	—		641

Balance at December 31, 1999	$26,226	$203,364	$102,587	$(44,323)	$(13,255)		$274,599
Net Income — 2000	—	—	39,705	—	—	$39,705	39,705
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Debt Securities, Net of Reclassification Adjustment (see Note 18)	—	—	—	33,628	—	33,628	33,628

Comprehensive Income						$73,333

Dividends Paid ($.64 per share)	—	—	(17,716)	—	—		(17,716)
Exercise of Stock Options (82,220 shares)	82	803	—	—	—		885
Stock Dividend (1,256,017 shares)	1,256	18,832	(20,088)	—	—		—
Purchase of Treasury Shares (3,168,103 shares)	—	—	—	—	(51,125)		(51,125)
Issuance of Stock for Acquisition of Harbor Federal Bancorp (2,098,006 shares)	2,098	27,519	—	—	—		29,617
Common Stock Issued under Dividend Reinvestment Plan (46,948 shares)	47	666	—	—	—		713

Balance at December 31, 2000	$29,709	$251,184	$104,488	$(10,695)	$(64,380)		$310,306
Net Income — 2001	—	—	41,465	—	—	$41,465	41,465
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Debt Securities, Net of Reclassification Adjustment (see Note 18)	—	—	—	4,237	—	4,237	4,237

Comprehensive Income						$45,702

Dividends Paid ($.75 per share)	—	—	(19,545)	—	—		(19,545)
Exercise of Stock Options (444,422 shares)	444	5,111	—	—	—		5,555
Stock Dividend (1,219,530 shares)	1,220	27,439	(28,659)	—	—		—
Purchase of Treasury Shares (2,432,232 shares)	—	—	—	—	(56,492)		(56,492)
Common Stock Issued under Dividend Reinvestment Plan (32,898 shares)	33	723	—	—	—		756

Balance at December 31, 2001	$31,406	$284,457	$97,749	$(6,458)	$(120,872)		$286,282

The accompanying notes are an integral part of these statements.

Consolidated Statement of Cash Flows

Provident Bankshares Corporation and Subsidiaries

	Year Ended December 31
(in thousands)	2001	2000	1999
Operating Activities
Net Income	$41,465	$39,705	$44,150
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Depreciation and Amortization	40,344	20,527	29,230
Provision for Loan Losses	17,940	29,877	11,570
Provision for Deferred Income Tax (Benefit)	(10,652)	12,043	2,833
Realized Net Securities Gains	(11,442)	(8,499)	(312)
Loans Originated or Acquired and Held for Sale	(46,827)	(155,544)	(556,072)
Proceeds from Sales of Loans Held for Sale	48,469	179,009	755,228
Gain on Sales of Loans Held for Sale	(331)	(1,173)	(4,984)
Other Operating Activities	27,272	(28,890)	286

Total Adjustments	64,773	47,350	237,779

Net Cash Provided by Operating Activities	106,238	87,055	281,929

Investing Activities
Principal Collections and Maturities of Securities Available for Sale	661,822	246,709	197,055
Proceeds on Sales of Securities Available for Sale	786,915	255,775	22,820
Purchases of Securities Available for Sale	(1,135,321)	(265,034)	(400,702)
Loan Originations and Purchases Less Principal Collections	242,636	(339,594)	(492,222)
Purchases of Bank Owned Life Insurance	—	(51,620)	—
Proceeds from Business Acquisition	—	2,451	—
Purchases of Premises and Equipment	(8,551)	(8,343)	(11,657)

Net Cash Provided (Used) by Investing Activities	547,501	(159,656)	(684,706)

Financing Activities
Net Increase (Decrease) in Deposits	(598,723)	(27,188)	388,971
Net Increase (Decrease) in Short-Term Borrowings	(31,511)	43,080	155,960
Proceeds from Long-Term Debt	101,900	729,917	26,000
Payments and Maturities of Long-Term Debt	(34,439)	(602,020)	(134,121)
Issuance of Stock	6,311	1,598	2,713
Purchase of Treasury Stock	(56,492)	(51,125)	(3,478)
Cash Dividends on Common Stock	(19,545)	(17,716)	(15,232)

Net Cash Provided (Used) by Financing Activities	(632,499)	76,546	420,813

Increase in Cash and Cash Equivalents	21,240	3,945	18,036
Cash and Cash Equivalents at Beginning of Year	96,544	92,599	74,563

Cash and Cash Equivalents at End of Year	$117,784	$96,544	$92,599

Supplemental Disclosures
Interest Paid, Net of Amount Credited to Deposit Accounts	$154,403	$194,595	$138,841
Income Taxes Paid	20,398	10,059	17,631
Stock Dividend	28,659	20,088	29,827
Loans Securitized and Converted to Securities Available for Sale	238,874	309,998	373,332
Stock Issued for Acquired Company	—	29,617	—

The accompanying notes are an integral part of these statements.

Consolidated Statement of Comprehensive Income

Provident Bankshares Corporation and Subsidiaries

	Year Ended December 31,
(in thousands)	2001	2000	1999
Net Income	$41,465	$39,705	$44,150
Other Comprehensive Income (Loss):
Loss on Derivatives Due to SFAS No. 133 Transition Adjustment, Net of Tax	(452)	—	—
Loss on Derivatives Recognized in Other Comprehensive Income, Net of Tax	(165)	—	—
Net Unrealized Gain (Loss) on Debt Securities	12,291	39,152	(49,428)
Less: Reclassification Adjustment for Securities Gains Included in Net Income	7,437	5,524	203

Other Comprehensive Income (Loss)	4,237	33,628	(49,631)

Comprehensive Income (Loss)	$45,702	$73,333	$(5,481)

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Note 1—Summary of Significant Accounting Policies

        Provident Bankshares Corporation ("the Corporation") offers a wide range of banking services through its wholly owned subsidiary, Provident Bank, and its subsidiaries ("the Bank"). Product offerings include deposit products, cash management services, commercial and consumer loans and personal investment products. These services are provided through a network of 100 offices and 185 ATMs located primarily in the greater Baltimore/Washington metropolitan area, northern Virginia and southern Pennsylvania.

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

Use of Estimates

        In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Estimates and assumptions are used in areas, such as pension liability, valuation of other real estate owned, recourse liabilities, allowance for loan losses and other than temporary impairment of securities. Actual results could differ from these estimates.

Investment Securities

        Investment portfolios are to be divided among three categories: securities available for sale, and if applicable, securities held to maturity and trading account securities. Securities available for sale are securities the Corporation intends to hold for an indefinite period of time, including securities used to manage asset/liability strategy, that may be sold to respond to changes in interest rates, prepayment risks, liquidity needs, manage capital or other similar factors. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported directly as a separate component of stockholders' equity as net accumulated other comprehensive income (loss), which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from sales of securities available for sale are recognized by the specific identification method and are reported in non-interest income. Any securities that the Corporation has the intent and ability to hold to maturity would be included in securities held to maturity and, accordingly, carried at cost adjusted for amortization of premiums and accretion of discounts using the interest method. Securities are evaluated periodically to determine whether a decline in their value is other than temporary. The Corporation uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline to determine whether the loss in value is other than temporary. The term other than temporary is not intended to indicate that the decline is permanent, but indicates that the prospects for a near term recovery of value is not necessarily favorable or there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

        The Corporation securitizes second mortgage loans out of its acquired loan portfolio with Federal National Mortgage Association ("FNMA"), and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. Credit losses do not affect the valuation due to FNMA's full guarantee to the Corporation for losses on loans collateralizing the securities. These loans were securitized with full recourse back to the Corporation for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

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

        Unearned income on loans at December 31, 2001 and 2000 was not material with respect to the respective financial statements. Premiums and discount associated with purchased loans are amortized over the expected life of the loans using the interest method and recognized in interest income as a yield adjustment.

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

Mortgage Banking Activities

        The Corporation underwrites and settles mortgage loans with the intent to sell them within a short-term period of time. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a guaranteed fee, less their cost to process the loan. Amounts reflected as loans held for sale bear no market risk with regards to their sale price as the third party purchases the loans at their face amount, resulting in no gain or loss. Net fee income is recognized in non-interest income as mortgage banking activities in the Consolidated Statement of Income.

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

        The Corporation carries any retained interest in a transferred asset on the Statement of Condition as a servicing asset. The servicing assets represent the fair value of the servicing contracts associated with the purchase or origination and subsequent securitization of the mortgage loans. Servicing assets are amortized in proportion to and over the period of estimated net servicing income. Servicing assets are evaluated periodically for impairment based on their fair value and impairment, if any, is recognized through a valuation allowance and a charge to operations. At December 31, 2001, the Corporation did not have any servicing assets.

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

Intangible Assets

        The Corporation's intangible assets are composed of goodwill and deposit base intangibles which are amortized over 20 years and 7 years, respectively, using the straight line method which estimates the remaining term of the benefit. Intangible assets are reviewed for potential impairment when events or circumstances may affect the basis of the asset.

Derivative Financial Instruments

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

        All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the use of certain types of derivatives used to hedge specific risks are also documented. At inception, and on a periodic basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The majority of the derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest earning assets or interest bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedges inception and on an ongoing basis.

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

        Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and accordingly were not included in the transition adjustment described in Note 13.

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

Note 2—Business Combination

        On August 31, 2000 the Corporation completed its acquisition of Harbor Federal Bancorp, the parent of Harbor Federal Savings Bank, issuing approximately 2.1 million shares of common stock valued at approximately $29.6 million. The purchase method of accounting was used for the acquisition, accordingly, the purchase price was allocated to the fair value of net assets acquired. This allocation resulted in $9.3 million of goodwill and $2.6 million of deposit based intangibles, which are being amortized over twenty and seven years, respectively. Intangible amortization expense totaled $929 thousand and $280 thousand for the years ended December 31, 2001 and 2000, respectively. Refer to Note 24 in these consolidated financial statements concerning future treatment of goodwill. The results of operations from the date of acquisition are included in the accompanying consolidated financial statements. This acquisition was not considered significant and therefore, pro-forma statements have been excluded.

Note 3—Extraordinary Item

        During the first quarter of 2000, the Corporation liquidated $78 million of Federal Home Loan Bank Advances due in 2001 through 2003. Accordingly, a net gain of $770 thousand, or $.02 per share was recognized. This gain was net of $415 thousand in taxes.

Note 4—Change in Accounting Principle

        Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No, 133"). The statement establishes the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities.

        The adoption of SFAS No. 133 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax) reflected as Cumulative Effect of Change in Accounting Principle on the Consolidated Statement of Income. This represented the difference between the derivative's previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

Note 5—Restrictions on Cash and Due From Banks

        The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged approximately $35.4 million and $30.3 million during the years ended December 31, 2001 and 2000, respectively.

        In order to cover the costs of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2001 and 2000, the Corporation maintained average compensating balances of approximately $21.4 million and $15.0 million, respectively. In addition, the Corporation paid fees totaling $749 thousand in 2001, $533 thousand in 2000 and $556 thousand in 1999 in lieu of maintaining compensating balances.

Note 6—Investment Securities

        The aggregate amortized cost and market values of the available for sale securities portfolio at December 31 were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2001
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$100,390	$1	$3,694	$96,697
Mortgage-Backed Securities	1,514,396	10,220	5,144	1,519,472
Municipal Securities	22,461	701	1	23,161
Other Debt Securities	175,769	201	11,066	164,904

Total Securities Available for Sale	$1,813,016	$11,123	$19,905	$1,804,234

December 31, 2000
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$83,069	$4,349	$13	$87,405
Mortgage-Backed Securities	1,645,398	10,585	11,781	1,644,202
Municipal Securities	25,842	271	33	26,080
Other Debt Securities	138,653	11	19,842	118,822

Total Securities Available for Sale	$1,892,962	$15,216	$31,669	$1,876,509

        The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2001 and 2000, are shown below. Expected maturities on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2001		2000
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Securities Available for Sale
In One Year or Less	$3,943	$3,976	$8,889	$8,883
After One Year Through Five Years	55,009	55,336	11,653	11,757
After Five Years Through Ten Years	71,181	67,666	10,142	10,278
Over Ten Years	168,487	157,784	216,880	201,389
Mortgage-Backed Securities	1,514,396	1,519,472	1,645,398	1,644,202

Total Securities Available for Sale	$1,813,016	$1,804,234	$1,892,962	$1,876,509

        Proceeds from sales of securities available for sale during 2001 were $786.9 million. Gross gains of $14.9 million and gross losses of $3.5 million were realized on such sales and write-downs of securities. For 2000, sales of securities yielded proceeds of $255.8 million which resulted in gross realized gains of $8.8 million and gross losses of $328 thousand. Securities sold in 1999 produced proceeds of $22.8 million resulting in gross gains of $380 thousand and gross losses of $68 thousand.

        At December 31, 2001, a net unrealized after tax loss of $5.8 million on the securities portfolio was reflected as the net accumulated other comprehensive income in the Consolidated Statement of Condition. This compares to a net unrealized loss of $10.7 million at December 31, 2000.

        Securities with a market value of $1.0 billion at December 31, 2001 and 2000, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

        During the fourth quarter of 2001, debt securities amounting to $4.3 million were determined to be other than temporarily impaired as a result of potential liquidity difficulties faced by the issuer. Accordingly, the Corporation recorded a pre-tax charge of $1.9 million in net security gains in the Consolidated Statement of Income and reduced the basis of the security. Accrued interest of $188 thousand was reversed, however interest payments received are recognized as income on a cash basis as the issuer has continued to pay interest on these securities on a timely basis. During 2001 the Corporation recognized $263 thousand in interest income on these securities.

Note 7—Allowance for Loan Losses

        A summary of the activity in the allowance for loan losses for the three years ended December 31 is presented below:

(in thousands)	2001	2000	1999
Balance at Beginning of the Year	$38,374	$36,445	$42,739
Allowance of Acquired Company	—	404	—
Provision for Loan Losses	17,940	29,877	11,570
Allowance Related to Securitized Loans	(690)	(950)	(1,500)
Loans Charged-Off	(22,623)	(29,200)	(17,892)
Less: Recoveries of Loans Previously Charged-Off	1,610	1,798	1,528

Net Loans Charged-Off	(21,013)	(27,402)	(16,364)

Balance at End of the Year	$34,611	$38,374	$36,445

        At December 31, 2001, 2000 and 1999, the recorded investment in commercial loans which are in non-accrual status and therefore considered impaired totaled $3.8 million, $13.6 million and $21.3 million, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $626 thousand in 2001, $2.1 million in 2000 and $1.6 million in 1999 would have been recorded. Interest income of $152 thousand was recognized on these loans during 2001. The average recorded investment in impaired commercial loans was approximately $6.5 million in 2001 and $18.9 million in 2000.

Note 8—Premises and Equipment

        Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 14 branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.

(in thousands)	2001	2000
Land	$8,471	$1,736
Buildings and Leasehold Improvements	28,534	28,027
Furniture & Equipment	57,169	50,649
Property Held for Future Expansion	—	7,184

Total Premises & Equipment	94,174	87,596
Less: Accumulated Depreciation And Amortization	48,487	41,791

Net Premises and Equipment	$45,687	$45,805

        During 2001, the Corporation entered into a 50 year land lease for the property adjacent to the Corporation's headquarters. Under the agreement, the lessee will construct office and parking facilities on the property. The lease provides for discounted parking for the Corporation's employees in addition to office space adequate to meet the Corporation's future incremental operational requirements. Accordingly the property has been reclassified from property held for expansion to land. The lease provides for annual payments of $340 thousand with an annual escalation provision of 1% per annum.

        In December 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party which then leased the building back to the Corporation. During 2000 the lease was renegotiated. At December 31, 2001 the lease has 11 years remaining on the term. The remaining associated deferred gain of $266 thousand from the sale will be recognized in proportion to the gross rental expense incurred over the outstanding term of the lease. The associated lease payments and sublease rental income are included in the table below.

        The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2001.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2002	$8,407	$65	$261	$8,603
2003	7,777	45	202	7,934
2004	6,813	14	151	6,950
2005	5,215	—	134	5,349
2006	3,726	—	—	3,726
2007 and Thereafter	16,613	—	—	16,613

Total	$48,551	$124	$748	$49,175

        Rental expense for premises and equipment was $9.3 million in 2001, $8.8 million in 2000 and $7.7 million in 1999.

Note 9—Mortgage Banking Activities

        Mortgage servicing rights ("MSRs") are assets acquired through loan origination. The value of the servicing rights is based on the present value of estimated future cash flows. The MSRs are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions. The following is an analysis of the original mortgage loan servicing asset balance, net of accumulated amortization, during each of the respective years.

(in thousands)	2001	2000	1999
Balance at Beginning of Year	$333	$1,086	$2,608
Additions	69	1,984	13,573
Amortization	(108)	(85)	(137)
Sales of Servicing Assets	(294)	(2,652)	(14,958)

Balance at End of Year	$—	$333	$1,086

        Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statement of Condition were $49 million and $84 million at December 31, 2001 and 2000, respectively.

Note 10—Borrowings

        At December 31, short-term borrowings were as follows:

(in thousands)	2001	2000
Securities Sold Under Repurchase Agreements and Federal Funds Purchased	$364,278	$315,851
Other Short-Term Borrowings	2,043	81,982

Total Short-Term Borrowings	$366,321	$397,833

        The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2001	2000	1999
Balance at December 31	$364,278	$315,851	$289,426
Average Balance During the Year	320,301	446,892	232,195
Maximum Month-End Balance	423,068	745,849	337,116
Weighted Average Rate During the Year	3.53%	6.20%	5.22%
Weighted Average Rate at December 31	1.55%	6.03%	4.97%

Note 11—Long-Term Debt

        Long-term debt consisted of Federal Home Loan Bank Advances of $664.9 million, $69.6 million in trust preferred securities and $125.6 million of five year term repurchase agreements at December 31, 2001. At December 31, 2000 long-term debt was composed of $654.6 million in Federal Home Loan Bank advances and $68.0 million in trust preferred securities and $70.4 million of five year term repurchase agreements. The principal maturities of the components of long-term debt at December 31, 2001, are presented below.

(in thousands)
2002	$113,511
2003	191,116
2004	205,002
2005	178,364
2006	61,337
After 2006	110,776

Total Long-Term Debt	$860,106

        The Federal Home Loan Bank ("FHLB") Advances to the Bank mature in varying amounts through 2016. These advances are composed of $330.1 million fixed rate advances with an average interest rate of 6.91% and $334.8 million variable rate advances with an average rate of 5.33%. The term repurchase agreements are all variable rate agreements with an average rate of 5.50% with varying amounts maturing through 2006. The FHLB Advances and the term repurchase agreements are collateralized by investment securities and certain real estate loans with carrying values of $546.3 million and $313.1 million, respectively, at December 31, 2001.

        During the second quarter of 1998 and first quarter of 2000, the Corporation formed new wholly owned statutory business trusts, Provident Trust I ("Trust I") and Provident Trust II ("Trust II"). Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities to outside third parties. The sole purpose of the trusts is to invest the proceeds in an equivalent amount of 8.29% and 10% junior subordinated debentures of the Corporation due in 2028 and 2030, respectively. These subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust's securities obligations. For financial reporting purposes, each trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements and are presented net of unamortized issuance costs as long-term debt in the Consolidated Statement of Condition. The trust preferred securities are not included as a component of total stockholders' equity on the Consolidated Statement of Condition. The trust preferred securities are, however, accorded Tier 1 capital status by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital in addition to the ability to deduct the expense of the subordinated debentures for income tax purposes provides the Corporation with a cost-effective method to raise regulatory capital. The proceeds of the trust preferred securities were used for general corporate uses.

        The trust preferred securities pay cash distributions which are payable semiannually for Trust I and quarterly for Trust II are based on their applicable rate and liquidation preference of $1,000 per security. Distributions to the holders of the trust preferred securities are included in interest expense. Under the provisions of the subordinated debt, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative.

        The securities of Trust I are redeemable in whole or in part on or after April 15, 2008. Trust II securities are redeemable in whole or in part on or after February 28, 2005. Either of the securities is redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

Note 12—Stockholders' Equity

        During 2001 and 2000, the Corporation declared a five percent stock dividend for each year to the stockholders of record as of April 30, 2001 and May 1, 2000, respectively. The 2001 stock dividend was paid on May 11, 2001, resulting in the distribution of 1,219,542 common shares with a par value of $1.00 per share. Accordingly, $1.2 million and $27.5 million were transferred from retained earnings to common stock and capital surplus, respectively. The 2000 stock dividend was paid May 12, 2000 with the distribution of 1,256,017 common shares with a $1.00 par value per share. This dividend resulted in the transfer of $1.3 million to common stock and $18.8 million to capital surplus from retained earnings. The impact of these stock dividends has been retroactively reflected in the earnings and dividends per share and stock option data in the financial statements and accompanying notes.

        During 1998, the Corporation approved a stock repurchase program for up to 5% of its outstanding stock. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 2,432,232 and 3,168,103 shares of common stock at a cost of $56.5 million and $51.1 million during 2001 and 2000, respectively. At December 31, 2001, the Corporation had remaining authority to repurchase up to 83,000 shares under the program. In early 2002 the Corporation approved an extension of this program which enables the Corporation to repurchase an additional 1.0 million shares.

        The Corporation's Stock Option Plan (the "Option Plan") covers a maximum of 6.7 million shares of common stock that has been reserved for issuance under the Option Plan described below. Under the provisions of Statement of Financial Accounting Standards No. 123—"Accounting for Stock-Based Compensation" ("SFAS No. 123"), the Corporation had the option of accruing a compensation expense for stock options granted to employees, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Under the Option Plan, stock options are granted at an exercise price not less than the market value of the underlying shares of common stock on the date of the grant. As such, the Option Plan is classified as a fixed stock option plan. Accordingly, no compensation expense has been recognized from 1999 through 2001.

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

        The following table presents a summarization of the activity related to the options for the periods indicated:

	2001		2000		1999
	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price
Outstanding, January 1	2,809,208	$13.97	2,326,420	$13.77	2,009,536	$11.72
Granted	84,175	22.02	653,809	14.61	522,475	19.18
Exercised	(452,722)	6.43	(119,577)	11.03	(189,929)	5.82
Cancelled or Expired	(116,413)	19.20	(51,444)	20.04	(15,662)	27.40

Outstanding, December 31	2,324,248	$15.47	2,809,208	$13.97	2,326,420	$13.77

Options Exercisable at Year-end	1,602,451		1,535,868		1,344,393
Weighted Average Fair Value of Options Granted During the Year		$.53		$.27		$.60
Options Available for Granting Under the Option Plan	969,156		170,840		768,776

        The table below provides information on the stock options outstandings at December 31, 2001.

	Options Outstanding			Options Exercisable
Exercise Price Range of	Common Shares	Weighted Average Option Price	Weighted Average Remaining Contractual Life	Common Shares	Weighted Average Option Price
$.00- 2.88	18,938	$.73	.4	18,938	$.73
2.89- 5.76	77,189	4.18	3.3	77,189	4.18
5.77- 8.65	259,727	7.54	2.9	259,727	7.54
8.66-11.54	79,497	9.78	4.9	79,497	9.78
11.55-14.42	829,854	12.85	6.4	594,175	12.72
14.43-17.30	140,259	15.62	5.4	130,735	15.58
17.31-20.19	539,591	18.84	8.0	227,488	19.16
20.20-23.07	64,051	20.95	9.0	4,376	20.98
23.08-25.96	66,314	24.36	7.8	34,158	24.30
25.97-28.84	248,828	27.73	6.1	176,168	27.72

	2,324,248	$15.47	6.2	1,602,451	$14.25

        The weighted average fair value of all of the options granted during the period 1999 through 2001 has been estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Dividend Growth Rate	13.03%	14.24%	14.45%
Weighted Average Risk-free Interest Rate	4.81%	4.83%	6.39%
Weighted Average Expected Volatility	25.11%	25.60%	24.24%
Weighted Average Expected Life in Years	7 years	10 years	7 years

        The provisions of SFAS No. 123, require pro forma disclosure of compensation expense for the Corporation based on the fair value of the awards at the date of grant. Under those provisions, the Corporation's net income and earnings per share would have been reduced to the following pro forma amounts below:

(in thousands, except per share data)	2001	2000	1999
Net Income:
As Reported	$41,465	$39,705	$44,150
Pro Forma	41,436	39,592	43,947
Basic Earnings Per Share:
As Reported	$1.61	$1.44	$1.58
Pro Forma	1.61	1.44	1.57
Diluted Earnings Per Share:
As Reported	$1.56	$1.41	$1.53
Pro Forma	1.55	1.41	1.52

Note 13—Derivative Financial Instruments

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

        The Bank enters into various derivative financial instruments to manage its interest rate risk exposure which aims to stabilize net interest income through periods of changing interest rates. (see Note 1). The two major types used are interest rate swaps and interest rate floor/cap/corridor arrangements. These derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. Risks in these transactions involve nonperformance by counterparties under the terms of the contract (counterparty credit risk) and, for interest rate swaps, the possibility that interest rate movements or general market volatility could result in losses on balance sheet positions (market risk) should the hedge cease to be highly effective. The counterparty credit risk that results from interest rate swaps, interest rate floors, and interest rate caps is represented by the fair value of contracts that have a positive value at the reporting date. At December 31, 2001 the total amount of credit risk was $357 thousand; however, this amount can increase or decrease if interest rates change. Credit risk is controlled by dealing with well-established brokers which are highly rated by independent sources and by establishing exposure limits for individual counterparties. Market risk on interest rate swaps is minimized by using these instruments as hedges, actively managing interest rate risk and by continually monitoring these positions. Market risk associated with the interest rate floor/cap/corridor arrangements only exist when premiums are amortized into interest expense without receiving any compensation from third parties. At December 31, 2001 the Bank has entered into $64.2 million pay fixed/receive variable and $70 million pay variable/receive fixed interest rate swaps. Variable rates for the swaps are based upon LIBOR. For the year ended December 31, 2001, $115.0 million and $19.2 million were used to hedge the interest rate risk in borrowings and various interest-earning assets, respectively. The interest rate caps and corridors protect the net interest margin from the impact of increases in borrowing rates during periods of rising interest rates. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $965 thousand at December 31, 2001. At December 31, 2001, the Corporation has deferred gains of $5.0 million and deferred losses of $4.5 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2010.

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

        At December 31, 2001, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $1.1 million, resulting in no net earnings impact for the year ended December 31, 2001. At December 31, 2001, the Corporation has recorded a decline in the fair value of derivatives of $949 thousand, net of taxes, in OCI to reflect the effective portion of cash flow hedges. For the year ending December 31, 2001, the Corporation had no ineffective hedges.

        The fair value of cash flow derivatives reflected in OCI are determined using the projected cash flows of these derivatives over the respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects the amount to be recognized into earnings out of OCI in the next twelve months will be approximately $1.8 million, before taxes. This amount represents amortization of $550 thousand for interest rate caps and corridors, in addition to $1.3 million recognized from interest rate swaps. The amount associated with the interest rate swaps is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $550 thousand in interest rate caps and corridors and $400 thousand on the interest rate swaps.

Prior to January 2001

        The Corporation used a variety of derivative financial instruments as part of its interest rate risk management strategy and the Corporation did not hold or issue derivative financial instruments for trading purposes. The derivative products used were interest rate swaps and caps or floors, used separately or in combination to suit the hedge objective. All were currently classified as hedges. To qualify as a hedge, 1) the asset or liability to be hedged exposes the Corporation to interest rate risk, 2) the derivatives act to move the Corporation to a rate insensitive position should interest rates change, and 3) the derivative is designated and is effective as a hedge of a balance sheet item.

        The notional amounts were not reflected on the Consolidated Statement of Condition because they were merely a unit of measure to determine the effect of the swap. Income and expense on interest rate swaps associated with designated balance sheet items was recognized using the accrual method over the life of the agreement(s) as an adjustment to the income or expense on the designated balance sheet item. Premiums associated with interest rate floor/cap/corridor arrangements were reflected in the Consolidated Statement of Condition and amortized over their life using the straight-line method and included as an adjustment to interest income/expense associated with the balance sheet item. Payments due to or from counterparties under these agreements were accrued as an adjustment to interest income or expense associated with the designated balance sheet item.

        Any significant divergence between this relationship which resulted in interest income or expense exceeding projected parameters resulted in the hedge being marked-to-market with the resultant gain or loss included in earnings. Terminated derivative positions with the designated assets or liabilities retained had the resulting gain or loss deferred and amortized over the estimated remaining life of the hedge into interest income/expense associated with the balance sheet item. Derivatives associated with liquidated hedged assets or liabilities were marked-to-market and had subsequent changes in their fair value reflected in earnings as the derivative is considered speculative in nature.

        Accounting treatment of derivative positions was consistent with the accounting treatment of the underlying asset or liability. Interest rate swaps used to hedge available for sale debt securities had their fair value included in stockholders' equity which was consistent with the fair value treatment of the available for sale securities. Interest accruals associated with the swap were included as an adjustment to interest income on the associated securities. Derivative products terminated prior to the sale of the related security had the respective gain or loss deferred and amortized into interest income as yield adjustments to the designated asset over the shorter of the remaining life of the agreement or the designated asset. Upon sale of the security, the deferred gain or loss on the derivative was reflected in income at the time of sale.

        At December 31, 2000 the Corporation had entered into $15.0 million pay fixed/receive variable and $524.8 million pay variable/receive fixed interest rate swaps. Variable rates for the swaps were based on indices of either LIBOR or 10 year treasuries. Unamortized premiums paid and outstanding for floor/cap/corridor arrangements were $1.6 million at December 31, 2000. At December 31, 2000, the Corporation had deferred gains of $7.1 million and deferred losses of $10.0 million related to terminated contracts which were being amortized as a yield adjustment in various amounts through 2010.

Note 14—Commitments, Guarantees and Credit Risk

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

        Subject to its normal credit standards and risk monitoring procedures, the Bank makes contractual commitments to extend credit. Commitments to extend credit in the form of consumer, commercial real estate and commercial business loans amounted to $582.8 million and $547.6 million at December 31, 2001 and 2000, respectively. Commitments typically have fixed expiration dates or other termination clauses. The total of commitments does not necessarily represent future cash requirements as many commitments may expire without being exercised. Collateral and amounts thereof are obtained, if necessary, based upon management's evaluation of each borrower's financial condition. Required collateral may be in the form of cash, accounts receivable, inventory, property, plant and equipment and income generating commercial properties and residential properties.

        Conditional commitments are issued by the Bank in the form of performance stand-by letters of credit which guarantee the performance of a customer to a third party. These letters of credit are typically included in the amount of funds committed by the Bank to complete associated construction projects. At December 31, commitments under outstanding performance stand-by letters of credit aggregated $41.9 million in 2001 and $34.5 million in 2000. The credit risk of issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Securitizations and Recourse Provision

        During 2001 and 2000 the Corporation securitized $239 million and $324 million of its acquired loan portfolio. These loans were securitized with FNMA and the respective securities were placed into the Corporation's investment portfolio. Accordingly, no gain or loss was recorded on these transactions. These securities are valued at fair market value along with the remaining securities. These assets were securitized with full recourse back to the Corporation for any credit losses. The maximum potential recourse obligation was $426.6 million and $588.3 million at December 31, 2001 and 2000, respectively.

        A recourse liability was established by the Corporation based upon the credit risk inherent in these loans. This recourse liability amounted to $3.4 million and $2.1 million at December 31, 2001 and 2000, respectively. This recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability totaled $1.9 million during 2001. No losses were incurred during 2000. At December 31, 2001, $1.8 million of loans with potential recourse were 90 days or more past due. Credit losses do not affect the valuation due to FNMA's full guarantee to the Corporation for losses on loans collaterallizing the securities.

Valuation of Retained Interests

        The Corporation determined the current fair value of the retained interest using certain key assumptions and calculated the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in prepayment and discount rate assumptions. The results are presented in the table below as of December 31, 2001.

(in thousands)	Retained FNMA Securities
Carrying Amount/Fair Value of Retained Interests	$448,792
Weighted-Average Life in Years	2.5
Annual Prepayment Assumption	29.7%
Impact on Fair Value of Retained Interest of 10% Adverse Change in Prepayment Assumption	$(559)
Impact on Fair Value of Retained Interest of 20% Adverse Change in Prepayment Assumption	(2,047)
Annual Cash Flow Discount Rate	7.18%
Impact on Fair Value of Retained Interest of 10% Adverse Change in Discount Rate	$(9,576)
Impact on Fair Value of Retained Interest of 20% Adverse Change in Discount Rate	(19,151)

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

Concentrations of Credit Risk

        Commercial construction and mortgage loan receivables from real estate developers represent $452.8 million and $382.4 million of the total loan portfolio at December 31, 2001 and 2000, respectively. Substantially all loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $730.6 million and $1.3 billion in portfolio acquisition loans at December 31, 2001 and 2000, respectively. Additionally, the consumer portfolio contains boat loans purchased through brokers of $320.8 million and $217.8 million at December 31, 2001 and 2000, respectively.

        The Corporation's investment portfolio contains mortgage-backed securities amounting to $1.52 billion and $1.64 billion at December 31, 2001 and 2000, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.

Related Party Transactions

        Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. Credit criteria used to evaluate each loan is the same as required of any Bank customer. The schedule below presents data on these loans:

(in thousands)	Balance at December 31, 2000	Additions	Reductions	Balance December 31, 2001
Loan Activity	$15,204	$10,691	$10,298	$15,597

Note 15—Other Non-Interest Income and Expense

        The components of other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2001	2000	1999
Other Non-Interest Income:
Other Loan Fees	$2,614	$2,390	$3,355
Cash Surrender Value Income	3,921	2,065	413
Other Non-Interest Income	3,425	3,232	2,906

Total Other Non-Interest Income	$9,960	$7,687	$6,674

Other Non-Interest Expense:
Advertising and Promotion	$7,579	$7,582	$6,806
Communication and Postage	5,605	5,673	5,231
Printing and Supplies	2,775	2,715	2,463
Regulatory Fees	1,707	1,217	1,120
Professional Services	2,227	2,731	2,706
Other Non-Interest Expense	15,273	12,241	9,590

Total Other Non-Interest Expense	$35,166	$32,159	$27,916

Note 16—Income Taxes

        The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2001	2000	1999
Current Income Tax Expense (Benefit):
Federal	$29,829	$6,120	$18,803
State	5	71	(437)

Total Current	29,834	6,191	18,366
Deferred Income Tax Expense (Benefit)	(10,652)	12,043	2,833

Total Income Tax Expense	$19,182	$18,234	$21,199

        The adoption of SFAS No. 133 on January 1, 2001 resulted in a tax expense of $618 thousand which is included in total income tax expense. Exclusive of the tax impact of SFAS No. 133 tax expense from continuing operations was $19.8 million as reflected in the Consolidated Statement of Income.

        Tax expense associated with investment securities gains was $4.0 million in 2001, $3.0 million in 2000 and $109 thousand in 1999.

        The primary sources of temporary differences that give rise to significant portions of the deferred tax asset and liability at December 31, 2001 and 2000 are presented below.

(in thousands)	Deferred Assets	Deferred Liabilities
2001:
Loan Loss Reserve Recapture	$—	$6,633
Reserve for Loan Loss	10,531	—
Deferred State Tax Receivable	5,577	—
Depreciation	—	6,242
Deferred Federal Tax Liability for State Receivable	—	1,952
Deferred Tax Asset on Unrealized Losses in Debt Securities	3,145	—
Leasing Activities	3,746	—
REIT Dividend Deferral	2,783	—
Employee Benefits	2,741	—
Deferred Tax Liability on Securities Transactions	—	4,093
Purchase Accounting Adjustments	1,122	—
Write-down of Property Held for Sale	700	—
SFAS No. 133 Related Adjustments	671	—
Deposit Intangible	—	717
Deferred Tax Asset on Cash Flow Hedges	332	—
Harbor Federal Expenses	94	—
Deferred Gain on Sale/Leaseback	93	—
Capitalized Real Estate Owned Costs	42	—
All Other	515	1,473

Total	$32,092	$21,110

2000:
Loan Loss Reserve Recapture	$—	$9,153
Reserve for Loan Loss	12,199	—
Deferred State Tax Receivable	5,577	—
Depreciation	—	3,850
Deferred Federal Tax Liability for State Receivable	—	1,952
Deferred Tax Asset on Unrealized Losses in Debt Securities	5,759	—
Leasing Activities	1,688	—
Mortgage Servicing Rights	—	70
REIT Dividend Deferral	—	4,978
Employee Benefits	2,682	—
Deferred Tax Liability on Securities Transactions	—	6,282
Purchase Accounting Adjustments	1,947	—
Write-down of Property Held for Sale	700	—
Harbor Federal Expenses	—	406
Deferred Gain on Sale/Leaseback	184	—
Capitalized Real Estate Owned Costs	146	—
All Other	509	1,177

Total	$31,391	$27,868

        At December 31, 2001 and 2000 the Corporation had valuation allowances with respect to deferred tax assets for assets not included above, of $11.4 million and $8.9 million, respectively.

        The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The reasons for these differences are set forth below:

	2001	2000	1999
Statutory Federal Income Tax Rate	35.0%	35.0%	35.0%
Increases (Decreases) in Tax Rate Resulting From:
Tax-Advantaged Income	(3.3)	(3.1)	(1.1)
Disallowed Interest Expense	.4	.2	.2
Employee Benefits	(.2)	(.1)	(.2)
Low Income Housing Credit	(.5)	(.2)	—
State and Local Income Taxes, Net of Federal Income Tax Benefit	—	.1	(.7)
Tax Benefit of State Refund Claim	—	—	(.7)
Other	.2	(.4)	(.1)

Total Combined Effective Income Tax Rate	31.6%	31.5%	32.4%

Note 17—Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share under the treasury stock method which could occur if contracts to issue common stock were exercised, such as stock options, and shared in corporate earnings. All prior period data has also been restated to provide for the effects of the stock dividends issued in 1999, 2000 and 2001.

        The following table presents a summary of per share data and amounts for the periods indicated:

(dollars in thousands, except per share data)	2001	2000	1999
Qualifying Net Income	$41,465	$39,705	$44,150
Basic EPS Shares	25,767	27,489	28,010
Basic EPS	$1.61	$1.44	$1.58
Dilutive Shares	895	595	847
Diluted EPS Shares	26,662	28,084	28,857
Diluted EPS	$1.56	$1.41	$1.53

Note 18—Other Comprehensive Income

        Comprehensive income is defined as net income plus transactions and other occurrences which are the result of non-owner changes in equity. For financial statements presented for the Corporation, the only non-owner equity change is comprised of unrealized gains or losses on available for sale debt securities and unrealized gains or losses attributable to derivatives that will be accumulated with net income from operations. This does not have an impact on the Corporation's results of operations. Below are the components of Other Comprehensive Income and the related tax effects allocated to each component:

	Year Ended December 31,
(in thousands)	2001	2000	1999
Unrealized Holding Gains (Losses) Arising During the Year	$18,909	$60,237	$(76,659)
Tax Expense (Benefit) Attributable to Unrealized Holding Gains (Losses) Arising During the Year	6,618	21,085	(27,231)

Net Unrealized Holding Gains (Losses)	$12,291	$39,152	$(49,428)

Less: Reclassification Adjustments
Gains Realized in Net Income	11,442	8,499	312
Tax Expense on Realized Gains Included in Net Income	4,005	2,975	109

Net Reclassification Adjustment	7,437	5,524	203

Losses on Derivatives Recognized in Other Comprehensive Income Arising During the Year	(949)	—	—
Tax Expense Attributable to Derivative Losses Arising During the Year	332	—	—

Net Losses on Derivatives Recognized in Other Comprehensive Income	(617)	—	—

Other Comprehensive Income (Loss)	$4,237	$33,628	$(49,631)

Note 19—Employee Benefit Plans

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

Postretirement Benefits

        In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach age 60 may become eligible for these benefits, contingent upon the completion of twenty years of service. The health care plan is contributory where the retiree is responsible for all premiums in excess of the Corporation's contribution. The Corporation's contribution is capped at a growth rate of 4% per year. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retiree is borne by the Corporation. At December 31, 2001 and 2000, this plan is unfunded.

        The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.

	Pension Plan			Postretirement Benefits
(in thousands)	2001	2000	1999	2001	2000	1999
Actuarial Present Value of Accumulated Benefit Obligation:	$25,197	$23,528	$23,098	$1,450	$1,428	$1,216

Projected Benefit Obligation at January 1	$26,941	$23,634	$26,614	$1,428	$1,216	$1,363
Service Cost	1,336	1,284	976	138	114	114
Interest Cost	1,921	1,970	1,740	99	98	85
Benefit Payments	(2,688)	(2,479)	(1,323)	(182)	(162)	(88)
Actuarial Loss (Gain)	244	2,532	(4,373)	(33)	162	(258)

Projected Benefit Obligation at December 31	$27,754	$26,941	$23,634	$1,450	$1,428	$1,216

(in thousands)	2001	2000	1999	2001	2000	1999
Plan Assets Fair Value at January 1	$28,464	$30,228	$30,434	$—	$—	$—
Employer Contributions	—	—	—	182	162	88
Benefit Payments	(2,687)	(2,479)	(1,323)	(182)	(162)	(88)
Actual Return on Plan Assets	1,119	715	1,117	—	—	—

Plan Assets Fair Value at December 31	$26,896	$28,464	$30,228	$—	$—	$—

(in thousands)	2001	2000	1999	2001	2000	1999
Plan Assets in Excess of Less Than Projected Benefit Obligation	$(858)	$1,523	$6,594	$(1,450)	$(1,428)	$(1,216)
Unrecognized Net Gain from Past Experience Different from that Assumed	(210)	(2,202)	(4,914)	(213)	(196)	(373)
Unrecognized Prior Service Cost	881	867	(1,401)	62	69	76
Unrecognized Net Obligation (Asset) Arising at Transition at January 1	(153)	(288)	(424)	594	648	702

Accrued Pension Cost Included in Other Liabilities	$(340)	$(100)	$(145)	$(1,007)	$(907)	$(811)

        The actuarially estimated net benefit cost for the year ended December 31 includes the following components:

(in thousands)	2001	2000	1999	2001	2000	1999
Service Cost—Benefits Earned During the Year	$1,336	$1,284	$976	$138	$113	$114
Interest Cost on Projected Benefit Obligation	1,921	1,970	1,740	99	98	85
Expected Return on Plan Assets	(2,791)	(2,953)	(2,977)	—	—	—
Net Amortization and Deferral of Loss (Gain)	(227)	(346)	(370)	45	46	50

Net Pension Cost (Benefit) Included in Employee Benefits Expense	$239	$(45)	$(631)	$282	$257	$249

        The Corporation revises the rates applied in the determination on the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels. The vast majority of the rate of returns for plan asset classes over 5, 10, 15, 20, 25 and 30 year periods for the years ended December 31, 1999, 2000 and 2001 were greater than or equal to 10%. The assumption is reflected in the following table.

	2001	2000	1999	2001	2000	1999
Rates Used in Determining Actuarial Present Value of Projected Benefit Obligation:
Weighted Average Discount Rate	7.25%	7.75%	8.0%	7.25%	7.75%	8.0%
Expected Rate of Increase in Future Compensation	4.0%	4.0%	4.0%
Expected Long-Term Rate of Return on Plan Assets	10.0%	10.0%	10.0%

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

        The assumed health care cost trend rates could have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1%	1%
(in thousands)	Increase	Decrease
Effect on Total of Service and Interest Cost Components	$29	$(25)
Effect on Postretirement Benefit Obligation	145	(123)

Retirement Savings Plan

        The Retirement Savings Plan is a defined contribution plan which is qualified under Section 401(a) of the Internal Revenue Code of 1986. The plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this plan is at the discretion of and determined by the Board of Directors of the Corporation. Under provisions of the plan, the maximum contribution is 75% of an employee's contribution up to 4.5% of the individual's salary. Contributions to this plan amounted to $1.4 million, $1.5 million and $1.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Note 20—Regulatory Capital

        The Corporation is subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation must meet specific capital adequacy requirements which are quantitative measures of the Corporation's assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Additionally, the Corporation's capital amounts and classifications are subject to qualitative judgments by these agencies about components, risk weightings and other factors. The quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain amounts and ratios of total and tier 1 capital to risk-weighted assets and tier 1 capital to average assets, known as the leverage ratio. The Corporation's tier 1 capital is equal to its capital securities (see Note 11), common stock, capital surplus and retained earnings less treasury stock. Equity for regulatory purposes does not include market value adjustments for available for sale securities nor the impact of cash flow derivatives. The calculation of the Corporation's total capital is equal to tier 1 capital plus the allowance for loan losses subject to certain limitations. Risk-weighted assets are determined by applying weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2001 and 2000, the Corporation exceeded all regulatory capital requirements. The most recent notification from the Corporation's primary regulators categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. If the Corporation is unable to comply with the minimum capital requirements, it could result in regulatory actions which could have a material impact on the Corporation.

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

	December 31,		December 31,
(dollars in thousands)	2001	2000	2001	2000
			Provident Bank
Qualifying Capital
Tier 1 Capital	$351,971	$380,348	$350,315	$378,501
Total Capital	386,582	418,772	384,926	416,875
Risk-Weighted Assets	3,487,428	4,060,447	3,484,777	4,060,245
Quarterly Average Assets	4,939,690	5,615,490	4,943,151	5,612,604
Ratios
Leverage Capital	7.13%	6.77%	7.09%	6.74%
Tier 1 Capital	10.09	9.37	10.05	9.32
Total Capital	11.09	10.31	11.05	10.27

Note 21—Business Segment Information

        The Corporation's lines of business are structured according to customer group served. For management purposes the lines are divided into the following segments: Retail Banking, Commercial Banking, and Treasury and Administration.

        The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank ("the Bank"). Provident operates in the Baltimore-Washington corridor, northern Virginia and southern York County, Pennsylvania. The Bank offers its services to customers in our expanding market area through 58 traditional and 42 in-store branches. Additionally, the Bank offers its customers 24-hour banking services through 185 ATMs, telephone banking and the Internet. Retail Banking services include a broad array of small business and consumer loans, deposit and investment products and a complete range of mortgage lending activities. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation's equity position.

        The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment and that they are compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure. This information is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation's funds transfer pricing system utilizes a matched maturity methodology that assigns a costs of funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. Provision for loan losses is charged to the retail and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segments fully taxable equivalent income and the Corporation's effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

        The table below summarizes 2001, 2000 and 1999 results by each business segment.

(in thousands)	Commercial Banking	Retail Banking	Treasury & Administration	Total
2001:
Net Interest Income	$24,642	$97,280	$17,239	$139,161
Provision for Loan Losses	5,010	16,004	(3,074)	17,940

Net Interest Income After Provision for Loan Losses	19,632	81,276	20,313	121,221
Non-Interest Income	5,758	68,456	13,213	87,427
Non-Interest Expense	14,979	109,009	22,235	146,223

Income Before Income Taxes	10,411	40,723	11,291	62,425
Income Tax Expense	3,302	12,917	3,581	19,800

Income Before Extraordinary Item	7,109	27,806	7,710	42,625
Extraordinary Item	—	—	(1,160)	(1,160)

Net Income	$7,109	$27,806	$6,550	$41,465

Average Total Assets	$822,120	$2,994,190	$1,312,668	$5,128,978

2000:
Net Interest Income	$21,311	$115,115	$17,595	$154,021
Provision for Loan Losses	12,398	16,015	1,464	29,877

Net Interest Income After Provision for Loan Losses	8,913	99,100	16,131	124,144
Non-Interest Income	4,946	61,804	8,330	75,080
Non-Interest Expense	13,340	109,187	19,943	142,470

Income Before Income Taxes	519	51,717	4,518	56,754
Income Tax Expense	177	17,565	77	17,819

Income Before Extraordinary Item	342	34,152	4,441	38,935
Extraordinary Item	—	—	770	770

Net Income	$342	$34,152	$5,211	$39,705

Average Total Assets	$779,692	$3,132,817	$1,570,237	$5,482,746

1999:
Net Interest Income	$20,474	$99,395	$25,087	$144,956
Provision for Loan Losses	5,927	7,009	(1,366)	11,570

Net Interest Income After Provision for Loan Losses	14,547	92,386	26,453	133,386
Non-Interest Income	5,500	56,246	(408)	61,338
Non-Interest Expense	12,268	100,374	16,733	129,375

Income Before Income Taxes	7,779	48,258	9,312	65,349
Income Tax Expense	2,653	16,456	2,090	21,199

Income Before Extraordinary Item	5,126	31,802	7,222	44,150
Extraordinary Item	—	—	—	—

Net Income	$5,126	$31,802	$7,222	$44,150

Average Total Assets	$722,406	$2,679,611	$1,510,626	$4,912,643

Note 22—Fair Value of Financial Instruments

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

Mortgage Loans Held for Sale

        At December 31, 2001, fair value for Mortgage loans held for sale was determined using contract pricing for these loans. Prior to January 1, 2001, the fair value was determined using forward contract commitment pricing.

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

Interest Rate Arrangements

        The fair value of interest rate swaps and floor/cap/corridor arrangements, which the Corporation uses for hedging purposes, is the estimated amount the Corporation would receive or pay to terminate the arrangements at the reporting date, taking into account the current interest rates and the current credit worthiness of the counterparties. Prior to January 1, 2001 interest rate swaps were considered off-balance sheet instruments.

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

        The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

	2001		2000
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Due From Banks	$105,986	$105,986	$84,166	$84,166
Short-Term Investments	11,798	11,798	12,378	12,378
Mortgage Loans Held for Sale	6,932	6,932	8,243	8,257
Securities Available for Sale	1,804,234	1,804,234	1,876,509	1,876,509
Loans, Net of Allowance	2,742,282	2,803,737	3,299,820	3,411,088
Liabilities:
Deposits	$3,356,047	$3,405,554	$3,954,770	$3,861,643
Short-Term Borrowings	366,321	366,683	397,833	398,011
Long-Term Debt	860,106	879,239	792,942	798,649
Recognized Derivative Financial Instruments:
Interest Rate Swaps	$358	$358	$—	$1,928
Interest Rate Corridors	234	234	—	—
Interest Rate Caps	657	657	1,575	(239)
Commitments to Extend Credit	—	—	—	—

        The calculations represent estimates and do not represent the underlying value of the Corporation. The information presented is based on fair value calculations and market quotes as of December 31, 2001 and 2000. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

Note 23—Parent Company Financial Information

        The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statement of Income

	Year Ended December 31,
(in thousands)	2001	2000	1999
Interest Income From Bank Subsidiary	$25	$86	$34
Dividend Income From Subsidiaries	75,986	76,559	20,242

Total Income	76,011	76,645	20,276

Operating Expenses	6,521	6,869	4,105

Income Before Income Taxes and Equity in Undistributed Income of Subsidiaries	69,490	69,776	16,171
Income Tax Benefit	(2,179)	(2,053)	(1,277)

	71,669	71,829	17,448
Equity in Undistributed Income of Subsidiaries	(30,204)	(32,124)	26,702

Net Income	$41,465	$39,705	$44,150

Statement of Condition

	December 31,
(in thousands)	2001	2000
ASSETS
Interest Bearing Deposit with Bank Subsidiary	$90	$108
Investment in Bank Subsidiary	347,992	372,428
Other Assets	11,433	8,530

Total Assets	$359,515	$381,066

LIABILITIES
Long Term Debt	$71,796	$70,135
Other Liabilities	1,545	724

Total Liabilities	73,341	70,859

STOCKHOLDERS' EQUITY
Common Stock	31,406	29,709
Capital Surplus	284,359	251,085
Retained Earnings	97,739	104,488
Net Accumulated Other Comprehensive Income of Bank Subsidiary	(6,458)	(10,695)
Treasury Stock at Cost	(120,872)	(64,380)

Total Stockholders' Equity	286,174	310,207

Total Liabilities and Stockholders' Equity	$359,515	$381,066

Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2001	2000	1999
Operating Activities:
Net Income	$41,465	$39,705	$44,150
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Income from Subsidiaries	30,204	32,124	(26,702)
Other Operating Activities	(2,878)	86	(2,056)

Total Adjustments	27,326	32,210	(28,758)

Net Cash Provided by Operating Activities	68,791	71,915	15,392

Investing Activities:
Investment in Bank Subsidiary	(1,521)	(33,500)	—
Investment in Trust Subsidiary	—	(928)	—

Net Cash Used by Investing Activities	(1,521)	(34,428)	—

Financing Activities:
Issuance of Common Stock	6,311	1,499	2,713
Purchase of Treasury Stock	(56,492)	(51,125)	(3,478)
Cash Dividends on Common Stock	(19,563)	(17,707)	(15,232)
Other Financing Activities	2,456	(1,193)	(76)
Issuance of Corporation-Obligated Mandatorily Redeemable Trust Preferred Securities	—	30,928	—

Net Cash Provided (Used) by Financing Activities	(67,288)	(37,598)	(16,073)

Increase (Decrease) in Cash and Cash Equivalents	(18)	(111)	(681)
Cash and Cash Equivalents at Beginning of Year	108	219	900

Cash and Cash Equivalents at End of Year	$90	$108	$219

Supplemental Disclosures
Income Taxes Paid (Received)	$(2,563)	$(3,419)	$344
Stock Dividend	28,659	20,088	29,827
Stock Issued for Acquired Company	—	29,617	—

Note 24—Future Changes in Accounting Principles

        In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which are effective July 1, 2001 and January 1, 2002, respectively, for the Corporation. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill, including goodwill recorded in past business combinations, will be discontinued upon adoption of this standard. In addition, goodwill recorded as a result of business combinations completed during the six-month period ending December 31, 2001 will not be amortized. All goodwill and intangible assets will be tested for impairment in accordance with the provisions of the statement. Beginning January 1, 2002, the Corporation will discontinue the amortization of goodwill, which totaled $520 thousand for the year ended December 31, 2001.

        In October 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used and broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The provisions of SFAS No. 144 are effective for the Corporation on January 1, 2002. Management does not expect SFAS No.144 to have a significant impact on the Corporation.

Note 25—Unaudited Quarterly Summary Results of Operations for 2001 and 2000

	2001				2000
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$76,053	$85,325	$88,822	$97,894	$106,763	$107,148	$101,545	$97,242
Interest Expense	43,321	50,645	54,313	60,654	67,650	68,688	63,760	58,579

Net Interest Income	32,732	34,680	34,509	37,240	39,113	38,460	37,785	38,663
Provision for Loan Losses	2,770	2,100	4,895	8,175	5,257	7,285	13,035	4,300

Net Interest Income After Provision
For Loan Losses	29,962	32,580	29,614	29,065	33,856	31,175	24,750	34,363
Non-Interest Income	20,699	19,370	18,634	17,282	18,713	17,081	16,529	14,258
Net Securities Gains	3,686	167	1,622	5,967	641	—	7,779	79
Non-Interest Expense	36,181	36,257	38,195	35,590	37,378	35,691	35,388	34,013

Income Before Income Taxes	18,166	15,860	11,675	16,724	15,832	12,565	13,670	14,687
Income Tax Expense	5,731	5,030	3,640	5,399	4,857	4,030	4,610	4,322

Income Before Extraordinary Item	12,435	10,830	8,035	11,325	10,975	8,535	9,060	10,365
Extraordinary Item	—	—	—	—	—	—	—	770
Cumulative Effect Of Accounting Change	—	—	—	(1,160)	—	—	—	—

Net Income	$12,435	$10,830	$8,035	$10,165	$10,975	$8,535	$9,060	$11,135

Per Share Amounts:*
Net Income—Basic	$.49	$.42	$.31	$.39	$.40	$.31	$.33	$.40
Net Income—Diluted	.48	.41	.30	.37	.39	.31	.32	.39
Market Prices: High	24.59	25.40	25.00	23.27	20.06	16.07	15.76	16.10
Low	19.62	20.61	20.95	19.94	15.60	12.68	12.56	12.59
Cash Dividends Paid	.200	.195	.181	.176	.171	.167	.154	.150

*
Income before extraordinary item for first quarter 2001 was $.43 and $.41 for basic and diluted earnings per share respectively.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

        None.

PART III

Item 10. Directors And Executive Officers Of The Registrant

        The text and tables under "Election of Directors" in the Corporation's 2002 Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

        The text and tables under "Directors' Compensation" and "Executive Compensation" in the Corporation's 2002 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership Of Certain Beneficial Owners And Management

        The text and tables under "Stock Ownership" in the Corporation's 2002 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships And Related Transactions

        The text under "Compensation Committee Interlocks and Insider Participations" and "Transactions with Management" in the Corporation's 2002 Proxy Statement is incorporated herein by reference.

PART IV

Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K

(a)
The following documents are filed as a part of this report:
(1)
The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.
(2)
Financial statement schedules—none applicable or required.
(3)
Exhibits

        The following is an index of the exhibits included in this report:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation.(1)
(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation.(1)
(3.3)	Fourth Amended and Restated By-Laws of Provident Bankshares Corporation.(2)
(4.1)	Amendment No. 1 to Stockholder Protection Rights Agreement.(7)
(10.1)	1994 Supplemental Executive Incentive Plan of Provident Bank of Maryland.(3)
(10.2)	Supplemental Executive Retirement Income Plan of Provident Bank of Maryland.(4)
(10.3)	Amended and Restated Stock Option and Appreciation Rights Plan of Provident Bankshares Corporation.(5)
(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers.(6)
(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers.(6)
(10.6)	Deferred Compensation Plan for Outside Directors.(7)
(10.7)	Provident Bankshares Corporation Non-Employee Directors' Severance Plan.(7)
(10.9)	2001 Group Manager Incentive Plan of Provident Bankshares.
(11)	Statement re: Computation of Per Share Earnings.
(21)	Subsidiaries of Provident Bankshares Corporation.(8)
(23)	Consent of Independent Accountants.
(24)	Power of Attorney.(8)
(b)
Reports on Form 8-K were filed with the Securities and Exchange Commission in the last quarter of 2001 as follows:

                October 23, 2001—Telephone conference call on October 18, 2001 relating to its October 18,
                2001 earnings release.

(1)
Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.
(3)
Incorporated by reference from the Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(4)
Incorporated by reference from Registrant's 1993 Form 10-K (File No. 0-16421) filed with the Commission on March 14, 1994.
(5)
Incorporated by reference from Registrant's definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001.
(6)
Incorporated by reference from Registrant's 1995 Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(7)
Incorporated by reference from Registrant's 1998 Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(8)
Incorporated by reference from Registrant's 2000 Form 10-K (File No. 0-16421) filed with the Commission on March 9, 2001.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)
March 8, 2002	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 8, 2002	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer
Principal Financial Officer:
March 8, 2002	By	/s/ DENNIS A. STARLIPER Dennis A. Starliper Group Manager and Chief Financial Officer
Principal Accounting Officer:
March 8, 2002	By	/s/ R. WAYNE HALL R. Wayne Hall Treasurer

A Majority of the Board of Directors*
Melvin A. Bilal, Thomas S. Bozzuto,
Dr. Calvin W. Burnett, Ward B. Coe, III,
Charles W. Cole, Jr., Pierce B. Dunn,
Enos K. Fry, Gary N. Geisel,
Herbert W. Jorgensen, Mark K. Joseph,
Barbara B. Lucas, Peter M. Martin,
Frederick W. Meier, Jr.,
Sister Rosemarie Nassif,
Francis G. Riggs, Sheila K. Riggs,
Carl W. Stearn

* Pursuant to the Power of Attorney incorporated by reference.

March 8, 2002	BY	/s/ R. WAYNE HALL R. Wayne Hall Attorney-in-fact

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission Of Matters To A Vote Of Security Holders
PART II
  Item 5. Market For The Registrant's Common Equity And Related Stockholder Matters
Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
Report of Independent Accountants
Consolidated Statement of Income Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Condition Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Cash Flows Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income Provident Bankshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements Provident Bankshares Corporation and Subsidiaries
  Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
PART III
  Item 10. Directors And Executive Officers Of The Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership Of Certain Beneficial Owners And Management
  Item 13. Certain Relationships And Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules And Reports On Form 8-K
Signatures