Form 10-Q
period 2002-03-31
PROVIDENT BANKSHARES CORP
filed 2002-05-13
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR
  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD

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


                                 Not Applicable
       ------------------------------------------------------------------
                        (Former Name, Former Address and
                Former Fiscal Year if Changed Since Last Report)


                                 (410) 277-7000
            ---------------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X          No
                                         -------          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 25,150,283 shares outstanding at April 29, 2002.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Statement of Condition - Unaudited
            March 31, 2002 and 2001 and December 31, 2001                      3

            Consolidated Statement of Income - Unaudited
            Three month periods ended March 31, 2002 and 2001                  4

            Consolidated Statement of Cash Flows - Unaudited
            Three month periods ended March 31, 2002 and 2001                  5

            Notes to Consolidated Financial Statements - Unaudited             6

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition                  11

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                 15

PART II - OTHER INFORMATION                                                   16

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES                                                                    17

--------------------------------------------------------------------------------
This report, as well as other written communications made from time to time by Provident Bancshares Corporation and subsidiaries (the Company) (including, without limitation, the Company's 2001 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward- looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both accounting principles generally accepted in the United States of America (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non- performing assets; results of operations from real estate joint ventures; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales on non-deposit investment products, origination levels in the Company's mortgage lending businesses and real estate joint venture activities; the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.
--------------------------------------------------------------------------------
                                        2



PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION
Provident Bankshares Corporation and Subsidiaries
                                                                                 MARCH 31,        December 31,         March 31,
                                                                                   2002               2001               2001
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                     unaudited                             unaudited
=================================================================================================================================
ASSETS
Cash and Due From Banks                                                    $        92,358   $       105,986   $         87,806
Short-Term Investments                                                              23,882            11,798             13,555
Mortgage Loans Held for Sale                                                         4,671             6,932              4,392
Securities Available for Sale                                                    1,936,021         1,804,234          1,639,388
Loans:
   Consumer                                                                      1,528,801         1,561,717          2,004,967
   Commercial Business                                                             355,576           379,616            340,819
   Real Estate -- Construction                                                     320,932           308,568            267,875
   Real Estate -- Mortgage                                                         503,224           526,992            690,240
---------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                 2,708,533         2,776,893          3,303,901
Less:  Allowance for Loan Losses                                                    35,164            34,611             39,307
---------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                   2,673,369         2,742,282          3,264,594
---------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                         44,887            45,687             47,351
Accrued Interest Receivable                                                         34,027            34,057             44,155
Other Assets                                                                       136,230           148,741            145,633
---------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $     4,945,445   $     4,899,717   $      5,246,874
=================================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                      $       451,194   $       384,009   $        351,031
  Interest-Bearing                                                               2,983,200         2,972,038          3,457,184
---------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                               3,434,394         3,356,047          3,808,215
---------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                              283,681           366,321            221,842
Long-Term Debt                                                                     859,942           860,106            875,933
Other Liabilities                                                                   85,054            30,961             54,354
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                              4,663,071         4,613,435          4,960,344
---------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares;
  Issued 31,547,024, 31,405,793 and 29,858,017 Shares at March 31, 2002,
  December 31, 2001 and March 31, 2001, respectively                                31,547            31,406             29,858
Capital Surplus                                                                    286,427           284,457            252,854
Retained Earnings                                                                  104,070            97,749            109,895
Net Accumulated Other Comprehensive Income (Loss)                                 (15,762)           (6,458)            (3,896)
Treasury Stock at Cost - 6,418,701,  6,294,201 and 5,457,126 Shares
  at March 31, 2002, December 31, 2001 and March 31, 2001, respectively          (123,908)         (120,872)          (102,181)
---------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                       282,374           286,282            286,530
---------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     4,945,445   $     4,899,717   $      5,246,874
=================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                Three Months Ended
                                                                                      March 31,
-------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                  2002             2001
=======================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                                 $   47,041       $   66,917
Interest on Securities                                                         27,497           30,340
Tax-Advantaged Interest                                                           450              552
Interest on Short-Term Investments                                                 50               85
-------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                       75,038           97,894
-------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                           24,488           42,330
Interest on Borrowings                                                         13,898           18,324
-------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                      38,386           60,654
-------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                          36,652           37,240
Less: Provision for Loan Losses                                                 3,600            8,175
-------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                          33,052           29,065
-------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                            15,743           13,350
Commissions and Fees                                                            1,334            1,204
Net Securities Gains                                                              167            5,967
Other Non-Interest Income                                                       2,932            2,728
-------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                   20,176           23,249
-------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                 18,020           17,952
Occupancy Expense, Net                                                          3,501            3,423
Furniture and Equipment Expense                                                 2,634            2,584
External Processing Fees                                                        4,853            4,506
Other Non-Interest Expense                                                      7,351            7,125
-------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                                  36,359           35,590
-------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     16,869           16,724
Income Tax Expense                                                              5,394            5,399
-------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                               11,475           11,325
Cumulative Effect of Change
  in Accounting Principle, Net                                                      -           (1,160)
-------------------------------------------------------------------------------------------------------
NET INCOME                                                                 $   11,475       $   10,165
=======================================================================================================
BASIC EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                                           $     0.46       $     0.43
Cumulative Effect of Change
  in Accounting Principle, Net                                                      -            (0.04)
-------------------------------------------------------------------------------------------------------
Net Income                                                                 $     0.46       $     0.39
=======================================================================================================
DILUTED EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                                           $     0.44       $     0.41
Cumulative Effect of Change
  in Accounting Principle, Net                                                      -            (0.04)
-------------------------------------------------------------------------------------------------------
Net Income                                                                 $     0.44       $     0.37
-------------------------------------------------------------------------------------------------------
These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries                                      Three Months Ended March 31
(IN THOUSANDS)                                                                             2002             2001
====================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                      $        11,475  $        10,165
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                        7,209            8,968
        Provision for Loan Losses                                                            3,600            8,175
        Provision for Deferred Income Tax (Benefit)                                          1,680            (561)
        Realized Net Securities Gains                                                        (167)          (5,967)
        Loans Originated or Acquired and Held for Sale                                    (11,342)          (7,057)
        Proceeds from Sales of Loans Held for Sale                                          13,682           11,042
        Gain on Sales of Loans Held for Sale                                                  (79)            (134)
        Net (Increase) Decrease in Accrued Interest Receivable,
         Accrued Receivables and Other Assets                                               15,405          (7,764)
        Net Increase (Decrease) in Accrued Interest Payable,
         Accrued Expenses and Other Liabilities                                                676          (1,555)
--------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                         30,664           5,147
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                            42,139          15,312
--------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                   237,831           84,306
   Proceeds on Sales of Securities Available for Sale                                          496          378,224
   Purchases of Securities Available for Sale                                            (334,588)        (212,117)
   Loan Originations and Purchases Less Principal Collections                               64,332           23,366
   Purchases of Premises and Equipment                                                     (1,544)          (3,979)
--------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                                          (33,473)          269,800
--------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Increase (Decrease) in Deposits                                                      78,347        (146,555)
   Net Decrease in Short-Term Borrowings                                                  (82,640)        (175,991)
   Proceeds from Long-Term Debt                                                             10,000           90,302
   Payments and Maturities of Long-Term Debt                                               (9,838)          (7,311)
   Issuance of  Stock                                                                        2,111            1,819
   Purchase of Treasury Stock                                                              (3,036)         (37,801)
   Cash Dividends on Common Stock                                                          (5,154)          (4,758)
--------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                     (10,210)        (280,295)
--------------------------------------------------------------------------------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           (1,544)            4,817
   Cash and Cash Equivalents at Beginning of Year                                          117,784           96,544
--------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $       116,240  $       101,361
====================================================================================================================

SUPPLEMENTAL DISCLOSURES
--------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                          $        24,743  $        42,990
Income Taxes Paid                                                                            2,536            1,472
Investment Securities Purchased and not Settled                                             53,417                -

These financial statements should be read in conjunction with the accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 2002

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.


NOTE B - ACCOUNTING FOR DERIVATIVES

         Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No. 133"). The statement established the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.

         The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $1.1 million and $4.2 million for the three months ended March 31, 2002 and 2001, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income (OCI). At March 31, 2002 and 2001, the Corporation has an unrealized loss in the value of derivatives of $491 thousand and $648 thousand, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings.

         All ineffective portions of hedges are reported in and affect net earnings immediately. For the three months ending March 31, 2002 and 2001, the Corporation had no ineffective portions of hedges.

         Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and accordingly were not included in the transition adjustment described below.

ADOPTION OF SFAS NO. 133
------------------------

         The adoption of SFAS No. 133 on January 1, 2001 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax). This represented the difference between the derivative's previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

NOTE C - PER SHARE INFORMATION

          The following table presents a summary of per share data and amounts for the periods indicated:

                                                                                 Three Months Ended March 31,
--------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2002             2001
--------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                                           $      11,475   $       11,325
Cumulative Effect of Change in Accounting Principle, Net                                   -          (1,160)
--------------------------------------------------------------------------------------------------------------
Net Income                                                                     $      11,475   $       10,165
==============================================================================================================

BASIC
Basic EPS Shares                                                                      25,117           26,345
Net Income Before Extraordinary Item                                           $        0.46   $         0.43
Cumulative Effect of Change in Accounting Principle, Net                                   -           (0.04)
--------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                           $        0.46   $         0.39
==============================================================================================================

DILUTED
Dilutive Shares (principally stock options)                                              850              966
Diluted EPS  Shares                                                                   25,967           27,311
Net Income Before Extraordinary Item                                           $        0.44   $         0.41
Cumulative Effect of Change in Accounting Principle, Net                                   -           (0.04)
--------------------------------------------------------------------------------------------------------------
Net Income Per Share                                                           $        0.44   $         0.37
==============================================================================================================



NOTE D- INVESTMENT SECURITIES

          The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------
MARCH 31, 2002
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       99,167       $            -        $       4,701        $       94,466
Mortgage-Backed Securities                    1,660,602                6,833               12,262             1,655,173
Municipal Securities                             20,891                  568                    3                21,456
Other Debt Securities                           178,764                  221               14,059               164,926
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,959,424       $        7,622        $      31,025        $    1,936,021
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
------------------------------------------------------------------------------------------------------------------------


        At March 31, 2002 a net unrealized loss on securities available for sale of $15.3 million was reflected as a component of Net Accumulated Other Comprehensive Income, which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. This compares to a net unrealized loss on securities available for sale of $3.3 million at March 31, 2001. For details regarding investment securities at December 31, 2001, refer to Notes 1 and 6 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K filed March 8, 2002.

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

          Presented below is a reconciliation of net income to comprehensive income indicating the components of other comprehensive income.


                                                                                             Three Months Ended
                                                                                                   March 31,
------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                               2002          2001
------------------------------------------------------------------------------------------------------------------
Net Income                                                                          $      11,475   $    10,165
Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition                                          -         (452)
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income                       194         (537)
    Amount Reclassified out of Other Comprehensive Income Included in Net Income
    Unrealized Holding Gain (Loss) on Debt Securities                                    (14,342)        17,415
    Less: Reclassification Adjustment for Gains Included in Net Income                        167         5,967
---------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                            (14,315)        10,459
Income Tax (Benefit) Related to Items of Other Comprehensive Income                       (5,011)         3,660
---------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                              (9,304)         6,799
---------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                                 $      2,171   $    16,964
---------------------------------------------------------------------------------------------------------------------

NOTE F-SECURITIZATION OF LOANS

         The Corporation securitizes second mortgage loans out of its acquired loan portfolio with FNMA, and the respective securities are placed in the securities portfolio. The retention of the securities represents a retained interest. No gain or loss is recorded on these transactions until the securities are sold. The securities are valued at fair market value along with the Corporation's remaining securities. These loans were sold with full recourse to Provident Bank ("the Bank") for any credit and interest losses, collectively referred to as losses. The recourse exposure based on the expected losses on these loans over the life of the loans is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the recourse liability based on the present valuation of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse reserve to absorb losses on the securitized loans through a charge to earnings. Any loans that are determined to be losses by FNMA are charged against the recourse reserve.

VALUATION OF RETAINED INTERESTS

        The Corporation determined the current fair value of the retained interest using certain key assumptions and the sensitivity of the projected cash flows to immediate 10 percent and 20 percent adverse changes in those assumptions. The results are presented in the table below as of March 31, 2002.

                                                        Retained
(in thousands)                                       FNMA Securities
----------------------------------------------------------------------
Carrying Amount/Fair Value of Retained Interests         $341,411
Weighted-Average Life in Years                                2.8
Annual Prepayment Assumption                                 25.5%
        Impact on Fair Value of 10% Adverse Change       $(  346)
        Impact on Fair Value of 20% Adverse Change        (1,347)
Annual Cash Flow Discount Rate                               7.42%
        Impact on Fair Value of 10% Adverse Change       $(8,065)
        Impact on Fair Value of 20% Adverse Change       (16,130)

         Credit losses do not affect the valuation due to FNMA's full recourse to the Corporation for losses on loans collateralizing the securities.

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

RECOURSE RESERVE

         During 2001 and 2000 the Corporation securitized $239 million and $324 million of its acquired loan portfolio. These loans were securitized with FNMA and the respective securities were placed into the Corporation's investment portfolio. Accordingly, no gain or loss was recorded on these transactions. These securities are valued at fair market value along with the remaining securities. These assets were securitized with full recourse to the Corporation for any credit losses. The maximum potential recourse obligation was $324.8 million and $515.9 million at March 31, 2002 and 2001, respectively.

        A recourse liability was established by the Corporation based upon the credit risk inherent in these loans. This recourse liability amounted to $3.3 million and $1.7 million at March 31, 2002 and 2001, respectively. This recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $213 thousand and $350 thousand for the three month periods ending March 31, 2002 and 2001, respectively. At March 31, 2002, $2.1 million of loans with potential recourse were 90 days or more past due.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW


EARNINGS SUMMARY

         Provident Bankshares reported net income for the quarter ended March 31, 2002 of $11.5 million or $.44 per diluted share, compared to $10.2 million or $.37 per diluted share for the same quarter of the prior year. The prior year's first quarter included a one-time transition adjustment of $1.2 million or $.04 per share associated with the adoption of the new accounting standard for derivative instruments. Excluding this one-time charge, earnings per share increased 7.3% over the prior year. Exclusive of the charge, the return on average assets was .96% compared to .86% in the same quarter a year ago. Return on average common equity was 15.76% for the quarter ending March 31, 2002, compared to 15.06% for the first quarter of 2001. The net interest margin improved from 2.95% a year ago to 3.30% in the current year for the period ending March 31.

        Non-interest income excluding securities gains was up 16% from the prior year and comprised 35% of total quarterly revenue as compared to 32% in the prior year. Non-interest expense ended the quarter at $36.4 million, an increase of just 2.2% over the $35.6 million in the same quarter last year.

        The improvement in results of the quarter from the first quarter of the prior year represented the continued execution of Provident's strategy to focus on organic growth, improvement of asset quality and the control of non-interest expense. During the quarter average loans and deposits declined $643 million and $514 million, respectively, reflecting the planned decline in purchased loans and related brokered CD funding. Compared to last year, average core loans increased $206 million and average core deposits increased by $119 million or 5% for the same quarter last year. Capital associated with the net reduction of loans was proportionately reduced through the repurchase of 1.2 million shares of common stock. Asset quality continued to improve with total non-performing assets declining to $24 million or 12.4% from the same quarter last year. Net charge-offs declined 58% from 2001 and the allowance for loan losses ended the quarter at 1.30% of total loans.


NET INTEREST INCOME

         The following discussion on net interest income should be read in conjunction with a review of Table 1 - "Consolidated Average Balances, Interest Income and Expense and Yields and Rates." Interest income declined $22.9 million offset by a decline in interest expense of $22.3 million. The combined effect reduced the absolute level of tax-equivalent net interest income by $632 thousand or 1.7% as compared to the same period last year. This change in net interest income reflected management's strategy to focus on organic growth and resulted in an improved tax-equivalent net interest margin of 3.30% versus 2.95% last year. This improvement is the result of the Corporation's strategy to decrease its emphasis on wholesale assets and liabilities, such as purchased loans and brokered deposits, and concentrate on growing core banking business. The implementation of this strategy has resulted in the reduction of these non-core portfolios by $706 million and $647 million, respectively, over the past year. However, core loan and deposit growth was $206 million and $119 million, respectively, for the same period. The run-off of non-core loans improved the margin by 24 basis points. The run-off of non-core deposits, growth of core deposits, coupled with redistribution from retail CDs to lower interest-bearing products improved the net interest margin by 5 basis points.

         Compared to the first quarter of the prior year, the $206 million or 15% growth in average core loans was led by a $158 million (27%) growth in consumer loans and $48 million (6%) growth in commercial loans. The majority of consumer loan growth was driven by demand for marine loans which increased $109 million from the prior year. Supplementing this increase were increases of $25 million in home equity loans and $28 million in direct loan products. Commercial loan growth was concentrated in commercial construction loans which grew $56 million and commercial business lending which grew $23 million from last year. The average balance of investment securities remained relatively unchanged from the prior year. The yield on earning assets ended the first quarter of 2002 at 6.74% compared to 7.71% for the first quarter of 2001 reflecting the general decline in interest rates from the prior year.

         Average core deposits grew $119 million or 5% from March of last year. The majority of this growth occurred in money market deposits ($58 million), interest-bearing demand deposits ($42 million) and non-interest bearing demand deposits ($67 million) with a modest increase in savings deposits ($18 million). These increases were offset by run-off of $66 million in high rate retail CDs. The growth in the deposit products is the result of the growth in the branch network in the Washington suburbs and successful focus on commercial deposit relationships in the Baltimore-Washington corridor. Average borrowings remained flat from the prior year at $1.2 billion. The average rate paid on interest-bearing liabilities was 3.77% for the three months ended March 31, 2002 versus 5.22% for the same period last year, a reflection of the general decline in interest rates from the prior year.

        The Corporation maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Management monitors the level of earnings at risk due to interest rate volatility through simulation of multiple interest rate scenarios. Modeling shows that the Corporation's earnings will improve when the forward yield curve steepens and declines with the flattening or inversion of the yield curve. Currently the forward yield curve predicts significantly rising short-term rates and slightly rising long-term rates. If this scenario were to be realized, the Corporation's net interest income would not be impacted significantly in the next year, but could be reduced 2% in the following year assuming no action by management.


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES

Provident Bankshares Corporation and Subsidiaries

TABLE 1

                                                      Three Months Ended                                Three Months Ended
                                                        March 31, 2002                                    March 31, 2001
                                             -------------------------------------              ----------------------------------
(dollars in thousands)                         Average      Income/   Yield/                       Average    Income/   Yield/
(Tax-equivalent Basis)                         Balance      Expense    Rate                        Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-Earning Assets:
Loans:
  Consumer                                   $ 1,550,737  $   28,364     7.42 %                 $ 2,060,009 $  39,591      7.79 %
  Commercial Business                            364,369       5,923     6.59                       349,171     7,361      8.55
  Real Estate-Construction:
    Commercial                                   211,271       2,267     4.35                       155,209     3,293      8.60
    Residential                                   99,901       1,427     5.79                       110,550     2,653      9.73
  Real Estate-Mortgage:
    Commercial                                   222,121       3,628     6.62                       242,285     5,013      8.39
    Residential                                  290,292       5,672     7.92                       464,729     9,187      8.02
                                             ------------------------                           ----------------------
    Total Loans                                2,738,691      47,281     7.00                     3,381,953    67,098      8.05
                                             ------------------------                           ----------------------
Loans Held for Sale                                4,145          65     6.36                         7,080       133      7.62
Other Short-Term Investments                      10,721          50     1.89                         6,126        85      5.63
US Government & Agency Securities                100,270       1,300     5.26                        85,578     1,377      6.53
Mortgage-Backed Securities                     1,476,406      23,007     6.32                     1,508,254    26,213      7.05
Municipal Securities                              21,959         356     6.57                        25,621       493      7.80
Other Debt Securities                            178,098       3,190     7.26                       146,162     2,750      7.63
                                             ------------------------                           ----------------------
    Total Investment Securities                1,776,733      27,853     6.36                     1,765,615    30,833      7.08
                                             ------------------------                           ----------------------
    Total Interest-Earning Assets              4,530,290      75,249     6.74                     5,160,774    98,149      7.71
                                             ------------------------                           ----------------------
Less: Allowance for Loan Losses                  (33,891)                                           (38,615)
Cash and Due From Banks                           84,165                                             81,329
Other Assets                                     259,673                                            173,958
                                             ------------                                       ------------
Total Assets                                 $ 4,840,237                                        $  5,377,446
                                             ============                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits                 $   742,828       2,291     1.25                   $   642,797     4,493      2.83
Savings Deposits                                 623,342       1,777     1.16                       604,886     2,693      1.81
Certificates of Deposit                        1,440,967      18,741     5.27                     2,131,992    33,070      6.29
Individual Retirement Accounts                   138,915       1,679     4.90                       147,672     2,074      5.70
Short-Term Borrowings                            324,975       1,331     1.66                       316,239     4,464      5.72
Long-Term Debt                                   860,348      12,567     5.92                       869,376    13,860      6.47
                                             ------------------------                           ----------------------
  Total Interest-Bearing Liabilities           4,131,375      38,386     3.77                     4,712,962    60,654      5.22
                                             ------------------------                           ----------------------
Noninterest-Bearing Demand Deposits              382,641                                            315,264
Other Liabilities                                 30,919                                             44,285

Stockholders' Equity                             295,302                                            304,935
                                             ------------                                       ------------
Total Liabilities and Stockholders' Equity   $ 4,840,237                                        $ 5,377,446
                                             ============                                       ============
Net Interest-Earning Assets                  $   398,915                                        $   447,812
                                             ============                                       ============
Net Interest Income (tax-equivalent)                          36,863                                           37,495
Less: Tax-Equivalent Adjustment                                 (211)                                            (255)
                                                          -----------                                       ----------
Net Interest Income                                       $   36,652                                        $  37,240
                                                          ===========                                       ==========
Net Yield on Interest-Earning Assets (tax-equivalent)                    3.30 %                                            2.95 %

PROVISION FOR LOAN LOSSES

         The Corporation recorded a $3.6 million provision for loan losses, with net charge-offs of $3.0 million for the first quarter of 2002, compared to a provision of $8.2 million and net charge-offs of $7.2 million for the same period of 2001. The decrease in the provision was the result of the losses taken on syndicated health care credits and charge-offs related to the acquired loan portfolio in the prior year. The allowance for loan losses as a percentage of loans improved from 1.19% at March 31, 2001 to 1.30% at

March 31, 2002. This was the result of the recovery of $1.3 million of previously charged-off loans, the overall decline in the total loan portfolio and the change in the overall loan portfolio mix. The recovery was the result of the Corporation's successful settlement of a lawsuit filed for the recovery of losses realized last year from a previous loan servicer. The Corporation will receive additional payments for a number of years beginning immediately which have a present value of $1.5 million. Amortizing payments will begin at approximately $140 thousand per quarter and be realized over the lives of the affected loans. In addition to having a favorable impact on the allowance to loans ratio, the $ 1.3 million recovery had a 19 basis point favorable impact on the net charge-off ratio, which ended the quarter at .45% versus .87% for the prior year. Exclusive of the aforementioned $1.3 million recovery, the charge-off ratio would have been .64%. The asset quality profile of the Corporation continues to improve as total non-performing assets were $24 million down $3.4 million or 12.4% from last year. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses. Because the vast majority of our non-performing loans are comprised of real estate secured consumer or residential mortgages, management is comfortable with the adequacy of the reserves and the coverage of the allowance to non-performing loans.


NON-INTEREST INCOME

         Total non-interest income, excluding securities gains, was $20.0 million as compared to $17.3 million for the previous year which is an increase of $2.7 million, or 16% from the first quarter of 2001. Excluding securities gains, current year non-interest income represents 35% of the Corporation's total revenue for the quarter versus 32% for the period ending March 31, 2001. Deposit service charges grew 18% to end the period at $15.7 million as a result of strong retail and commercial checking account growth. Deposit service fees declined 6% from the previous quarter as seasonally expected. Commission and fee income increased 11% reflecting strong growth in fixed annuity sales. Other non-interest income increased 7% primarily due to loan fee income generated from both commercial and consumer products. There were $167 thousand in net securities gains during the 2002 first quarter, compared with $6 million in the same period a year ago.

NON-INTEREST EXPENSE

         Non-interest expense for the first quarter 2002 was $36.4 million, a 2.2% increase from the $35.6 million for the same period last year. This level of non-interest expense is relatively flat compared to the previous quarter. External processing fees were up 7.7% from the prior year reflecting the decision to outsource the Bank's item processing to a third party processor. The outsourcing has had the impact of lowering salary and benefit expense, however, this decline was offset by the impact of the continued branch network expansion in the Washington suburbs. The effort to improve efficiencies, increase productivity and contain costs is reflected in the efficiency ratio that declined to 63.93% in the current quarter from 64.97% a year ago. Management does not expect the growth in non-interest expense to exceed 3.5% for the current year.

INCOME TAXES

         Provident recorded income tax expense of $5.4 million on income before taxes of $16.9 million, an effective tax rate of 32%. While the tax expense is the same as the prior year, income before taxes declined $145 thousand, reflecting an effective tax rate slightly higher than the current year.

FINANCIAL CONDITION

         Total assets of the Corporation decreased $46 million from December 31, 2001 to March 31, 2002 as a result of the continuing planned reduction of non-core assets and the associated non-core funding. Additionally, the Corporation continued to use its buyback authority by repurchasing 124,500 shares of the Corporation's common stock. The loan portfolio declined $68 million, the majority of which occurred in consumer and commercial business loans, which declined $33 million and $24 million, respectively. The reduction in the consumer portfolio, net of new core production, was the result of a $47 million decline in portfolio acquisition loans. This decline also had the effect of reducing receivable balances in other assets by $19 million. The decline in the commercial portfolio, net of new production, resulted from the $20 million decline in syndicated credits. Mortgage loans also declined a net of $24 million, $35 million the result of the activity in the retail refinancing market while commercial mortgages increased $11 million. Construction loans increased $12 million and short-term investment and securities rose $144 million during this period.

         Total deposits ended the quarter at $3.43 billion, a net increase of $78 million from December 31, 2001, despite the planned decline in brokered CDs of $47 million. During the current quarter non-interest bearing demand deposits increased $67 million, money market accounts $16 million, interest-bearing demand $34 million and savings accounts increased $43 million. These increases in retail account balances were offset by a $35 million decline in retail CDs as rates paid on deposit products narrowed to the point where customers remained liquid to take advantage of potential anticipated rising deposit rates. The net increase in total deposits was offset by the decline in total borrowings which ended the quarter at $1.14 billion as compared to $1.23 billion at December, 31, 2001.

         The primary sources of liquidity at March 31, 2002 were loans held for sale, short-term investments and investments available for sale, which totaled $1.96 billion. This represents 42% of total liabilities, including deposits, compared to 40% at December 31, 2001. At March 31, 2002, the Corporation had $700 million in brokered deposits as compared to $747 million at December 31, 2001. Brokered CDs maturing within the next 3 months amount to $136 million or 19% of total brokered CDs, with $190 million maturing in the following nine months and $167 million in the twelve months thereafter. The Corporation's available liquidity to meet these maturity demands will be obtained from the cash flows derived from the aforementioned purchased loan portfolio run-off.

         Total stockholders' equity at March 31, 2002 was $282 million, a $4 million decline from December 31, 2001. Ordinary changes to capital include net income, dividends paid, dividend reinvestment and the exercise of stock options. During the quarter capital declined $9.3 million as a result of mark-to-market adjustments for unrealized losses contained in the investment portfolio. The Corporation also repurchased shares totaling $3.0 million during the first quarter of 2002. At quarter-end, the leverage ratio was 7.4% and total regulatory capital represented 11.72% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards established by regulatory agencies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 8, 2002. The market risk of the Corporation has not experienced any material changes as of March 31, 2002 from December 31, 2001. Additionally, refer to "net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at March 31, 2002.

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

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K

            (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

                (3.2) Articles of Amendment to Articles of Incorporation of Provident Bankshares Corporation (2)

                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

                (4.1)   Stockholder Protection Rights Plan, as amended (4)

                (11.0)  Statement Re: Computation of Per Share Earnings (5)

           (b) Reports on Form 8-K were filed with the Securities and Exchange Commission as follows:

                      January 18, 2002 - Transcript of telephone conference call on January 16, 2002 relating to the Corporation's January 16, 2002 earnings release.

                      January 23, 2002, February 27, 2002 and March 18, 2002 - Change in certifying accountant.

     (1) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 33-73162) filed with the Commission on
          August 18, 1994.

     (2) Incorporated by reference from Provident's Registration Statement on Form S-8 (File No. 333-58881) filed with the Commission on July 10, 1998.

     (3) Incorporated by reference from Providents's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

     (4) Incorporated by reference from Provident's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, filed with the Commission on August 14, 1998.

     (5) Included in Note C to the Unaudited Consolidated Financial Statements on Page 8 hereof.

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


                          PROVIDENT BANKSHARES CORPORATION
                          --------------------------------
                                           Registrant



May 13, 2002                               /s/ Peter M. Martin
                                           -------------------
                                           Peter M. Martin
                                           Chairman and Chief Executive Officer



May 13, 2002                               /s/ Dennis A.Starliper
                                           ----------------------
                                           Dennis A. Starliper
                                           Chief Financial Officer