Form 10-K/A
period 2001-12-31
PROVIDENT BANKSHARES CORP
filed 2002-05-31
CIK 818969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

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
Common Stock, par value $1.00 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/     No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. / /

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of January 31, 2002 was $602,923,257. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

        At January 31, 2002, the Registrant had 25,139,472 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders (Part III)

TABLE OF CONTENTS

Page
PART II
Item 8. Financial Statements and Supplementary Data (As Amended)	33
PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K	72
Signatures	73

Statements contained in this Form 10-K/A which are not historical facts are forward-looking statements, as that term is defined in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risk and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the SEC from time to time.

Item 8. Financial Statements and Supplementary Data

        This Form 10-K/A is being filed to correct a typographical error that appeared in the Report of Independent Accountants as part of Item 8 of the Form 10-K filed by the Company on March 8, 2002. Specifically, the Report of Independent Accountants included therein has been corrected to reflect that such Report covers the results of the operations and cash flows of the Company and its subsidiaries for each of the three years in the period ended December 31, 2001.

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

Report of Independent Accountants

To the Board of Directors and Stockholders of Provident Bankshares Corporation

        In our opinion, the accompanying consolidated statement of condition and the related consolidated statement of income, changes in stockholders' equity, cash flows, and comprehensive income present fairly, in all material respects, the financial position of Provident Bankshares Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Corporation's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PROVIDENT BANKSHARES CORPORATION (Registrant)
May 31, 2002	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
May 31, 2002	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer
Principal Financial Officer:
May 31, 2002	By	/s/ DENNIS A. STARLIPER Dennis A. Starliper Group Manager and Chief Financial Officer
Principal Accounting Officer:
May 31, 2002	By	/s/ R. WAYNE HALL R. Wayne Hall Treasurer

A Majority of the Board of Directors*
Melvin A. Bilal, Thomas S. Bozzuto,
Dr. Calvin W. Burnett, Ward B. Coe, III,
Charles W. Cole, Jr., Pierce B. Dunn,
Enos K. Fry, Gary N. Geisel,
Herbert W. Jorgensen, Mark K. Joseph,
Barbara B. Lucas, Peter M. Martin,
Frederick W. Meier, Jr.,
Sister Rosemarie Nassif,
Francis G. Riggs, Sheila K. Riggs,
Carl W. Stearn

* Pursuant to the Power of Attorney incorporated by reference.

May 31, 2002	BY	/s/ R. WAYNE HALL R. Wayne Hall Attorney-in-fact

EXHIBIT 23—CONSENT OF INDEPENDENT ACCOUNTANTS

        We hereby consent to the incorporation by reference in the Registration Statements and Prospectuses on Form S-3 (No. 333-30678), Forms S-4 (Nos. 333-39788 and 333-58959), and Forms S-8 (Nos. 333-45651 and 333-58881) of Provident Bankshares Corporation of our report dated January 16, 2002 relating to the financial statements, which appears in this Form 10-K/A.

/s/ PricewaterhouseCoopers

PricewaterhouseCoopers
Baltimore, Maryland
March 7, 2002

QuickLinks

TABLE OF CONTENTS
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