Form 10-Q
period 2002-06-30
PROVIDENT BANKSHARES CORP
filed 2002-08-13
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                    FOR QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR
      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                            FOR THE TRANSITION PERIOD

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
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X        No
                                          -------        --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, par value $1.00 per share, 24,866,217 shares outstanding at July 29, 2002.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION


Item 1.     Financial Statements

            Consolidated Statement of Condition - Unaudited
            June 30, 2002 and 2001 and December 31, 2001                      4

            Consolidated Statement of Income - Unaudited
            Three month and six month periods
            ended June 30, 2002 and 2001                                      5

            Consolidated Statement of Cash Flows - Unaudited
            Six month periods ended June 30, 2002 and 2001                    6

            Notes to Consolidated Financial Statements - Unaudited            7

Item 2.     Management's Discussion and Analysis
            of Results of Operations and Financial Condition                 12

Item 3.     Quantitative and Qualitative Disclosures
            About Market Risk                                                20

PART II - OTHER INFORMATION                                                  20

Item 1.     Legal Proceedings

Item 2.     Changes in Securities and Use of Proceeds

Item 3.     Defaults upon Senior Securities

Item 4.     Submission of Matters to a Vote of Security Holders

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

SIGNATURES                                                                   22


This report, as well as other written communications made from time to time by Provident Bankshares Corporation and subsidiaries (the Company) (including, without limitation, the Company's 2001 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both accounting principles generally accepted in the United States of America (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales on non-deposit investment products, origination levels in the Company's mortgage lending businesses and the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.



PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                     JUNE 30,         December 31,        June 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                           2002               2001              2001
====================================================================================================================================
ASSETS
Cash and Due From Banks                                                    $          138,480    $       105,986   $        90,820
Short-Term Investments                                                                  2,150             11,798             7,919
Mortgage Loans Held for Sale                                                            5,352              6,932             4,571
Securities Available for Sale                                                       1,920,191          1,804,234         1,803,242
Loans:
   Consumer                                                                         1,492,390          1,561,717         1,679,289
   Commercial Business                                                                384,799            379,616           351,596
   Real Estate -- Construction                                                        317,836            308,568           289,294
   Real Estate -- Mortgage                                                            457,185            526,992           650,914
------------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                    2,652,210          2,776,893         2,971,093
Less:  Allowance for Loan Losses                                                       34,719             34,611            35,310
------------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                      2,617,491          2,742,282         2,935,783
------------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                            45,136             45,687            45,713
Accrued Interest Receivable                                                            31,477             34,057            40,084
Other Assets                                                                          383,499            148,741           242,538
------------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $        5,143,776    $     4,899,717   $     5,170,670
====================================================================================================================================
LIABILITIES
Deposits:
  Noninterest-Bearing                                                      $          479,024    $       384,009   $       365,425
  Interest-Bearing                                                                  2,871,437          2,972,038         3,215,377
------------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                                  3,350,461          3,356,047         3,580,802
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                                 344,460            366,321           311,493
Long-Term Debt                                                                        858,614            860,106           866,208
Other Liabilities                                                                     288,580             30,961           126,412
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                                 4,842,115          4,613,435         4,884,915
------------------------------------------------------------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares; Issued 31,688,048,
  31,405,793 and 31,322,737 Shares at June 30, 2002,
  December 31, 2001 and June 30, 2001, respectively                                    31,688             31,406            31,323
Capital Surplus                                                                       289,573            284,457           283,146
Retained Earnings                                                                     109,194             97,749            84,593
Net Accumulated Other Comprehensive Income (Loss)                                        (584)            (6,458)           (7,248)
Treasury Stock at Cost - 6,585,701,  6,294,201 and 5,626,926 Shares
  at June 30, 2002, December 31, 2001 and June 30, 2001, respectively                (128,210)          (120,872)         (106,059)
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                          301,661            286,282           285,755
------------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $        5,143,776    $     4,899,717   $     5,170,670
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
-----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                     2002            2001          2002            2001
-----------------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and Fees on Loans                                  $    45,057     $    60,484     $   92,098     $   127,401
Interest on Securities                                           26,775          27,670         54,272          58,010
Tax-Advantaged Interest                                             432             576            882           1,128
Interest on Short-Term Investments                                   15              92             65             177
-----------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                         72,279          88,822        147,317         186,716
-----------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                             22,205          37,935         46,693          80,265
Interest on Borrowings                                           14,204          16,378         28,102          34,702
-----------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                        36,409          54,313         74,795         114,967
-----------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                            35,870          34,509         72,522          71,749
Less: Provision for Loan Losses                                   2,650           4,895          6,250          13,070
-----------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            33,220          29,614         66,272          58,679
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                              17,789          15,007         33,532          28,357
Commissions and Fees                                              1,266           1,166          2,600           2,370
Net Gains (Losses)                                               (2,242)          1,812         (1,811)          7,810
Other Non-Interest Income                                         2,622           2,219          5,314           4,696
-----------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                     19,435          20,204         39,635          43,233
-----------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                   17,804          18,047         35,824          35,999
Occupancy Expense, Net                                            3,553           3,254          7,054           6,677
Furniture and Equipment Expense                                   2,704           2,559          5,338           5,143
External Processing Fees                                          5,142           3,571          9,995           7,789
Other Non-Interest Expense                                        8,577          10,712         15,952          17,905
-----------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                    37,780          38,143         74,163          73,513
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                       14,875          11,675         31,744          28,399
Income Tax Expense                                                4,470           3,640          9,864           9,039
-----------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                 10,405           8,035         21,880          19,360
Cumulative Effect of Change
  in Accounting Principle, Net                                        -               -              -          (1,160)
-----------------------------------------------------------------------------------------------------------------------
NET INCOME                                                  $    10,405     $     8,035     $   21,880      $   18,200
=======================================================================================================================
BASIC EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                            $      0.41     $      0.31     $     0.87      $     0.74
Cumulative Effect of Change
  in Accounting Principle, Net                                        -               -              -           (0.04)
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                  $      0.41     $      0.31     $     0.87      $     0.70
=======================================================================================================================
DILUTED EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                            $      0.40     $      0.30     $     0.84      $     0.71
Cumulative Effect of Change
  in Accounting Principle, Net                                        -               -              -           (0.04)
-----------------------------------------------------------------------------------------------------------------------
Net Income                                                  $      0.40     $      0.30     $     0.84      $     0.67
=======================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.



CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                                 Six Months Ended June 30,
(DOLLARS IN THOUSANDS)                                                                             2002              2001
===========================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                               $      21,880    $      18,200
   Adjustments to Reconcile Net Income to
     Net Cash Provided (Used) by Operating Activities:
        Depreciation and Amortization                                                              15,110           18,535
        Provision for Loan Losses                                                                   6,250           13,070
        Provision for Deferred Income Tax (Benefit)                                                 1,013           (1,095)
        Realized Net Losses (Gains)                                                                 1,811           (7,810)
        Loans Originated or Acquired and Held for Sale                                            (26,151)         (18,520)
        Proceeds from Sales of Loans Held for Sale                                                 27,890           22,393
        Net (Increase) Decrease in Accrued Interest Receivable,
          Accrued Receivables and Other Assets                                                      1,708           (2,262)
        Net Increase (Decrease) in Accrued Interest Payable,
          Accrued Expenses and Other Liabilities                                                      288           (6,430)
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                                27,919           17,881
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                          49,799           36,081
---------------------------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                          414,205          234,426
   Proceeds on Sales of Securities Available for Sale                                             183,290          454,775
   Purchases of Securities Available for Sale                                                    (694,578)        (366,683)
   Loan Principal Collections Less Originations and Purchases                                     116,359           81,466
   Purchases of Premises and Equipment                                                             (4,037)          (4,785)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                          15,239          399,199
---------------------------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES
   Net Decrease in Deposits                                                                        (5,586)        (373,968)
   Net Decrease in Short-Term Borrowings                                                          (21,861)         (86,340)
   Proceeds from Long-Term Debt                                                                    95,000           90,000
   Payments and Maturities of Long-Term Debt                                                      (97,370)         (16,579)
   Issuance of  Stock                                                                               5,398            4,917
   Purchase of Treasury Stock                                                                      (7,338)         (41,679)
   Cash Dividends on Common Stock                                                                 (10,435)          (9,436)
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                             (42,192)        (433,085)
---------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                              22,846            2,195
   Cash and Cash Equivalents at Beginning of Year                                                 117,784           96,544
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                  $     140,630    $      98,739
===========================================================================================================================
SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                                   $      53,146    $      86,193
Income Taxes Paid                                                                                  13,561           12,501
Investment Securities Purchased and not Received                                                  257,331                -
Investment Securities Sold and not Delivered                                                      240,285                -
Loans Securitized and Converted to Securities Available for Sale                                        -          238,874
Stock Dividend                                                                                          -           28,659

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 2002

NOTE A - BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform with the presentation used for the current year. These reclassifications have no effect on stockholders' equity or net income as previously reported. Operating results for the three month and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.

NOTE B - ADOPTED ACCOUNTING PRINCIPLES

        In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides new guidance on recognition of impairment losses on long-lived assets to be held and used. The standard broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The provisions of SFAS No. 144 were effective for the Corporation on January 1, 2002. To date no charges have been required for impairment.


        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by generally accepted accounting principles. SFAS No. 145 is effective January 1, 2003, although earlier adoption was encouraged. The Corporation adopted this statement for 2002 and earlier periods. Accordingly, any previous extinguishment of debt recorded as an extraordinary item would be reclassified to pre-tax income before extraordinary items. Gains and losses on future qualifying debt extinguishment will likewise be recorded in pre-tax income. During the second quarter of 2002, the Corporation extinguished debt resulting in a $973 thousand loss that is included in net gains (losses) on the Consolidated Statement of Income.

NOTE C - ACCOUNTING FOR DERIVATIVES

        Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No. 133"). The statement established the accounting and reporting standards for derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS No. 133 on January 1, 2001 resulted in a reduction of net earnings of $1.2 million after-tax. This represented the difference between the derivatives previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, other comprehensive income ("OCI") reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in the Corporation's cash flow hedges on that date.

        The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $3.2 million and $2.0 million for the six months ended June 30, 2002 and 2001, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At June 30, 2002 and 2001, the Corporation had an unrealized loss in the value of derivatives of $1.4 million and $521 thousand, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ending June 30, 2002 and 2001, the Corporation had no ineffective portions of hedges.

NOTE D - PER SHARE INFORMATION

          The following table presents a summary of per share data and amounts for the periods indicated:

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                       June 30,
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                        2002          2001              2002          2001
---------------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                            $     10,405   $     8,035       $    21,880   $    19,360
Cumulative Effect of Change in Accounting Principle, Net                   -             -                 -        (1,160)
---------------------------------------------------------------------------------------------------------------------------
Net Income                                                      $     10,405   $     8,035       $    21,880   $    18,200
---------------------------------------------------------------------------------------------------------------------------

BASIC
Basic EPS Shares                                                      25,151        25,546            25,134        25,989
Net Income Before Extraordinary Item                            $       0.41   $      0.31       $      0.87   $      0.74
Cumulative Effect of Change in Accounting Principle, Net                   -             -                 -         (0.04)
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                            $       0.41   $      0.31       $      0.87   $      0.70
---------------------------------------------------------------------------------------------------------------------------
DILUTED
Dilutive Shares (principally stock options)                              824           961               837         1,001
Diluted EPS  Shares                                                   25,975        26,507            25,971        26,990
Net Income Before Extraordinary Item                            $       0.40   $      0.30       $      0.84   $      0.71
Cumulative Effect of Change in Accounting Principle, Net                   -             -                 -         (0.04)
---------------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                            $       0.40   $      0.30       $      0.84   $      0.67
===========================================================================================================================



NOTE E- INVESTMENT SECURITIES

          The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                      GROSS                GROSS
                                               AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                   COST                 GAINS                LOSSES               VALUE
------------------------------------------------------------------------------------------------------------------------
JUNE 30, 2002

SECURITIES AVAILABLE FOR SALE

U.S. Treasury and Government
  Agencies and Corporations              $       99,788       $            1        $       1,572        $       98,217

Mortgage-Backed Securities                    1,643,262               11,054                1,994             1,652,322

Municipal Securities                             20,891                1,022                    -                21,913

Other Debt Securities                           154,622                  345                7,228               147,739
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,918,563       $       12,422        $      10,794        $    1,920,191
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
------------------------------------------------------------------------------------------------------------------------

        At June 30, 2002 and 2001, a net unrealized gain on securities available for sale of $864 thousand and $6.7 million unrealized loss, respectively, was reflected as a component of Net Accumulated Other Comprehensive Income, which is reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. For details regarding investment securities at December 31, 2001, refer to Notes 1 and 6 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K filed March 8, 2002.

        Net realized losses on investment securities were $1.1 million for the quarter ended June 30, 2002. This compares to net realized gains of $1.6 million for the second quarter of 2001. For the six months ended June 30, 2002 and 2001, the Corporation had net realized losses of $944 thousand and net realized gains of $7.6 million, respectively. These net gains (losses) on investment securities are included in net gains (losses) in the Consolidated Statement of Income.

        During the second quarter of 2002, debt securities amounting to $10.4 million were determined to be other than temporarily impaired. Included in net realized losses on investment securities for the current quarter is a pre-tax charge of $8.7 million that reduced the basis of the security to its fair value. Accrued interest of $189 thousand was reversed from interest income.

NOTE F - COMPREHENSIVE INCOME

        Comprehensive income is defined as net income plus transactions and other occurrences which are the result of nonowner changes in equity. For financial statements presented for the Corporation, nonowner equity changes are comprised of unrealized gains or losses on available for sale debt securities and recorded gains or losses on derivatives utilized in cash flow hedges. These nonowner equity changes are accumulated with net income from operations to determine comprehensive income. This change does not have an impact on the Corporation's results of operations.

          Presented below is a reconciliation of net income to comprehensive income indicating the components of other comprehensive income.

                                                                                    Three Months Ended           Six Months Ended
                                                                                          June 30,                    June 30,
------------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                      2002          2001             2002       2001
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $    10,405   $     8,035    $    21,880  $  18,200

Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition                                    -             -              -       (696)
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income              (1,474)          188         (1,280)      (349)
    Unrealized Holding Gain (Loss) on Debt Securities                                23,714        (3,722)         9,372     13,693
    Less: Reclassification Adjustment for Gains (Losses) Included in Net Income      (1,111)        1,622           (944)     7,589
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                        23,351        (5,156)         9,036      5,059
Income Tax (Benefit) Related to Items of Other Comprehensive Income                   8,173        (1,804)         3,162      1,612
------------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                         15,178        (3,352)         5,874      3,447
------------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                            $    25,583   $     4,683    $    27,754  $  21,647
------------------------------------------------------------------------------------------------------------------------------------

NOTE G-SECURITIZATION OF ASSETS

        During 2001 and 2000 the Corporation securitized $239 million and $324 million of its acquired loan portfolio. These loans were securitized with FNMA and the respective securities were placed into the Corporation's investment portfolio. Accordingly, no gain or loss was recorded on these transactions. These securities are valued at fair market value along with the Corporation's investment securities.

        The loans underlying the securities were securitized with full recourse to the Corporation for any credit losses. The maximum potential recourse obligation was $256.2 million and $659.3 million at June 30, 2002 and 2001, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in these loans. This recourse liability amounted to $3.1 million and $4.2 million at June 30, 2002 and 2001, respectively. This recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $469 thousand and $434 thousand for the six month periods ended June 30, 2002 and 2001, respectively. At June 30, 2002, $2.4 million of loans with potential recourse were 90 days or more past due.

NOTE H - INTANGIBLE ASSETS

        Effective January 1, 2002 the Corporation adopted Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") which requires the mandatory application of purchase accounting for future business combinations and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which provides guidance on accounting for goodwill. Under the provisions of SFAS No. 142, the Corporation ceased the amortization of goodwill. Testing of goodwill balances was completed at the time of implementation and no impairment of goodwill existed at that date. In future periods, goodwill will be evaluated for possible impairment on at least an annual basis.

The following table presents the impact of the adoption of SFAS No. 142.

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              2002           2001          2002             2001
----------------------------------------------------------------------------------------------------------------
Reported Net Income                                         10,405          8,035       21,880           18,200
Add Back: Goodwill Amortization                                  -            106            -              214
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $    10,405    $     8,141   $   21,880       $   18,414
----------------------------------------------------------------------------------------------------------------

BASIC EARNINGS PER SHARE
Reported Net Income                                    $      0.41    $      0.31   $     0.87       $     0.70
Add Back: Goodwill Amortization                                  -           0.01            -             0.01
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $      0.41    $      0.32   $     0.87       $     0.71
----------------------------------------------------------------------------------------------------------------

DILUTED EARNINGS PER SHARE
Reported Net Income                                    $      0.40    $      0.30   $     0.84       $     0.67
Add Back: Goodwill Amortization                                  -           0.01            -             0.01
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $      0.40    $      0.31   $     0.84       $     0.68
----------------------------------------------------------------------------------------------------------------


NOTE I - NET GAINS (LOSSES)

Net Gains(Losses) on the Consolidated Statement of Income are composed of the following components:


                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                      2002           2001          2002             2001
----------------------------------------------------------------------------------------------------------------
Securities:
Writedown for Other Than Temporary Impairment          $    (8,660)    $        -   $   (8,660)      $        -
Sales                                                        7,549          1,622        7,716            7,589
----------------------------------------------------------------------------------------------------------------
Total Securities                                            (1,111)         1,622         (944)           7,589
Debt Extinguishment                                           (973)             -         (973)               -
Asset Sales                                                   (158)           190          106              221
----------------------------------------------------------------------------------------------------------------
Net Gain (Loss)                                        $    (2,242)    $    1,812   $   (1,811)      $    7,810
================================================================================================================

NOTE J - FUTURE CHANGES IN ACCOUNTING PRINCIPLES

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 30, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. Management does not expect SFAS No. 143 to have a significant impact on the Corporation.

        In July 2002, the FASB issued Statement of Financial Standard No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Management is unable to determine the impact of this standard due to its prospective application.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

FINANCIAL REVIEW

PERFORMANCE OVERVIEW

        Provident Bankshares reported net income of $10.4 million or $.40 per diluted share for the quarter ended June 30, 2002 compared to $8.0 million or $.30 per diluted share for the same quarter of the prior year. Net income for the six months ended June 30, 2002 was $21.9 million or $.84 per diluted share, compared to $18.2 million or $.67 per diluted share for the six months ended June 30, 2001. This quarter continued to reflect management's focus on the Corporation's strategic business plans which resulted in strong performance from core business lines as well as marked deposit and loan growth, solid asset quality and improved capital from the second quarter of 2001. Return on assets for the quarter improved to .86% from .63% posted in the prior year. This improvement was the result of improved profitability and the shift in asset/liability mix from wholesale to core components. Average assets declined $255 million during the quarter due to the planned run-off in non-core loans, primarily portfolio acquisition loans, which decreased $689 million. This was partially offset by a $177 million or 12.3% increase in average core loan balances resulting in a net decrease in average loans of $512 million. Total average deposits decreased $356 million from the 2001 second quarter to the 2002 second quarter to $3.3 billion, reflecting a planned decrease in brokered and national money market CD balances of $501 million. Led by a 25% increase in average non-interest bearing demand deposits, average core deposits increased $148 million, or 6%, from the same quarter last year.

        Return on average common equity was 13.87% for the quarter ending June 30, 2002 compared to 11.16% for the second quarter of 2001. The return on average common equity was driven by increased net income for the period as average common equity increased 4.2% from the prior year. The net interest margin improved to 3.17% for the period ending June 30, 2002 compared to 2.89% a year ago.

        During the period, due to WorldCom's disclosure of accounting irregularities in June, the Corporation wrote down $10.4 million in WorldCom bonds currently held in its investment portfolio to their market value of $1.7 million, thereby realizing a loss of $8.7 million. This loss was partially offset by net securities gains of $7.5 million recognized on the sales of investment securities during the quarter. In the second quarter, exclusive of net gains(losses), non-interest income grew 18% from the comparable quarter of 2001 driven by increased fee income.

        Asset quality continues to improve as non-performing loans declined 19% to $22.7 million from June 30, 2001. Net charge-offs declined 62% from last year's second quarter while the allowance for loan losses improved from 1.19% in 2001 to 1.31% at current quarter end.

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2001

OVERVIEW

        The Corporation recorded net income of $10.4 million for the three months ended June 30, 2002 compared to net income of $8.0 million for the corresponding period of 2001. The increase from period to period was characterized by increased net interest income, a lower provision for loan losses, significant growth in core non-interest income and the stabilization of non-interest expense. All of these events are the product of management's efforts to reduce the wholesale portion of the balance sheet, focus resources on growth of core product lines, broaden the Corporation's presence in growing and vibrant markets and improve efficiencies.

NET INTEREST INCOME

        The discussion on net interest income should be read in conjunction with a review of Tables 1 and 2 - "Analysis of Changes in Net Interest Income" and "Consolidated Average Balances, Interest Income and Expense and Yields and Rates", presented on the following pages. For the quarter ended June 30, 2002, interest income declined $16.6 million, offset by a decline in interest expense of $17.9 million compared to the prior year's second quarter, for a net increase of $1.3 million or a 3.8% increase. During this period, the net margin increased to 3.17% from 2.89% in 2001. The change in net interest income and the margin continue to reflect management's strategy to focus on core product growth, while decreasing its emphasis on wholesale assets and liabilities, such as acquired loans and brokered deposits. The reductions in the non-core portfolios resulted in decreases of $689 million and $503 million for loans and deposits, respectively. These overall declines, however, were offset by core loan and deposit growth of $177 million (12%) and $148 million (6%), respectively, over the past twelve months. Core consumer loans increased 21% while commercial business loans increased 12%. Core deposit increases occurred mainly in interest-bearing and noninterest-bearing demand deposits. These increases were primarily due to the robust growth in the Washington metro area where commercial deposit growth increased 99% compared to the same period of last year. Continued focus on the Baltimore-Washington corridor resulted in average core commercial deposits growing 38% during the quarter. These increases reflect the Corporation's commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Washington metro area and growing commercial business in the Baltimore-Washington corridor.

        The $177 million growth in average core loans in comparison to the second quarter of 2001 was driven by the $135 million (21%) growth in consumer loans and $32 million (12%) in commercial business loans. The growth in the consumer portfolio was due to the demand for marine loans which increased $87 million (31%) from the prior year, supplemented by $35 million and $14 million growth in the home equity and direct lending products, respectively. Average investment securities increased $257 million from June 30, 2001 due to cash flows received from both the investment and non-core loan portfolios. The yield on earning assets ended the second quarter of 2002 at 6.37% compared to 7.40% for the first quarter of 2001, reflecting the general decline in interest rates from the prior year. This general rate decline coupled with the planned decline in non-core loan balances, resulted in interest income decreasing $16.6 million from the prior year.

        The decline in interest income was more than offset by the $17.9 million decrease in interest expense. This decrease was the product of the decline in interest rates and the planned run-off of $450 million in brokered deposits. While total average deposits decreased due to the run-off of brokered deposits, average core deposits, primarily demand deposits, increased $148 million or 6% from June of last year. In addition to the growth of demand deposits, the migration of $79 million in high rate retail CDs into lower priced deposit products resulted in reducing interest expense for the quarter. The growth in deposits is the result of the continued expansion of branch network in the Washington metro area and successful focus on commercial deposit relationships. Average borrowings increased $97 million from last year due to the relative low cost of borrowings when compared to purchased deposits. The combination of this aforementioned movement in rates and the associated changes in average volumes had the effect of reducing the average rate paid on interest-bearing liabilities to 3.55% for the three months ending June 30, 2002 versus 4.89% for the same period in 2001.

        Although the net interest margin improved to 3.17% for the current quarter as compared to the prior year's 2.89%, the margin declined from the seasonally high first quarter margin of 3.30%. The effect of three items negatively impacted the current quarter's margin compared to the margin for the first quarter of 2002. The first was the reversal of the accrued interest associated with the WorldCom investment. The second was the higher than expected level of prepayments on the securitized portion of the acquired loan portfolio necessitating the amortization of related premium. Lastly, the addition of $100 million to the average investment portfolio at current rates had the effect of increasing net interest income but decreasing the margin. The 28 basis point increase in the margin from the second quarter of 2002 to the corresponding quarter of 2001 was the result of non-core loan runoff combined with core loan growth that improved the margin 20 basis points. Additionally, core deposit growth had a 6 basis points favorable impact on the margin.

        The Corporation maintains an overall interest rate management strategy that incorporates the use of derivative instruments to minimize significant fluctuations in earnings that are caused by interest rate volatility (see Note C to unaudited financial statements). Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. Modeling shows that the Corporation's earnings may improve when the forward yield curve steepens and decline with the flattening or inversion of the yield curve. The forward yield curve currently predicts significantly rising short-term rates and slightly rising long-term rates. If this scenario were to be realized, the Corporation's net interest income would not be impacted significantly in the next year, but could be reduced 3% in the following year within this isolated modeling environment, assuming no action by management.


    ANALYSIS OF CHANGES IN NET INTEREST INCOME

TABLE 1

                                                         FOR THE THREE MONTHS ENDED JUNE 30, 2002/2001
                                                    --------------------------------------------------------
                                                                        VARIANCE DUE
                                                                        TO CHANGE IN
                                                                     ---------------------------------------
(IN THOUSANDS)                                       NET INCREASE/        AVERAGE             AVERAGE
(TAX-EQUIVALENT BASIS)                                 (DECREASE)           RATE              VOLUME
------------------------------------------------------------------------------------------------------------
INTEREST INCOME FROM:
Loans:
  Consumer Loans                                           $ (8,582)         $  (1,780)           $ (6,802)
  Commercial Business Loans                                    (970)            (1,438)                468
  Real Estate-Construction Loans-Commercial                    (722)            (1,242)                520
  Real Estate-Construction Loans-Residential                   (813)              (732)                (81)
  Real Estate-Mortgage Loans-Commercial                      (1,046)              (665)               (381)
  Real Estate-Mortgage Loans-Residential                     (3,326)               (47)             (3,279)
Mortgage Loans Held for Sale                                    (16)               (10)                 (6)
Other Short-Term Investments                                    (77)               (34)                (43)
US Government and Agency Securities                             (78)              (261)                183
Mortgage-Backed Securities                                   (1,064)            (4,425)              3,361
Municipal Securities                                           (142)               (75)                (67)
Other Debt Securities                                           248               (339)                587
                                                           ---------
  Total Interest Income                                    $(16,588)           (11,956)             (4,632)
                                                           ---------
INTEREST EXPENSE ON:
Demand/Money Market Deposits                                 (1,979)            (2,551)                572
Savings Deposits                                               (642)              (809)                167
Certificates of Deposit                                     (12,653)            (4,857)             (7,796)
Individual Retirement Accounts                                 (456)              (367)                (89)
Short-Term Borrowings                                        (1,126)            (1,865)                739
Long-Term Debt                                               (1,048)            (1,130)                 82
                                                           ---------
  Total Interest Expense                                   $(17,904)           (13,958)             (3,946)
------------------------------------------------------------------------------------------------------------

Net Interest Income                                        $  1,316          $   2,002            $   (686)
============================================================================================================

The table above analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. The calculation of rate and volume variances is based upon a procedure established for banks by the Securities and Exchange Commission. Rate and volume variances presented for each component will not sum to the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND YIELDS AND RATES
PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

TABLE 2
                                                   THREE MONTHS ENDED                  THREE MONTHS ENDED
                                                      JUNE 30, 2002                      JUNE 30, 2001
                                        -----------------------------------  ----------------------------------
(dollars in thousands)                      AVERAGE     INCOME/     YIELD/        AVERAGE    INCOME/   YIELD/
(tax-equivalent basis)                      BALANCE     EXPENSE      RATE         BALANCE    EXPENSE    RATE
===============================================================================================================
ASSETS
------
Interest-Earning Assets:
Loans:
  Consumer                               $  1,504,358 $   26,981     7.19 %   $  1,879,329  $ 35,563    7.59 %
  Commercial Business                         371,756      5,979     6.45          347,098     6,949    8.03
  Real Estate-Construction:
    Commercial                                203,480      2,218     4.37          169,066     2,940    6.97
    Residential                               106,049      1,498     5.67          110,055     2,311    8.42
  Real Estate-Mortgage:
    Commercial                                223,254      3,660     6.58          244,146     4,706    7.73
    Residential                               257,980      4,937     7.68          429,301     8,263    7.72
                                         ------------------------             -----------------------
    Total Loans                             2,666,877     45,273     6.81        3,178,995    60,732    7.66
                                         ------------------------             -----------------------
Loans Held for Sale                             4,897         81     6.63            5,230        97    7.44
Other Short-Term Investments                    2,651         15     2.27            7,888        92    4.68
US Governments & Agency Securities             99,794      1,251     5.03           86,767     1,329    6.14
Mortgage Backed Securities                  1,601,584     22,722     5.69        1,388,086    23,786    6.87
Municipal Securities                           20,892        334     6.41           24,670       476    7.74
Other Debt Securities                         168,544      2,803     6.67          134,780     2,555    7.60
                                         ------------------------             -----------------------
    Total Investment Securities             1,890,814     27,110     5.75        1,634,303    28,146    6.91
                                         ------------------------             -----------------------
    Total Interest-Earning Assets           4,565,239     72,479     6.37        4,826,416    89,067    7.40
                                         ------------------------             -----------------------
Less: Allowance for Loan Losses               (34,710)                             (36,685)
Cash and Due From Banks                        97,474                               79,000
Other Assets                                  242,140                              256,584
                                         -------------                        ------------
Total Assets                             $  4,870,143                         $  5,125,315
                                         =============                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits             $    785,628      2,383     1.22     $    684,262     4,362    2.56
Savings Deposits                              658,555      1,878     1.14          615,348     2,520    1.64
Certificates of Deposit                     1,327,601     16,374     4.95        1,907,701    29,027    6.10
Individual Retirement Accounts                138,186      1,570     4.56          144,803     2,026    5.61
Short-Term Borrowings                         330,915      1,374     1.67          238,614     2,500    4.20
Long-Term Debt                                873,153     12,830     5.89          867,988    13,878    6.41
                                         ------------------------             -----------------------
  Total Interest-Bearing Liabilities        4,114,038     36,409     3.55        4,458,716    54,313    4.89
                                         ------------------------             -----------------------
Noninterest-Bearing Demand Deposits           425,079                              338,711
Other Liabilities                              30,135                               39,074
Stockholders' Equity                          300,891                              288,814
                                         -------------                        ------------
Total Liabilities and Stockholders'
  Equity                                 $  4,870,143                         $  5,125,315
                                         =============                        ============
Net Interest-Earning Assets              $    451,201                         $    367,700
                                         =============                        ============
Net Interest Income (tax-equivalent)                      36,070                              34,754
Less: Tax-Equivalent Adjustment                             (200)                               (245)
                                                      -----------                           ---------
Net Interest Income                                   $   35,870                            $ 34,509
                                                      ===========                           =========
Net Yield on Interest-Earning Assets
  (tax-equivalent)                                                   3.17 %                             2.89 %



                                                    SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                      JUNE 30, 2002                      JUNE 30, 2001
                                        -----------------------------------------------------------------------
                                            AVERAGE     INCOME/     YIELD/        AVERAGE    INCOME/   YIELD/
                                            BALANCE     EXPENSE      RATE         BALANCE    EXPENSE    RATE
                                        -----------------------------------------------------------------------
ASSETS
------
Interest-Earning Assets:
Loans:
  Consumer                               $  1,527,420 $   55,345     7.31 %   $  1,969,169  $ 75,154    7.70 %
  Commercial Business                         368,083     11,902     6.52          348,129    14,310    8.29
  Real Estate-Construction:
    Commercial                                207,354      4,485     4.36          162,176     6,233    7.75
    Residential                               102,993      2,925     5.73          110,301     4,964    9.08
  Real Estate-Mortgage:
    Commercial                                222,690      7,288     6.60          243,220     9,719    8.06
    Residential                               274,047     10,609     7.81          446,917    17,450    7.87
                                         ------------------------             ----------------------
    Total Loans                             2,702,587     92,554     6.91        3,279,912   127,830    7.86
                                         ------------------------             ----------------------
Loans Held for Sale                             4,523        146     6.51            6,150       230    7.54
Other Short-Term Investments                    6,664         65     1.97            7,011       177    5.09
US Governments & Agency Securities            100,031      2,551     5.14           86,176     2,706    6.33
Mortgage Backed Securities                  1,539,341     45,729     5.99        1,447,838    49,999    6.96
Municipal Securities                           21,422        690     6.50           25,143       969    7.77
Other Debt Securities                         173,294      5,993     6.97          140,440     5,305    7.62
                                         ------------------------             ----------------------
    Total Investment Securities             1,834,088     54,963     6.04        1,699,597    58,979    7.00
                                         ------------------------             ----------------------
    Total Interest-Earning Assets           4,547,862    147,728     6.55        4,992,670   187,216    7.56
                                         ------------------------             ----------------------
Less: Allowance for Loan Losses               (34,303)                             (37,645)
Cash and Due From Banks                        90,857                               80,158
Other Assets                                  250,858                              215,499
                                         -------------                        ------------
Total Assets                             $  4,855,274                         $  5,250,682
                                         =============                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits             $    764,346      4,674     1.23     $    663,644     8,855    2.69
Savings Deposits                              641,045      3,655     1.15          610,145     5,213    1.72
Certificates of Deposit                     1,383,971     35,115     5.12        2,019,227    62,097    6.20
Individual Retirement Accounts                138,548      3,249     4.73          146,229     4,100    5.65
Short-Term Borrowings                         327,961      2,705     1.66          277,212     6,964    5.07
Long-Term Debt                                866,786     25,397     5.91          868,678    27,738    6.44
                                         ------------------------             ----------------------
  Total Interest-Bearing Liabilities        4,122,657     74,795     3.66        4,585,135   114,967    5.06
                                         ------------------------             ----------------------
Noninterest-Bearing Demand Deposits           403,978                              327,052
Other Liabilities                              30,524                               41,665
Stockholders' Equity                          298,115                              296,830
                                         -------------                        ------------
Total Liabilities and Stockholders'
  Equity                                 $  4,855,274                         $  5,250,682
                                         =============                        ============
Net Interest-Earning Assets              $    425,205                         $    407,535
                                         =============                        ============
Net Interest Income (tax-equivalent)                      72,933                              72,249
Less: Tax-Equivalent Adjustment                             (411)                               (500)
                                                      -----------                           ---------
Net Interest Income                                   $   72,522                            $ 71,749
                                                      ===========                           =========
Net Yield on Interest-Earning Assets
 (tax-equivalent)                                                    3.23 %                             2.92 %



PROVISION FOR LOAN LOSSES

        The provision for loan losses was $2.7 million for the second quarter of 2002 compared to $4.9 million recorded in 2001. The reduction in the provision for loan losses from last year was due to lower charge-offs in the current quarter compared to the prior year as charge-offs declined 62% to $3.1 million in the second quarter of 2002 compared to $8.2 million for the same period last year. The elevated amount of the prior year charge-offs was related to a review of the acquired loan portfolio in addition to the write down of the Corporation's last remaining non-performing health care credit. Non-performing loans declined 19% or $5.4 million from June 30, 2001 to end the second quarter of 2002 at $22.7 million, of which $22.4 million were collateralized by residential real estate. The improvement in these credit quality indicators was the result of increased response and reaction to delinquency trends.

        The allowance for loan losses at June 30, 2002 was $34.7 million, compared to $35.3 million at June 30, 2001. The current allowance represents 1.31% of total loans outstanding or 153% of non-performing loans versus 1.19% and 126%, respectively, of a year ago. At June 30, 2002, non-performing loans as a percentage of loans outstanding were .86% compared to .95% in 2001. Management believes that non-performing loans should remain relatively stable for the balance of the year.

NON-INTEREST INCOME

        Non-interest income, excluding net gains and losses, was $21.7 million compared to $18.4 million for the previous year. This represents a $3.3 million or 18% increase from the second quarter of 2002. At $21.7 million, non-interest income represents 38% of total quarterly revenue versus 35% for the prior year's second quarter. Improvements in non-interest income continue to be driven primarily by increases in deposit service charges which increased 18.5% from the prior year. The increase in deposit fees is the result of the aforementioned increase in core deposits due to strong retail and commercial checking account growth, notably in the Washington metro area. Branch banking fee income generated in the Washington region increased 32% over the same quarter last year. Commission and fee income increased 9% as a result of increased insurance commissions and annuity sales. Other non-interest income posted an 18% increase as a result of loan fee income from commercial products and property leasing.

        Net gains(losses) are comprised primarily of security gains or losses with smaller portions being attributable to the extinguishment of debt and the net gains(losses) on sales of loans, foreclosed property and fixed assets. For the quarter ended June 30, 2002, the Corporation recorded a $2.2 million net loss as compared to net gains of $1.8 million a year ago. For the quarter ended June 30, 2002, the majority of net losses were attributable to $1.1 million in net security losses and a $973 thousand loss incurred on the early liquidation of FHLB borrowings. Included in the $1.1 million in net securities losses was an $8.7 million loss resulting from the write down of $10.4 million in WorldCom bonds held in the Corporation's investment portfolio to $1.7 million. This loss was partially offset by net gains of $7.5 million on sales of investment securities during the quarter. The FHLB borrowings were liquidated as part of a strategy that will positively impact the net interest margin by taking advantage of lower future funding costs. Last year's net gains of $1.8 million included $1.6 million of net security gains.

NON-INTEREST EXPENSE

        Non-interest expense for the second quarter of 2002 was $37.8 million versus $38.1 million for the prior year, a 1% decrease. External processing increased 44% from the prior year due to the combination of the cost of outsourcing the item processing function in late 2001 and the increase in deposit accounts serviced. Outsourcing had the impact of lowering salary and benefit expense; however, this decline in salary and benefit cost was offset by the cost associated with the continued expansion of the branch network in the Washington suburbs. Other non-interest expense declined $2.1 million when comparing the second quarter of 2002 to the second quarter of 2001. The previous year included a $1.9 million charge to increase the existing recourse reserve related to securitized acquired second mortgages. Exclusive of this charge, other non-interest expense declined $249 thousand.

INCOME TAXES

         Tax expense of $4.5 million on income before taxes of $14.9 million was recorded in the second quarter of 2002, for an effective tax rate of 30.1%. This is an increase of $830 thousand from the prior year reflecting the increase in income before taxes from year to year.

RESULTS OF OPERATIONS
FOR SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

        The Corporation recorded net income of $21.9 million or $.84 per diluted share for the six months ending June 30, 2002. The six months ended June 30, 2001 had net income of $18.2 million or $.67 per diluted share, including a $1.2 million charge for the cumulative effect of change in accounting principle. The prior year's charge for the change in accounting principle was the result of the required adoption of SFAS No. 133 (see Note C to unaudited financial statements).

        Tax-equivalent net interest income for the first six months of 2002 remained relatively flat compared to 2001 reflecting only a $684 thousand increase from period to period. Interest income declined $39.5 million, offset by a decline in interest expense of $40.2 million. This change in net interest income reflected management's strategy to focus on organic growth. The implementation of the Corporation's strategy to reduce wholesale assets and liabilities, such as purchased loans and brokered deposits, and focus on growing core banking business resulted in reductions of $445 million in interest-earning assets and $462 million interest-bearing liabilities, respectively, over the past year. These reductions, in addition to the general decline in interest rates, had the effect of maintaining the level of net interest income while improving the net interest margin to 3.23% in 2002 versus 2.92% in 2001.

        The provision for loan losses for the first half of 2002 was $6.3 million, a decrease of $6.8 million from the first half of 2001. The decline in the provision was due primarily to lower charge-off activity related to health care credits and the acquired loan portfolio. At June 30, 2002 the allowance for loan losses was $34.7 million or 1.31% of loans outstanding.

        Non-interest income, excluding net gains or losses, increased 17% to $41.4 million. The major contributor to the increase in non-interest income was deposit service charges that rose $5.2 million or 18% due to increases in deposits and branch expansion. Commissions and fees rose 10% due to sales of annuity products. Other non-interest income increased 13% from the prior year primarily due to increased fee income on commercial products and leasing income. Net losses were $1.8 million for the six months ended June 30, 2002 compared to net gains of $7.8 million for the six months ended June 30, 2001. The net losses for 2002 were primarily the net result of the write-down of the WorldCom bonds and the extinguishment of debt, partially offset by net gains on the sales of investment securities. The prior year's net gains of $7.8 million contained $7.6 million in net security gains. Non-interest expense was relatively stable at $74.2 million when compared to the same period one year ago. Salary and benefit expense decreased modestly by $175 thousand during this period. This decrease occurred despite the impact of the Corporation's branch expansion strategy due to the impact of the decision to outsource the item processing function at the beginning of the year. The effect of the reduction in compensation expense was offset in part by the increase in external processing fees which increased $2.2 million. A major contributor to the increase in external processing cost was the increase in deposit account volume associated with the $134 million average core deposit growth that occurred from the first half of 2001 to 2002. Branch expansion was also the cause of the growth in occupancy expense and furniture and fixture expense which grew by 5.6% and 3.8%, respectively. Other non-interest expense decreased $2.0 million from the prior year as last year's other non-interest expense contained a $1.9 million increase to an existing recourse reserve related to securitized loans.

        The Corporation recorded an income tax expense of $9.9 million in the first half of 2002 based on pre-tax income of $31.7 million, which represented an effective tax rate of 31.1%. This compares with an effective tax rate of 31.8% for the same period of 2001.

FINANCIAL CONDITION

        Total assets of the Corporation increased $244 million from December 31, 2001 to June 30, 2002. This increase is due primarily to a temporary increase in other assets of $240 million which represented receivables from brokers for the previously mentioned securities sales that occurred in late June 2002. These amounts were settled and collected in July as is customary in the financial markets. During this period of time, the Corporation continued its planned reduction of non-core assets and associated non-core funding while concentrating on accreting core lending and deposit balances. Additionally the Corporation continued to exercise its stock repurchasing authority to repurchase 292,000 shares of common stock. As a result of the runoff of non-core loans exceeding new core loan production, the lending portfolio declined $125 million. Net funds derived from this activity were re-deployed to the investment securities portfolio which grew $116 million. The investment securities portfolio is composed of a diversified group of investments of which 91% is invested in agency or AAA rated mortgage-backed securities.

The remaining 9% of the portfolio represents a diversified group of generally small issues. Within the lending portfolio, consumer loans declined $69 million net of core production as a result of the run-off experienced in the portfolio acquisition loans. Mortgage loans also declined a net of $70 million as a result of the activity in the retail refinancing market.

        Total deposits at June 30, 2002 were $3.35 billion, which was approximately the same amount at year end despite the planned reduction in brokered CDs. During the period, non-interest bearing deposits increased $95 million, savings accounts $56 million, interest-bearing demand $49 million and money market accounts increased $20 million. Some of the increases in these deposit products were the result of a $43 million decline in retail CDs. The decline in retail CDs was driven by the behavior of customers who felt the need to remain liquid to take advantage of potential rising rates in a period where deposit rates paid on other deposit products had narrowed.

LIQUIDITY

        The primary sources of liquidity at June 30, 2002 were loans held for sale, short-term investments and investments held for sale, which totaled $1.93 billion or 40% of total liabilities, including deposits. The coverage of total liabilities has remained constant compared to December 31, 2001. At June 30, 2002 the Corporation had $566 million in brokered deposits as compared to $747 million at December 31, 2001. Brokered deposits maturing within the next 3 months amount to $111 million or 20% of total brokered CDs, with $119 million maturing in the following nine months and $190 million in the twelve months thereafter. Cash flows used to meet the liquidity demands of these maturities will be provided by run-off of the acquired loan portfolio.

CAPITAL

        Total stockholders' equity at June 30, 2002 was $302 million, a $15 million increase from December 31, 2001. Ordinary adjustments to capital include net income, dividends paid, dividend reinvestment and the exercise of stock options. During the first half of the year, capital increased $5.9 million as a result of mark-to-market adjustments for unrealized gains contained in the investment portfolio. The Corporation also repurchased shares totaling $7.3 million during the first half of 2002. At June 30, 2002, the leverage ratio was 7.44% and total regulatory capital represented 12.13% of risk adjusted assets. These ratios exceed the minimum requirements of the current leverage capital and risk-based capital standards under FIRREA, and exceeded the ratios established for "well-capitalized" institutions under prompt corrective action regulations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis; including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other-than-temporary investment impairments, intangible assets, pension and post-retirement benefits, stock option plan, recourse liabilities and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant judgements and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other-than-temporary investment security impairment and asset prepayment rates. Each estimate is discussed below. The financial impact of each estimate if significant to financial results was discussed in the applicable sections of Management's Discussion and Analysis.

ALLOWANCE FOR LOAN LOSSES

        The Corporation maintains an allowance for loan losses, which is intended to be adequate to absorb probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to a level considered by management as adequate.

        The allowance for loan losses is based on management's continuing review and evaluation of the loan portfolio. The level of the allowance is determined by assigning specific reserves to individually identified problem credits and general reserves to all other loans. The portion of the allowance that is allocated to internally criticized and non-accrual loans is determined by estimating the inherent loss on each credit after giving consideration to the value of underlying collateral. The general reserves are based on the composition and risk characteristics of the loan portfolio; including the nature of the loan portfolio, credit concentration trends, historic and anticipated delinquency and loss experience, as well as other qualitative factors such as current economic conditions.

        Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the adequacy of the allowance for loan losses. Senior managers meet at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to review the adequacy of the allowance for loan losses.

        Management believes that it uses the best information available to make determinations about the adequacy of the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

OTHER THAN TEMPORARY IMPAIRMENT OF INVESTMENT SECURITIES

        Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near term recovery of value is not necessarily favorable, or that there is a lack of evidence to support realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

ASSET PREPAYMENT RATES

        The Corporation purchases amortizing loans and investment securities. The actual principal reduction on these assets exceeds the contractual principal reduction due to principal prepayments that fluctuate based on market conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The Corporation funds these assets with matched maturity funds utilizing the estimated life of the assets. Management makes prepayment rate assumptions by utilizing available market information on like-kind instruments. The assumed prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may accordingly cause the earnings recognized on these assets to vary over the term that the assets are held. Because the funding costs are fixed, changes in actual prepayments of the related assets may cause volatility in the net interest margin. These prepayment rates are monitored and updated monthly to reflect actual activity and the most recent market projections.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 8, 2002. The market risk of the Corporation has not experienced any material changes as of June 30, 2002 from December 31, 2001. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at June 30, 2002.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings - None

  Item 2.  Changes in Securities and Use of Proceeds - None

  Item 3.  Defaults Upon Senior Securities - None

  Item 4.  Submission of Matters to a Vote of Security Holders - None

         The Annual Meeting of Stockholders of Provident Bankshares Corporation was held on April 17, 2002.

               PROPOSAL I

               Election of Directors.

               The following persons were elected as directors at the 2002 Annual Meeting of Stockholders. The corresponding votes for each director and their terms of office which continue until the 2005 Annual Meeting of Stockholders is reflected below.

                                               For        %      Withheld     %
                                               ---        -      --------     -
                   Thomas S. Bozzuto       22,255,734    99.0     224,919    1.0
                   Charles W. Cole, Jr.    22,248,179    99.0     232,474    1.0
                   Barbara B. Lucas        22,232,540    98.9     248,113    1.1
                   Francis G. Riggs        21,965,137    97.7     515,516    2.3
                   Carl W. Stearn          22,227,239    98.9     253,414    1.1
                   Enos K. Fry             22,242,100    98.9     238,553    1.1

               The following persons continue to serve as directors until the 2003 Annual Meeting of Stockholders: Pierce B. Dunn, Mark K. Joseph, Peter M. Martin, Sheila K. Riggs.; until the 2004 Annual Meeting of Stockholders: Melvin A. Bilal, Ward B. Coe, III, Fredrick W. Meier, Jr., Sister Rosemarie Nassif, Gary N. Geisel.

               PROPOSAL 2.

               The stockholders ratified the selection of KPMG LLP as independent auditors for 2002, with 22,035,992 (98.0%) shares cast in favor, 381,813 (1.7%) shares cast against and 62,848 (.3%) abstaining.

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

                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

                (4.1)   Stockholder Protection Rights Plan, as amended (4)

                (11.0)  Statement Re: Computation of Per Share Earnings (5)

           (b) Reports on Form 8-K were filed with the Securities and Exchange Commission as follows:

                      April 23, 2002 - Transcript of telephone conference call on April 18, 2002 relating to the Corporation's April 18, 2002 earnings release.

                      June 28, 2002 - Company press release announcing write-down of WorldCom Inc. securities.

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

(5) Included in Note D to the Unaudited Consolidated Financial Statements on Page 8 hereof.

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


                                       PROVIDENT BANKSHARES CORPORATION
                                       --------------------------------
                                                  Registrant



August 13, 2002                             /s/ Peter M. Martin
                                            ------------------------------------
                                            Peter M. Martin
                                            Chairman and Chief Executive Officer



August 13, 2002                             /s/ Dennis A. Starliper
                                            ------------------------------------
                                            Dennis A. Starliper
                                            Chief Financial Officer