Form 10-Q
period 2002-09-30
PROVIDENT BANKSHARES CORP
filed 2002-11-13
CIK 818969

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                       OR
   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

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
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X          No
                                          -------          ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     X     No
     -------     -------

Common Stock, par value $1.00 per share, 24,511,553 shares outstanding at October 31, 2002.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION


Item 1.      Financial Statements

             Consolidated Statement of Condition - Unaudited
             September 30, 2002 and 2001 and December 31, 2001                4

             Consolidated Statement of Income - Unaudited
             Three month and nine month periods
             ended September 30, 2002 and 2001                                5

             Consolidated Statement of Cash Flows - Unaudited
             Nine month periods ended September 30, 2002 and 2001             6

             Notes to Consolidated Financial Statements - Unaudited           7

Item 2.      Management's Discussion and Analysis
             of Results of Operations and Financial Condition                 12

Item 3.      Quantitative and Qualitative Disclosures
             About Market Risk                                                23

Item 4.      Controls and Procedures                                          23

PART II - OTHER INFORMATION                                                   24

Item 1.      Legal Proceedings

Item 2.      Changes in Securities and Use of Proceeds

Item 3.      Defaults upon Senior Securities

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K

SIGNATURES                                                                    25

Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002         26-27


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



PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                              SEPTEMBER 30,        December 31,      September 30,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                      2002                2001               2001
===================================================================================================================================
ASSETS
Cash and Due From Banks                                                    $       158,571      $    105,986       $      93,927
Short-Term Investments                                                               1,964            11,798               6,659
Mortgage Loans Held for Sale                                                         7,421             6,932               4,016
Securities Available for Sale                                                    1,916,868         1,804,234           1,837,925
Loans:
   Consumer                                                                      1,472,617         1,561,717           1,632,137
   Commercial Business                                                             373,646           379,616             347,612
   Real Estate -- Construction                                                     349,493           308,568             324,424
   Real Estate -- Mortgage                                                         439,569           526,992             596,972
-----------------------------------------------------------------------------------------------------------------------------------
     TOTAL LOANS                                                                 2,635,325         2,776,893           2,901,145
Less:  Allowance for Loan Losses                                                    34,615            34,611              34,704
-----------------------------------------------------------------------------------------------------------------------------------
     NET LOANS                                                                   2,600,710         2,742,282           2,866,441
-----------------------------------------------------------------------------------------------------------------------------------
Premises and Equipment, Net                                                         45,494            45,687              45,664
Accrued Interest Receivable                                                         30,520            34,057              36,788
Other Assets                                                                       137,624           148,741             135,968
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                               $     4,899,172      $  4,899,717       $   5,027,388
===================================================================================================================================

LIABILITIES
Deposits:
  Noninterest-Bearing                                                      $       488,674      $    384,009       $     364,610
  Interest-Bearing                                                               2,744,741         2,972,038           3,066,964
-----------------------------------------------------------------------------------------------------------------------------------
    TOTAL DEPOSITS                                                               3,233,415         3,356,047           3,431,574
-----------------------------------------------------------------------------------------------------------------------------------
Short-Term Borrowings                                                              487,485           366,321             380,677
Long-Term Debt                                                                     835,141           860,106             872,528
Other Liabilities                                                                   31,751            30,961              36,478
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL LIABILITIES                                                              4,587,792         4,613,435           4,721,257
-----------------------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
Common Stock (Par Value $1.00) Authorized 100,000,000 Shares; Issued 31,717,319,
  31,405,793 and 31,386,107 Shares at September 30, 2002, December 31, 2001
  and September 30, 2001, respectively                                              31,717            31,406              31,386
Capital Surplus                                                                    289,348           284,457             284,120
Retained Earnings                                                                  116,990            97,749              90,405
Net Accumulated Other Comprehensive Income (Loss)                                   10,438           (6,458)               8,935
Treasury Stock at Cost - 6,983,601,  6,294,201 and
  5,741,201 Shares At September 30, 2002, December 31, 2001
  and September 30, 2001, respectively                                            (137,113)         (120,872)           (108,715)
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL STOCKHOLDERS' EQUITY                                                       311,380           286,282             306,131
-----------------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $     4,899,172      $  4,899,717       $   5,027,388
===================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                    Three Months Ended           Nine Months Ended
                                                                                       September 30,                September 30,
------------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                       2002           2001          2002          2001
====================================================================================================================================
INTEREST INCOME
Interest and Fees on Loans                                                    $   43,309     $   55,227    $  135,407    $  182,628
Interest on Securities                                                            23,451         29,470        77,723        87,480
Tax-Advantaged Interest                                                              469            556         1,351         1,684
Interest on Short-Term Investments                                                    16             72            81           249
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST INCOME                                                          67,245         85,325       214,562       272,041
------------------------------------------------------------------------------------------------------------------------------------
INTEREST EXPENSE
Interest on Deposits                                                              19,572         33,633        66,265       113,898
Interest on Borrowings                                                            12,909         17,012        41,011        51,714
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL INTEREST EXPENSE                                                         32,481         50,645       107,276       165,612
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME                                                             34,764         34,680       107,286       106,429
Less: Provision for Loan Losses                                                    2,150          2,100         8,400        15,170
------------------------------------------------------------------------------------------------------------------------------------
  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                             32,614         32,580        98,886        91,259
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                                               18,358         15,223        51,890        43,580
Commissions and Fees                                                               1,142          1,290         3,742         3,660
Net Gains                                                                          1,997            274           186         8,084
Other Non-Interest Income                                                          2,529          2,621         7,843         7,317
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST INCOME                                                      24,026         19,408        63,661        62,641
------------------------------------------------------------------------------------------------------------------------------------
NON-INTEREST EXPENSE
Salaries and Employee Benefits                                                    18,709         17,222        54,533        53,221
Occupancy Expense, Net                                                             3,722          3,383        10,776        10,060
Furniture and Equipment Expense                                                    2,806          2,511         8,144         7,654
External Processing Fees                                                           5,138          4,417        15,133        12,206
Other Non-Interest Expense                                                         7,096          8,595        23,048        26,500
------------------------------------------------------------------------------------------------------------------------------------
   TOTAL NON-INTEREST EXPENSE                                                     37,471         36,128       111,634       109,641
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                        19,169         15,860        50,913        44,259
Income Tax Expense                                                                 6,029          5,030        15,893        14,069
------------------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                                                  13,140         10,830        35,020        30,190
Cumulative Effect of Change
  in Accounting Principle, Net                                                         -              -             -        (1,160)
------------------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                                    $   13,140     $   10,830    $   35,020    $   29,030
====================================================================================================================================

BASIC EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                                              $     0.53     $     0.42    $     1.40    $     1.16
Cumulative Effect of Change
  in Accounting Principle, Net                                                         -              -             -         (0.04)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    $     0.53     $     0.42    $     1.40    $     1.12
====================================================================================================================================

DILUTED EARNINGS PER SHARE
Income before Cumulative Effect of
  Change in Accounting Principle                                              $     0.52     $     0.41    $     1.36    $     1.12
Cumulative Effect of Change
  in Accounting Principle, Net                                                         -              -             -         (0.04)
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                    $     0.52     $     0.41    $     1.36    $     1.08
====================================================================================================================================

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                                  Nine Months Ended
                                                                                                    September 30,
-------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                                                          2002             2001
===========================================================================================================================
OPERATING ACTIVITIES
   Net Income                                                                              $      35,020    $     29,030
   Adjustments to Reconcile Net Income to
     Net Cash Provided  by Operating Activities:
        Depreciation and Amortization                                                             26,607          28,411
        Provision for Loan Losses                                                                  8,400          15,170
        Provision for Deferred Income Tax (Benefit)                                               (2,736)         (4,913)
        Realized Net Gains                                                                          (186)         (8,084)
        Loans Originated or Acquired and Held for Sale                                           (47,536)        (18,520)
        Proceeds from Sales of Loans Held for Sale                                                47,321          23,026
        Net (Increase) Decrease in Accrued Interest Receivable,
          Accrued Receivables and Other Assets                                                    12,509            (451)
        Net Increase (Decrease) in Accrued Interest Payable,
          Accrued Expenses and Other Liabilities                                                     790          (9,196)
---------------------------------------------------------------------------------------------------------------------------
  TOTAL ADJUSTMENTS                                                                               45,169          25,443
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                         80,189          54,473
---------------------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale                         549,229         439,302
   Proceeds on Sales of Securities Available for Sale                                            966,669         591,407
   Purchases of Securities Available for Sale                                                 (1,620,546)       (722,266)
   Loan Principal Collections Less Originations and Purchases                                    129,410         161,525
   Purchases of Premises and Equipment                                                            (6,755)         (7,031)
---------------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                         18,007         462,937
---------------------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES
   Net Decrease in Deposits                                                                     (122,632)       (523,196)
   Net Increase (Decrease) in Short-Term Borrowings                                              121,164         (17,156)
   Proceeds from Long-Term Debt                                                                   95,000         101,900
   Payments and Maturities of Long-Term Debt                                                    (122,159)        (22,081)
   Issuance of  Stock                                                                              5,202           5,954
   Purchase of Treasury Stock                                                                    (16,241)        (44,335)
   Cash Dividends on Common Stock                                                                (15,779)        (14,454)
---------------------------------------------------------------------------------------------------------------------------
NET CASH USED BY FINANCING ACTIVITIES                                                            (55,445)       (513,368)
---------------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                             42,751           4,042
   Cash and Cash Equivalents at Beginning of Year                                                117,784          96,544
---------------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $     160,535    $    100,586
===========================================================================================================================

SUPPLEMENTAL DISCLOSURES
---------------------------------------------------------------------------------------------------------------------------
Interest Paid, Net of Amount Credited to Deposit Accounts                                  $      77,488    $    120,940
Income Taxes Paid                                                                                 23,283          15,357
Loans Securitized and Converted to Securities Available for Sale                                       -         238,874
Stock Dividend                                                                                         -          28,659

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

SEPTEMBER 30, 2002

NOTE A - BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform with the presentation used for the current year. These reclassifications have no effect on stockholders' equity or net income as previously reported. Operating results for the three month and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's ("the Corporation") Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on March 8, 2002.

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

      In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). SFAS 145, among other things, restricts the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by generally accepted accounting principles. SFAS No. 145 is effective January 1, 2003, although earlier adoption is encouraged. The Corporation adopted this statement for 2002 and earlier periods. Accordingly, any previous extinguishment of debt recorded as an extraordinary item would be reclassified to pre-tax income before extraordinary items. Gains and losses on future qualifying debt extinguishment will likewise be recorded in pre-tax income. During the third and second quarters of 2002, the Corporation extinguished debt resulting in losses of $1.3 million and $973 thousand, respectively, that are included in net gains on the Consolidated Statement of Income.

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

      The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $10.3 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At September 30, 2002 and 2001, the Corporation had unrealized losses in the value of derivatives of $2.5 million and $1.4 million, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the nine months ended September 30, 2002 and 2001, the Corporation had no ineffective portions of hedges.

NOTE D - PER SHARE INFORMATION


         The following table presents a summary of per share data and amounts for the periods indicated:


                                                                  Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
----------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                       2002          2001             2002         2001
----------------------------------------------------------------------------------------------------------------------
Net Income Before Extraordinary Item                           $   13,140   $   10,830       $    35,020   $  30,190
Cumulative Effect of Change in Accounting Principle, Net                -            -                 -      (1,160)
----------------------------------------------------------------------------------------------------------------------
Net Income                                                     $   13,140   $   10,830       $    35,020   $  29,030
======================================================================================================================

BASIC
Basic EPS Shares                                                   24,840       25,666            25,035      25,898
Net Income Before Extraordinary Item                           $     0.53   $     0.42       $      1.40   $    1.16
Cumulative Effect of Change in Accounting Principle, Net                -            -                 -       (0.04)
----------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                           $     0.53   $     0.42       $      1.40   $    1.12
======================================================================================================================
DILUTED
Dilutive Shares (principally stock options)                           653          794               772         930
Diluted EPS  Shares                                                25,493       26,460            25,807      26,828
Net Income Before Extraordinary Item                           $     0.52   $     0.41       $      1.36   $    1.12
Cumulative Effect of Change in Accounting Principle, Net                -            -                 -       (0.04)
----------------------------------------------------------------------------------------------------------------------
Net Income Per Share                                           $     0.52   $     0.41       $      1.36   $    1.08
======================================================================================================================



NOTE E- INVESTMENT SECURITIES

          The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2002
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       82,155       $        1,306        $           -        $       83,461
Mortgage-Backed Securities                    1,645,790               23,362                1,604             1,667,548
Municipal Securities                             20,692                1,710                    -                22,402
Other Debt Securities                           148,016                  455                5,014               143,457
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,896,653       $       26,833        $       6,618        $    1,916,868
------------------------------------------------------------------------------------------------------------------------

DECEMBER 31, 2001
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $      100,390       $            1        $       3,694        $       96,697
Mortgage-Backed Securities                    1,514,396               10,220                5,144             1,519,472
Municipal Securities                             22,461                  701                    1                23,161
Other Debt Securities                           175,769                  201               11,066               164,904
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,813,016       $       11,123        $      19,905        $    1,804,234
------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       80,926       $          696        $           -        $       81,622
Mortgage-Backed Securities                    1,582,733               23,813                  501             1,606,045
Municipal Securities                             23,452                1,013                    -                24,465
Other Debt Securities                           134,652                  149                9,008               125,793
------------------------------------------------------------------------------------------------------------------------
  Total Securities Available for Sale    $    1,821,763       $       25,671        $       9,509        $    1,837,925
------------------------------------------------------------------------------------------------------------------------

      At September 30, 2002 and 2001, net unrealized gains on securities available for sale of $12.9 million and $10.3 million, respectively, were reflected as a component of Net Accumulated Other Comprehensive Income, which are reflected separately as a component of Stockholders' Equity in the Consolidated Statement of Condition and therefore has no effect on the financial results of the Corporation's operations. At December 31, 2001, a net unrealized loss of $5.8 million on the securities portfolio was reflected as a component of Net Accumulated Other Comprehensive Income in the Consolidated Statement of Condition. For further details regarding investment securities at December 31, 2001, refer to Notes 1 and 6 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K filed March 8, 2002.

      Net realized gains on investment securities were $3.1 million for the quarter ended September 30, 2002. This compares to net realized gains of $167 thousand for the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, the Corporation had net realized gains of $2.1 million and $7.8 million, respectively. These net gains on investment securities are included in net gains in the Consolidated Statement of Income.

      During the second quarter of 2002, debt securities amounting to $10.4 million were determined to be other than temporarily impaired. Included in net realized losses on investment securities for the prior quarter is a pre-tax charge of $8.7 million that reduced the basis of the securities to their fair value. Accrued interest of $189 thousand was reversed from interest income. No further adjustment was required during the third quarter of 2002.

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

                                                                                    Three Months Ended         Nine Months Ended
                                                                                       September 30,               September 30,
-----------------------------------------------------------------------------------------------------------------------------------
(IN THOUSANDS)                                                                       2002          2001         2002          2001
-----------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $   13,140    $  10,830    $  35,020    $   29,030
Other Comprehensive Income (Loss):
    Loss on Derivatives Due to SFAS No. 133 Transition                                   -            -            -          (452)
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income             (1,562)      (1,281)      (2,842)       (1,630)
    Unrealized Holding Gain (Loss) on Debt Securities                               21,580       26,344       30,952        40,036
    Less: Reclassification Adjustment for Gains (Losses) Included in Net Income      3,062          167        2,118         7,756
-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), Before Tax                                       16,956       24,896       25,992        30,198
Income Tax (Benefit) Related to Items of Other Comprehensive Income                  5,935        8,713        9,097        10,568
-----------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss), After Tax                                        11,021       16,183       16,895        19,630
-----------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income                                                            $   24,161    $  27,013    $  51,915    $   48,660
-----------------------------------------------------------------------------------------------------------------------------------

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

      The loans underlying the securities were securitized with full recourse to the Corporation for any credit losses. The maximum potential recourse obligation was $208.6 million and $532.1 million at September 30, 2002 and 2001, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in these loans. This recourse liability amounted to $2.9 million and $3.2 million at September 30, 2002 and 2001, respectively. This recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $648 thousand and $1.5 million for the nine month periods ended September 30, 2002 and 2001, respectively. At September 30, 2002, $2.4 million of loans with potential recourse were 90 days or more past due.

NOTE H - INTANGIBLE ASSETS

      In August, 2000, the Corporation acquired Harbor Federal Bancorp using the purchase method of accounting and accordingly allocated the purchase price to the fair value of the net assets acquired. This allocation resulted in $9.3 million of goodwill and $2.6 million of deposit based intangibles. Effective January 1, 2002, the Corporation adopted the Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS No. 141") which requires the mandatory application of purchase accounting for future business combinations and No. 142 "Goodwill and Other Intangible Assets" ("SFAS No. 142") which provides guidance on accounting for goodwill. Under the provisions of SFAS No. 142, the Corporation ceased amortization of goodwill, however, the Corporation continues to amortize the deposit based intangible which is being amortized over seven years. Testing of goodwill balances for impairment must occur on an annual basis. This testing was completed at the time of the implementation of SFAS No. 142 and no impairment of goodwill existed at that date.



      Tables are presented below reflecting the impact of the adoption of SFAS No. 142 and an analysis of the goodwill and deposit based intangible activity for the nine months ended September 30, 2002.


                                                            Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
----------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)              2002           2001          2002             2001
================================================================================================================
Reported Net Income                                    $    13,140    $    10,830   $   35,020       $   29,030
Add Back: Goodwill Amortization                                  -            153            -              367
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $    13,140    $    10,983   $   35,020       $   29,397
================================================================================================================

BASIC EARNINGS PER SHARE
Reported Net Income                                    $      0.53    $      0.42   $     1.40       $     1.12
Add Back: Goodwill Amortization                                  -           0.01            -             0.02
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $      0.53    $      0.43   $     1.40       $     1.14
================================================================================================================

DILUTED EARNINGS PER SHARE
Reported Net Income                                    $      0.52    $      0.41   $     1.36       $     1.08
Add Back: Goodwill Amortization                                  -           0.01            -             0.02
----------------------------------------------------------------------------------------------------------------
Adjusted Net Income                                    $      0.52    $      0.42   $     1.36       $     1.10
================================================================================================================


                                                      Accumulated      Deposit Based     Accumulated
(IN THOUSANDS)                           Goodwill     Amortization      Intangible       Amortization        Total
======================================================================================================================
Balance at January 1, 2002              $   9,335    $      (622)    $       2,600       $      (544)      $    10,769
Amortization Expense for Nine Months
  Ended September 30, 2002                      -              -                 -       $      (306)      $      (306)
Goodwill Acquired during the Year               -              -                 -                 -                 -
Impairment Losses                               -              -                 -                 -                 -
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002           $   9,335    $      (622)    $       2,600       $      (850)      $    10,463
======================================================================================================================


NOTE I - NET GAINS

Net Gains on the Consolidated Statement of Income include the following components:

                                                                Three Months Ended                     Nine Months Ended
                                                                   September 30,                         September 30,
-----------------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                        2002               2001               2002               2001
===================================================================================================================================
 Securities:
 Writedown for Other Than Temporary Impairment                 $        -         $        -      $      (8,660)        $        -
 Sales                                                              3,062                167             10,778              7,756
-----------------------------------------------------------------------------------------------------------------------------------
 Total Securities                                                   3,062                167              2,118              7,756
 Debt Extinguishment                                               (1,341)                 -             (2,314)                 -
 Asset Sales                                                          276                107                382                328
-----------------------------------------------------------------------------------------------------------------------------------
Net Gain                                                      $     1,997        $       274         $      186        $     8,084
===================================================================================================================================

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

      In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Management is unable to determine the impact of this standard due to its prospective application.

      Statement of Financial Accounting Standards No. 147 "Acquisitions of Certain Financial Institutions" ("SFAS No. 147") was issued in October 2002 and is effective for acquisitions on or after October 1, 2002. The provisions of SFAS No. 147 amends SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. Management believes adoption of this Statement will not have an impact on the Bank's earnings, financial condition, or equity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

GENERAL

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. At December 31, 2001, the Bank was the second largest commercial bank chartered under the laws of the State of Maryland in asset size.

The Bank offers consumer and commercial banking services through a network of 101 branch offices and 163 ATMs in the dynamic Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. At September 30, 2002, the branch network consisted of 57 traditional full service branch locations and 44 in-store branches, which include supermarket and national retail superstore locations. Of the 101 branches, 63% are located in the Baltimore region and 37% are located in the metropolitan Washington D.C. region. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center and leases through Court Square Leasing Corporation and Provident Lease Corporation.

FINANCIAL CONDITION

At September 30, 2002, total assets were $4.9 billion, unchanged from December 31, 2001, and a decrease of $128 million from September 30, 2001. This decrease is the result of the Corporation's continued success in one of its key strategies to migrate the composition of the balance sheet to include a greater mix of more profitable "core" loans and deposits. The Corporation continued to experience steady growth in all of its markets, with the expansion areas of Northern Virginia and the Maryland suburbs of Washington D.C. continuing to post strong growth.


ASSET COMPOSITION

The following table summarizes the composition of the Bank's average earning assets for the periods indicated:

                                                   Three Months Ended
                                                      September 30,              $          %
                                                   2002          2001        Variance    Variance
                                                 -----------------------   ------------------------
Investment securities portfolio                   $ 1,914       $ 1,813     $     101         5.6%
Loans held for sale and short term investments          9            11            (2)     (18.2)%
Core loans:
Consumer                                              811           687           124        18.1%
Commercial business                                   308           265            43        16.2%
Real estate                                           560           538            22         4.1%
                                                 -----------------------   ------------------------
Total core loans                                    1,679         1,490           189        12.7%
                                                 -----------------------   -----------------------
Non-core loans:
Consumer                                              896         1,372          (476)     (34.7)%
National syndicated loans                              67            79           (12)     (15.2)%
                                                 -----------------------   -----------------------
Total non-core loans                                  963         1,451          (488)     (33.6)%
                                                 -----------------------   -----------------------
Total loans                                         2,642         2,941          (299)     (10.2)%
                                                 -----------------------   -----------------------
Total average earning assets                      $ 4,565       $ 4,765     $    (200)      (4.2)%
                                                 =======================   =======================

Total average earning assets declined by $200 million to $4.6 billion in the third quarter of 2002 ("the 2002 quarter") compared to the third quarter of 2001 (" the 2001 quarter"). The decrease was driven by a $488 million decrease in average non-core loan balances; partially offset by a $101 million increase in average investment portfolio balances and a $189 million increase in average core loan balances.

The Corporation's expanded presence in the Baltimore-Washington metropolitan region facilitated the 12.7% growth in average core loans. The growth in average core consumer loans, composed primarily of home equity and marine loans, has continued at a strong pace, increasing $124 million, or 18.1%, in the 2002 quarter compared to the 2001 quarter. In the 2002 quarter, the Bank initiated a pilot program to market its home equity products through the Internet, which has resulted in productive lending activity. Average core commercial business and real estate loans also showed strong growth of $65 million, or 8.1%, in the 2002 quarter compared to the 2001 quarter. The growth in commercial business was driven largely by increases in the Baltimore-Washington commercial and industrial loan areas.

The planned shrinkage of the Corporation's non-core consumer loan portfolio, composed primarily of purchased loans secured by residential real estate, was accelerated by the declining interest rate environment in 2002. Average non-core consumer loans decreased $476 million, or 34.7%, in the 2002 quarter compared to the 2001 quarter, due to increased prepayments and resultant amortization of $7.1 million in loan purchase premiums. As a result of management's focus on lending within its market area, the Corporation is no longer participating in new national syndicated loans, and the existing syndicated portfolio decreased 14.9% in the 2002 quarter.

The $101 million growth in the investment portfolio average balances in the 2002 quarter was primarily due to management's actions to reinvest the excess cash flow generated by the non-core loan portfolio payments, net of core loan funding requirements, into the investment portfolio. The investment securities portfolio is composed of a diversified group of investments, of which 92% is invested in agency or AAA rated mortgage-backed securities.

ASSET QUALITY

The asset quality within the Corporation's loan portfolios has continued to improve in the 2002 quarter as a result of increased response and reaction to delinquency trends. Non-performing loans were $20.3 million at September 30, 2002, a decrease of $8.5 million, or 29.4%, from the level at September 30, 2001. $20 million of the total non-performing loans are in the consumer and residential mortgage loan portfolios, and are collateralized by deeds of trust on 1-4 family residences. At September 30, 2002, non-performing loans as a percentage of loans outstanding were .77% compared to .99% at September 30, 2001. Management believes that non-performing loans will remain relatively stable for the balance of the year.

The allowance for loan losses at September 30, 2002 was $34.6 million, which represents 1.31% of total loans outstanding and 170% of non-performing loans. At September 30, 2001, the allowance was $34.7 million, representing 1.20% of total loans outstanding and 120% of non-performing loans. Net charge-offs improved to $2.3 million for the 2002 quarter from $2.7 million in the 2001 quarter, due primarily to two recoveries totaling $0.6 million of previously charged off amounts relating to commercial loans. Net charge-offs to average loans improved to .34% in the 2002 quarter from .36% in the 2001 quarter. The provision for loan losses for the nine months of 2002 was $8.4 million, a decrease of $6.8 million from the first nine months of 2001. The decline in the provision was primarily due to lower charge-off activity related to health care credits and the acquired loan portfolio and to lower loan balances.

SOURCES OF FUNDS

The following table summarizes the composition of the Bank's average deposit balances for the periods indicated:

(Dollars in millions)                  Three Months Ended
                                          September 30,
                                    ------------------------         $            %
                                       2002          2001         Variance     Variance
                                    ------------------------    -------------------------
Core deposits:
Retail                               $ 2,332       $ 2,304       $      28         1.2%
Commercial                               382           263             119        45.2%
                                    ------------------------    -------------------------
Total core deposits                    2,714         2,567             147         5.7%
Non-core deposits                        523           905            (382)     (42.2)%
                                    ------------------------    -------------------------
Total average deposits               $ 3,237       $ 3,472       $    (235)      (6.8)%
                                    ========================    =========================

Total average deposit balances decreased $235 million in the 2002 quarter compared to the 2001 quarter, due to the $382 million maturity of average non-core deposits, which are comprised of brokered certificates of deposit. The Bank's average core deposits, generated from the Bank's retail and commercial customer base, continued to grow steadily, replacing $147 million of the brokered deposits. Excluding average retail certificate of deposit balances, which decreased $111 million in the 2002 quarter, average retail deposit balances increased $139 million, or 10.2%, in the 2002 quarter. Deposit growth from the commercial sector was particularly strong in the 2002 quarter, with a net increase in average balances of $119 million, or 45.2%, of which 65% was in non-interest-bearing accounts.

Average borrowings increased $34 million in the 2002 quarter from the 2001 quarter, due to the relative low cost of borrowings when compared to other term funding sources. During the 2002 quarter, $10 million of FHLB borrowings were liquidated as part of a strategy that will positively impact the net interest margin by taking advantage of lower future funding costs.

LIQUIDITY

An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. The Bank's Asset/Liability Management Committee has established general guidelines for the maintenance of prudent levels of liquidity. The committee continually monitors the amount and source of available liquidity, and the time and cost required for obtaining it. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

Primary sources of liquidity at September 30, 2002 were investment securities available for sale and scheduled loan repayments. Unencumbered securities, those not pledged as collateral, totaled $663 million at September 30, 2002, representing 2.3 times the level of unsecured borrowings and brokered deposits maturing over the next 6 months. Scheduled loan repayments within the next 12 months are approximately $1.4 billion.

At September 30, 2002, the Corporation had $455 million in brokered deposits, compared to $747 million at December 31, 2001. Brokered deposits maturing within the next 3 months amount to $46 million or 10% of total brokered deposits, with $170 million maturing in the following nine months and $239 million in the twelve months thereafter. An important element of liquidity management is the availability of borrowed funds. At September 30, 2002, short-term borrowings totaled $487 million, or 11% of liabilities, in contrast to $366 million at December 31, 2001. At September 30, 2002, the Bank had the ability to immediately raise over $613 million in additional funds through pledging investments and loans as collateral, in lieu of the sales of these assets.

The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $712 million at September 30, 2002. Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

MARKET RISK AND INTEREST RATE SENSITIVITY

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize this risk.

Measuring and managing interest rate risk is a dynamic process that management performs regularly. It is an important component of assessing the impact of changes in asset and liability portfolios on the net interest margin and asset quality. The Corporation maintains an overall interest rate management strategy that incorporates structuring of the investment and funding portfolios, the use of variable rate loan products and derivatives instruments to minimize significant fluctuations in earnings or market values that are caused by interest rate volatility (see Note C to unaudited financial statements).

Management monitors the level of earnings at risk due to interest rate volatility through the simulation of multiple interest rate scenarios. The isolated modeling environment, assuming no action by management, shows that the Corporation's earnings volatility is less than 4% under probable scenarios responding to current market conditions. The Corporation has shortened asset duration during 2002 by reinvesting investment portfolio cash flows into variable rate GNMA securities and short term high quality CMOs. These two portfolios total $713 million, or over 37% of the total investment portfolio. This and other activities have reduced the effective duration of equity to less than 1% positive. Management believes that being near neutral is an appropriate position given the current interest rate environment. The Corporation's one year forward earnings are slightly asset sensitive, which may contribute to net interest income moving in the same direction as future interest rates.

CAPITAL RESOURCES

Total stockholders' equity at September 30, 2002 was $311.4 million, representing an increase of $25.1 million or 8.8% from December 31, 2001. The growth in stockholders' equity for the nine months ended September 30, 2002 was attributable to $35.0 million of earnings of the Corporation and an increase of $16.9 million in accumulated other comprehensive income, resulting primarily from an increase in market value of available-for-sale securities. Capital was reduced by dividends declared on common stock of $15.8 million, and by $16.2 million from the repurchase of 689,400 shares of the Corporation's common stock at an average price of $23.56. The Corporation is authorized to repurchase an additional 393,831 shares under its current authorization.

Dividends paid for the first nine months of 2002 were $15.8 million, or $0.63 per share, compared to $14.5 million, or $0.55 per share in 2001.

The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted tangible capital ("leverage ratio") and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as "well capitalized" under prompt corrective action regulations are summarized in the following table:

                                                                                   Minimum
                                                  September 30,    December 31,   Regulatory    To be "Well
                                                      2002             2001      Requirements   Capitalized"
                                                 ------------------------------------------------------------
Tier 1 leverage ratio                                 7.43%            7.13%            4.00%         5.00%
Tier 1 capital to risk-weighted assets               11.33%           10.09%            4.00%         6.00%
Total regulatory capital to risk-weighted assets     12.42%           11.09%            8.00%        10.00%

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

OVERVIEW

Provident Bankshares reported net income of $13.1 million, or $.52 per diluted share, for the 2002 quarter, compared to $10.8 million, or $.41 per diluted share, for the 2001 quarter. The Corporation's two key performance measures, return on average common equity and return on assets, were 17.54% and 1.07%, respectively, for the 2002 quarter, compared to 14.73% and .85%, respectively, in the 2001 quarter. The financial results in the 2002 quarter, represented by an increase of 21% in net income, demonstrate stability and continued growth in the Corporation's core businesses, as well as strong asset quality. These increases reflect the Corporation's commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Washington metropolitan area and growing commercial business in the Baltimore-Washington corridor.

NET INTEREST INCOME

The discussion on net interest income should be read in conjunction with a review of the "Analysis of Changes in Net Interest Income" and "Consolidated Average Balances, Interest Income and Expense and Yields and Rates" tables presented on the following pages.

Net interest income on a tax-equivalent basis totaled $35.0 million for the 2002 quarter, compared to $34.9 million in the 2001 quarter. During this period, the net interest margin increased to 3.04% from 2.91% in the 2001 quarter. Although net interest income was flat, there were substantial differences in the components of net interest income, as total interest income declined $18.1 million, but was offset by a corresponding decline in total interest expense of $18.2 million. Generally, the changes were due to the reduction of, and changes in mix within interest-earning assets and interest-bearing liabilities, as well as the continued downward movement in interest rates.

The yield on earning assets for the 2002 quarter was 5.86% compared to 7.12% for the 2001 quarter, a decline of 126 basis points, reflecting the general decline in interest rates from the 2001 quarter. Of the $18.2 million decrease in total interest income, $14.6 million was attributable to rate, with the remaining difference of $3.5 million attributable to the decreased level of earning assets. The refinancing boom that accelerated prepayments in the mortgage portfolios also resulted in the necessity to increase the amortization of purchase premiums relating to the acquired loan portfolio. In the 2002 quarter, total premium amortization in this portfolio was $7.1 million, compared to $7.0 million in the 2001 quarter.

The average rate paid on interest-bearing liabilities declined 143 basis points to 3.14% for the 2002 versus 4.57% for the 2001 quarter. The changes in deposit mix, from higher rate non-core and retail CDs into lower rate core deposits, had a favorable impact on interest expense of $11.8 million. Interest expense on borrowings decreased $4.1 million in the 2002 quarter, reflecting the general decline in interest rates over the past twelve months.

Although the net interest margin improved to 3.04% for the 2002 quarter compared to 2.91% in the 2001 quarter, the margin declined 13 basis points from the second quarter margin of 3.17%. Premium amortization on the acquired loan portfolio in the third quarter of 2002 was $3.0 million greater than the premium amortization in the second quarter of 2002, representing 26 basis points of the decline in margin in the linked quarters.



ANALYSIS OF CHANGES IN NET INTEREST INCOME

                                                                  For the Three Months Ended
                                                                    September 30, 2002/2001

                                                                              Variance Due To Change In
                                                                             ---------------------------
(in thousands)                                                Net Increase/     Average        Average
(tax-equivalent basis)                                         (Decrease)        Rate          Volume
--------------------------------------------------------------------------------------------------------
INTEREST INCOME FROM:
Loans:
  Consumer Loans                                             $     (6,652)   $   (3,234)    $    (3,418)
  Commercial Business Loans                                          (414)         (958)            544
  Real Estate-Construction                                         (1,181)       (1,583)            402
  Real Estate-Mortgage                                             (3,760)         (782)         (2,978)
Mortgage Loans Held for Sale                                           37            (2)             39
Short-Term Investments                                                (56)          (20)            (36)
Taxable Investment Securities                                      (6,019)       (7,651)          1,632
Tax-Advantaged Investment Securities                                  (80)          (29)            (51)
                                                             -------------
  Total Interest Income                                           (18,125)      (14,653)         (3,472)
                                                             -------------

INTEREST EXPENSE ON:
Demand/Money Market Deposits                                       (1,598)       (2,112)            514
Savings Deposits                                                     (649)         (847)            198
Certificates of Deposit                                           (11,371)       (5,083)         (6,288)
Individual Retirement Accounts                                       (443)         (369)            (74)
Borrowings                                                         (4,103)       (4,544)            441
                                                             -------------
  Total Interest Expense                                          (18,164)      (14,981)         (3,183)
                                                             -------------
Net Interest Income                                          $         39    $      328     $      (289)
                                                             =============

The table above analyzes the reasons for the changes from period-to-period in the principal elements that comprise net interest income. The calculation of rate and volume variances is based upon a procedure established for banks by the Securities and Exchange Commission. Rate and volume variances presented for each component will not sum to the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.


CONSOLIDATED AVERAGE BALANCES INCOME AND EXPENSE AND YIELDS AND RATES
PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                 THREE MONTHS ENDED                Three Months Ended
                                                 SEPTEMBER 30, 2002                September 30, 2001
                                        ---------------------------------  -------------------------------
(dollars in thousands)                     AVERAGE      INCOME/  YIELD/       Average    Income/    Yield/
(tax-equivalent basis)                     BALANCE      EXPENSE   RATE        Balance    Expense    Rate
----------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-Earning Assets:
Loans:
  Consumer                              $  1,479,855 $    25,342   6.79 %   $1,668,498   $ 31,994    7.61 %
  Commercial Business                        374,650       6,151   6.51        344,471      6,565    7.56
  Real Estate-Construction                   332,699       3,997   4.77        307,185      5,178    6.69
  Real Estate-Mortgage                       455,003       8,021   6.99        621,311     11,781    7.52
                                        -------------------------           ----------------------
    Total Loans                            2,642,207      43,511   6.53      2,941,465     55,518    7.49
                                        -------------------------           ----------------------
Loans Held for Sale                            6,340         107   6.70          4,011         70    6.92
Short-Term Investments                         2,332          16   2.72          6,688         72    4.27
Taxable Investment Securities              1,893,581      23,451   4.91      1,789,570     29,470    6.53
Tax-Advantaged Investment Securities          20,724         351   6.72         23,651        431    7.23
                                        -------------------------           ----------------------
    Total Investment Securities            1,914,305      23,802   4.93      1,813,221     29,901    6.54
                                        -------------------------           ----------------------
    Total Interest-Earning Assets          4,565,184      67,436   5.86      4,765,385     85,561    7.12
                                        -------------------------           ----------------------
Less: Allowance for Loan Losses              (34,385)                          (35,768)

Cash and Due From Banks                       97,755                            79,812
Other Assets                                 232,233                           258,622
                                        -------------                       -----------
Total Assets                            $  4,860,787                        $5,068,051
                                        =============                       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits            $    804,225       2,282   1.13     $  699,643      3,880    2.20
Savings Deposits                             657,405       1,772   1.07        604,308      2,421    1.59
Certificates of Deposit                    1,203,638      13,971   4.61      1,681,611     25,342    5.98
Individual Retirement Accounts               138,451       1,547   4.43        143,963      1,990    5.48
Borrowings                                 1,298,340      12,909   3.94      1,264,750     17,012    5.34
                                        ------------------------           -----------------------
  Total Interest-Bearing Liabilities       4,102,059      32,481   3.14      4,394,275     50,645    4.57
                                        ------------------------           -----------------------
Noninterest-Bearing Demand Deposits          433,328                           342,241
Other Liabilities                             28,120                            39,790
Stockholders' Equity                         297,280                           291,745
                                        -------------                       -----------
Total Liabilities and Stockholders'
   Equity                               $  4,860,787                        $5,068,051
                                        =============                       ===========
Net Interest-Earning Assets             $    463,125                        $  371,110
                                        =============                       ===========
Net Interest Income (tax-equivalent)                      34,955                           34,916
Less: Tax-Equivalent Adjustment                             (191)                            (236)
                                                     ------------                        ---------
Net Interest Income                                  $    34,764                         $ 34,680
                                                     ============                        =========
Net Yield on Interest-Earning Assets
 (tax-equivalent)                                                  3.04 %                            2.91%



                                                NINE MONTHS ENDED                 Nine Months Ended
                                                SEPTEMBER 30, 2002                September 30, 2001
                                        ---------------------------------  -------------------------------
(dollars in thousands)                     AVERAGE      INCOME/  YIELD/       Average    Income/   Yield/
(tax-equivalent basis)                     BALANCE      EXPENSE   RATE        Balance    Expense   Rate
----------------------------------------------------------------------------------------------------------
ASSETS
------
Interest-Earning Assets:
Loans:
  Consumer                              $  1,511,390  $   80,687    7.14 %   $1,867,845  $ 107,148   7.67 %
  Commercial Business                        370,296      18,053    6.52        346,896     20,875   8.05
  Real Estate-Construction                   317,879      11,407    4.80        284,173     16,375   7.70
  Real Estate-Mortgage                       482,671      25,918    7.18        666,942     38,950   7.81
                                        -------------------------            ----------------------
    Total Loans                            2,682,236     136,065    6.78      3,165,856    183,348   7.74
                                        -------------------------            ----------------------
Loans Held for Sale                            5,135         253    6.59          5,429        300   7.39
Short-Term Investments                         5,204          81    2.08         10,277        249   3.24
Taxable Investment Securities              1,839,933      77,724    5.65      1,709,873     87,480   6.84
Tax-Advantaged Investment Securities          21,187       1,041    6.57         24,640      1,400   7.60
                                        -------------------------            ----------------------
    Total Investment Securities            1,861,120      78,765    5.66      1,734,513     88,880   6.85
                                        -------------------------            ----------------------
    Total Interest-Earning Assets          4,553,695     215,164    6.32      4,916,075    272,777   7.42
                                        -------------------------            ----------------------
Less: Allowance for Loan Losses              (34,331)                           (37,012)
Cash and Due From Banks                       93,181                             80,041
Other Assets                                 244,581                            230,030
                                        -------------                        -----------
Total Assets                            $  4,857,126                         $5,189,134
                                        =============                        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits            $    777,785       6,956    1.20     $  675,775     12,735   2.52
Savings Deposits                             646,559       5,427    1.12        608,179      7,634   1.68
Certificates of Deposit                    1,323,200      49,086    4.96      1,905,451     87,439   6.14
Individual Retirement Accounts               138,515       4,796    4.63        145,466      6,090   5.60
Borrowings                                 1,229,657      41,011    4.46      1,185,946     51,714   5.83
                                        -------------------------            ---------------------
  Total Interest-Bearing Liabilities       4,115,716     107,276    3.48      4,520,817    165,612   4.90
                                        -------------------------            ---------------------
Noninterest-Bearing Demand Deposits          413,868                            332,171
Other Liabilities                             29,714                             41,033
Stockholders' Equity                         297,828                            295,113
                                        -------------                        -----------
Total Liabilities and Stockholders'
  Equity                                $  4,857,126                         $5,189,134
                                        =============                        ===========
Net Interest-Earning Assets             $    437,979                         $  395,258
                                        =============                        ===========
Net Interest Income (tax-equivalent)                     107,888                           107,165
Less: Tax-Equivalent Adjustment                             (602)                             (736)
                                                      -----------                        ----------
Net Interest Income                                   $  107,286                         $ 106,429
                                                      ===========                        ==========
Net Yield on Interest-Earning Assets
  (tax-equivalent)                                                  3.17 %                           2.91 %


PROVISION FOR LOAN LOSSES

The provision for loan losses was $2.2 million for the 2002 quarter compared to $2.1 million recorded in the 2001 quarter. Net charge-offs improved to $2.3 million for the 2002 quarter from $2.7 million in the 2001 quarter, due primarily to two recoveries totaling $0.6 million of previously charged off amounts relating to commercial loans. Net charge-offs to average loans improved to .34% in the 2002 quarter from .36% in the 2001 quarter. The allowance for loan losses at September 30, 2002 was $34.6 million, which represents 1.31% of total loans outstanding and 170% of non-performing loans.

NON-INTEREST INCOME

Non-interest income, excluding net gains (losses), was $22.0 million for the 2002 quarter, compared to $19.1 million for the 2001 quarter, a 15% increase. Non-interest income represented 39% of total quarterly revenue in the 2002 quarter up from 36% for the 2001 quarter. Improvements in non-interest income continue to be driven by deposit service charges, which increased $3.1 million, or 20.6%, from the 2001 quarter. The increase in deposit fees is primarily the result of the strong retail and commercial checking account growth, notably in the Washington metropolitan area. Branch banking fee income generated in the Washington region increased 41% in the 2002 quarter over the 2001 quarter. Commissions, loan fees and other non-interest income declined slightly, reflecting decreases in commission and other income.

Net gains (losses) are composed of security gains or losses, losses from the extinguishment of debt and net gains (losses) on sales of loans, foreclosed property and fixed assets. The Corporation recorded $2.0 million in net gains in the 2002 quarter compared to net gains of $0.3 million in the 2001 quarter. The net gains in the 2002 quarter were primarily composed of $3.1 million in net gains on the sales of securities, partially offset by a $1.3 million loss on the early liquidation of FHLB borrowings. As discussed in the "Net Interest Income" section, the Corporation hedges a portion of the risk of rapid amortization of premium associated with its purchased loan portfolio. The Corporation does this by holding securities that appreciate in falling interest rate environments that trigger increased mortgage refinance activity. The majority of the gains realized during the current quarter reflect the exercise of this hedging activity, and substantially offset the increased write-off of premium charged against net interest income.

NON-INTEREST EXPENSE

Non-interest expense for the 2002 quarter was $37.5 million versus $36.1 million for the 2001 quarter, a 4% increase, reflecting the Bank's continued focus on expense containment within the constraints of its branch expansion plans. Total salaries and benefits increased $1.5 million from the 2001 quarter due primarily to increases in the cost of employee retirement and health care benefits. External processing fees increased 16% from the 2001 quarter, due to the combination of the cost of outsourcing the item processing function in late 2001 and the increase in deposit accounts serviced. Outsourcing had the impact of lowering salary and benefit expense; however, this decline in salary and benefit cost was more than offset by the cost associated with the continued expansion of the branch network in the Washington suburbs. The decrease of $1.3 million in other non-interest expense in the 2002 quarter compared to the 2001 quarter, was attributable to decreased advertising and professional fees.

INCOME TAXES

Tax expense of $6.0 million on income before taxes of $19.2 million was recorded in the 2002 quarter, for an effective tax rate of 31.5%, compared to an effective tax rate of 31.7% in the 2001 quarter.

FOR NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The Corporation recorded net income of $35.0 million or $1.36 per diluted share for the nine months ending September 30, 2002. Net income for the nine months ended September 30, 2001 was $29.0 million or $1.08 per diluted share, including a $1.2 million charge for the cumulative effect of change in accounting principle. The prior year's charge for the change in accounting principle was the result of the required adoption of SFAS No. 133 (see Note C to unaudited financial statements).

Tax-equivalent net interest income for the nine months of 2002 remained relatively flat compared to 2001, reflecting a $0.7 million increase from period to period. Interest income declined $57.6 million, but was offset by a decline in interest expense of $58.3 million. Continued implementation of the Corporation's strategy to reduce non-core assets and liabilities, such as purchased loans and brokered deposits, and focus on growth in its core banking business, resulted in reductions of $362 million in average interest-earning assets and $405 million average interest-bearing liabilities during the past year. These reductions, in addition to the general decline in interest rates, had the effect of maintaining the level of net interest income while improving the net interest margin to 3.17% in 2002 versus 2.91% in 2001.

The provision for loan losses for the nine months of 2002 was $8.4 million, a decrease of $6.8 million from the first nine months of 2001. The decline in the provision was primarily due to lower charge-off activity related to health care credits and the acquired loan portfolio, and to lower aggregate loan balances.

Non-interest income, excluding net gains, increased 16% to $63.5 million. The major contributor to this increase was deposit service charges that rose $8.3 million, or 19%, due to the increases in the Bank's retail and commercial deposit customer base. Commissions, loan fees and other non-interest income rose 6% due primarily to increased fee income on commercial loan products.

Net gains were $0.2 million for the nine months ended September 30, 2002, compared to net gains of $8.1 million for the nine months ended September 30, 2001. Losses from the $8.7 million write-down of WorldCom bonds and $2.3 million from the extinguishment of debt were offset by net gains on the sales of investment securities of $10.8 million. The prior year's net gains were composed primarily of $7.8 million in net security gains.

Non-interest expense of $111.6 million for the nine months ended September 30, 2002 increased only $2.0 million, or 2%, when compared to the same period one year ago; reflecting the Bank's efforts to contain costs while pursuing its branch expansion efforts. Salaries and employee benefits increased by $1.3 million, or 2%, due primarily to increased staffing from branch expansion efforts, offset by decreased staffing from the outsourcing of the item processing function at the beginning of 2002. External processing fees increased $2.9 million, or 24%, from both volume increases and item processing. Branch expansion was also the cause of the growth in both occupancy expense and furniture and fixture expense that grew by a combined $1.2 million, or 7%. Other non-interest expense decreased $3.5 million from the prior year as other non-interest expense in 2001 contained a $1.9 million increase to an existing recourse reserve related to securitized loans.

The Corporation recorded income tax expense of $15.9 million in the first nine months of 2002 based on pre-tax income of $50.9 million, which represented an effective tax rate of 31.2%, compared to an effective tax rate of 31.8% for the same period of 2001.

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

Management believes the following critical accounting policies affect its more significant judgements and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other-than-temporary investment security impairment and asset prepayment rates. Each estimate is discussed below. The financial impact of each estimate, if significant to financial results, was discussed in the applicable sections of Management's Discussion and Analysis.

ALLOWANCE FOR LOAN LOSSES

The Corporation maintains an allowance for loan losses, which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance for loan losses to the level determined by management.

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

Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review group tests risk assessments and evaluates the reasonableness of the allowance for loan losses. Senior credit managers meet at least monthly to review the credit quality of the loan portfolios as part of the credit monitoring process. Using information developed from these meetings, executive management meets at least quarterly to review the allowance for loan losses.

Management believes that it uses the best information available to make determinations about the allowance and that it has established its existing allowance for loan losses in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance for loan losses may be necessary and results of operations could be affected. Because future events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above. The Bank is examined annually by the FDIC and, accordingly, as part of this exam, loan loss reserves are reviewed for adequacy utilizing specific guidelines. The regulators may from time to time require reserves in addition to those previously provided based upon their review.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 2001, see "Interest Sensitivity Management" and Note 13 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Commission on March 8, 2002. The market risk of the Corporation has not experienced any material changes as of September 30, 2002 from December 31, 2001. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Results of Operations and Financial Condition for additional quantitative and qualitative discussions about market risk at September 30, 2002.

ITEM 4. CONTROLS AND PROCEDURES

        Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)

                (3.2) Articles of Amendment to Articles of Incorporation of Provident Bankshares Corporation (1)

                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (2)

                (4.1)  Stockholder Protection Rights Plan, as amended (3)

                (11.0) Statement Re: Computation of Per Share Earnings (4)

             (b) Reports on Form 8-K filed with the Securities and Exchange
                 Commission - None

      (1) Incorporated by reference from Provident's Registration Statement on Form S-8 (File No. 333-58881) filed with the Commission on July 10, 1998.

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


                                  PROVIDENT BANKSHARES CORPORATION
                                  --------------------------------
                                            Registrant



November 13, 2002                           /s/ Peter M. Martin
                                            -------------------
                                            Peter M. Martin
                                            Chairman and Chief Executive Officer



November 13, 2002                           /s/ Dennis A. Starliper
                                            -----------------------
                                            Dennis A. Starliper
                                            Chief Financial Officer

                                 CERTIFICATIONS

I, Peter M. Martin, Chairman and Chief Executive Officer of Provident Bankshares Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Bankshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                     /s/ Peter M. Martin
      -----------------------               ------------------------------------
                                            Peter M. Martin
                                            Chairman and Chief Executive Officer
                                            of Provident Bankshares Corporation

I, Dennis A. Starliper, Chief Financial Officer of Provident Bankshares Corporation, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Provident Bankshares Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002                     /s/ Dennis A. Starliper
      -----------------------               ------------------------------------
                                            Dennis A. Starliper
                                            Chief Financial Officer of
                                            Provident Bankshares Corporation