Form 10-K
period 2002-12-31
PROVIDENT BANKSHARES CORP
filed 2003-03-07
CIK 818969

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2002

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

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
Common Stock, par value $1.00 per share

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of last sold price or average bid and asked price as of last business day of most recently completed second fiscal quarter was $576,305,403. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

        At February 24, 2003, the Registrant had 24,387,808 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders (Part III).

Current Reports on Form 8-K filed on January 23, 2002 and February 27, 2002 (Part I Item 9)

         This report, as well as other written communications made from time to time by Provident Bankshares Corporation and subsidiaries (the "Company") (including, without limitation, the Company's 2002 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both accounting principles generally accepted in the United States of America (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

        The Company cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, retail banking revenues, revenues from sales on non-deposit investment products, origination levels in the Company's lending businesses and the level of defaults, losses and prepayments on loans made by the Company, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Company's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and, except as may be required by applicable law or regulation, the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1. Business

General

        Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At December 31, 2002, the Bank was the second largest commercial bank, in asset size, chartered under the laws of the State of Maryland.

        The Bank offers consumer and commercial banking services through a network of 109 retail branch offices and 161 ATMs in the dynamic Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. At December 31, 2002, the retail branch network consisted of 58 traditional full service branch locations and 51 in-store branches, which include supermarket and national retail superstore locations. Of the 109 branches, 61% are located in the Baltimore metropolitan region and 39% are located in the Washington D.C. metropolitan region.

        The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center ("PIC") and BankSure Insurance Corporation ("BankSure"). Leases are offered through Court Square Leasing Corporation and Provident Lease Corporation. During 2000, the Corporation acquired Harbor Federal Bancorp ("Harbor Federal") and the acquisition was accounted for as a purchase. Results have been included in operations for periods subsequent to the acquisition.

        Provident's business segments are based on management's method of internal reporting which separates its businesses on the basis of products and services. The Corporation's reportable segments are commercial banking, retail banking, and treasury and administration. See Note 20—Business Segment Information in the Notes to Consolidated Financial Statements for further information.

Market Area

        With branches throughout most of Maryland and a growing presence in Northern Virginia, Provident serves one of the most attractive markets in the country. As of June 2002 (the most recent available statewide deposit share data), Provident ranked seventh among commercial banks operating in Maryland with a 4.6% share of statewide deposits. Provident's share of deposits in Virginia grew 250% from .02% in 2001, to .07% in 2002.

        The most current data detailing construction activity, office space absorption and home sales strongly suggests that Maryland's economy is performing at or above national levels. In addition, Maryland has experienced employment growth above the national average, has the second highest median income in the country and the sixth highest percentage of households with Internet access. Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. Importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment. It is gaining from such major employers as John Hopkins University and Health Systems, Northrop Grumman, Verizon, Baltimore Gas and Electric and the University of Maryland Medical Systems.

        To complement its presence in the attractive Maryland market, Provident is rapidly expanding into Northern Virginia which is the fastest growing area in Virginia and is home to nearly two million people. The area is also the second largest technology sector in the United States. Residential construction continues to highlight Northern Virginia's economic strengths. At more than $90,000, the Northern Virginia region also has one of the highest median incomes in the country.

        Important to both Maryland and Northern Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York, Richmond and Pittsburgh, as well as the ports in Baltimore and Norfolk. In addition, the entire Baltimore-Washington corridor gains from the presence and employment stability of the federal government and related service industries.

Investment Management

        The following table sets forth information concerning the Bank's investment securities portfolio at December 31.

Investment Securities Summary

(dollars in thousands)	2002	%	2001	%	2000	%	1999	%	1998	%
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$54,273	2.7%	$96,697	5.4%	$87,405	4.7%	$56,447	3.4%	$42,293	3.5%
Mortgage-Backed Securities	1,794,783	90.0	1,519,472	84.2	1,644,202	87.6	1,469,605	87.9	992,089	82.8
Municipal Securities	21,127	1.1	23,161	1.3	26,080	1.4	26,205	1.6	27,732	2.3
Other Debt Securities	123,046	6.2	164,904	9.1	118,822	6.3	119,250	7.1	136,397	11.4

Total Securities Available for Sale	$1,993,229	100.0%	$1,804,234	100.0%	$1,876,509	100.0%	$1,671,507	100.0%	$1,198,511	100.0%

Total Portfolio Yield*	4.7%		6.5%		7.1%		7.0%		6.6%

        The following table presents the expected cash flows and interest yields of the Bank's investment securities portfolio at December 31, 2002.

Maturities of Investment Securities Portfolio

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years
									Unrealized Gain
(dollars in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield		Total	Yield
Securities Available for Sale*
U.S. Treasury and Government Agencies and Corporations	$1,023	1.6%	$—	—%	$—	—%	$53,051	4.8%	$199	$54,273	4.7%
Mortgage-Backed Securities	704,309	4.6	739,329	4.5	170,045	4.0	153,412	4.7	27,688	1,794,783	4.5
Municipal Securities	2,416	4.7	14,126	4.7	3,005	4.5	—	—	1,580	21,127	4.7
Other Debt Securities	5,414	4.0	—	—	—	—	116,242	7.4	1,390	123,046	7.3

Total Investment Securities Portfolio	$713,162	4.6%	$753,455	4.5%	$173,050	4.0%	$322,705	5.7%	$30,857	$1,993,229	4.7%

*
Yields do not give effect to changes in fair value that are reflected as a component of stockholders' equity.

        The Corporation currently allocates $2 billion of its assets to the investment securities portfolio. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit risk, interest rate risk, capital, regulatory and economic considerations. Although securities may be purchased with the intention of holding to maturity, all securities are currently classified as available for sale to maximize management flexibility. There are currently no securities classified as trading securities.

        To achieve its stated objective, the Corporation invests predominantly in U.S. Treasury and Agency securities, corporate bonds, asset-backed securities, and mortgage-backed securities ("MBS"). At December 31, 2002, 90% of the investment portfolio was invested in MBS. The MBS portfolio is well diversified with respect to issuer, both agency and non-agency; structure, including passthroughs and collateralized mortgage obligations ("CMOs"); and re-pricing specifications, which employ fixed rate bonds as well as monthly, annual, and 5 year reset Adjustable Rate Mortgages ("ARMs"). The agency MBS portfolio is further diversified by issuer, coupon, vintage, maturity, and average loan size.

        The primary risk in the investment portfolio is duration risk. Duration is a measure of the price volatility of the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment's duration, the longer the time until its rate is reset to current market rates. The Bank's risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 4%. In the current economic environment, the duration is targeted for the lower side of that range due to the potential for higher interest rates in the future. The lower duration has been attained through increasing the allocation of ARMs and 15 year MBS, and reducing the allocation of 30 year MBS. Management performs extensive prepayment modeling to assist in managing the volatile duration risk inherent in MBS.

        Another risk in the investment portfolio is credit risk. The corporate bond portfolio is chiefly invested in securities rated investment grade by Moody's and S&P rating agencies. At December 31, 2002, over 93% of the entire investment portfolio was rated AAA, 6% was investment grade below AAA, and only 1% was rated below investment grade or was not rated.

        Investment strategies and activities are overseen by the Bank's Asset / Liability Committee ("the ALCO"), which also reviews all trades. Investment strategy, trading activity, and the ALCO meeting minutes are reviewed monthly with the Corporation's Board of Directors.

Lending Activities

Loan Composition

        The Bank offers a diversified mix of residential and commercial real estate, business and consumer loans. Of the total loans, $1.6 billion, or 62%, are secured by residential real estate including first and second mortgages, and home equity lines. The following table sets forth information concerning the Bank's loan portfolio by type of loan at December 31.

Loan Portfolio Summary

(dollars in thousands)	2002	%	2001	%	2000	%	1999	%	1998	%
Consumer:
Home Equity — Direct	$373,317	14.6%	$349,872	12.6%	$309,599	9.3%	$295,212	9.3%	$268,540	8.7%
Marine	418,966	16.4	331,598	11.9	221,630	6.6	197,268	6.2	179,831	5.8
Home Equity — Acquired	545,323	21.2	730,563	26.3	1,220,724	36.6	1,399,776	44.0	1,356,316	43.7
Other Direct	51,393	2.0	58,066	2.1	53,325	1.6	43,592	1.4	39,548	1.3
Other Indirect	37,475	1.5	91,618	3.3	185,158	5.5	265,760	8.3	310,322	10.0

Total Consumer	1,426,474	55.7	1,561,717	56.2	1,990,436	59.6	2,201,608	69.2	2,154,557	69.5
Commercial Business	376,065	14.7	379,616	13.7	356,041	10.7	363,059	11.4	375,930	12.1
Real Estate — Construction:
Residential	119,732	4.7	100,564	3.6	109,046	3.3	89,513	2.8	89,777	2.9
Commercial	238,344	9.3	208,004	7.5	156,872	4.7	62,362	2.0	34,668	1.1
Real Estate — Mortgage:
Residential	168,869	6.6	308,906	11.1	476,030	14.2	245,401	7.7	238,282	7.7
Commercial	231,079	9.0	218,086	7.9	249,769	7.5	218,841	6.9	206,997	6.7

Total Loans	$2,560,563	100.0%	$2,776,893	100.0%	$3,338,194	100.0%	$3,180,784	100.0%	$3,100,211	100.0%

Contractual Loan Principal Repayments

        The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2002. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity

(dollars in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	Percentage
Loan Maturities:
Consumer	$98,911	$324,414	$1,003,149	$1,426,474	55.7%
Commercial Business	84,918	178,420	112,727	376,065	14.7
Real Estate — Construction:
Residential	69,380	48,891	1,461	119,732	4.7
Commercial	129,803	90,591	17,950	238,344	9.3
Real Estate — Mortgage:
Residential	4,413	23,312	141,144	168,869	6.6
Commercial	66,194	109,614	55,271	231,079	9.0

Total Loans	$453,619	$775,242	$1,331,702	$2,560,563	100.0%

Rate Sensitivity:
Predetermined Rate	$165,726	$416,717	$978,126	$1,560,569	60.9%
Variable or Adjustable Rate	287,893	358,525	353,576	999,994	39.1

Total Loans	$453,619	$775,242	$1,331,702	$2,560,563	100.0%

Consumer Lending

        The Bank offers a wide range of consumer loans including installment loans secured by real estate, boats, or automobiles, home equity lines, and unsecured personal lines of credit. At December 31, 2002, consumer loans represented 56% of the total loan portfolio. 30% of the Bank's consumer loans were originated through the retail branch network or through Provident Direct. Provident Direct is the Bank's direct channel sales center, serving consumers via the Internet and in-bound and out-bound telephone operations. Marine loans, representing 29% of consumer loans, were originated primarily through correspondent brokers, and are underwritten to the Bank's specifications, which include credit and loan to value considerations. The Bank also purchases portfolios of consumer loans from other financial institutions. All purchased portfolios go through a due diligence process prior to a purchase commitment. Reflecting the Bank's decreasing reliance on purchased product, purchases of consumer loans were $106 million in 2002, which was less than half of the level of purchases in 2001. At December 31, 2002, purchased loans represented 38% of consumer loans, a decline from 47% as of December 31, 2001, due to the lower purchase activity which was more than offset by prepayments caused by refinancing activity during 2002.

        During 2000, the Bank exited the indirect auto business to concentrate on more profitable businesses. At December 31, 2002, the remaining balance of the indirect auto portfolio totaled $35.7 million, or 3% of consumer loans.

Commercial Business Lending

        The Bank makes business loans primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The commercial loan portfolio represents 15% of the Bank's total loans, and consists of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. 75% of commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland and in Fairfax County, Virginia, as well as the Bank's retail branches. In 2001, the Bank tapped into the growing small business market by forming a Small Business Center. The Center provides comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

        A small, but growing source of business has been from Court Square Leasing Company, which utilizes a network of correspondents to source small equipment leases, and Provident Lease Corporation, which originates general equipment leases. The leasing businesses represented 18% of the commercial business portfolio at December 31, 2002, an increase of $9.9 million from the prior year.

        At December 31, 2002, the Bank held $65.8 million of syndicated loans originated by other financial institutions, of which $25.9 million were commercial business loans and $39.9 million were commercial real estate loans. The Bank considers $50 million of these loans to be non-core, as these credits were outside of its normal lending area. In an effort to reduce the Bank's exposure to such credits, Provident did not participate in any new syndicated loans outside its lending area in 2002 and participated in only two in-market syndicated loans, totaling $4.0 million, during the year. These strategies helped the Bank achieve a 37% reduction in syndicated loan balances during the year.

        The Bank has minimal exposure to highly leveraged transactions ("HLTs"), which are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower's liabilities. HLTs totaled $21.2 million as of year-end, and all are performing in accordance with their contractual terms.

Real Estate Lending

        The Bank's real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, and tract developments. These portfolios totaled $589 million at December 31, 2002, or 23% of total loans, compared to $527 million at December 31, 2001, or 19% of total loans at that date.

        Prior to 2002, residential mortgage lending included the origination, sale and servicing of fixed and variable rate mortgage loans through the loan production offices of Provident Mortgage Corp., a subsidiary of the Bank. In early 2001, the mortgage lending operations of Provident Mortgage Corp. were phased out. Since that time, the Bank has provided mortgages to its retail customers through a third party loan originator, and has not retained any of the mortgages originated from that process. The residential real estate mortgage loan balance at December 31, 2002 declined to $169 million, or 7% of total loans, from $309 million, or 11% of total loans, at the end of the prior year. This decline was primarily due to the refinancings associated with lower interest rates in 2002.

Credit Risk Management

        Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. The category with high credit loss experience includes unsecured products such as personal revolving credit. In commercial lending, losses as a percentage of outstanding loans can vary widely from period to period and are particularly sensitive to changing economic conditions.

        In evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Corporation for assuming that risk, management may require amounts of collateral support. The type of collateral varies, but may include accounts receivable, inventory, land, buildings, equipment, income-generating commercial properties and residential real estate. The Corporation has the same collateral policy for loans whether they are funded immediately or on a delayed basis (commitment).

        A commitment is a legally binding agreement to lend funds at a stated interest rate and for a specific purpose. Such commitments have fixed expiration dates and generally require a fee. The extension of a commitment gives rise to credit risk. The actual liquidity requirements or credit risk that the Corporation will experience may be lower than the contractual amount of commitments to extend credit because a significant portion of those commitments are expected to expire without being drawn upon. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Corporation is required to fund the commitment. The Corporation uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Corporation manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate; by monitoring the size and maturity structure of these portfolios; and by applying the same credit standards maintained for all of its related credit activities. The credit risk associated with these commitments is considered in management's evaluation of the allowance for loan losses.

        The liquidity risk of the Corporation arises from its obligation to make payment in the event of a customer's contractual default. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loan facilities to customers. Management of that credit risk is considered in management's evaluation of the allowance for loan losses.

        The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral. Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. Procedures and risk review are modified periodically in order to reflect changing conditions and new products. The Bank's lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Lenders assign a grade to each commercial loan based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests these risk assessments and evaluates their impact on the allowance for loan losses.

Non-Performing Assets and Past Due Loans

        Non-performing assets include loans on which interest is no longer accrued, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Accounting principles generally accepted in the United States of America ("GAAP") require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for inherent losses. The Corporation's credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2002, there were three commercial loans totaling $650 thousand that were considered to be impaired.

        Past due loans are loans that are 90 days or more past due, and are still accruing interest because they are well secured and in the process of collection. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Generally, closed-end consumer loans secured by non-residential collateral that are 120 days delinquent are charged-off in full. Unsecured open-end consumer loans are charged-off in full at 180 days past due. Charge-offs of delinquent loans secured by residential real estate are generally recognized when losses are reasonably estimable and probable. Any portion of an outstanding loan balance secured by real estate in excess of the collateral's fair value less costs to sell ("net fair value") is charged-off when it is no more than 180 days delinquent. Occasional exceptions are made based on certain third party guarantees.

Deposits and Other Sources of Funds

Deposits

        A major portion of the Bank's funding comes from core deposits, which consist of consumer and commercial transaction accounts and consumer savings and time deposits. These deposits are generated through the Bank's branch-banking locations and commercial cash management cross sales and calling efforts. At December 31, 2002, core deposits represented 87% of total deposits and 61% of total liabilities. Future funding growth is expected to be generated from deposit growth through the strategies outlined below.

        The retail branch network includes traditional and in-store full service branch locations. In-store branches are located in supermarkets and national retail superstores. At December 31, 2002, Provident had 58 traditional branches and 51 in-store branches. The Bank's primary agreements are with three store partners: SUPERVALU to operate branches in their Metro and Shoppers Food Warehouse supermarkets in the Baltimore and Washington, D.C. metropolitan areas, BJ Wholesale Club to operate branches in selected Baltimore and Washington, D.C. metropolitan stores, and a new partnership with SuperFresh to operate branches in selected Baltimore-Washington area stores. The Bank also operates ATM Plus Financial Centers ("the Centers") in selected SuperFresh locations. The Centers provide electronic-based transaction services via ATMs and Internet account access. These centers are also staffed for new account openings, loan application and closing assistance and insurance and investment product sales. Additional branch opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has 12 additional branches planned for 2003.

        In addition to delivering innovative products and responsive service, the Commercial Banking Group offers deposit-based services that support business growth. During 2002, commercial deposit growth was 40%, driven by the Bank's commercial cash management business.

        Provident's small business checking products were revamped in 2001, and now include options similar to the Bank's popular retail product line. The small business DDA customer base grew 25% from year-end 2001 and these accounts are making a positive contribution to commercial deposit growth.

        The table below presents the average deposit balances and rates paid for the three years ended December 31, 2002.

Average Deposits

	2002		2001		2000		2002/2001
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	$ Variance	% Variance
Noninterest-Bearing	$425,586	—%	$337,949	—%	$292,360	—%	$87,637	25.9%
Money Market/Demand	790,250	1.14	684,383	2.26	599,030	2.86	105,867	15.5
Savings	650,294	1.05	606,904	1.58	608,617	2.23	43,390	7.1
Direct Time Deposits	826,487	3.64	918,452	5.43	828,592	5.44	(91,965)	(10.0)
Broker Time Deposits	576,386	6.43	1,042,825	6.49	1,537,953	6.63	(466,439)	(44.7)

Total Average Balance/Rate	$3,269,003	2.54%	$3,590,513	3.97%	$3,866,552	4.60%	$(321,510)	(9.0)%

Total Year-End Balance	$3,187,966		$3,356,047		$3,954,770		$(168,081)	(5.0)%

Borrowings

        The Bank's wholesale borrowings are managed by the Liquidity Management Department of the Treasury Division. Liquidity Management's objectives are twofold: 1) minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements; and 2) contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including Fed Funds, Federal Home Loan Bank ("FHLB") borrowings, Securities Sold under Repurchase Agreements ("repos"), and Brokered and Jumbo certificates of deposit ("CDs"). Because they are secured with investments or high quality real estate loans, FHLB borrowings and repos typically are borrowed at rates below the LIBOR rate for the equivalent term. Fed Funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally the most expensive source of wholesale funds the Bank employs. As a result of this added cost and the Bank's strong liquidity position, no brokered CDs were issued in 2002.

        In 1998 and 2000, the Corporation formed new wholly owned statutory business trusts, Provident Trust I ("Trust I") and Provident Trust II ("Trust II"), respectively. Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities that were sold to outside third parties. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statement of Condition and are includable in Tier 1 capital for regulatory capital purposes. The trust preferred securities pay cash distributions which are payable semiannually for Trust I and quarterly for Trust II, based on their applicable rate and liquidation preference of $1,000 per security. The securities of Trust I mature in 2028 but are redeemable in whole or in part on or after April 15, 2008. Trust II securities mature in 2030 but are redeemable in whole or in part on or after February 28, 2005. Either of the trust preferred securities is redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

Employees

        At December 31, 2002, the Corporation and its subsidiaries had 1,599 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. Employees are not represented by a collective bargaining unit and management considers its relationship with its employees to be good.

Competition

        The Corporation encounters substantial competition in all areas of its business. There are five commercial banks based in Maryland with deposits in excess of $1 billion. There are seventeen additional commercial banks with deposits in excess of $1 billion operating in Maryland which have headquarters in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

        Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Recent legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank's principal markets may increase, and a further consolidation of financial institutions in Maryland may occur.

Regulation

        The Corporation is registered as a bank holding company, under the Bank Holding Company Act of 1956 ("HOLA"). As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. HOLA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

        The Bank is subject to supervision, regulation and examination by the Bank Commissioner of the State of Maryland and the Federal Deposit Insurance Corporation ("FDIC"). Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of branches, mergers and consolidations, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

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

Regulatory Capital

        Banks are required to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. The standards used by federal bank regulators to evaluate capital adequacy are the leverage ratio and risk-based capital guidelines. The Corporation's core (or Tier 1) capital is equal to total stockholders' equity less Net Accumulated Other Comprehensive Income (Loss) plus capital securities less intangible assets. Total regulatory capital consists of core capital plus the allowance for loan losses, subject to certain limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as Tier 1 capital.

        The leverage ratio represents core capital, as defined above, divided by average total assets. Guidelines for the leverage ratio require the ratio to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors.

        Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets.

        At December 31, 2002 the Corporation exceeded all regulatory capital requirements.

Item 2. Properties

        The Corporation has 127 offices from which it conducts, or intends to conduct, business which are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 13 and leases 114 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

        In 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve year lease term. This lease was renegotiated in 2000 and expires in 2012.

        In 2002, the Bank renewed a long-term lease on a building which houses its operations function. The lease expires in 2013.

Item 3. Legal Proceedings

        The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes such routine legal proceedings, in the aggregate, will not have a material adverse affect on the Corporation's financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident's common stock for the years 2002 and 2001 is shown in Note 23, "Unaudited Consolidated Quarterly Results of Operations, Market Prices and Dividends" contained in the Consolidated Financial Statements and Supplementary Data (Item 8). At February 24, 2003, there were approximately 3,000 holders of record of the Corporation's common stock.

        For the year 2002, the Corporation declared and paid dividends of $.85 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation's Board of Directors, which takes into account the Corporation's financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.

Item 6. Selected Financial Data

	Year Ended December 31,
(dollars in thousands, except per share data)	2002	2001	2000	1999	1998
Interest Income (tax-equivalent) (1)	$277,837	$349,035	$413,681	$353,341	$319,240
Interest Expense	135,522	208,933	258,677	207,421	189,868

Net Interest Income (tax-equivalent) (1)	142,315	140,102	155,004	145,920	129,372
Provision for Loan Losses	9,825	17,940	29,877	11,570	12,027

Net Interest Income after Provision for Loan Losses	132,490	122,162	125,127	134,350	117,345
Non-Interest Income	86,394	74,955	64,470	55,445	48,786
Net Gains	2,786	11,727	10,746	5,459	13,437
Non-Interest Expense	150,861	145,478	141,421	128,941	120,034

Income Before Income Taxes (tax-equivalent) (1)	70,809	63,366	58,922	66,313	59,534
Income Tax Expense (tax-equivalent) (1)	22,504	20,741	19,217	22,163	20,504

Income Before Accounting Change	48,305	42,625	39,705	44,150	39,030
Cumulative Effect of Accounting Change	—	(1,160)	—	—	—

Net Income	$48,305	$41,465	$39,705	$44,150	$39,030

Per Share Amounts:
Basic — Net Income Before Accounting Change	$1.94	$1.65	$1.44	$1.58	$1.39
— Net Income	1.94	1.61	1.44	1.58	1.39
Diluted — Net Income Before Accounting Change	$1.88	$1.60	$1.41	$1.53	$1.34
— Net Income	1.88	1.56	1.41	1.53	1.34
Cash Dividends Paid	$0.85	$0.75	$0.64	$0.54	$0.45
Tax-Equivalent Adjustment (1)	$791	$941	$983	$964	$1,133
Total Assets	$4,890,722	$4,899,717	$5,499,443	$5,094,477	$4,675,897
Total Loans	2,560,563	2,776,893	3,338,194	3,180,784	3,100,211
Total Deposits	3,187,966	3,356,047	3,954,770	3,808,528	3,419,557
Total Stockholders' Equity	315,635	286,282	310,306	274,599	296,077
Total Common Equity (2)	300,715	292,740	321,001	318,922	290,769
Total Long-Term Debt(3)	814,546	860,106	792,942	666,280	774,477
Return on Average Assets (4)	1.00%	0.81%	0.73%	0.90%	0.90%
Return on Average Equity (4)	16.14	14.11	14.40	15.46	13.75
Return on Average Common Equity	16.22	14.05	12.48	14.61	13.99
Efficiency Ratio	65.96	67.64	64.44	64.03	67.40
Stockholders' Equity to Assets	6.45	5.84	5.64	5.39	6.33
Average Equity to Average Assets	6.15	5.73	5.07	5.83	6.52
Tier 1 Leverage Ratio	7.47	7.13	6.77	7.10	7.05
Tier 1 Capital to Risk-Weighted Assets	11.62	10.09	9.37	9.19	9.21
Total Regulatory Capital to Risk-Weighted Assets	12.70	11.09	10.31	10.12	10.26
Dividend Payout Ratio	45.10	48.35	45.41	34.26	32.16
Book Value per Share	12.96	11.40	12.01	10.76	12.19

(1)
Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect of 35% in 2002 through 1999, and 39.55% for 1998.

(2)
Common Equity excludes net accumulated other comprehensive income which is comprised of unrealized gains or losses on available for sale securities, unrealized gains or losses on the effective portion of cash flow hedges and the minimum pension liability adjustment.

(3)
Long-term debt is composed primarily of FHLB Advances and Trust Preferred Securities.

(4)
Exclusive of the Cumulative Change in Accounting Principle, Return on Average Assets and Return on Average Equity for 2001 would have been .83% and 14.50%, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

        The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2002. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis; including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, stock option plan, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management's Discussion and Analysis. It is at least reasonably possible that each of the Corporation's estimates could change in the near term and the affect of the change could be material to the Corporation's consolidated financial statements.

Allowance for Loan Losses

        The Corporation maintains an allowance for loan losses ("the allowance"), which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

        The allowance is based on management's continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

        The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation's lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan.

        For portfolios such as consumer loans, commercial business loans and loans secured by real estate, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. Each quarter, twelve-month rolling loss rates for homogenous pools of loans in the consumer portfolio provide the basis for the allocated reserve. Historical loss rates also provide the basis for reserves allocated to pools within the commercial portfolios. For any portfolio where the Bank lacks sufficient historic experience, industry loss rates are used. If recent history is not deemed to reflect the inherent losses existing within a portfolio, older historic loss rates during a period of similar economic or market conditions are used.

        The Bank's credit administration group adjusts the indicated loss rates based on qualitative factors. Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. For commercial and real estate portfolios, additional factors include the level and trend of watched and criticized credits within those portfolios; commercial real estate vacancy, absorption and rental rates; and the number and volume of syndicated credits, construction loans, speculative construction loans or other portfolio segments deemed to carry higher levels of risk. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

        The unallocated component of the allowance exists to mitigate the imprecision inherent in management's estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

        Lending management meets at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to evaluate the allowance. The Corporation has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its reviews to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

        Management believes that it uses the best information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

        The Bank is examined annually by the FDIC and, accordingly, as part of this exam, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Other Than Temporary Impairment of Investment Securities

        Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Asset Prepayment Rates

        The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers elections to refinance the underlying mortgages based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Management makes prepayment rate projections by utilizing actual prepayment speed experience and available market information on like-kind instruments. The assumed prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Income Taxes

        The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part be beyond the Bank's control. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

FINANCIAL CONDITION

        At December 31, 2002, total assets were $4.9 billion. Although total assets are unchanged from December 31, 2001, the Corporation has continued to be successful in one of its key strategies to migrate the composition of the balance sheet to include a greater mix of more profitable "core" loans and deposits. The Corporation continued to experience steady growth in all of its markets, with the expansion areas of Northern Virginia and the Maryland suburbs of Washington D.C. continuing to post strong growth.

Asset Composition

        The following table summarizes the composition of the Bank's average earning assets for the periods indicated.

Average Earning Assets Summary
(dollars in thousands)

	Year Ended December 31,
			$ Variance	% Variance
	2002	2001
Investments	$1,869,220	$1,750,954	$118,266	6.8%
Other earning assets	10,678	12,776	(2,098)	(16.4)
Core loans:
Consumer	796,843	662,828	134,015	20.2
Commercial business	337,689	292,567	45,122	15.4
Real estate	518,497	498,827	19,670	3.9

Total core loans	1,653,029	1,454,222	198,807	13.7

Non-core loans:
Consumer	938,344	1,544,732	(606,388)	(39.3)
National syndicated loans	67,466	84,061	(16,595)	(19.7)

Total non-core loans	1,005,810	1,628,793	(622,983)	(38.2)

Total loans	2,658,839	3,083,015	(424,176)	(13.8)

Total earning assets	$4,538,737	$4,846,745	$(308,008)	(6.4)%

        Total average earning assets declined by $308 million to $4.5 billion in 2002 compared to 2001. A decrease of $624 million in average non-core loan balances was partially offset by a $118 million increase in average investment portfolio balances and a $200 million increase in average core loan balances.

        The $118 million growth in the investment portfolio average balances in 2002 was primarily due to management's actions to reinvest the excess cash flow generated by the non-core loan portfolio payments, net of core loan funding requirements, into the investment portfolio. Most of the $118 million was invested in a combination of 30 year conventional MBS and Ginnie Mae 1 year ARMs. Allocation changes were made in 2002 to contain prepayment exposure in the MBS portfolio and reduce credit exposure in the corporate bond portfolio. In the MBS portfolio, short duration CMOs were reduced by $25 million and replaced with a combination of 1 year and 5 year ARMs, which are less prepayment sensitive. $31 million of 1 to 3 year corporate bonds were also replaced with 1 year ARMs. Included in the corporate bond reductions were WorldCom securities due to mature in April 2004, that were sold in November for a modest gain. This followed a second quarter write-down of $8.6 million due to other than temporary impairment. Additionally, $20 million of Trust Preferred Stock securities, primarily single A rated bank debt, were sold to reduce individual credit exposures in that portfolio.

        The Corporation realized $14.4 million in gains and $9.7 million in losses, including the WorldCom write-down, from the sale of $1.1 billion of securities from the available for sale portfolio in 2002. Approximately $3.2 million in gains were taken to offset additional premium amortization on the acquired consumer loan portfolio as a result of increased prepayment activity during 2002. The higher rate mortgage backed securities sold were previously purchased specifically for their potential to generate income in an environment where long-term mortgage rates declined significantly.

        The Corporation's expanded presence in the Baltimore-Washington metropolitan region facilitated the 13.7% growth in average core loans. The growth in average core consumer loans, composed primarily of home equity and marine loans, has continued at a strong pace, increasing $134 million in 2002, or 20.2%, compared to 2001. In 2002, the Bank initiated participation in an internet based home equity product referral network, which resulted in productive lending activity. Average core commercial business and real estate loans also showed strong growth of $65 million in 2002, or 8.3%. Average balances in the commercial construction and business portfolios each grew by approximately $37 million, with 41% of the growth coming from the Washington metropolitan region. This growth was partially offset by an $8 million decline in average balances in the commercial mortgage portfolio, reflecting refinancing activity in 2002.

        The planned shrinkage of the Corporation's non-core consumer loan portfolio, composed primarily of purchased loans secured by residential real estate, was accelerated by the declining interest rate environment in 2002. Average non-core consumer loans decreased $606 million in 2002, or 39.3%, due to increased prepayments and resultant additional amortization of $6.5 million in loan purchase premiums. As a result of management's focus on lending within its market area, the Corporation only selectively participates in new national syndicated loans. The existing non-core syndicated portfolio average balances declined 20.4% in 2002, which was consistent with management's objective of reducing the exposure to these credits.

Asset Quality

        The asset quality within the Corporation's loan portfolios continued to improve in 2002 as a result of increased response and reaction to delinquency trends. The trends in credit quality reflect the effectiveness of these credit administration techniques. Information with respect to non-performing assets and past due loans is presented in the following table for the years indicated. As shown in the following table, non-performing assets were $25 million at December 31, 2002, a decrease of $7 million, or 22%, from the level at December 31, 2001. Of the $7 million decrease, $4.2 million is related to the residential mortgage portfolio, which declined due to more active and concerted delinquency management. $20.5 million of the total non-performing loans are in the consumer and residential mortgage loan portfolios, which are collateralized by deeds of trust on 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial and real estate non-performing assets fell to their lowest levels in several years during the first half of 2002 and remained at these historically low levels during the second half of 2002. At December 31, 2002, non-performing loans as a percentage of loans outstanding were .97% compared to 1.15% at December 31, 2001. Although no assurances can be given, management believes that non-performing loans will remain relatively stable in the near term.

        Total past due loans increased $4 million in 2002 due to an increase of $5 million in past due residential mortgages. This increase was caused by the implementation of collection processes primarily aimed at minimizing the migration of residential mortgage loans from past due to non-accrual status. The loans are reflected as past due however, they continue to meet the Bank's criteria to warrant accruing status.

Non-Performing Assets and Past Due Loans

	December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Non-Accrual Loans:
Consumer (1)	$18,530	$18,018	$12,375	$11,097	$—
Commercial Business	514	3,586	13,601	21,329	3,550
Real Estate — Construction:
Residential	136	217	—	—	1,570
Commercial	—	—	—	—	—
Real Estate — Mortgage:
Residential	1,953	7,018	7,619	7,579	6,397
Commercial	—	—	—	—	—

Total Non-Accrual Loans	21,133	28,839	33,595	40,005	11,517

Renegotiated Loans:
Commercial Business	—	—	165	—	—
Real Estate — Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate — Mortgage:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—

Total Renegotiated Loans	—	—	165	—	—

Other Non-Performing Assets (Other Assets and Real Estate Owned):
Consumer	597	551	—	—	150
Real Estate — Construction:
Residential	—	239	516	1,538	454
Commercial	—	—	—	—	—
Real Estate — Mortgage:
Residential	3,199	2,335	2,060	1,395	2,404
Commercial	—	—	—	—	1,900

Total Other Non-Performing Assets	3,796	3,125	2,576	2,933	4,908

Total Non-Performing Assets	$24,929	$31,964	$36,336	$42,938	$16,425

Past Due Loans:
Consumer	$6,131	$7,160	$11,110	$8,937	$19,187
Commercial Business	320	416	131	59	—
Real Estate — Construction:
Residential	—	—	—	—	—
Commercial	—	—	—	—	—
Real Estate — Mortgage:
Residential	8,377	3,242	4,589	5,753	8,806
Commercial	—	—	919	—	—

Total Past Due Loans	$14,828	$10,818	$16,749	$14,749	$27,993

Non-Performing Assets as a percentage of:
Total Loans	0.97%	1.15%	1.09%	1.35%	0.53%
Total Assets	0.51	0.65	0.66	0.84	0.35

(1)
Consumer non-accrual loans are comprised entirely of credits secured by residential property and other secured loans, primarily purchased loans. Non-residential and unsecured loans are not placed in non-accrual status but are charged-off at 120 and 180 days, respectively.

        Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans

	December 31,
(in thousands)	2002	2001	2000	1999	1998
Contractual Interest Income due on Loans Placed on Non-Accrual Status During the Year	$1,548	$2,366	$4,508	$2,229	$1,158
Interest Income Actually Received and Recorded	171	515	399	1,354	308

Interest Income Lost on Non-Accrual Loans	$1,377	$1,851	$4,109	$875	$850

Allowance for Loan Losses

        The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary

	December 31,
(dollars in thousands)	2002	2001	2000	1999	1998
Allowance for Loan Losses at Beginning of Year	$34,611	$38,374	$36,445	$42,739	$36,861
Allowance of Acquired Company	—	—	404	—	—
Provision for Loan Losses	9,825	17,940	29,877	11,570	12,027
Allowance Related to Securitized Loans	—	(690)	(950)	(1,500)	—
Loans Charged-Off:
Home Equity — Acquired	11,648	14,896	14,155	9,195	1,989
Other Consumer	1,867	1,964	1,836	2,080	2,561

Total Consumer	13,515	16,860	15,991	11,275	4,550
Commercial Business	1,680	5,575	13,000	5,705	1,031
Real Estate — Construction:
Residential	—	—	—	500	593
Commercial	—	—	—	—	25
Real Estate — Mortgage:
Residential	202	188	209	412	258
Commercial	—	—	—	—	1,281

Total Charge-Offs	15,397	22,623	29,200	17,892	7,738

Recoveries:
Home Equity — Acquired	3,174	796	526	366	3
Other Consumer	529	655	888	870	967

Total Consumer	3,703	1,451	1,414	1,236	970
Commercial Business	528	128	148	106	109
Real Estate — Construction:
Residential	—	—	—	—	68
Commercial	—	—	—	24	16
Real Estate — Mortgage:
Residential	—	—	—	—	11
Commercial	155	31	236	162	415

Total Recoveries	4,386	1,610	1,798	1,528	1,589

Net Loans Charged-Off	11,011	21,013	27,402	16,364	6,149

Allowance for Loan Losses at End of Year	$33,425	$34,611	$38,374	$36,445	$42,739

Balances:
Loans — Year-End	$2,560,563	$2,776,893	$3,338,194	$3,180,784	$3,100,211
Loans — Average	2,658,839	3,083,015	3,390,692	3,264,198	2,888,305
Ratios:
Net Loans Charged-Off to Average Loans	0.41%	0.68%	0.81%	0.50%	0.21%
Allowance for Loan Losses to Year-End Loans	1.31	1.25	1.15	1.15	1.38
Allowance to Non-Performing Loans	158.16	120.01	113.67	91.10	371.09

        The allowance at December 31, 2002 was $33.4 million, which represents 1.31% of total loans outstanding and 158% of non-performing loans. At December 31, 2001, the allowance was $34.6 million, or 1.25% of total loans outstanding and 120% of non-performing loans. Net charge-offs improved to $11 million for 2002 from $21 million in 2001. Net charge-offs to average loans improved to .41% in 2002 from .68% in 2001. The elevated amount of the prior year's charge-offs was related to a review of the acquired loan portfolio in addition to the write-down of the Corporation's last remaining non-performing health care credit.

        The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses

(in thousands)	2002	2001	2000	1999	1998
Consumer	$10,260	$12,294	$10,409	$16,658	$5,145
Commercial Business	7,199	9,353	12,958	10,086	8,636
Real Estate — Construction:
Residential	2,673	1,942	1,875	1,415	1,858
Commercial	5,169	3,870	2,911	1,095	573
Real Estate — Mortgage:
Residential	172	314	487	230	244
Commercial	4,952	4,025	4,628	3,835	3,427
Unallocated	3,000	2,813	5,106	3,126	22,856

Total Allowance for Loan Losses	$33,425	$34,611	$38,374	$36,445	$42,739

        Management believes that the allowance at December 31, 2002 represents its best estimate of probable losses inherent in the portfolio and that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

Deposits and Borrowings

        The following table summarizes the composition of the Bank's average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings

	Year Ended December 31,
			$ Variance	% Variance
(dollars in thousands)	2002	2001
Core Deposits:
Retail	$2,328,308	$2,284,336	$43,972	1.9%
Commercial	360,600	257,796	102,804	39.9

Total Core Deposits	2,688,908	2,542,132	146,776	5.8
Non Core Deposits	580,095	1,048,381	(468,286)	(44.7)

Total Deposits	3,269,003	3,590,513	(321,510)	(9.0)

Borrowings:
Fed Funds Purchased	164,678	143,429	21,249	14.8
FHLB Borrowings	672,596	679,734	(7,138)	(1.1)
Repos and Other	344,181	313,168	31,013	9.9
Trust Preferred	68,078	68,007	71	0.1

Total Borrowings	1,249,533	1,204,338	45,195	3.8

Total Deposits and Borrowings	$4,518,536	$4,794,851	$(276,315)	(5.8)%

        Total average deposit balances decreased $322 million in 2002. Average non-core deposits, which are comprised primarily of brokered CDs, decreased $468 million from matured CDs that were not replaced. The Bank's average core deposits, generated from the Bank's retail and commercial customer base, continued to grow steadily, replacing $147 million of the brokered CDs runoff. Excluding average retail CDs, which decreased $93 million in 2002, average retail deposit balances increased $137 million in 2002, or 6%. Deposit growth from the commercial sector was particularly strong in 2002, with a net increase in average balances of $103 million, or 39.9%, in 2002, of which $67 million was in non-interest- bearing accounts. At year-end, core deposits comprised 87% of total deposits.

        Average borrowings increased $47 million in 2002. Average Fed Funds increased $21 million, reflecting management's intentions to match fund more of the Bank's prime-based loan portfolio with Fed Funds. The Bank extinguished $113 million of term FHLB borrowings in 2002 at above market rates. The debt was replaced with a combination of lower rate FHLB borrowings and repos. The extinguishments generated a $3.0 million realized loss in 2002, which was offset by significantly lower borrowing costs in 2002 which will continue into 2003 from the replacement borrowings.

Liquidity

        An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. The Bank's ALCO has established general guidelines for maintaining prudent levels of liquidity. The ALCO continually monitors the amount and sources of available liquidity, and the time and cost required for obtaining it. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

        The Bank's primary source of liquidity is the high quality assets it possesses, which can be pledged as collateral for secured borrowings or alternatively sold to raise cash levels. An objective of liquidity management is to optimize the use of this collateral to minimize funding costs. The Bank's primary sources for raising secured borrowings are the Federal Home Loan Banks ("FHLB") and securities broker/dealers. At December 31, 2002, $969 million of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $806 million. By comparison, only $360 million of unsecured funds—considered less reliable sources in a volatile market environment—mature in the next 3 months. This excess liquidity position of $446 million is $60 million lower than at year-end 2001, but well in excess of projected liquidity requirements for all of 2003. Additionally, over $500 million of assets are maintained as collateral with the Federal Reserve as a contingent source of secured funds.

        In addition to secured funding sources, the Bank has several unsecured sources available. At December 31, 2002, the Bank had available over $725 million of Fed Funds lines, of which only $304 million were in use at year-end. Brokered CDs, which typically cost 10 to 25 basis points more than secured funds of a similar maturity, remain a viable funding alternative. Management did not use this source in 2002, in accordance with the Bank's strategy to reduce non-core funding. At December 31, 2002, the Corporation had $410 million in Brokered CDs compared to $687 million at December 31, 2001, a decline of $277 million. Brokered deposits maturing in the next 3 months amount to $32.2 million or 8%, with $147.7 million maturing in the following nine months. The unsecured debt markets are also a potential alternative to raise funds, but were not employed in 2002 given the Bank's ability to raise funds at lower interest rates in the secured funds markets.

        As an alternative to raising secured and unsecured funds, the Bank can raise liquidity through asset sales. At December 31, 2002, over $500 million of the Bank's investment portfolio was not pledged as collateral for borrowings, and is immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90 day time frame, a majority of the Bank's $1.6 billion consumer loan portfolio of home equity loans, automobile loans, and marine loans is saleable in an efficient market.

        Commitments to lend funds to customers affect the Corporation's determination of sufficient liquidity. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31 were as follows:

(in thousands)	2002	2001
Commercial Credit	$408,799	$351,604
Consumer Revolving Credit	281,600	223,791
Residential Mortgage Credit	28,314	7,417
Performance Standby Letters of Credit	49,327	41,745
Commercial Letters of Credit	414	205

Total Loan Commitments	$768,454	$624,762

        Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Market Risk and Interest Rate Sensitivity

        The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize the fluctuation in net interest margin caused by changes in interest rates using cost-effective strategies and tools.

        The Bank manages several forms of interest rate risk. The simplest involves the mismatch of maturities between fixed rate assets and liabilities. A second risk, basis risk, exists as a result of having much of the Bank's earning assets priced using either the Prime rate or the U.S. Treasury yield curve, while much of the liability portfolio is priced using the CD yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another. A third risk, options risk, exists in the form of prepayment volatility in residential mortgage loans and other consumer loans. Prepayment risk increases when long-term interest rates, such as the 10 year Treasury Note rate or the 30 year mortgage rate, decline substantially. Prepayment volatility complicates funding strategies in which the goal is to maintain a stable spread between asset yields and borrowing rates.

        Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on simulation modeling of shocks to the balance sheet under a variety of interest rate scenarios, including parallel and non-parallel rate shifts, such as the forward yield curves for U.S. Treasuries and Interest Rate Swaps. The results of these shocks are measured in two forms: first, the impact on net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. There are several advantages of simulation analysis over traditional gap analysis. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

        The following table shows the projected changes in net interest income from parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on February 1, 2003 and evenly ramp-up or down over a six month period. The effect on net interest income would be for the year 2003.

Interest Rate Scenario (Linear)	Prime Rate	Annualized Hypothetical Percentage Change in Net Interest Income
-100	3.25%	-2.1%
No Change	4.25%	—
+100	5.25%	0.8%
+200	6.25%	0.0%

        The isolated modeling environment, assuming no action by management, shows that the Corporation's pre-tax earnings volatility is less than 3% of net interest income under probable scenarios. The Corporation's one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

        The Corporation maintains an overall interest rate management strategy that incorporates structuring of the investment and funding portfolios, the use of variable rate loan products and derivatives instruments to minimize significant fluctuations in earnings or market values that are caused by interest rate volatility. In 2002, management increased the Fed Funds Purchased borrowing source to approximately $300 million, to match the interest rate exposure of prime-rate based loans, reducing basis risk. The spread between the prime rate and the fed funds rate has been a constant 300 basis points for many years. In addition to increasing Fed Funds Purchased, borrowings totaling over $425 million were employed which reset their rates monthly based on the level of long-term interest rates—specifically, the 10 year constant maturity swap rate—rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. The 10 year swap rate declined by 160 basis points in 2002, while the 30 year mortgage rate fell by approximately 150 basis points. At December 31, 2002, $365 million notional amounts of derivative contracts were employed, including $203 million notional of interest rate swaps to reduce maturity mismatches, and $162 million notional of interest rate caps to protect interest margin from rising interest rates in the future.

Capital Resources

        Total stockholders' equity at December 31, 2002 was $316 million, representing an increase of $29.4 million, or 10.3%, from December 31, 2001. The growth in stockholders' equity for the year was primarily attributable to $48.3 million of earnings of the Corporation and an increase of $21.4 million in net accumulated other comprehensive income, resulting primarily from an increase in market value of available for sale securities. Capital was reduced by dividends declared on common stock of $21.2 million, and by $24.7 million from the repurchase of 1,079,400 shares of the Corporation's common stock at an average price of $22.89 per share. The Corporation is authorized to repurchase an additional 4,000 shares under its current authorization. The Corporation approved an extension of this program in early 2003 to authorize repurchases of an additional 1.0 million shares.

        The Corporation is a one-bank holding company which relies upon the Bank's performance to generate capital growth through Bank earnings. A portion of the Bank's earnings are passed to the Corporation in the form of cash dividends.

        As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

        Dividends paid to shareholders in 2002 were $21.2 million, or $0.85 per share, compared to $19.5 million, or $0.75 per share in 2001.

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

	December 31, 2002	December 31, 2001	Minimum Regulatory Requirements	To be "Well Capitalized"
Tier 1 leverage ratio	7.47%	7.13%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.62%	10.09%	4.00%	6.00%
Total regulatory capital to risk-weighted assets	12.70%	11.09%	8.00%	10.00%

RESULTS OF OPERATIONS

Overview

        The Corporation recorded net income in 2002 of $48.3 million or $1.88 per diluted share. The Corporation's two key performance measures, return on average common equity and return on assets, were 16.22% and 1.00%, respectively, for 2002, compared to 14.05% and .81%, respectively, in 2001. The financial results in 2002, represented by increases of 16.5% in net income and 20.5% in diluted earnings per share, demonstrate stability and continued growth in the Corporation's core businesses, as well as strong asset quality. These increases reflect the Corporation's commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Washington metropolitan area and growing commercial business in the Baltimore-Washington corridor.

        The major components of the $6.8 million increase in net income were an $11.4 million, or 15.3%, increase in non-interest income, before net gains, and an $8.1 million, or 45.2%, decrease in the provision for loan losses. An $8.9 million decrease in net gains and a $5.4 million, or 3.7%, increase in non-interest expense partially offset these increases. These variances are discussed in more detail, as follows.

Net Interest Income

        The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion of net interest income should be read in conjunction with the table on the following pages. The table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities rate and volume variances presented for each component will not sum to the variances presented on totals of interest income and interest expense.

(This page has been left blank intentionally.)

Comparative Analysis of Average Balances, Interest Income and Expense and Interest Yields and Rates

	2002			2001			2000
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-Earning Assets:
Loans: (1) (2) (4)
Consumer:
Home Equity — Direct	$365,550	$22,205	6.07%	$323,621	$24,976	7.72%	$303,287	$26,965	8.89%
Marine	376,847	25,314	6.72	283,521	21,100	7.44	210,272	14,605	6.95
Home Equity — Acquired	636,204	46,678	7.34	1,004,084	74,445	7.41	1,477,586	121,967	8.25
Other Direct Consumer	54,446	4,215	7.74	55,685	4,932	8.86	48,183	4,261	8.84
Other Indirect Consumer	61,519	4,594	7.47	134,156	9,962	7.43	233,365	18,655	7.99

Total Consumer	1,494,566	103,006	6.89	1,801,067	135,415	7.52	2,272,693	186,453	8.20
Commercial Business (5)	370,808	23,898	6.44	350,179	27,096	7.74	353,437	29,100	8.23
Real Estate-Construction	326,320	15,374	4.71	290,208	20,590	7.09	211,842	20,366	9.61
Real Estate-Mortgage	467,145	33,213	7.11	641,561	49,412	7.70	552,720	44,172	7.99

Total Loans	2,658,839	175,491	6.60	3,083,015	232,513	7.54	3,390,692	280,091	8.26

Loans Held for Sale	6,125	395	6.45	5,443	395	7.26	36,352	2,893	7.96
Short-Term Investments	4,553	90	1.98	7,333	309	4.21	6,610	262	3.96
Taxable Investment Securities	1,848,331	100,468	5.44	1,726,760	114,036	6.60	1,831,000	128,402	7.01
Tax-Advantaged Investment Securities (4)	20,889	1,393	6.67	24,194	1,782	7.37	26,508	2,033	7.67

Total Investment Securities	1,869,220	101,861	5.45	1,750,954	115,818	6.61	1,857,508	130,435	7.02

Total Interest-Earning Assets	4,538,737	277,837	6.12	4,846,745	349,035	7.20	5,291,162	413,681	7.82

Less: Allowance for Loan Losses	(34,200)			(36,512)			(37,659)
Cash and Due From Banks	96,737			80,028			78,126
Other Assets	244,341			238,717			151,117

Total Assets	$4,845,615			$5,128,978			$5,482,746

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits	$790,250	9,010	1.14	$684,383	15,493	2.26	$599,030	17,154	2.86
Savings Deposits	650,294	6,857	1.05	606,904	9,617	1.58	608,617	13,581	2.23
Direct Time Deposits	826,487	30,064	3.64	918,452	49,871	5.43	828,592	44,879	5.42
Brokered Time Deposits	576,386	37,082	6.43	1,042,825	67,661	6.49	1,537,953	102,082	6.64
Short-Term Borrowings	399,968	6,338	1.58	336,887	12,462	3.70	536,883	33,758	6.29
Long-Term Debt	849,565	46,171	5.43	867,451	53,829	6.21	718,059	47,223	6.58

Total Interest-Bearing Liabilities	4,092,950	135,522	3.31	4,456,902	208,933	4.69	4,829,134	258,677	5.36

Noninterest-Bearing Demand Deposits	425,586			337,949			292,360
Other Liabilities	29,198			39,051			43,144
Stockholders' Equity	297,881			295,076			318,108

Total Liabilities and Stockholders' Equity	$4,845,615			$5,128,978			$5,482,746

Net Interest-Earning Assets	$445,787			$389,843			$462,028

Net Interest Income (tax-equivalent)		142,315			140,102			155,004
Less: Tax-Equivalent Adjustment		(791)			(941)			(983)

Net Interest Income		$141,524			$139,161			$154,021

Net Yield on Interest-Earning Assets (4)			3.14%			2.89%			2.93%

(1)
Average non-accrual balances and related income are included in their respective categories.

(2)
Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.

(3)
Impact of hedging strategies on interest income and interest expense has been included in the appropriate classifications above.

(4)
Tax-equivalent basis.

(5)
Commercial business includes syndicated loans.

									2002/2001		2001/2000
	2002/2001 Increase/(Decrease)				2001/2000 Increase/(Decrease)				Income/Expense Variance Due to Change in		Income/Expense Variance Due to Change in
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets
Interest-Earning Assets:
Loans: (1) (2) (4)
Consumer:
Home Equity — Direct	$41,929	13.0%	$(2,771)	(11.1)%	$20,334	6.7%	$(1,989)	(7.4)%	$(5,746)	$2,975	$(3,716)	$1,727
Marine	93,326	32.9	4,214	20.0	73,249	34.8	6,495	44.5	(2,209)	6,423	1,106	5,389
Home Equity — Acquired	(367,880)	(36.6)	(27,767)	(37.3)	(473,502)	(32.0)	(47,522)	(39.0)	(768)	(26,999)	(11,457)	(36,065)
Other Direct Consumer	(1,239)	(2.2)	(717)	(14.5)	7,502	15.6	671	15.7	(609)	(108)	7	664
Other Indirect Consumer	(72,637)	(54.1)	(5,368)	(53.9)	(99,209)	(42.5)	(8,693)	(46.6)	56	(5,424)	(1,245)	(7,448)

Total Consumer	(306,501)	(17.0)	(32,409)	(23.9)	(471,626)	(20.8)	(51,038)	(27.4)
Commercial Business (5)	20,629	5.9	(3,198)	(11.8)	(3,258)	(0.9)	(2,004)	(6.9)	(4,725)	1,527	(1,738)	(266)
Real Estate-Construction	36,112	12.4	(5,216)	(25.3)	78,366	37.0	224	1.1	(7,545)	2,329	(6,154)	6,378
Real Estate-Mortgage	(174,416)	(27.2)	(16,199)	(32.8)	88,841	16.1	5,240	11.9	(3,571)	(12,628)	(1,649)	6,889

Total Loans	(424,176)	(13.8)	(57,022)	(24.5)	(307,677)	(9.1)	(47,578)	(17.0)

Loans Held for Sale	682	12.5	—	—	(30,909)	(85.0)	(2,498)	(86.3)	(46)	46	(235)	(2,263)
Short-Term Investments	(2,780)	(37.9)	(219)	(70.9)	723	10.9	47	17.9	(128)	(91)	17	30
Taxable Investment Securities	121,571	7.0	(13,568)	(11.9)	(104,240)	(5.7)	(14,366)	(11.2)	(21,192)	7,624	(7,267)	(7,099)
Tax-Advantaged Investment Securities (4)	(3,305)	(13.7)	(389)	(21.8)	(2,314)	(8.7)	(251)	(12.3)	(160)	(229)	(79)	(172)

Total Investment Securities	118,266	6.8	(13,957)	(12.1)	(106,554)	(5.7)	(14,617)	(11.2)

Total Interest-Earning Assets	(308,008)	(6.4)	(71,198)	(20.4)	(444,417)	(8.4)	$(64,646)	(15.6)	(50,007)	(21,191)	(31,314)	(33,332)

Less: Allowance for Loan Losses	2,312	(6.3)			1,147	(3.0)
Cash and Due From Banks	16,709	20.9			1,902	2.4
Other Assets	5,624	2.4			87,600	58.0

Total Assets	$(283,363)	(5.5)			$(353,768)	(6.5)

Liabilities and Stockholders' Equity
Interest-Bearing Liabilities:
Demand/Money Market Deposits	105,867	15.5	(6,483)	(41.8)	$85,353	14.2	(1,661)	(9.7)	(8,597)	2,114	(3,898)	2,237
Savings Deposits	43,390	7.1	(2,760)	(28.7)	(1,713)	(0.3)	(3,964)	(29.2)	(3,407)	647	(3,926)	(38)
Direct Time Deposits	(91,965)	(10.0)	(19,807)	(39.7)	89,860	10.8	4,992	11.1	(15,197)	(4,610)	113	4,879
Brokered Time Deposits	(466,439)	(44.7)	(30,579)	(45.2)	(495,128)	(32.2)	(34,421)	(33.7)	(565)	(30,014)	(2,248)	(32,173)
Short-Term Borrowings	63,081	18.7	(6,124)	(49.1)	(199,996)	(37.3)	(21,296)	(63.1)	(8,128)	2,004	(11,180)	(10,116)
Long-Term Debt	(17,886)	(2.1)	(7,658)	(14.2)	149,392	20.8	6,606	14.0	(6,568)	(1,090)	(2,782)	9,388

Total Interest-Bearing Liabilities	(363,952)	(8.2)	(73,411)	(35.1)	(372,232)	(7.7)	(49,744)	(19.2)	(57,439)	(15,972)	(30,755)	(18,989)

Noninterest-Bearing Demand Deposits	87,637	25.9			45,589	15.6
Other Liabilities	(9,853)	(25.2)			(4,093)	(9.5)
Stockholders' Equity	2,805	1.0			(23,032)	(7.2)

Total Liabilities and Stockholders' Equity	$(283,363)	(5.5)			$(353,768)	(6.5)

Net Interest-Earning Assets	$55,944	14.4			$(72,185)	(15.6)

Net Interest Income (tax-equivalent)			2,213	1.6			(14,902)	(9.6)	$7,432	$(5,219)	$(559)	$(14,343)
Less: Tax-Equivalent Adjustment			150	(15.9)			42	(4.3)

Net Interest Income			$2,363	1.7			$(14,860)	(9.6)

        Net interest income on a tax-equivalent basis totaled $142.3 million in 2002, compared to $140.1 million in 2001. The net interest margin increased to 3.14% from 2.89% in the prior year. Although net interest income increased only modestly during the year, there were substantial differences in the components of net interest income, as total interest income declined $71.2 million, but was offset by a corresponding decline in total interest expense of $73.4 million. Generally, the changes were due to the reduction of, and changes in mix within interest-earning assets and interest-bearing liabilities; as well as the continued downward movement in interest rates.

        The yield on earning assets was 6.12% in 2002, compared to 7.20% in 2001, a decline of 108 basis points, reflecting the general decline in interest rates in 2002. Of the $71.2 million decrease in total interest income, $50.0 million was attributable to rate, with the remaining difference of $21.2 million attributable to the $308 million decrease in earning assets discussed above. The refinancing boom that accelerated prepayments in the mortgage portfolios also resulted in the necessity to increase the amortization of premiums relating to purchased loans, which reside in the investment and loan portfolios. In 2002, total premium amortization in these portfolios was $17.5 million, compared to $12.3 million in 2001, a 13 basis point component in the decrease in yield. As part of the Bank's strategy, gains were taken on securities held specifically to offset the additional premium amortization. Additionally, interest income lost from non-accruing loans was $1.4 million in 2002, compared to $1.9 million in 2001.

        The average rate paid on interest-bearing liabilities declined 138 basis points to 3.31% in 2002, versus 4.69% in 2001. The changes in deposit mix, from higher rate non-core and retail CDs into lower rate core deposits, had a favorable impact on interest expense of $59.6 million. Interest expense on borrowings decreased $13.8 million in 2002, reflecting the general decline in interest rates over the past twelve months.

        As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $523 thousand and interest expense decreased by $2.2 million, for a total increase of $1.7 million in net interest income for the year ending December 31, 2002.

        Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

        The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans. As a result, the provision for loan losses was $9.8 million in 2002, down from $17.9 million in 2001. The decrease in the provision resulted from lower charge-offs and a decline in loan balances of $217 million. This was partially offset by the impact of an overall increase in the allowance of 6 basis points as compared to total loans, based upon the analytical process described previously. Net charge-offs were $11.0 million in 2002 compared to $21.0 million in 2001. Of the $10.0 million decrease in net charge-offs for 2002, $5.6 million related to decreases relating to the acquired consumer loan portfolio and $4.3 million related to commercial loans. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Consumer loan net charge-offs as a percentage of average consumer loans were 1.33% in 2002 compared to 1.40% in 2001. Commercial business net charge-offs as a percentage of average commercial business loans was .31%, a decline from 1.56% in 2001. On an overall basis, net charge-offs as a percentage of average loans were .41% in 2002 compared to .68% in 2001.

Non-Interest Income

        The following table presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary

				2002/2001		2001/2000
(dollars in thousands)	2002	2001	2000	$ Variance	% Variance	$ Variance	% Variance
Service Charges on Deposit Accounts	$70,710	$60,331	$50,544	$10,379	17.2%	$9,787	19.4%
Commissions and Fees	4,823	4,836	4,737	(13)	(0.3)	99	2.1
Other Non-Interest Income:
Other Loan Fees	3,016	2,614	2,390	402	15.4	224	9.4
Cash Surrender Value Income	3,921	3,921	2,065	—	—	1,856	89.9
Mortgage Banking Servicing	504	405	2,425	99	24.4	(2,020)	(83.3)
Other Non-Interest Income	3,420	2,848	2,309	572	20.1	539	23.3

Non-Interest Income Before Net Gains	86,394	74,955	64,470	11,439	15.3	10,485	16.3
Net Gains:
Securities	4,629	11,442	8,499	(6,813)	(59.5)	2,943	34.6
Extinguishment of Debt	(3,011)	—	1,185	(3,011)	—	(1,185)	(100.0)
Mortgage Banking Loans	478	453	1,188	25	5.5	(735)	(61.9)
Other Loans	(144)	212	113	(356)	(167.9)	99	87.6
Fixed Assets	263	(199)	(486)	462	—	287	(59.1)
Real Estate Owned	571	(181)	247	752	—	(428)	(173.3)

Net Gains	2,786	11,727	10,746	(8,941)	(76.2)	981	9.1

Total Non-Interest Income	$89,180	$86,682	$75,216	$2,498	2.9%	$11,466	15.2%

        Total non-interest income before net gains, increased 15.3% to $86.4 million in 2002. Non-interest income before net gains, represented 38% of total revenue in 2002 versus 35% in 2001. Improvements in non-interest income continued to be driven by deposit service charges, which increased $10.4 million, or 17.2%, from 2001. The increase in deposit fees was primarily the result of the strong retail and commercial checking account growth, notably in the Washington metropolitan area. Branch banking fee income generated in the Washington region increased 34% in 2002.

        Commissions and fees were similar to the prior year, and were primarily generated from Provident Investment Center, Inc., which offers annuities and mutual funds through an affiliation with a securities broker-dealer as well as property and casualty insurance products, as agent. Loan fees and other non-interest income had slight increases, due primarily to increased prepayment fees generated on early loan payoffs. Cash surrender value income associated with bank-owned life insurance remained at $3.9 million, unchanged from the prior year.

        Net gains are composed of security gains and losses, losses from the extinguishment of debt and gains and losses on sales of loans, foreclosed property and fixed assets. The Corporation recorded $2.8 million in net gains in 2002, compared to net gains of $11.7 million in 2001. The net gains in 2002 were primarily composed of $4.6 million in net gains on the sales of securities, partially offset by a $3.0 million loss on the early liquidation of FHLB borrowings. $3.2 million of the gains on the sales of securities represented the realization of gains on the sale of bonds previously purchased as part of an asset liability strategy put in place to mitigate potential additional premium amortization due to mortgage loan prepayments. Additionally, the Bank realized $1.2 million in net gains in 2002 relating to the favorable disposition of certain loans, fixed assets and foreclosed property.

Non-Interest Expense

        Non-interest expense of $150.9 million for 2002 increased only $5.4 million, or 3.7%, from the 2001 level, reflecting the Bank's efforts to contain costs while pursuing its branch expansion strategies. The following table presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary

				2002/2001		2001/2000
(dollars in thousands)	2002	2001	2000	$ Variance	% Variance	$ Variance	% Variance
Salaries and Employee Benefits	$74,215	$70,307	$71,207	$3,908	5.6%	$(900)	(1.3)%
Occupancy Expense, Net	14,447	13,634	12,951	813	6.0	683	5.3
Furniture and Equipment	10,970	10,249	10,073	721	7.0	176	1.7
External Processing Fees	20,202	16,867	16,080	3,335	19.8	787	4.9
Advertising and Promotion	7,915	7,579	7,582	336	4.4	(3)	—
Communication and Postage	5,818	5,605	5,673	213	3.8	(68)	(1.2)
Printing and Supplies	2,508	2,775	2,715	(267)	(9.6)	60	2.2
Regulatory Fees	973	1,707	1,217	(734)	(43.0)	490	40.3
Professional Services	2,465	2,227	2,731	238	10.7	(504)	(18.5)
Other Non-Interest Expense	11,348	14,528	11,192	(3,180)	(21.9)	3,336	29.8

Total Non-Interest Expense	$150,861	$145,478	$141,421	$5,383	3.7%	$4,057	2.9%

        Salaries and employee benefits increased by $3.9 million, or 5.6%, due primarily to increased staffing from branch expansion efforts, partially offset by decreased staffing from outsourcing the item processing function at the end of 2001. Network expansion represented the full effect of 3 new branches opened in 2001, as well as nine net new branches opened in 2002. Full-time equivalent employees at December 31, 2002 were 1,599 compared to 1,545 at December 31, 2001. External processing fees increased $3.3 million, or 19.8%, from both volume increases and the addition of the item processing function. Branch expansion was also the cause of the growth in both occupancy expense and furniture and fixture expense that grew by a combined $1.5 million, or 6.4%. Other non-interest expense decreased $3.2 million from 2001, due primarily to a $1.9 million charge to establish a recourse reserve in 2001 related to securitized loans.

        During the year 2002, the Corporation paid $1.0 million to companies related to certain directors of the Corporation for legal and insurance services.

Income Taxes

        Provident recorded income tax expense of $21.7 million on pre-tax income of $70.0 million, for a 31% effective tax rate, compared to a 31.6% effective tax rate for 2001. The decrease in the effective tax rate was the result of the realization of benefits associated with tax strategies.

RESULTS OF OPERATIONS (2001/2000)

Overview

Comparative Summary Statement of Income

	Year Ended December 31,
				% Variance
(dollars in thousands)	2001	2000	$ Variance
Interest Income (tax-equivalent)	$349,035	$413,681	$(64,646)	(15.6)%
Interest Expense	208,933	258,677	(49,744)	(19.2)

Net Interest Income (tax-equivalent)	140,102	155,004	(14,902)	(9.6)
Provision for Loan Losses	17,940	29,877	(11,937)	(40.0)

Net Interest Income after Provision for Loan Losses	122,162	125,127	(2,965)	(2.4)
Non-Interest Income	74,955	64,470	10,485	16.3
Net Gains	11,727	10,746	981	9.1
Non-Interest Expense	145,478	141,421	4,057	2.9

Income Before Income Taxes (tax-equivalent)	63,366	58,922	4,444	7.5
Income Tax Expense (tax-equivalent)	20,741	19,217	1,524	7.9

Income Before Accounting Change	42,625	39,705	2,920	7.4
Cumulative Effect of Accounting Change	(1,160)	—	(1,160)	—

Net Income	$41,465	$39,705	$1,760	4.4%

Comparative Summary Average Statement of Condition

	December 31,
				% Variance
(dollars in thousands)	2001	2000	$ Variance
Investment Securities	$1,750,954	$1,857,508	$(106,554)	(5.7)%
Loans	3,083,015	3,390,692	(307,677)	(9.1)
Other Earning Assets	12,776	42,962	(30,186)	(70.3)

Total Interest Earning Assets	4,846,745	5,291,162	(444,417)	(8.4)
Other Non-Earning Assets	282,233	191,584	90,649	47.3

Total Assets	$5,128,978	$5,482,746	$(353,768)	(6.5)%

Deposits	$3,252,564	$3,574,192	$(321,628)	(9.0)
Borrowings	1,204,338	1,254,942	(50,604)	(4.0)

Total Interest-Bearing Liabilities	4,456,902	4,829,134	(372,232)	(7.7)
Non-Interest Bearing Deposits and Other Liabilities	377,000	335,504	41,496	12.4
Stockholders' Equity	295,076	318,108	(23,032)	(7.2)

Total Liabilities and Stockholders' Equity	$5,128,978	$5,482,746	$(353,768)	(6.5)%

        The Corporation recorded net income in 2001 of $41.5 million or $1.56 per diluted share, a 4.4% increase in net income and 10.6% increase in diluted earnings per share over 2000. Tax-equivalent net interest income declined 9.6%, non-interest income, before net gains, grew 14.1%, while non-interest expense increased 2.9%. The provision for loan losses declined 40% from 2000 recognizing the improvement in the national syndicated loan portfolio associated with the health care industry, which translated into lower charge-offs. In accordance with the adoption of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", the Corporation recognized a transition adjustment in 2001 of $1.2 million net of taxes on January 1, 2001.

Net Interest Income

        Tax-equivalent net interest income for 2001 decreased $14.9 million, or 9.6%, from 2000 as average earning assets declined $444 million over the prior year. The net interest margin decreased to 2.89% from 2.93% in 2000.

        Provident's tax-equivalent interest income decreased $64.6 million, or 15.6%, during 2001 due to the decline in average earning assets along with a 62 basis point decrease in yield. The decrease in yield was mainly due to a lower interest rate environment during 2001 compared to 2000, which contributed to higher premium amortization on the acquired consumer loan portfolio. The average prime rate in 2001 was 6.77% compared to 9.23% in 2000. The decrease of $444 million in average earning assets was in accordance with the Corporation's strategic plan to reduce the non-core segment of the balance sheet, a large portion of which is comprised of the acquired consumer loan portfolio which declined $474 million during 2001. This decline was related to run-off associated with the lower interest rate environment that led to large refinancings, and to a $239 million securitization during the second quarter of 2001. Average investments declined $107 million and mortgage loans held for sale declined $31 million during the year. Average real estate construction loans increased $78 million and average core consumer loans increased $101 million. The yield on investments and loans decreased 41 basis points and 72 basis points, respectively. This decline is related to a lower interest rate environment that contributed to additional premium amortization of approximately $9.0 million on the acquired loan portfolio.

        Interest expense decreased $49.7 million from 2000, resulting from a $372 million decline in average interest-bearing liabilities and lower cost of funds. The overall cost of funds decreased 58 basis points, as total interest-bearing liabilities decreased 67 basis points mainly due to a lower rate environment. The average rate paid on borrowed funds decreased 95 basis points during 2001.

        The decrease in average interest-bearing liabilities reflected a $322 million decline in interest-bearing deposits, including a $495 million decline in brokered CDs which followed the Corporation's strategy of reducing its dependence on the non-core segment. Non-interest bearing demand deposit accounts grew by $46 million or 16%, while borrowed funds decreased by $51 million.

        As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $225 thousand and interest expense decreased by $982 thousand, for a total increase of $757 thousand in net interest income for the year ended December 31, 2001.

Provision for Loan Losses

        The provision for loan losses was $17.9 million, down from $29.9 million in 2000. The decrease in the provision resulted from lower charge-offs, improved asset quality and a decline in loan balances of $561 million. Net charge-offs were $21.0 million in 2001 compared to $27.4 million in 2000. Of the $21.0 million in net charge-offs for 2001, $14.1 million was from the acquired consumer loan portfolio and $2.1 million from syndicated loans. The decline in charge-offs was primarily attributable to the absence in 2001 of material issues in the health care portfolio, which were primarily addressed in 2000. The majority of the increase in charge-offs in the acquired consumer loan portfolio was attributable to the bankruptcy of a third party servicer in 2001 and a thorough review of all loans delinquent 120 days or more. The lower loan balances were related to the non-core segment and the Corporation's decision to reduce the exposure to this portfolio.

        Net charge-offs as a percentage of average loans was .68% in 2001 compared to .81% in 2000. Non-accrual loans ended the year at $28.8 million or 1.04% of loans outstanding, a decrease of $4.9 million from December 31, 2000. This decrease was due to fewer problem credits in the commercial business portfolio.

Non-Interest Income

        Total non-interest income before net gains increased 16.3% to $75 million. Net gains were $11.7 million, an increase of $1.0 million from 2000. As part of the Bank's hedging strategy, approximately $7 million in security gains were taken on securities held specifically to offset the additional premium amortization.

        Deposit service charges rose 19.4% over 2000 levels, due mainly to a $7.8 million increase in retail demand deposit service fees. This increase was attributable to higher account volume associated with the Corporation's continued network expansion and pricing changes that were in line with the competition. Since inception of the Bank's retail expansion strategy in 1997, service charges on deposit accounts have grown from $26.5 million to $60.3 million. Average interest-bearing demand/money market deposits grew $85.4 million or 14.2% over 2000, while non-interest bearing deposits increased $45.6 million, or 15.6%. These balance increases were the result of network expansion and continued promotion and sales efforts of retail deposit products.

        Commissions and fees increased modestly from 2000, to $4.8 million. Income from investment services increased $800 thousand while check cashing fees declined $500 thousand related to the Company's decision to sell the check cashing business during the third quarter of 2000. An increase of $1.9 million associated with Bank Owned Life Insurance was offset by a $2.0 million decline in income from mortgage banking activities. This decline was the result of the strategic decision made to phase out the mortgage lending operations of the Bank's subsidiary, Provident Mortgage Corp. during 2001.

Non-Interest Expense

        Provident's non-interest expense of $145.5 million represented a 2.9% increase, or $4.1 million, from 2000 expenses.

        Salaries and benefits decreased $900 thousand during the year. The decline in salaries was driven by the decision to phase out the mortgage operations and to outsource the item processing operations, which more than offset the increase related to network expansion. Network expansion represented the full effect of 16 new branches opened in the year 2000 as well as three new branches opened in 2001. Full-time equivalent employees at December 31, 2001 were 1,545 compared to 1,594 at December 31, 2000. The increase in occupancy costs is mainly due to additional rent and leasehold improvements related to the branch network expansion noted above. This branch network also contributed to increased furniture and equipment expense, along with the upgrading of system technology.

        External processing increased $787 thousand, or 4.9%, and was attributable to a 3.9% increase in average account volume and the strategic decision to outsource the Bank's item processing function. Although outsourcing the item processing function increased the external processing expense, compensation and benefits were reduced by a similar amount while offering the bank the ability to be more competitive within its market place. The increase in regulatory fees was due to temporarily higher deposit assessment rates attributable to a change in the Corporation's capital level at March 31, 2001 caused by the restatement related to the acquired loan portfolio. Other non-interest expense increased $3.3 million to $14.5 million in 2001. This increase was mainly related to a required increase the recourse liability related to securitized loans. During the year 2001, the Corporation paid $416 thousand to companies related to certain directors of the Corporation for legal and insurance services.

Income Taxes

        Provident recorded income tax expense of $19.8 million on pre-tax income of $62.4 million for an effective tax rate of 31.6%, compared to an effective tax rate of 31.5% for 2000.

RECENT ACCOUNTING DEVELOPMENTS

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 30, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. Management does not expect SFAS No. 143 to have a significant impact on the Corporation.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Management is unable to determine the impact of this standard due to its prospective application.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("the Interpretation"), which addresses the disclosure to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 12 to the Consolidated Financial Statements. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of transaction with multiple elements. The Corporation will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        See "Credit Risk Management" on page 8 and "Market Risk and Interest Rate Sensitivity" on page 25 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Page
Report of Independent Accountants	40
For the Three Years Ended December 31, 2002, 2001 and 2000
Consolidated Statement of Income	42
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income	44
Consolidated Statement of Cash Flows	45
Consolidated Statement of Condition at December 31, 2002 and 2001	43
Notes to Consolidated Financial Statements	46

Financial Reporting Responsibility

Consolidated Financial Statements

        Provident Bankshares Corporation (the "Corporation") is responsible for the preparation, integrity and fair presentation of its published consolidated financial statements as of December 31, 2002 and the year then ended. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include amounts, some of which are based on judgments and estimates of management.

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

        Management assessed its internal control structure over financial reporting as of December 31, 2002. This assessment was based on criteria for effective internal control over financial reporting described in "Internal Control—Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 2002.

Compliance with Laws and Regulations

        Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

        Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2002.

Report of Independent Accountants

The Board of Directors and Stockholders
Provident Bankshares Corporation:

        We have audited the accompanying consolidated statement of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Baltimore, Maryland
January 15, 2003

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Baltimore, Maryland
January 16, 2002

(This page has been left blank intentionally.)

Consolidated Statement of Income

Provident Bankshares Corporation and Subsidiaries

	Year Ended December 31,
(dollars in thousands, except per share data)	2002	2001	2000
Interest Income
Interest and Fees on Loans	$174,672	$231,573	$281,942
Interest on Securities	100,468	114,036	128,402
Tax-Advantaged Interest	1,816	2,176	2,092
Interest on Short-Term Investments	90	309	262

Total Interest Income	277,046	348,094	412,698

Interest Expense
Interest on Deposits	83,013	142,642	177,696
Interest on Short-Term Borrowings	6,338	12,462	33,758
Interest on Long-Term Borrowings	46,171	53,829	47,223

Total Interest Expense	135,522	208,933	258,677

Net Interest Income	141,524	139,161	154,021
Less: Provision for Loan Losses	9,825	17,940	29,877

Net Interest Income after Provision for Loan Losses	131,699	121,221	124,144

Non-Interest Income
Service Charges on Deposit Accounts	70,710	60,331	50,544
Commissions and Fees	4,823	4,836	4,737
Net Gains	2,786	11,727	10,746
Other Non-Interest Income	10,861	9,788	9,189

Total Non-Interest Income	89,180	86,682	75,216

Non-Interest Expense
Salaries and Employee Benefits	74,215	70,307	71,207
Occupancy Expense, Net	14,447	13,634	12,951
Furniture and Equipment Expense	10,970	10,249	10,073
External Processing Fees	20,202	16,867	16,080
Other Non-Interest Expense	31,027	34,421	31,110

Total Non-Interest Expense	150,861	145,478	141,421

Income before Income Taxes	70,018	62,425	57,939
Income Tax Expense	21,713	19,800	18,234

Income before Cumulative Effect of Change in Accounting Principle	48,305	42,625	39,705
Cumulative Effect of Change in Accounting Principle, Net	—	(1,160)	—

Net Income	$48,305	$41,465	$39,705

Basic Earnings Per Share
Income before Cumulative Effect of Change in Accounting Principle	$1.94	$1.65	$1.44
Cumulative Effect of Change in Accounting Principle, Net	—	(0.04)	—

Net Income	$1.94	$1.61	$1.44

Diluted Earnings Per Share
Income before Cumulative Effect of Change in Accounting Principle	$1.88	$1.60	$1.41
Cumulative Effect of Change in Accounting Principle, Net	—	(0.04)	—

Net Income	$1.88	$1.56	$1.41

The accompanying notes are an integral part of these statements.

Consolidated Statement of Condition

Provident Bankshares Corporation and Subsidiaries

	December 31,
(dollars in thousands)	2002	2001
Assets
Cash and Due From Banks	$145,063	$105,986
Short-Term Investments	3,129	11,798
Mortgage Loans Held for Sale	8,899	6,932
Securities Available for Sale	1,993,229	1,804,234
Loans	2,560,563	2,776,893
Less: Allowance for Loan Losses	33,425	34,611

Net Loans	2,527,138	2,742,282

Premises and Equipment, Net	47,031	45,687
Accrued Interest Receivable	28,101	34,057
Intangible Assets	9,340	9,747
Other Assets	128,792	138,994

Total Assets	$4,890,722	$4,899,717

Liabilities
Deposits:
Noninterest-Bearing	$492,661	$384,009
Interest-Bearing	2,695,305	2,972,038

Total Deposits	3,187,966	3,356,047
Short-Term Borrowings	539,758	366,321
Long-Term Debt	814,546	860,106
Other Liabilities	32,817	30,961

Total Liabilities	4,575,087	4,613,435

Stockholders' Equity
Common Stock (par value $1.00) authorized 100,000,000 shares; issued 31,737,237 and 31,405,793 shares at December 31, 2002 and 2001, respectively	31,737	31,406
Capital Surplus	289,698	284,457
Retained Earnings	124,862	97,749
Net Accumulated Other Comprehensive Income (Loss)	14,920	(6,458)
Treasury Stock at Cost — 7,373,601 and 6,294,201 shares at December 31, 2002 and 2001, respectively	(145,582)	(120,872)

Total Stockholders' Equity	315,635	286,282

Total Liabilities and Stockholders' Equity	$4,890,722	$4,899,717

The accompanying notes are an integral part of these statements.

Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income

Provident Bankshares Corporation and Subsidiaries

(dollars in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders' Equity
Balance at January 1, 2000	$26,226	$203,364	$102,587	$(44,323)	$(13,255)	$274,599
Net Income — 2000	—	—	39,705	—	—	39,705
Other Comprehensive Income, Net of Tax:
Net Unrealized Gain on Debt Securities, Net of Reclassification Adjustment	—	—	—	33,628	—	33,628

Total Comprehensive Income						73,333
Dividends Paid ($.64 per share)	—	—	(17,716)	—	—	(17,716)
Exercise of Stock Options (82,220 shares)	82	803	—	—	—	885
Stock Dividend (1,256,017 shares)	1,256	18,832	(20,088)	—	—	—
Purchase of Treasury Shares (3,168,103 shares)	—	—	—	—	(51,125)	(51,125)
Issuance of Stock for Acquisition of Harbor Federal Bancorp (2,098,006 shares)	2,098	27,519	—	—	—	29,617
Common Stock Issued under Dividend Reinvestment Plan (46,948 shares)	47	666	—	—	—	713

Balance at December 31, 2000	29,709	251,184	104,488	(10,695)	(64,380)	310,306
Net Income — 2001	—	—	41,465	—	—	41,465
Other Comprehensive Income, Net of Tax:
Net Unrealized Gain on Debt Securities, Net of Reclassification Adjustment	—	—	—	4,854	—	4,854
Loss on Derivatives Due to SFAS No. 133 Transition Adjustment	—	—	—	(452)	—	(452)
Loss on Derivatives Recognized in Other Comprehensive Income	—	—	—	(165)	—	(165)

Total Comprehensive Income						45,702
Dividends Paid ($.75 per share)	—	—	(19,545)	—	—	(19,545)
Exercise of Stock Options (444,422 shares)	444	5,111	—	—	—	5,555
Stock Dividend (1,219,530 shares)	1,220	27,439	(28,659)	—	—	—
Purchase of Treasury Shares (2,432,232 shares)	—	—	—	—	(56,492)	(56,492)
Common Stock Issued under Dividend Reinvestment Plan (32,898 shares)	33	723	—	—	—	756

Balance at December 31, 2001	31,406	284,457	97,749	(6,458)	(120,872)	286,282
Net Income — 2002	—	—	48,305	—	—	48,305
Other Comprehensive Income, Net of Tax:
Unrealized Gain on Debt Securities, Net of Reclassification Adjustment	—	—	—	25,686	—	25,686
Loss on Derivatives Recognized in Other Comprehensive Income	—	—	—	(1,804)	—	(1,804)
Minimum Pension Liability Adjustment	—	—	—	(2,504)	—	(2,504)

Total Comprehensive Income						69,683
Dividends Paid ($.85 per share)	—	—	(21,192)	—	—	(21,192)
Exercise of Stock Options (296,515 shares)	296	4,441	—	—	—	4,737
Purchase of Treasury Shares (1,079,400 shares)			—	—	(24,710)	(24,710)
Common Stock Issued under
Dividend Reinvestment Plan (34,796 shares)	35	800	—	—	—	835

Balance at December 31, 2002	$31,737	$289,698	$124,862	$14,920	$(145,582)	$315,635

The accompanying notes are an integral part of these statements.

Consolidated Statement of Cash Flows

Provident Bankshares Corporation and Subsidiaries

	Year Ended December 31,
(in thousands)	2002	2001	2000
Operating Activities
Net Income	$48,305	$41,465	$39,705
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	37,508	40,344	20,527
Provision for Loan Losses	9,825	17,940	29,877
Provision for Deferred Income Tax (Benefit)	(2,837)	(10,652)	12,043
Net Gains	(2,786)	(11,727)	(10,746)
Loans Originated or Acquired and Held for Sale	(75,408)	(46,827)	(155,544)
Proceeds from Sales of Loans Held for Sale	73,919	48,922	180,197
Net (Increase) Decrease in Accrued Interest Receivable And Other Assets	8,416	39,391	(7,597)
Net Increase (Decrease) in Accrued Expenses and Other Liabilities	1,853	(12,631)	(22,219)

Total Adjustments	50,490	64,760	46,538

Net Cash Provided by Operating Activities	98,795	106,225	86,243

Investing Activities
Principal Collections and Maturities of Securities Available for Sale	733,269	661,822	246,709
Proceeds from Sales of Securities Available for Sale	1,086,314	786,915	255,775
Purchases of Securities Available for Sale	(1,992,434)	(1,135,321)	(265,034)
Loan Principal Collections Less Originations and Purchases	198,659	242,848	(339,481)
Purchases of Bank Owned Life Insurance	—	—	(51,620)
Proceeds from Business Acquisition	—	—	2,451
Purchases of Premises and Equipment	(10,779)	(8,750)	(8,829)

Net Cash Provided (Used) by Investing Activities	15,029	547,514	(160,029)

Financing Activities
Net Decrease in Deposits	(168,081)	(598,723)	(27,188)
Net Increase (Decrease) in Short-Term Borrowings	173,437	(31,511)	43,080
Proceeds from Long-Term Debt	95,000	101,900	729,917
Payments and Maturities of Long-Term Debt	(143,442)	(34,439)	(600,835)
Issuance of Stock	5,572	6,311	1,598
Purchase of Treasury Stock	(24,710)	(56,492)	(51,125)
Cash Dividends on Common Stock	(21,192)	(19,545)	(17,716)

Net Cash Provided (Used) by Financing Activities	(83,416)	(632,499)	77,731

Increase in Cash and Cash Equivalents	30,408	21,240	3,945
Cash and Cash Equivalents at Beginning of Year	117,784	96,544	92,599

Cash and Cash Equivalents at End of Year	$148,192	$117,784	$96,544

Supplemental Disclosures
Interest Paid, Net of Amount Credited to Deposit Accounts	$98,045	$154,403	$194,595
Income Taxes Paid	29,315	20,398	10,059
Loans Securitized and Converted to Securities Available for Sale	—	238,874	309,998
Stock Dividend	—	28,659	20,088

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Note 1—Summary of Significant Accounting Policies

        Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank offers consumer and commercial banking services through a network of branch offices and ATMs in the Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center and leases through Court Square Leasing Corporation and Provident Lease Corporation.

        The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report.

Principles of Consolidation and Basis of Presentation

        The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased, if any, are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition.

        Certain prior years' amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on Stockholders' Equity or Net Income as previously reported.

Use of Estimates

        In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Estimates and assumptions are utilized in the determination of the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, fair value of financial instruments disclosures, stock option plan, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. It is at least reasonably possible that each of the Corporation's estimates could change in the near term and the affect of the change could be material to the Corporation's Consolidated Financial Statements.

Asset Prepayment Rates

        The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers elections to refinance the underlying mortgages based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Management makes prepayment rate projections by utilizing actual prepayment speed experience and available market information on like-kind instruments. The assumed prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Investment Securities

        The Corporation classifies investments as either held-to-maturity, available for sale or trading, at the time of purchase. Securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that the Corporation intends to hold for an indefinite period of time, but may sell to respond to changes in interest rates, prepayment risks, liquidity needs or other similar factors, are classified as available for sale. Available for sale securities are reported at fair value. Any unrealized appreciation or depreciation in value is reported as a separate component of Stockholders' Equity as Net Accumulated Other Comprehensive Income, which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from the sales of securities are recognized by the specific identification method and are reported in Net Gains. At all periods presented, the Corporation's securities were classified as available for sale.

        Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

        From time to time, the Corporation has securitized second mortgage loans out of its acquired loan portfolio with Fannie Mae, with the resultant securities placed in the securities portfolio. The retention of the securities represents a retained interest and no gain or loss was recorded on these transactions. The securities are valued at fair market value along with the Corporation's remaining securities. The Corporation is fully obligated to Fannie Mae under the recourse provisions associated with the securities for all credit and interest losses, collectively referred to as losses. The recourse exposure, based on the expected losses on the underlying loans over the life of the loans, is recognized as a liability. The recourse liability is evaluated periodically for adequacy by estimating the present value of estimated future losses. This estimate determines if additional amounts need to be provided to the recourse liability through a charge to earnings. Any loans that are determined to be losses by Fannie Mae are charged against the recourse liability.

Mortgage Loans Held for Sale

        The Corporation underwrites and settles mortgage loans with the intent to sell them within a short-term period of time. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regards to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in Net Gains. At

December 31, 2002 and 2001, the Corporation did not have any servicing retained on mortgage loans sold.

Loans

        All interest on loans is accrued at the contractual rate and credited to income based upon the principal amount outstanding. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes deferred loan origination fees net of deferred direct incremental loan origination costs. Net amortization of these fees and costs is recognized into interest income as a yield adjustment and is reported as Interest and Fees on Loans. Purchased loans are reported at the principal amount outstanding net of purchase premiums or discounts. Premiums and discounts associated with purchased loans are amortized over the expected life of the loans using the interest method and recognized in interest income as a yield adjustment.

        Management places a commercial loan on non-accrual status and discontinues the accrual of interest and reverses previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/ or principal cannot be reasonably expected, or when it is 90 days past due, unless the loan is well secured and in the process of collection. At times, commercial loans secured by real estate are charged-off and the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at lower of cost or fair market value less cost to sell ("net fair value"). The difference between the loan balance and the net fair value at time of foreclosure is recorded as a charge-off. Other real estate owned is evaluated periodically for impairment of value. Impairment of value is recognized through a charge to earnings.

        Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan balance to net fair value exceeds 90%, the loan is placed on non-accrual status and all accrued but unpaid interest is reversed against interest income. If the loan is in a junior lien position, all other liens are considered in calculating the loan to value ratio. With limited exceptions, no loan continues to accrue interest after reaching 210 days past due. Charge-offs of delinquent loans secured by residential real estate are recognized when losses are reasonably estimable and probable. Generally, no later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral's net fair value is charged-off. Subsequent to any partial charge-offs, loans are carried on non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs are periodically evaluated to determine whether additional charge-offs are warranted. Upon liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan result in additional charge-offs. Generally, closed-end consumer loans secured by non-residential collateral that become past due 120 days are charged-off in full. Unsecured open-end consumer loans are charged-off in full at 180 days past due. Occasional exceptions are made based on certain third party guarantees.

        Individual loans are considered impaired when, based on available information, it is probable that the Corporation will be unable to collect principal and interest when due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired loans. The measurement of impaired loans is based on the present value of expected cash flows discounted at the historical effective interest rate, the market price of the loan or the fair value of the underlying collateral. Impairment criteria are applied to the loan portfolio exclusive of smaller balance homogeneous loans, such as residential mortgage and consumer loans, which are evaluated collectively for impairment.

        In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may cease to be considered impaired loans in the calendar years subsequent to the restructuring. Generally, a non-accrual loan that is restructured remains on non-accrual for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower's ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan.

        An analysis of impaired loans is incorporated in the evaluation of the allowance for loan losses. Collections of interest and principal on all impaired loans are generally applied as a reduction to the outstanding principal balance of the loan. Once future collectibility has been established, interest income may be recognized on a cash basis.

Allowance for Loan Losses

        The Corporation maintains an allowance for loan losses ("the allowance"), which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

        The allowance is based on management's continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

        The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation's lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower's circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower's financial capacity to service the debt and the presence and value of collateral for the loan.

        For portfolios such as consumer loans, commercial business loans and loans secured by real estate, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. Each quarter, twelve-month rolling loss rates for homogenous pools of loans in the consumer portfolio provide the basis for the allocated reserve. Historical loss rates also provide the basis for reserves allocated to pools within the commercial portfolios. For any portfolio where the Bank lacks sufficient historic experience, industry loss rates are used. If recent history is not deemed to reflect the inherent losses existing within a portfolio, older historic loss rates during a period of similar economic or market conditions are used.

        The Bank's credit administration group adjusts the indicated loss rates based on qualitative factors. Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. For commercial and real estate portfolios, additional factors include the level and trend of watched and criticized credits within those portfolios; commercial real estate vacancy, absorption and rental rates; and the number and volume of syndicated credits, construction loans, speculative construction loans or other portfolio segments deemed to carry higher levels of risk. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

        The unallocated component of the allowance exists to mitigate the imprecision inherent in management's estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

        Lending management meets at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to evaluate the allowance. The Corporation has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its reviews to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

        Management believes that it uses the best information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

        The Bank is examined annually by the FDIC and, accordingly, as part of this exam, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Premises and Equipment

        Premises, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or, for leasehold improvements, the lives of the related leases, if shorter. Major improvements are capitalized, while maintenance and repairs are charged to expense as incurred.

Goodwill and Intangible Assets

        Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which provides guidance on accounting for goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions made by the Corporation. Under the provisions of SFAS No. 142, the Corporation ceased amortization of goodwill in 2002, however, the Corporation continues to amortize the deposit-based intangible, which is being amortized over seven years. Testing of goodwill balances for impairment occurs on an annual basis.

Income Taxes

        The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part be beyond the Bank's control, it is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Derivative Financial Instruments

        Effective January 1, 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), as amended by SFAS Nos. 137 and 138 (collectively, "SFAS No. 133"). The statement establishes the accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to: 1) hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge, 2) hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge, or 3) hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.

        The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy to manage its interest rate risk exposure. This strategy aims to stabilize net interest income through periods of changing interest rates. Derivative products used are interest rate swaps, caps and floors, used separately or in combination. The choice of derivative used is determined by the particular hedge objective. At December 31, 2002, all of the Corporation's derivatives qualify as hedges. Risks in these hedge transactions involve nonperformance by counter-parties under the terms of the contract (counter-party credit risk) and the possibility that interest rate movements or general market volatility could result in a loss in effectiveness and necessitate the recognition of a loss (market risk). Counter-party credit risk is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Additionally, credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure on-going effectiveness. The Corporation employs only hedges that are highly effective. The Corporation's hedging activities and strategies are monitored by the Bank's Asset / Liability Committee ("ALCO") as part of its oversight of the treasury function, which is responsible for developing, modeling and implementing hedging strategies.

        All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception, and on a periodic basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The majority of the derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative's fair value is equal to the change in the hedge item's fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedge's inception and on an ongoing basis.

        Fair value hedges that meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in Other Comprehensive Income ("OCI"). Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings.

        When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the balance sheet at its fair value but ceases to adjust the hedged asset or liability for changes in value. All ineffective portions of hedges are reported in and affect net earnings immediately.

        The adoption of SFAS No. 133 in 2001 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax) reflected as Cumulative Effect of Change in Accounting Principle. This represented the difference between the derivatives previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

        Gains and losses on derivatives that arose prior to the initial application of SFAS No. 133 and that were previously deferred as adjustments of the carrying amount of hedged items were not adjusted and accordingly were not included in the transition adjustment.

Pension Plan

        The Corporation has a defined benefit pension plan which covers substantially all employees. The cost of this noncontributory pension plan was computed and accrued using the projected unit credit method.

        Prior service cost is amortized using the straight-line method over the average remaining service period of employees expected to receive benefits under the plan. Annual contributions are made to the plan in an amount equal to the minimum requirements, but no greater than the maximum allowed by regulatory authorities.

        The excess of the pension benefit obligation over the fair market value of the plan assets is recognized as an accrued liability. A portion of this accrued liability is reflected, net of taxes, in Net Accumulated OCI.

Stock-Based Compensation

        Under the Corporation's Amended and Restated Stock Option Plan (the "Option Plan"), stock options are granted at an exercise price not less than the fair market value of the underlying shares of common stock on the date of the grant. As such, the Option Plan is classified as a fixed stock option plan.

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (collectively, "SFAS No. 123"). The purpose of SFAS No. 148 is: 1) to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, 2) to amend the disclosure provisions to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and 3) to require disclosure about those effects in interim financial information. The disclosure provisions of SFAS No. 148 were effective for the Corporation for the year ended December 31, 2002, and the required disclosures have been made below.

        The provisions of SFAS No. 123 provide the Corporation with the option of accruing stock-based employee compensation expense, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Accordingly, no compensation expense has been recognized from 2000 through 2002.

        The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

(dollars in the thousands, except per share data)	2002	2001	2000
Net Income:
Net Income As Reported	$48,305	$41,465	$39,705
Deduction for Total Stock-Based Employee Compensation Expense Determined under Fair Value Based Method for all Awards, Net of Related Tax Effects	1,447	1,187	933

Pro Forma Net Income	$46,858	$40,278	$38,772

Basic Earnings Per Share:
As Reported	$1.94	$1.61	$1.44
Pro Forma	1.88	1.56	1.41

Diluted Earnings Per Share:
As Reported	$1.88	$1.56	$1.41
Pro Forma	1.83	1.51	1.38

        The weighted average fair value of all of the options granted during the periods 2000 through 2002 have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	2002	2001	2000
Dividend Yield	3.72%	3.29%	3.26%
Weighted Average Risk-Free Interest Rate	3.11%	4.61%	4.78%
Weighted Average Expected Volatility	25.68%	25.58%	25.78%
Weighted Average Expected Life in Years	6.75	6.46	6.42

Statement of Cash Flows

        For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Adopted Accounting Principles

        In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used. The standard broadens the definition of what constitutes a discontinued operation and how the results of discontinued operations are to be measured. The provisions of SFAS No. 144 were effective for the Corporation on January 1, 2002. To date no charges have been required for impairment.

        In April 2002, the FASB issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145, among other things, restricts the classification of gains and losses from the extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by GAAP. SFAS No. 145 is effective January 1, 2003, although earlier adoption was encouraged. The Corporation adopted this statement for 2002 and earlier periods. Accordingly, gains and losses from any previous extinguishment of debt recorded as extraordinary items have been reclassified to pre-tax income before extraordinary items. Gains and losses on future qualifying debt extinguishment will likewise be recorded in pre-tax income. During 2002, the Corporation extinguished debt resulting in a $3.0 million loss that is included in Net Gains.

        In October 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"), which is effective for acquisitions on or after October 1, 2002. The provisions of SFAS No. 147 amended SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions", SFAS No. 144, and FASB Interpretation No. 9. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and SFAS No. 142. In addition, this Statement amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used. The adoption of SFAS No. 147 did not have an impact on the Bank's earnings, financial condition, or equity.

Future Changes in Accounting Principles

        In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. Management does not expect SFAS No. 143 to have a significant impact on the Corporation.

        In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Management is unable to determine the impact of this standard due to its prospective application.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("the Interpretation"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 12. The Interpretation also requires the recognition of a liability by a guarantor at the inception of certain guarantees. It requires the guarantor to recognize a liability for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of transaction with multiple elements. The Corporation will apply the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002.

Note 2—Restrictions on Cash and Due From Banks

        The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $45.7 million and $35.4 million during the years ended December 31, 2002 and 2001, respectively.

        In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2002 and 2001, the Corporation maintained average compensating balances of $8.1 million and $21.4 million, respectively. In addition, the Corporation paid fees totaling $953 thousand in 2002, $749 thousand in 2001 and $533 thousand in 2000 in lieu of maintaining compensating balances.

Note 3—Investment Securities

        The aggregate amortized cost and market values of the available for sale securities portfolio were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Market Value
December 31, 2002
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$54,074	$199	$—	$54,273
Mortgage-Backed Securities	1,767,095	28,258	570	1,794,783
Municipal Securities	19,547	1,580	—	21,127
Other Debt Securities	121,656	3,353	1,963	123,046

Total Securities Available for Sale	$1,962,372	$33,390	$2,533	$1,993,229

December 31, 2001
Securities Available for Sale
U.S. Treasury and Government Agencies and Corporations	$100,390	$1	$3,694	$96,697
Mortgage-Backed Securities	1,514,396	10,220	5,144	1,519,472
Municipal Securities	22,461	701	1	23,161
Other Debt Securities	175,769	201	11,066	164,904

Total Securities Available for Sale	$1,813,016	$11,123	$19,905	$1,804,234

        The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31, 2002 and 2001 are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2002		2001
(in thousands)	Amortized Cost	Market Value	Amortized Cost	Market Value
Securities Available for Sale
In One Year or Less	$8,853	$8,900	$3,943	$3,976
After One Year Through Five Years	17,267	18,503	55,009	55,336
After Five Years Through Ten Years	25,374	25,911	71,181	67,666
Over Ten Years	143,783	145,132	168,487	157,784
Mortgage-Backed Securities	1,767,095	1,794,783	1,514,396	1,519,472

Total Securities Available for Sale	$1,962,372	$1,993,229	$1,813,016	$1,804,234

        The table below provides the sales proceeds and the components of net securities gains from the securities available for sale portfolio.

(in thousands)	2002	2001	2000
Sales Proceeds	$1,086,314	$786,915	$255,775

Gross Gains	$14,376	$14,918	$8,825
Gross Losses	9,747	3,476	326

Net Securities Gains	$4,629	$11,442	$8,499

        At December 31, 2002, a net unrealized after-tax gain of $19.8 million on the securities portfolio was reflected in Net Accumulated OCI, compared to a net unrealized after-tax loss of $5.8 million at December 31, 2001.

        Securities with a market value of $1.0 billion at both December 31, 2002 and 2001 were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

        Debt securities totaling $10.4 million were determined to be other than temporarily impaired during the second quarter of 2002. A pre-tax charge of $8.7 million that reduced the basis of the securities to their fair value was included in gross losses on securities. Accrued interest of $189 thousand was reversed from interest income. This security was subsequently disposed of in late 2002 for a gross gain of $163 thousand.

        Debt securities totaling $4.3 million were determined to be other than temporarily impaired in the fourth quarter of 2001 as a result of potential liquidity difficulties faced by the issuer. A pre-tax charge of $1.9 million that reduced the basis of the securities to their fair value was included in gross losses on securities. Accrued interest of $188 thousand was reversed from interest income. Interest payments continued to be received as stipulated by the debt agreement, therefore the security was returned to accrual status in 2002.

Note 4—Loans and Allowance for Loan Losses

        A summary of loans outstanding at December 31 is shown in the table below.

(in thousands)	2002	2001
Consumer:
Home Equity—Direct	$373,317	$349,872
Marine	418,966	331,598
Home Equity—Acquired	545,323	730,563
Other Direct	51,393	58,066
Other Indirect	37,475	91,618

Total Consumer	1,426,474	1,561,717
Commercial Business	376,065	379,616
Real Estate—Construction:
Residential	119,732	100,564
Commercial	238,344	208,004
Real Estate—Mortgage:
Residential	168,869	308,906
Commercial	231,079	218,086

Total Loans	$2,560,563	$2,776,893

        The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31:

(in thousands)	2002	2001	2000
Balance at Beginning of the Year	$34,611	$38,374	$36,445
Allowance of Acquired Company	—	—	404
Provision for Loan Losses	9,825	17,940	29,877
Allowance Related to Securitized Loans	—	(690)	(950)
Loans Charged-Off	(15,397)	(22,623)	(29,200)
Less: Recoveries of Loans Previously Charged-Off	4,386	1,610	1,798

Net Loans Charged-Off	(11,011)	(21,013)	(27,402)

Balance at End of the Year	$33,425	$34,611	$38,374

        At December 31, 2002, 2001 and 2000, the recorded investment in commercial loans that were on non-accrual status, and therefore considered impaired, totaled $650 thousand, $3.8 million and $13.6 million, respectively. There was no related allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $27 thousand in 2002, $626 thousand in 2001 and $2.1 million in 2000 would have been recorded. No interest income was recognized on these loans during 2002. The average recorded investment in impaired commercial loans was approximately $388 thousand in 2002 and $6.5 million in 2001.

Note 5—Premises and Equipment

        Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 13 branches and other facilities in the Baltimore/Washington metropolitan area which are used primarily for the operations of the Bank.

(in thousands)	2002	2001
Land	$8,326	$8,471
Buildings and Leasehold Improvements	29,810	28,534
Furniture & Equipment	65,361	57,169

Total Premises and Equipment	103,497	94,174
Less: Accumulated Depreciation And Amortization	56,466	48,487

Net Premises and Equipment	$47,031	$45,687

        During 2001, the Corporation, as lessor, entered into a 50 year land lease for the property adjacent to the Corporation's headquarters. Under the agreement, the lessee will construct office and parking facilities on the property. The lease provides for discounted parking for the Corporation's employees in addition to office space adequate to meet the Corporation's future incremental operational requirements. Accordingly, the property was reclassified from property held for expansion to land. The lease provides for annual payments of $340 thousand, with an annual escalation provision of 1% per annum.

        In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000 the lease was renegotiated and at December 31, 2002 has ten years remaining on the term.

        The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of these leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to ten years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2002.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2003	$9,706	$45	$374	$10,035
2004	8,762	14	255	9,003
2005	7,134	—	193	7,327
2006	5,577	—	64	5,641
2007	4,359	—	21	4,380
2008 and Thereafter	19,919	—	—	19,919

Total Rental Commitments	$55,457	$59	$907	$56,305

        Rental expense for premises and equipment was $10.0 million in 2002, $9.3 million in 2001 and $8.8 million in 2000.

Note 6—Intangible Assets

        In September 2000, the Corporation acquired Harbor Federal Bancorp using the purchase method of accounting and allocated the purchase price to the fair value of the net assets acquired. This allocation resulted in $8.3 million of goodwill and $2.6 million of deposit-based intangibles. Under the provisions of SFAS No. 142 which the Corporation adopted effective January 1, 2002, the Corporation ceased amortization of goodwill, however, the Corporation continues to amortize the deposit-based intangible which is being amortized over seven years. Testing of goodwill balances was completed at the time of the implementation of SFAS No. 142 and no impairment of goodwill existed at that date. The Corporation continues to periodically monitor the balances for any indication of potential impairment in addition to annual impairment testing of the goodwill balances.

        The table presented below reflects the impact of the adoption of SFAS No. 142 on a consistent basis for the three years ended December 31:

(dollars in thousands, except per share data)	2002	2001	2000
Net Income:
Reported Net Income	$48,305	$41,465	$39,705
Add Back: Goodwill Amortization	—	484	139

Adjusted Net Income	$48,305	$41,949	$39,844

Basic Earnings Per Share:
Reported Net Income	$1.94	$1.61	$1.44
Add Back: Goodwill Amortization	—	0.02	—

Adjusted Net Income	$1.94	$1.63	$1.44

Diluted Earnings Per Share:
Reported Net Income	$1.88	$1.56	$1.41
Add Back: Goodwill Amortization	—	0.02	—

Adjusted Net Income	$1.88	$1.58	$1.41

        The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2002 and 2001.

(in thousands)	Goodwill	Accumulated Amortization	Deposit-Based Intangible	Accumulated Amortization	Total
Balance at January 1, 2001	$8,365	$(210)	$2,600	$(136)	$10,619
Amortization Expense for the Year Ended December 31, 2001	—	(484)	—	(445)	(929)
Final Purchase Adjustments to Balance	(51)	72	—	36	57

Balance at December 31, 2001	8,314	(622)	2,600	(545)	9,747
Amortization Expense for the Year Ended December 31, 2002	—	—	—	(407)	(407)

Balance at December 31, 2002	$8,314	$(622)	$2,600	$(952)	$9,340

        The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2002 from the acquisition of Harbor Federal:

(in thousands)
2003	$408
2004	408
2005	365
2006	280
2007	187

Total Deposit-Based Intangible	$1,648

Note 7—Deposits

        A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2002	Weighted Average Rate	2001	Weighted Average Rate
Non-Interest-Bearing	$492,661	—%	$384,009	—%
Money Market/Demand	847,966	1.05	742,563	1.27
Savings	662,021	0.71	604,684	1.25
Direct Time Certificates of Deposit	775,546	3.08	937,767	4.32
Broker Certificates of Deposit	409,772	6.15	687,024	6.26

Total Deposits	$3,187,966	1.97%	$3,356,047	2.98%

        The contractual maturities of certificates of deposit at December 31, 2002 are shown in the following table.

(in thousands)
2003	$743,285
2004	274,033
2005	88,094
2006	50,822
2007	26,811
After 2007	2,273

Total Certificates of Deposits	$1,185,318

        Time deposits with a denomination of $100,000 or more were $135.8 million and $166.1 million at December 31, 2002 and 2001, respectively.

        The contractual maturities of time deposits greater than $100,000 or more at December 31, 2002 are shown in the following table.

(dollars in thousands)	Amount	%
Three months or less	$49,014	36.1%
After three months through six months	18,191	13.4
After six months through twelve months	28,439	20.9
After twelve months	40,187	29.6

Total	$135,831	100.0%

        Demand deposit overdrafts that have been reclassified as loan balances were $3.0 million and $1.9 million at December 31, 2002 and 2001, respectively.

Note 8—Short-Term Borrowings

        At December 31, short-term borrowings were as follows:

(in thousands)	2002	2001
Securities Sold Under Repurchase Agreements	$233,748	$52,000
Federal Funds Purchased	304,000	312,278
Other Short-Term Borrowings	2,010	2,043

Total Short-Term Borrowings	$539,758	$366,321

        The following table sets forth various data on Securities Sold Under Repurchase Agreements and Federal Funds Purchased.

(dollars in thousands)	2002	2001	2000
Balance at December 31	$537,748	$364,278	$315,851
Average Balance During the Year	398,229	320,301	446,892
Maximum Month-End Balance	486,720	423,068	745,849
Weighted Average Rate During the Year	1.57%	3.53%	6.20%
Weighted Average Rate at December 31	1.15%	1.55%	6.03%

        At December 31, 2002 the Corporation had $423.0 million in unused Federal Funds lines.

Note 9—Long-Term Debt

        Long-term debt at December 31 was as follows:

(dollars in thousands)	2002	Average Rate	2001	Average Rate
Federal Home Loan Bank Advances — Fixed Rate	$292,609	6.88%	$330,096	6.91%
Federal Home Loan Bank Advances — Variable Rate	351,826	3.23	334,755	5.33
Trust Preferred Securities	76,986	9.02	69,630	9.02
Term Repurchase Agreements	93,125	3.21	125,625	5.50

Total Long-Term Debt	$814,546	5.09%	$860,106	6.26%

        At December 31, 2002, investment securities and certain real estate loans with carrying values of $532.4 million and $207.3 million, respectively, collateralize the Federal Home Loan Bank ("FHLB") Advances and term repurchase agreements. At December 31, 2002, the Corporation had $1.3 billion in unused lines of credit at the FHLB.

        The principal maturities of long-term debt at December 31, 2002 are presented below.

(in thousands)
2003	$155,540
2004	204,985
2005	273,213
2006	61,681
2007	8,327
After 2007	110,800

Total Long-Term Debt	$814,546

        In 1998 and 2000, the Corporation formed new wholly owned statutory business trusts, Provident Trust I ("Trust I") and Provident Trust II ("Trust II"). Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities that were sold to outside third parties. The sole purpose of the trusts was to invest the proceeds in an equivalent amount of 8.29% and 10% junior subordinated debentures of the Corporation due in 2028 and 2030, respectively. The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust's securities obligations. For financial reporting purposes, each trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt. The trust preferred securities are includable in Tier 1 capital for regulatory capital purposes.

        The trust preferred securities pay cash distributions which are payable semiannually for Trust I and quarterly for Trust II, based on their applicable rate and liquidation preference of $1,000 per security. Distributions to the holders of the trust preferred securities are included in Interest Expense. Under the provisions of the subordinated debentures, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative.

        The securities of Trust I are redeemable in whole or in part on or after April 15, 2008. Trust II securities are redeemable in whole or in part on or after February 28, 2005. Either of the securities is redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

Note 10—Stockholders' Equity

        During 2001, the Corporation declared a five percent stock dividend for the year to the stockholders of record as of April 30, 2001, that was paid on May 11, 2001, resulting in the distribution of 1,219,542 common shares with a par value of $1.00 per share. Accordingly, $1.2 million and $27.4 million were transferred from retained earnings to common stock and capital surplus, respectively. The impact of this stock dividend has been retroactively reflected in the earnings and dividends per share and stock option data in the financial statements and accompanying notes. There was no stock dividend declared in 2002.

        During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 1,079,400 and 2,432,232 shares of common stock at a cost of $24.7 million and $56.5 million during 2002 and 2001, respectively. At December 31, 2002, the Corporation had remaining authority to repurchase up to 4,000 shares under the program. In early 2003 the Corporation approved an extension of this program which enables the Corporation to repurchase an additional 1.0 million shares.

        The Corporation's Option Plan covers a maximum of 6.7 million shares of common stock that has been reserved for issuance under the Option Plan. The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation's board of directors. All options have a maximum duration of ten years from the date of grant. Options granted have a one, three or five year vesting schedule. A minority of options have vesting provisions which may be accelerated on the attainment of specific benchmarks related to the Corporation's performance which will fully vest irrespective of the attainment of the benchmarks at nine years and six months after the date of grant. These performance benchmarks were reasonably expected to be attainable within three to five years which was consistent with the time vesting formula for all other options granted. Regardless of the vesting schedule, all options vest immediately upon a change in control.

        The following table presents a summarization of the activity related to the options for the periods indicated:

	2002		2001		2000
	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price
Outstandings, January 1,	2,322,148	$15.47	2,809,208	$13.97	2,326,420	$13.77
Granted	404,500	24.55	84,175	22.02	653,809	14.61
Exercised	(296,515)	11.21	(452,722)	6.43	(119,577)	11.03
Canceled or Expired	(28,686)	17.16	(118,513)	19.09	(51,444)	20.04

Outstandings, December 31,	2,401,447	$17.51	2,322,148	$15.47	2,809,208	$13.97

Options Exercisable at Year-end	1,640,595		1,602,451		1,535,868
Weighted Average Fair Value of Options Granted During the Year		$4.70		$5.06		$3.37
Options Available for Granting under the Option Plan	633,375		969,156		170,840

        The table below provides information on the stock options outstanding at December 31, 2002.

	Options Outstanding			Options Exercisable
Exercise Price Range of	Common Shares	Weighted Average Option Price	Weighted Average Remaining Contractual Life	Common Shares	Weighted Average Option Price
$0.00- 2.88	1,241	$0.70	4.1	1,241	$0.70
2.89- 5.76	47,043	3.87	3.3	47,043	3.87
5.77- 8.65	197,302	7.39	1.8	197,302	7.39
8.66-11.54	76,707	9.78	3.9	76,707	9.78
11.55-14.42	700,349	12.86	5.5	589,042	12.81
14.43-17.30	86,855	15.59	4.4	86,855	15.59
17.31-20.19	520,891	18.81	7.0	343,614	19.09
20.20-23.07	70,451	21.08	8.2	34,151	20.97
23.08-25.96	437,996	24.49	8.8	53,488	24.41
25.97-28.84	262,612	27.71	5.4	211,152	27.73

	2,401,447	$17.51	6.1	1,640,595	$15.68

Note 11—Derivative Financial Instruments

        The Bank enters into various derivative financial instruments to manage its interest rate risk exposure. Derivative financial instruments use notional amounts to represent a unit of measure but not the amount subject to accounting loss, which is much smaller. The two major types of derivatives used by the Corporation are interest rate swaps and interest rate cap/corridor arrangements.

        Credit risk that results from interest rate swaps, interest rate caps, and interest rate corridors is represented by gains on contracts which would require replacement in the event of nonperformance by the counter-parties. The market value associated with the interest rate swaps exists in the form of losses should the position be liquidated. The market value associated with interest rate cap/corridor arrangements only exists when premiums are amortized into interest expense without receiving any compensation from third parties.

        The table below presents the Corporation's open derivative positions at December 31:

(in thousands) Derivative Type	Hedge Objective	Notional Amount	Credit Risk Amount	Market Value	Unamortized Premium
2002
Interest Rate Swaps:
Pay Fixed/Receive Variable	Borrowing Cost	$45,000	$—	$(3,396)	$—
Receive Fixed/Pay Variable	Borrowing Cost	157,750	12,368	12,368	—
Interest Rate Caps/Corridors	Borrowing Cost	162,000	37	37	415

		$364,750	$12,405	$9,009	$415

2001
Interest Rate Swaps:
Pay Fixed/Receive Variable	Borrowing Cost	$45,000	$—	$(1,188)	$—
Pay Fixed/Receive Variable	Asset Values	19,236	16	(565)	—
Receive Fixed/Pay Variable	Borrowing Cost	70,000	2,111	2,111	—
Interest Rate Caps/Corridors	Borrowing Cost	162,000	891	891	965

		$296,236	$3,018	$1,249	$965

        At December 31, 2002 and 2001, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $11.8 million and $1.1 million, for the years ended December 31, 2002 and 2001, respectively, resulting in no net earnings impact. At December 31, 2002 and 2001, the Corporation recorded a cumulative decline in the fair value of derivatives of $2.4 million and $617 thousand, net of taxes, respectively, in Net Accumulated OCI to reflect the effective portion of cash flow hedges. For the years ended December 31, 2002 and 2001, the Corporation had no ineffective hedges.

        The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $2.0 million, before taxes to be recognized into earnings out of OCI in the next twelve months. This amount represents amortization of $375 thousand for interest rate caps and corridors, in addition to $1.6 million recognized from interest rate swaps. The amount associated with the interest rate swaps is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $247 thousand in interest rate caps and corridors and $2.2 million on the interest rate swaps.

        At December 31, 2002, the Corporation had deferred gains of $1.8 million and deferred losses of $2.3 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2010, based on the lives of the underlying assets. At December 31, 2001, the Corporation had deferred gains of $5.0 million and deferred losses of $4.5 million.

Note 12—Guarantees and Credit Risk

Securitizations and Recourse Provision

        During 1999 through 2001, the Corporation securitized a total of $946 million of its acquired home equity loan portfolio. These loans were securitized with Fannie Mae and the respective securities were placed into the Corporation's investment portfolio.

        The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $166.6 million and $426.6 million at December 31, 2002 and 2001, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in the loans. The recourse liability amounted to $2.8 million and $3.4 million at December 31, 2002 and 2001, respectively. The recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $850 thousand and $1.9 million for the years ended December 31, 2002 and 2001, respectively. At December 31, 2002, $2.2 million of loans with potential recourse were 90 days or more past due.

Concentrations of Credit Risk

        Commercial construction and mortgage loan receivables from real estate developers represent $514.3 million and $452.8 million of the total loan portfolio at December 31, 2002 and 2001, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $545.3 million and $730.6 million in acquired home equity loans at December 31, 2002 and 2001, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $419.0 million and $320.8 million at December 31, 2002 and 2001, respectively.

        The Corporation's investment portfolio contains mortgage-backed securities totaling $1.77 billion and $1.52 billion at December 31, 2002 and 2001, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. The majority of the securities are either directly or indirectly guaranteed by U.S. Government agencies or corporations. Management is of the opinion that credit risk is minimal.

Note 13—Related Party Transactions

        Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer. The schedule below presents data on these loans:

(in thousands)	Balance at December 31, 2001	Additions	Reductions	Balance at December 31, 2002
Loan Activity	$15,597	$15,317	$6,527	$24,387

Note 14—Net Gains, Other Non-Interest Income and Expense

        The components of net gains, other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2002	2001	2000
Net Gains:
Securities:
Write-down for Other Than Temporary Impairment	$(8,660)	$(1,949)	$—
Sales	13,289	13,391	8,499

Total Net Gains on Securities	4,629	11,442	8,499
Debt Extinguishment	(3,011)	—	1,185
Asset Sales	1,168	285	1,062

Net Gains	$2,786	$11,727	$10,746

(in thousands)	2002	2001	2000
Other Non-Interest Income:
Other Loan Fees	$3,016	$2,614	$2,390
Cash Surrender Value Income	3,921	3,921	2,065
Mortgage Banking Fees and Services	504	405	2,425
Other Non-Interest Income	3,420	2,848	2,309

Total Other Non-Interest Income	$10,861	$9,788	$9,189

Other Non-Interest Expense:
Advertising and Promotion	$7,915	$7,579	$7,582
Communication and Postage	5,818	5,605	5,673
Printing and Supplies	2,508	2,775	2,715
Regulatory Fees	973	1,707	1,217
Professional Services	2,465	2,227	2,731
Other Non-Interest Expense	11,348	14,528	11,192

Total Other Non-Interest Expense	$31,027	$34,421	$31,110

Note 15—Income Taxes

        The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2002	2001	2000
Current Income Tax Expense (Benefit):
Federal	$24,610	$29,829	$6,120
State	(60)	5	71

Total Current	24,550	29,834	6,191
Deferred Income Tax Expense (Benefit)	(2,837)	(10,652)	12,043

Total Income Tax Expense	$21,713	$19,182	$18,234

        The adoption of SFAS No. 133 on January 1, 2001 resulted in tax benefits of $618 thousand that are included in total income tax expense. Exclusive of the tax impact of SFAS No. 133, tax expense from continuing operations was $19.8 million, as reflected in the Consolidated Statement of Income.

        Tax expense associated with realized investment securities gains was $1.6 million in 2002, $4.0 million in 2001 and $3.0 million in 2000.

        The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2002 and 2001 are presented below.

	2002		2001
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan Loss Reserve Recapture	$—	$6,497	$—	$6,633
Reserve for Loan Loss	10,776	—	10,531	—
State Tax Receivable	11,112	—	11,683	—
Depreciation	—	11,435	—	6,242
Unrealized Gains or Losses on Debt Securities	—	10,686	3,145	—
Leasing Activities	6,614	—	3,746	—
REIT Dividend	480	—	2,783	—
Employee Benefits	2,563	—	2,741	—
Deferred Tax Liability on Securities Transactions	—	369	—	4,093
Purchase Accounting Adjustments	651	—	1,122	—
Write-down of Property Held for Sale	961	—	700	—
SFAS No. 133 Related Adjustments	671	—	671	—
Deposit-Based Intangible	—	574	—	717
Cash Flow Hedges	1,304	—	332	—
Harbor Federal Expenses	1,019	—	1,116	—
Gain on Sale/Leaseback	132	—	93	—
Capitalized Real Estate Owned Costs	42	—	42	—
Minimum Pension Liability	1,348	—	—	—
All Other	3,412	708	515	1,473

Subtotal	41,085	30,269	39,220	19,158
Less Valuation Allowance	7,487	—	8,058	—

Total	$33,598	$30,269	$31,162	$19,158

        The Corporation has state net operating loss carryforwards of $221 million which begin to expire in 2009 if not utilized.

        The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate.

	2002		2001		2000
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory Federal Income Tax Rate	$24,507	35.0%	$21,226	35.0%	$20,280	35.0%
Increases (Decreases) in Tax Rate Resulting From:
Tax-Advantaged Income	(1,824)	(2.6)	(1,965)	(3.3)	(1,294)	(2.2)
Disallowed Interest Expense	179	0.2	220	0.4	134	0.2
Employee Benefits	(205)	(0.3)	(127)	(0.2)	(88)	(0.1)
Low Income Housing Credit	(302)	(0.4)	(290)	(0.5)	(97)	(0.2)
State and Local Income Taxes, Net of Federal Income Tax Benefit	580	0.1	(1,652)	(2.7)	(3,279)	(5.6)
Change in Valuation Allowance	(571)	(0.1)	1,681	2.7	3,316	5.7
Other	(651)	(0.9)	89	0.2	(738)	(1.3)

Total Combined Effective Income Tax Rate	$21,713	31.0%	$19,182	31.6%	$18,234	31.5%

Note 16—Earnings Per Share

        Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. All prior period data has been restated to provide for the effects of stock dividends issued in 2000 and 2001.

        The following table presents a summary of per share data and amounts for the periods indicated:

	Year Ended December 31,
(in thousands, except per share data)	2002	2001	2000
Qualifying Net Income	$48,305	$41,465	$39,705
Basic EPS Shares	24,896	25,767	27,489
Basic EPS	$1.94	$1.61	$1.44
Dilutive Shares	735	895	595
Diluted EPS Shares	25,631	26,662	28,084
Diluted EPS	$1.88	$1.56	$1.41

Note 17—Other Comprehensive Income

        Comprehensive income is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Corporation, non-owner equity changes are comprised of unrealized gains or losses on available for sale debt securities, unrealized gains or losses attributable to derivatives that will be accumulated with net income from operations, and the minimum pension liability adjustment. These do not have an impact on the

Corporation's results of operations. Below are the components of Other Comprehensive Income and the related tax effects allocated to each component.

	Year Ended December 31,
(in thousands)	2002	2001	2000
Unrealized Holding Gains on Debt Securities	$44,146	$18,909	$60,237
Related Tax Expense	(15,451)	(6,618)	(21,085)

Net Unrealized Holding Gains on Debt Securities	28,695	12,291	39,152

Less: Reclassification Adjustments for Gains Realized in Net Income	4,629	11,442	8,499
Related Tax Expense	(1,620)	(4,005)	(2,975)

Net Reclassification Adjustment	3,009	7,437	5,524

Losses on Derivatives Recognized in Other Comprehensive Income	(2,776)	(949)	—
Related Tax Benefit	972	332	—

Net Losses on Derivatives Recognized in Other Comprehensive Income	(1,804)	(617)	—

Minimum Pension Liability Adjustment	(3,852)	—	—
Related Tax Benefit	1,348	—	—

Net Minimum Pension Liability Adjustment	(2,504)	—	—

Other Comprehensive Income	$21,378	$4,237	$33,628

        The following table presents Net Accumulated Other Comprehensive Income (Loss) for the periods indicated:

(in thousands)	Fair Value Adjustments on Securities Available for Sale	Fair Value Adjustments on Derivatives	Minimum Pension Liability Adjustment	Net Accumulated Other Comprehensive Income (Loss)
Balance At December 31, 1999	$(44,323)	$—	$—	$(44,323)
Change in Adjustment, Net of Taxes	33,628	—	—	33,628

Balance At December 31, 2000	(10,695)	—	—	(10,695)
Change in Adjustment, Net of Taxes	4,854	(617)	—	4,237

Balance At December 31, 2001	(5,841)	(617)	—	(6,458)
Change in Adjustment, Net of Taxes	25,686	(1,804)	(2,504)	21,378

Balance At December 31, 2002	$19,845	$(2,421)	$(2,504)	$14,920

Note 18—Employee Benefit Plans

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

Postretirement Benefits

        In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach age 60 may become eligible for these benefits, contingent upon the completion of twenty years of service. The health care plan is a contributory plan, in which the retirees are responsible for all premiums in excess of the Corporation's contribution. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retirees is borne by the Corporation. At December 31, 2002 and 2001, this plan was unfunded.

        The following tables set forth the activity for each benefit plan's projected benefit obligation, plan assets and funded status at January 1.

	Pension Plan			Postretirement Benefits
(in thousands)	2002	2001	2000	2002	2001	2000
Actuarial Present Value of Accumulated Benefit Obligation	$29,578	$25,197	$23,528	$2,202	$1,450	$1,428

Projected Benefit Obligation at January 1,	$27,754	$26,941	$23,634	$1,450	$1,428	$1,216
Service Cost	1,528	1,336	1,284	224	138	114
Interest Cost	2,038	1,921	1,970	130	99	98
Benefit Payments	(1,622)	(2,688)	(2,479)	(204)	(182)	(162)
Actuarial Loss (Gain)	3,137	244	2,532	602	(33)	162

Projected Benefit Obligation at December 31,	$32,835	$27,754	$26,941	$2,202	$1,450	$1,428

(in thousands)	2002	2001	2000	2002	2001	2000
Plan Assets Fair Value at January 1,	$26,896	$28,464	$30,228	$—	$—	$—
Employer Contributions	1,672	—	—	204	182	162
Benefit Payments	(1,622)	(2,687)	(2,479)	(204)	(182)	(162)
Actual Return on Plan Assets	(1,897)	1,119	715	—	—	—

Plan Assets Fair Value at December 31,	$25,049	$26,896	$28,464	$—	$—	$—

(in thousands)	2002	2001	2000	2002	2001	2000
Plan Assets in Excess of (Less Than) Projected Benefit Obligation	$(7,786)	$(858)	$1,523	$(2,202)	$(1,450)	$(1,428)
Unrecognized Net Gain (Loss) from Past Experience Different from that Assumed	7,127	(210)	(2,203)	388	(213)	(196)
Unrecognized Prior Service Cost	1,073	881	867	55	62	69
Unrecognized Net Obligation (Asset) Arising at Transition at January 1,	(17)	(153)	(288)	540	594	648

Prepaid (Accrued) Pension Cost	$397	$(340)	$(101)	$(1,219)	$(1,007)	$(907)

Reconciliation of Net Pension Asset (Liability):

(in thousands)	2002	2001	2000
Prepaid (Accrued) Pension Cost, January 1,	$(340)	$(101)	$(146)
Contributions	1,672	—	—
Net Pension (Expense) Benefit	(935)	(239)	45

Prepaid (Accrued) Pension Cost, December 31,	$397	$(340)	$(101)

        The actuarially estimated net benefit cost for the year ended December 31 includes the following components:

	Pension Plan			Postretirement Benefits
(in thousands)	2002	2001	2000	2002	2001	2000
Service Cost — Benefits Earned During the Year	$1,528	$1,336	$1,284	$224	$138	$114
Interest Cost on Projected Benefit Obligation	2,038	1,921	1,970	130	99	98
Expected Return on Plan Assets	(2,497)	(2,791)	(2,953)	—	—	—
Net Amortization and Deferral of Loss (Gain)	(134)	(227)	(346)	62	45	46

Net Pension Cost (Benefit) Included in Employee Benefits Expense	$935	$239	$(45)	$416	$282	$258

        The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels. The vast majority of the rate of returns for plan asset classes over 5, 10, 15, 20, 25 and 30 year periods were greater than or equal to a 9.5% nominal return for 2002 and 10% for 2001 and 2000. These assumptions are reflected in the following table.

	2002	2001	2000	2002	2001	2000
Rates Used in Determining Actuarial Present Value of Projected Benefit Obligation:
Weighted Average Discount Rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected Rate of Increase in Future Compensation	4.0%	4.0%	4.0%
Expected Long-Term Rate of Return on Plan Assets	9.50%	10.0%	10.0%

        During 2002 the decline in fair value of the plan assets resulted in a projected benefit obligation that exceeded the plan assets, resulting in an additional liability of $4.9 million to the plan. This amount, net of amounts previously accrued, represents an additional liability recorded by the Corporation. An offsetting amount of $2.5 million, net of tax and any unrecognized prior service cost, is reflected as a component of Net Accumulated Other Comprehensive Income at December 31, 2002. The Corporation contributed $1.7 million to the pension trust in 2002, the maximum allowable under ERISA regulations.

        The assumed health care cost rates could have a significant effect on the expense for the health care benefits to retirees. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on Total of Service and Interest Cost Components for 2002	$50	$(41)
Effect on Postretirement Benefit Obligation at December 31, 2002	256	(214)

Retirement Savings Plan

        The Retirement Savings Plan (the "Plan") is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete 500 hours of employment during a six month period and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee's contribution up to 4.5% of the individual's salary. Contributions to this Plan amounted to $1.6 million, $1.4 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Note 19—Regulatory Capital

        The Corporation and the Bank are subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation and the Bank must meet specific capital adequacy requirements which are quantitative measures of their respective assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.

        The Corporation's and the Bank's core (or Tier 1) capital is equal to total stockholders' equity less net accumulated OCI plus capital securities less intangible assets. Total regulatory capital consists of core capital plus the allowance for loan losses, subject to certain limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as Tier 1 capital of the Corporation. The leverage ratio represents core capital, as defined above, divided by average total assets. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets.

        The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2002. The Corporation is a one-bank holding company which relies upon the Bank's performance to generate capital growth through the Bank earnings. A portion of the Bank's earnings are passed to the Corporation in the form of cash dividends.

        As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of surplus in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

        The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements.    If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions which could have a material impact on the Corporation.

        The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as "well capitalized" under prompt corrective action regulations are summarized in the following table:

	December 31,		December 31,
					Minimum Regulatory Requirements	To be "Well Capitalized"
(dollars in thousands)	2002	2001	2002	2001
	Provident Bankshares		Provident Bank
Qualifying Capital
Tier 1 Capital	$358,871	$351,971	$355,971	$350,315
Total Regulatory Capital	392,296	386,582	389,396	384,926
Risk-Weighted Assets	3,088,448	3,487,428	3,078,329	3,484,777
Quarterly Average Assets	4,802,101	4,939,690	4,801,060	4,943,151
Ratios
Tier 1 Leverage	7.47%	7.13%	7.41%	7.09%	4.00%	5.00%
Tier 1 Capital to Risk-Weighted Assets	11.62	10.09	11.56	10.05	4.00	6.00
Total Regulatory Capital to Risk-Weighted Assets	12.70	11.09	12.65	11.05	8.00	10.00

Note 20—Business Segment Information

        The Corporation's lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Retail Banking, Commercial Banking, and Treasury and Administration.

        The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank operates in the Baltimore-Washington corridor, northern Virginia and southern York County, Pennsylvania. The Bank offers its services to customers in its expanding market area through 58 traditional and 51 in-store branches. Additionally, the Bank offers its customers 24-hour banking services through 161 ATMs, telephone banking and the Internet. Retail Banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation's equity position.

        The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation's funds transfer pricing system utilizes a matched maturity methodology that assigns a cost-of-funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the retail and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment's fully taxable equivalent income and the Corporation's effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

        The table below summarizes 2002, 2001 and 2000 results by each business segment.

(in thousands)	Commercial Banking	Retail Banking	Treasury & Administration	Total
2002:
Net Interest Income	$28,297	$93,229	$19,998	$141,524
Provision for Loan Losses	32	10,980	(1,187)	9,825

Net Interest Income After Provision for Loan Losses	28,265	82,249	21,185	131,699
Non-Interest Income	7,206	79,086	2,888	89,180
Non-Interest Expense	13,856	112,189	24,816	150,861

Income Before Income Taxes	21,615	49,146	(743)	70,018
Income Tax Expense (benefit)	6,703	15,241	(231)	21,713

Net Income	$14,912	$33,905	$(512)	$48,305

Average Total Assets	$868,104	$2,601,283	$1,376,228	$4,845,615

2001:
Net Interest Income	$24,642	$97,280	$17,239	$139,161
Provision for Loan Losses	5,010	16,004	(3,074)	17,940

Net Interest Income After Provision for Loan Losses	19,632	81,276	20,313	121,221
Non-Interest Income	5,758	68,456	12,468	86,682
Non-Interest Expense	14,979	109,009	21,490	145,478

Income Before Income Taxes	10,411	40,723	11,291	62,425
Income Tax Expense	3,302	12,917	3,581	19,800

Income Before Accounting Change	7,109	27,806	7,710	42,625
Cumulative Effect of Accounting Change	—	—	(1,160)	(1,160)

Net Income	$7,109	$27,806	$6,550	$41,465

Average Total Assets	$822,120	$2,994,190	$1,312,668	$5,128,978

2000:
Net Interest Income	$21,311	$115,115	$17,595	$154,021
Provision for Loan Losses	12,398	16,015	1,464	29,877

Net Interest Income After Provision for Loan Losses	8,913	99,100	16,131	124,144
Non-Interest Income	4,946	61,804	8,466	75,216
Non-Interest Expense	13,340	109,187	18,894	141,421

Income Before Income Taxes	519	51,717	5,703	57,939
Income Tax Expense	177	17,565	492	18,234

Net Income	$342	$34,152	$5,211	$39,705

Average Total Assets	$779,692	$3,132,817	$1,570,237	$5,482,746

Note 21—Fair Value of Financial Instruments

        Statement of Financial Accounting Standards No. 107, "Disclosure about Fair Value of Financial Instruments" ("SFAS No. 107") requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where feasible, in an effort to provide financial statement users with information in making rational investment and credit decisions. To estimate the fair value of each class of financial instrument the Corporation applied the following methods using the indicated assumptions:

Cash and Due from Banks and Short-Term Investments

        Carrying amount of those investments is used to estimate fair value.

Mortgage Loans Held for Sale

        Fair value for mortgage loans held for sale is determined using contract pricing for these loans.

Securities Available for Sale

        The fair values of the securities are based on quoted market prices or dealer quotes for those investments.

Loans

        Fair values of loans which have homogeneous characteristics, such as residential mortgages and installment loans, are estimated using discounted cash flows. All other loans are valued using discount rates which reflect credit risks of the borrower, types of collateral and remaining maturities.

Deposit Liabilities

        Fair value of demand deposits, savings accounts and money market deposits are the amounts payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Borrowings

        Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities are used to estimate fair value of the existing debt.

Interest Rate Arrangements

        The fair value of interest rate swaps and cap/corridor arrangements, which the Corporation uses for hedging purposes, is the estimated amount the Corporation would receive or pay to terminate the arrangements at the reporting date, taking into account the current interest rates and the current credit-worthiness of the counter-parties.

Other Assets

        The fair value of other assets is the cash surrender value of the related insurance contracts as provided by the carrier.

Commitments to Extend Credit

        The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the credit-worthiness of the borrowers. Fixed-rate loan commitments also take into account the difference between current levels of interest rates and committed rates.

        The estimated fair values of the Corporation's financial instruments at December 31 are as follows:

	2002		2001
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and Due From Banks	$145,063	$145,063	$105,986	$105,986
Short-Term Investments	3,129	3,129	11,798	11,798
Mortgage Loans Held for Sale	8,899	8,904	6,932	6,932
Securities Available for Sale	1,993,229	1,993,229	1,804,234	1,804,234
Loans, Net of Allowance	2,527,138	2,594,386	2,742,282	2,803,737
Other Assets	72,530	72,530	68,061	68,061
Liabilities:
Deposits	$3,187,966	$3,222,227	$3,356,047	$3,405,554
Short-Term Borrowings	539,758	540,073	366,321	366,683
Long-Term Debt	814,546	828,826	860,106	879,239
Derivative Financial Instruments:
Interest Rate Swaps	$8,972	$8,972	$358	$358
Interest Rate Corridors	3	3	234	234
Interest Rate Caps	34	34	657	657
Commitments to Extend Credit	—	—	—	—

        The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends, therefore, the valuations may have been affected by economic movements since year-end.

Note 22—Parent Company Financial Information

        The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statement of Income

	Year Ended December 31,
(in thousands)	2002	2001	2000
Interest Income From Bank Subsidiary	$16	$25	$86
Dividend Income From Subsidiaries	42,865	75,986	76,559

Total Income	42,881	76,011	76,645
Non-Interest Expense	3,444	6,521	6,869

Income Before Income Taxes and Equity in Undistributed Income of Subsidiaries	39,437	69,490	69,776
Income Tax Benefit	1,106	2,179	2,053

	40,543	71,669	71,829
Equity in Undistributed Income of Subsidiaries	7,762	(30,204)	(32,124)

Net Income	$48,305	$41,465	$39,705

Statement of Condition

	December 31,
(in thousands)	2002	2001
Assets
Interest Bearing Deposit with Bank Subsidiary	$414	$90
Investment in Subsidiaries	377,131	347,992
Other Assets	17,935	11,433

Total Assets	$395,480	$359,515

Liabilities
Long-Term Debt	$79,152	$71,796
Other Liabilities	693	1,437

Total Liabilities	79,845	73,233

Stockholders' Equity
Common Stock	31,737	31,406
Capital Surplus	289,698	284,457
Retained Earnings	124,862	97,749
Net Accumulated Other Comprehensive Income of Bank Subsidiary	14,920	(6,458)
Treasury Stock at Cost	(145,582)	(120,872)

Total Stockholders' Equity	315,635	286,282

Total Liabilities and Stockholders' Equity	$395,480	$359,515

Statement of Cash Flows

	Year Ended December 31,
(in thousands)	2002	2001	2000
Operating Activities:
Net Income	$48,305	$41,465	$39,705
Adjustments to Reconcile Net Income to Net Cash Provided (Used) by Operating Activities:
Equity in Undistributed Income from Subsidiaries	(7,762)	30,204	32,124
Other Operating Activities	(7,245)	(2,878)	86

Total Adjustments	(15,007)	27,326	32,210

Net Cash Provided by Operating Activities	33,298	68,791	71,915

Investing Activities:
Investment in Bank Subsidiary	—	(1,521)	(33,500)
Investment in Trust Subsidiary	—	—	(928)

Net Cash Used by Investing Activities	—	(1,521)	(34,428)

Financing Activities:
Issuance of Common Stock	5,572	6,311	1,499
Purchase of Treasury Stock	(24,710)	(56,492)	(51,125)
Cash Dividends on Common Stock	(21,192)	(19,563)	(17,707)
Other Financing Activities	7,356	2,456	(1,193)
Issuance of Trust Preferred Securities	—	—	30,928

Net Cash Used by Financing Activities	(32,974)	(67,288)	(37,598)

Increase (Decrease) in Cash and Cash Equivalents	324	(18)	(111)
Cash and Cash Equivalents at Beginning of Year	90	108	219

Cash and Cash Equivalents at End of Year	$414	$90	$108

Supplemental Disclosures
Income Taxes Paid (Received)	$1,054	$(2,563)	$(3,419)
Stock Dividend	—	28,659	20,088
Stock Issued for Acquired Company	—	—	29,617

Note 23—Unaudited Consolidated Quarterly Summary Results of Operations, Market Prices and Dividends for 2002 and 2001

	2002				2001
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest Income	$62,484	$67,245	$72,279	$75,038	$76,053	$85,325	$88,822	$97,894
Interest Expense	28,246	32,481	36,409	38,386	43,321	50,645	54,313	60,654

Net Interest Income	34,238	34,764	35,870	36,652	32,732	34,680	34,509	37,240
Provision for Loan Losses	1,425	2,150	2,650	3,600	2,770	2,100	4,895	8,175

Net Interest Income After Provision For Loan Losses	32,813	32,614	33,220	33,052	29,962	32,580	29,614	29,065
Non-Interest Income, Before Net Gains (Losses)	22,919	22,029	21,677	19,769	20,398	19,134	18,392	17,031
Net Gains (Losses)	2,600	1,997	(2,242)	431	3,643	274	1,812	5,998
Non-Interest Expense	39,227	37,471	37,780	36,383	35,837	36,128	38,143	35,370

Income Before Income Taxes	19,105	19,169	14,875	16,869	18,166	15,860	11,675	16,724
Income Tax Expense	5,820	6,029	4,470	5,394	5,731	5,030	3,640	5,399

Income Before Accounting Change	13,285	13,140	10,405	11,475	12,435	10,830	8,035	11,325
Cumulative Effect of Accounting Change	—	—	—	—	—	—	—	(1,160)

Net Income	$13,285	$13,140	$10,405	$11,475	$12,435	$10,830	$8,035	$10,165

Per Share Amounts *:
Net Income—Basic	$0.54	$0.53	$0.41	$0.46	$0.49	$0.42	$0.31	$0.39
Net Income—Diluted	0.53	0.52	0.40	0.44	0.48	0.41	0.30	0.37
Market Prices: High	23.75	24.16	27.65	25.06	24.59	25.40	25.00	23.27
Low	19.29	20.14	23.69	23.72	19.62	20.61	20.95	19.94
Cash Dividends Paid	0.220	0.215	0.210	0.205	0.200	0.195	0.181	0.176

*
Income before accounting change for first quarter 2001 was $.43 and $.41 for basic and diluted earnings per share, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        On January 16, 2002, the Registrant's Board of Directors, at the recommendation of its Audit Committee, dismissed PricewaterhouseCoopers LLP as the Registrant's certifying accountants. This dismissal was reported in the Registrant's Form 8-K, Item 4(a), filed with the Securities and Exchange Commission on January 23, 2002. On February 22, 2002, the Registrant's Board of Directors, at the recommendation of its Audit Committee, engaged KPMG LLP as the Registrant's certifying accountants for the Registrant's fiscal year ended December 31, 2002. The appointment of KPMG LLP was reported in the Registrant's Form 8-K, Item 4(b), filed with the Securities and Exchange Commission on February 27, 2002.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The text and tables under "Election of Directors" in the Corporation's 2003 Proxy Statement are incorporated herein by reference.

Item 11. Executive Compensation

        The text and tables under "Directors' Compensation" and "Executive Compensation" in the Corporation's 2003 Proxy Statement are incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The text and tables under "Stock Ownership" and "Equity Compensation Plan Information" in the Corporation's 2003 Proxy Statement are incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

        The text under "Compensation Committee Interlocks and Insider Participations" and "Transactions with Management" in the Corporation's 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

        (a)    Evaluation of disclosure controls and procedures.    The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Corporation concluded that the Corporation's disclosure controls and procedures were adequate.

        (b)    Changes in internal controls.    The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)
The following documents are filed as a part of this report:
(1)
The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.
(2)
Financial statement schedules—none applicable or required.
(3)
Exhibits

        The following is an index of the exhibits included in this report:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation.(1)
(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation.(1)
(3.3)	Fourth Amended and Restated By-Laws of Provident Bankshares Corporation. (2)
(4.1)	Amendment No. 1 to Stockholder Protection Rights Agreement.(6)
(10.1)	Executive Incentive Plan.
(10.2)	Executive Vice Presidents Incentive Plan.
(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation.(4)
(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers.(5)
(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers.(5)
(10.6)	Form of Deferred Compensation Plan for Outside Directors.(6)
(10.7)	Provident Bankshares Corporation Non-Employee Directors' Severance Plan.(6)
(10.8)	Supplement Retirement Income Agreement for Peter M. Martin.
(10.9)	2001 Group Manager Incentive Plan of Provident Bankshares.(3)
(10.10)	Supplemental Retirement Income Agreement for Gary N. Geisel.
(11)	Statement re: Computation of Per Share Earnings.
(21)	Subsidiaries of Provident Bankshares Corporation.
(23.1)	Consent of Independent Accountants.
(23.2)	Consent of Independent Accountants.
(24)	Power of Attorney.
(b)
Reports on Form 8-K were filed with the Securities and Exchange Commission in the last quarter of 2002 as follows:

    October 17, 2002—Provident announcing that Peter M. Martin will retire as Chairman and Chief Executive Officer in April 2003.

(1)
Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)
Incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2000 (File No. 0-16421), filed with the Commission on May 10, 2000.
(3)
Incorporated by reference from Registrant's 2001 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 8, 2002.
(4)
Incorporated by reference from Registrant's definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(5)
Incorporated by reference from Registrant's 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(6)
Incorporated by reference from Registrant's 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.

Signatures

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)
March 7, 2003	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:
March 7, 2003	By	/s/ PETER M. MARTIN Peter M. Martin Chairman of the Board and Chief Executive Officer
Principal Financial Officer:
March 7, 2003	By	/s/ DENNIS A. STARLIPER Dennis A. Starliper Group Manager and Chief Financial Officer
Principal Accounting Officer:
March 7, 2003	By	/s/ KAREN L. MALECKI Karen L. Malecki Treasurer

A Majority of the Board of Directors*
Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, Charles W. Cole, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Barbara B. Lucas, Peter M. Martin, Frederick W. Meier, Jr., Sister Rosemarie Nassif, Francis G. Riggs, Sheila K. Riggs, Carl W. Stearn, Donald E. Wilson

* Pursuant to the Power of Attorney incorporated by reference.

March 7, 2003	By	/s/ KAREN L. MALECKI Karen L. Malecki Attorney-in-fact

I, Peter M. Martin, Chief Executive Officer and Chairman of the Board, certify that:

(1)
I have reviewed this annual report on Form 10-K of Provident Bankshares Corporation;

(2)
Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 18, 2003

/s/ PETER M. MARTIN Peter M. Martin Chief Executive Officer and Chairman of the Board

I, Dennis A. Starliper, Chief Financial Officer, certify that:

(1)
I have reviewed this annual report on Form 10-K of Provident Bankshares Corporation;

(2)
Based on my knowledge, the annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	February 18, 2003

/s/ DENNIS A. STARLIPER Dennis A. Starliper Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.1	Executive Incentive Plan
10.2	Executive Vice Presidents Incentive Plan
10.8	Supplemental Retirement Income Agreement for Peter M. Martin
10.10	Supplemental Retirement Income Agreement for Gary N. Geisel
11	Statement re: Computation of Per Share Earnings
21	Subsidiaries of Provident Bankshares Corporation
23.1	Consent of Independent Accountants
23.2	Consent of Independent Accountants
24	Power of Attorney

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
  Item 8. Financial Statements and Supplementary Data
Report of Independent Accountants
Consolidated Statement of Income Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Condition Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Changes in Stockholders' Equity and Comprehensive Income Provident Bankshares Corporation and Subsidiaries
Consolidated Statement of Cash Flows Provident Bankshares Corporation and Subsidiaries
Notes to Consolidated Financial Statements Provident Bankshares Corporation and Subsidiaries
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures
EXHIBIT INDEX