Form 10-Q
period 2003-03-31
PROVIDENT BANKSHARES CORP
filed 2003-05-14
CIK 818969

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

    |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


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

                                 Not Applicable
               (Former Name, Former Address and Former Fiscal Year
                          if Changed Since Last Report)

                                 (410) 277-7000
              (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |X| No |_|

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

        At May 6, 2003, the Registrant had 24,482,754 shares of $1.00 par value common stock outstanding.


================================================================================

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Statement of Condition - Unaudited
           March 31, 2003 and 2002 and December 31, 2002                     4

           Consolidated Statement of Income - Unaudited
           Three month periods ended March 31, 2003 and 2002                 5

           Consolidated Statement of Cash Flows - Unaudited
           Three month periods ended March 31, 2003 and 2002                 6

           Notes to Consolidated Financial Statements - Unaudited            7

Item 2.    Management's Discussion and Analysis
           of Financial Condition and Results of Operations                  15

Item 3.    Quantitative and Qualitative Disclosures
           About Market Risk                                                 25

Item 4.    Controls and Procedures                                           25

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                 26

Item 2.    Changes in Securities and Use of Proceeds                         26

Item 3.    Defaults upon Senior Securities                                   26

Item 4.    Submission of Matters to a Vote of Security Holders               26

Item 5.    Other Information                                                 26

Item 6.    Exhibits and Reports on Form 8-K                                  27

SIGNATURES                                                                   28

Certifications Under Section 302 of the Sarbanes-Oxley Act of 2002           29

FORWARD-LOOKING STATEMENTS

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


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                                  MARCH 31,      December 31,        March 31,
(DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS)                                        2003             2002              2002
                                                                               -------------     ------------    ---------------
Assets
Cash and Due From Banks                                                          $  132,005       $  145,063        $    92,358
Short-Term Investments                                                                2,250            3,129             23,882
Mortgage Loans Held for Sale                                                         11,892            8,899              4,671
Securities Available for Sale                                                     2,229,246        1,993,229          1,936,021
Loans                                                                             2,462,022        2,560,563          2,708,533
Less:  Allowance for Loan Losses                                                     32,562           33,425             35,164
                                                                               -------------     ------------    ---------------
     Net Loans                                                                    2,429,460        2,527,138          2,673,369
                                                                               -------------     ------------    ---------------
Premises and Equipment, Net                                                          47,461           47,031             44,887
Accrued Interest Receivable                                                          27,726           28,101             34,027
Intangible Assets                                                                     9,238            9,340              9,645
Other Assets                                                                        124,214          128,792            126,585
                                                                               -------------     ------------    ---------------
Total Assets                                                                     $5,013,492      $ 4,890,722       $  4,945,445
                                                                               =============     ============    ===============
Liabilities
Deposits:
  Noninterest-Bearing                                                            $  560,749      $   492,661       $    451,194
  Interest-Bearing                                                                2,712,268        2,695,305          2,983,200
                                                                               -------------     ------------    ---------------
    Total Deposits                                                                3,273,017        3,187,966          3,434,394
                                                                               -------------     ------------    ---------------
Short-Term Borrowings                                                               287,318          539,758            283,681
Long-Term Debt                                                                    1,098,670          814,546            859,942
Other Liabilities                                                                    30,499           32,817             85,054
                                                                               -------------     ------------    ---------------
  Total Liabilities                                                               4,689,504        4,575,087          4,663,071
                                                                               -------------     ------------    ---------------
Stockholders' Equity
Common Stock (par value $1.00) authorized 100,000,000 shares; issued 31,782,375,
  31,737,237 and 31,547,024 shares at
  March 31, 2003, December 31, 2002 and March 31, 2002, respectively                 31,782           31,737             31,547
Capital Surplus                                                                     290,499          289,698            286,427
Retained Earnings                                                                   131,163          124,862            104,070
Net Accumulated Other Comprehensive Income (Loss)                                    16,126           14,920           (15,762)
Treasury Stock at Cost - 7,373,601,  7,373,601 and 6,418,701 shares at
  March 31, 2003, December 31, 2002 and March 31, 2002, respectively              (145,582)        (145,582)          (123,908)
                                                                               -------------     ------------    ---------------
  Total Stockholders' Equity                                                        323,988          315,635            282,374
                                                                               -------------     ------------    ---------------
Total Liabilities and Stockholders' Equity                                      $ 5,013,492      $ 4,890,722       $  4,945,445
                                                                               =============     ============    ===============
These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                     --------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                              2003              2002
                                                                                     --------------     -------------
Interest Income
Interest and Fees on Loans                                                            $     36,826       $    47,041
Interest on Securities                                                                      24,014            27,497
Tax-Advantaged Interest                                                                        435               450
Interest on Short-Term Investments                                                               8                50
                                                                                     --------------     -------------
   Total Interest Income                                                                    61,283            75,038
                                                                                     --------------     -------------
Interest Expense
Interest on Deposits                                                                        14,373            24,488
Interest on Short-Term Borrowings                                                            1,266             1,331
Interest on Long-Term Borrowings                                                            10,017            12,567
                                                                                     --------------     -------------
   Total Interest Expense                                                                   25,656            38,386
                                                                                     --------------     -------------
  Net Interest Income                                                                       35,627            36,652
Less: Provision for Loan Losses                                                              1,760             3,600
                                                                                     --------------     -------------
  Net Interest Income after Provision for Loan Losses                                       33,867            33,052
                                                                                     --------------     -------------
Non-Interest Income
Service Charges on Deposit Accounts                                                         17,321            15,743
Commissions and Fees                                                                         1,310             1,334
Net Gains                                                                                    1,247               431
Other Non-Interest Income                                                                    2,713             2,692
                                                                                     --------------     -------------
   Total Non-Interest Income                                                                22,591            20,200
                                                                                     --------------     -------------
Non-Interest Expense
Salaries and Employee Benefits                                                              18,984            18,020
Occupancy Expense, Net                                                                       4,080             3,501
Furniture and Equipment Expense                                                              2,866             2,634
External Processing Fees                                                                     5,092             4,853
Other Non-Interest Expense                                                                   8,028             7,375
                                                                                     --------------     -------------
   Total Non-Interest Expense                                                               39,050            36,383
                                                                                     --------------     -------------
Income before Income Taxes                                                                  17,408            16,869
Income Tax Expense                                                                           5,623             5,394
                                                                                     --------------     -------------
Net Income                                                                           $      11,785      $     11,475
                                                                                     ==============     =============
Net Income Per Share Amounts
  Basic                                                                              $        0.48      $       0.46
  Diluted                                                                                     0.47              0.44

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                 Three Months Ended March 31,
                                                                          -------------------------------------------
(IN THOUSANDS)                                                                  2003                       2002
                                                                          ----------------          -----------------
OPERATING ACTIVITIES
   Net Income                                                             $        11,785           $         11,475
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                               9,668                      7,209
        Provision for Loan Losses                                                   1,760                      3,600
        Provision for Deferred Income Tax                                           3,967                      1,680
        Net Gains                                                                 (1,247)                      (431)
        Loans Originated or Acquired and Held for Sale                           (26,479)                   (11,342)
        Proceeds from Sales of Loans Held for Sale                                 23,645                     13,720
        Net (Increase) Decrease in Accrued Interest
          Receivable and Other Assets                                               (150)                     15,393
        Net Increase (Decrease) in Accrued
          Expenses and Other Liabilities                                          (4,409)                        676
                                                                          ----------------          -----------------
  Total Adjustments                                                                 6,755                     30,505
                                                                          ----------------          -----------------
Net Cash Provided by Operating Activities                                          18,540                     41,980
                                                                          ----------------          -----------------

INVESTING ACTIVITIES
   Principal Collections and Maturities of Securities Available for Sale          204,520                    237,831
   Proceeds from Sales of Securities Available for Sale                            48,296                        496
   Purchases of Securities Available for Sale                                   (488,996)                  (334,588)
   Loan Principal Collections Less Originations and Purchases                      94,406                     64,332
   Purchases of Premises and Equipment                                            (2,843)                    (1,385)
                                                                          ----------------          -----------------
Net Cash Used by Investing Activities                                           (144,617)                   (33,314)
                                                                          ----------------          -----------------

FINANCING ACTIVITIES
   Net Increase in Deposits                                                        85,051                     78,347
   Net Decrease in Short-Term Borrowings                                        (252,440)                   (82,640)
   Proceeds from Long-Term Debt                                                   295,000                     10,000
   Payments and Maturities of Long-Term Debt                                     (10,833)                    (9,838)
   Issuance of  Stock                                                                 846                      2,111
   Purchase of Treasury Stock                                                           -                    (3,036)
   Cash Dividends on Common Stock                                                 (5,484)                    (5,154)
                                                                          ----------------          -----------------
Net Cash Provided (Used) by Financing Activities                                  112,140                   (10,210)
                                                                          ----------------          -----------------
Decrease in Cash and Cash Equivalents                                            (13,937)                    (1,544)
   Cash and Cash Equivalents at Beginning of Year                                 148,192                    117,784
                                                                          ----------------          -----------------
Cash and Cash Equivalents at End of Year                                  $       134,255           $        116,240
                                                                          ----------------          -----------------

SUPPLEMENTAL DISCLOSURES
Interest Paid, Net of Amount Credited to Deposit Accounts                 $        17,487           $         24,743
Income Taxes Paid                                                                      56                      2,536
Net Investment Securities Purchased and not Settled                                     -                     53,417
Loans Securitized and Converted to Securities Available for Sale                        -                        417

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States of America for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 7, 2003.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

        The accompanying unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased, if any, are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition.

        Certain prior years' amounts in the accompanying unaudited Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on Stockholders' Equity or Net Income as previously reported.

USE OF ESTIMATES

        In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Estimates and assumptions are utilized in the determination of the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, fair value of financial instruments disclosures, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. It is at least reasonably possible that each of the Corporation's estimates could change in the near term and the affect of the change could be material to the Corporation's Consolidated Financial Statements.

STOCK-BASED COMPENSATION

        In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (collectively, "SFAS No. 123"). The provisions of SFAS No. 123 provide the Corporation with the option of accruing stock-based employee compensation expense, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for the Option Plan. Accordingly, no compensation expense has been recognized.

        The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                        ----------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                                 2003               2002
                                                                                        ---------------     --------------
NET INCOME
Net Income As Reported                                                                      $  11,785           $  11,475
   Deduction for Total Stock-Based Employee Compensation Expense Determined
     under Fair Value Based Method for all Awards, Net of Related Tax Effects                     239                 354
                                                                                        ---------------     --------------
Pro Forma Net Income                                                                        $  11,546           $  11,121
                                                                                        ===============     ==============

BASIC EARNINGS PER SHARE
   As Reported                                                                              $   0.48            $    0.46
   Pro Forma                                                                                    0.47                 0.44

DILUTED EARNINGS PER SHARE
   As Reported                                                                              $   0.47            $    0.44
   Pro Forma                                                                                    0.46                 0.43

         The weighted average fair value of all of the options granted during the periods presented have been estimated using the
Black-Scholes option-pricing model with the following assumptions:
                                                                                          THREE MONTHS ENDED MARCH 31,
                                                                                          ----------------------------
                                                                                               2003           2002
                                                                                          -------------   ------------
Dividend Yield                                                                                 3.63%         3.72%
Weighted Average Risk-Free Interest Rate                                                       3.14%         3.11%
Weighted Average Expected Volatility                                                          25.31%        25.68%
Weighted Average Expected Life in Years                                                         7.02          6.75

RECENTLY ADOPTED ACCOUNTING PRINCIPLES

         In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. SFAS No. 143 did not have a significant impact on the Corporation's earnings, financial condition or equity.

         In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. SFAS No. 143 did not have a significant impact on the Corporation's earnings, financial condition or equity.

         In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements. The Corporation adopted the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The liability associated with these guarantees amounted to $44 thousand at March 31, 2003, which will be amortized over the period covered by the guarantees.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Corporation holds no significant variable interests in any entities which would require consolidation.
                                       8

FUTURE CHANGES IN ACCOUNTING PRINCIPLES

         In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which is generally effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as "derivatives" and hedging activities under SFAS No. 133. Management does not expect SFAS No. 149 to have a significant impact on the Corporation.

NOTE 2 - INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio were as follows:

                                                                    GROSS                GROSS
                                             AMORTIZED            UNREALIZED           UNREALIZED             MARKET
(IN THOUSANDS)                                 COST                 GAINS                LOSSES                VALUE
                                         ---------------      ---------------       --------------       ---------------
MARCH 31, 2003
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       68,310       $          219        $          64        $       68,465
Mortgage-Backed Securities                    1,981,418               28,625                  354             2,009,689
Municipal Securities                             19,245                1,205                    -                20,450
Other Debt Securities                           126,058                6,515                1,931               130,642
                                         ---------------      ---------------       --------------       ---------------
  Total Securities Available for Sale    $    2,195,031       $       36,564        $       2,349        $    2,229,246
                                         ===============      ===============       ==============       ===============

DECEMBER 31, 2002
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       54,074       $          199        $           -        $       54,273
Mortgage-Backed Securities                    1,767,095               28,258                  570             1,794,783
Municipal Securities                             19,547                1,580                    -                21,127
Other Debt Securities                           121,656                3,353                1,963               123,046
                                         ---------------      ---------------       --------------       ---------------
  Total Securities Available for Sale    $    1,962,372       $       33,390        $       2,533        $    1,993,229
                                         ===============      ===============       ==============       ===============

MARCH 31, 2002
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Government
  Agencies and Corporations              $       99,167       $            -        $       4,701        $       94,466
Mortgage-Backed Securities                    1,660,602                6,833               12,262             1,655,173
Municipal Securities                             20,891                  568                    3                21,456
Other Debt Securities                           178,764                  221               14,059               164,926
                                         ---------------      ---------------       --------------       ---------------
  Total Securities Available for Sale    $    1,959,424       $        7,622        $      31,025        $    1,936,021
                                         ===============      ===============       ==============       ===============

         At March 31, 2003, unrealized gains on securities available for sale, net of taxes, of $22.2 million were reflected as a component of Net Accumulated Other Comprehensive Income ("OCI") compared to unrealized losses on securities available for sale, net of taxes, of $15.3 million at March 31, 2002. At December 31, 2002, a unrealized gain of $19.8 million, net of taxes, on the securities portfolio was reflected as a component of OCI. For further details regarding investment securities at December 31, 2002, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K filed March 7, 2003.

        Net realized gains on investment securities were $1.1 million for the quarter ended March 31, 2003 as compared to net realized gains of $167 thousand for the same quarter of 2002. These net gains on investment securities are included in net gains in the Consolidated Statement of Income.


NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding is shown in the table below.

(IN THOUSANDS)                                             03/31/2003        12/31/2002        03/31/2002
                                                        ---------------    --------------    --------------
Acquired Residential Mortgage                              $   500,487       $   545,323       $   683,771
Other Consumer                                                 874,705           881,151           845,030
                                                        ---------------    --------------    --------------
   Total Consumer                                            1,375,192         1,426,474         1,528,801
Commercial Business                                            364,403           376,065           355,576
Real Estate - Construction - Residential                       131,872           119,732           104,915
                           - Commercial                        196,247           238,344           216,017
Real Estate - Mortgage - Residential                           140,208           168,869           274,222
                       - Commercial                            254,100           231,079           229,002
                                                        ---------------    --------------    --------------
     Total Loans                                           $ 2,462,022       $ 2,560,563       $ 2,708,533
                                                        ===============    ==============    ==============

The following table reflects the activity in the allowance for loan losses:

                                                         Three Months Ended March 31,
                                                        --------------------------------
(IN THOUSANDS)                                               2003             2002
                                                        ---------------   --------------
Balance at Beginning of Period                              $   33,425       $   34,611
Provision for Loan Losses                                        1,760            3,600
Transfer to Other Liabilities                                    (262)                -
Less: Loans Charged-Off, Net of Recoveries
   Acquired Residential Mortgage                                 1,898            1,903
   Other Consumer                                                  390              347
   Commercial Business                                             122              789
   Real Estate - Construction - Residential                          -                -
                              - Commercial                           -                -
   Real Estate - Mortgage - Residential                           (49)               14
                          - Commercial                               -              (6)
                                                        ---------------   --------------
Net Charge-Offs                                                  2,361            3,047
                                                        ---------------   --------------
     Balance At End of Period                               $   32,562       $   35,164
                                                        ===============   ==============

NOTE 4 - INTANGIBLE ASSETS

        In September 2000, the Corporation acquired Harbor Federal Bancorp using the purchase method of accounting and allocated the purchase price to the fair value of the net assets acquired. This allocation resulted in $8.3 million of goodwill and $2.6 million of deposit-based intangibles. Effective January 1, 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") which provides guidance on accounting for goodwill. Under the provisions of SFAS No. 142, the Corporation ceased amortization of goodwill, however, the Corporation continues to amortize the deposit-based intangible over seven years. Testing of goodwill balances was completed at the time of the implementation of SFAS No. 142 and no impairment of goodwill existed at that date. The Corporation continues to periodically monitor the balances for any indication of potential impairment in addition to annual impairment testing of the goodwill balances.


        Tables are presented below reflecting the impact of the adoption of SFAS No. 142 and an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2003.

                                                             Three Months Ended March 31,
                                                         -------------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                  2003                 2002
                                                         ---------------     -----------------
Reported Net Income                                      $       11,785      $         11,475
Add Back: Goodwill Amortization                                       -                     -
                                                         ---------------     -----------------
Adjusted Net Income                                      $       11,785      $         11,475
                                                         ===============     =================

BASIC EARNINGS PER SHARE
Reported Net Income                                      $         0.48      $           0.46
Add Back: Goodwill Amortization                                       -                     -
                                                         ---------------     -----------------
Adjusted Net Income                                      $         0.48      $           0.46
                                                         ===============     =================

DILUTED EARNINGS PER SHARE
Reported Net Income                                      $         0.47      $           0.44
Add Back: Goodwill Amortization                                       -                     -
                                                         ---------------     -----------------
Adjusted Net Income                                      $         0.47      $           0.44
                                                         ===============     =================

                                                           Accumulated        Deposit-Based         Accumulated
(IN THOUSANDS)                            Goodwill        Amortization          Intangible          Amortization          Total
                                         ------------    ----------------    -----------------    -----------------   -------------
Balance at December 31, 2002                 $ 8,314          $    (622)           $    2,600           $    (952)       $   9,340
Amortization Expense for the Three
Months Ended March 31, 2003                        -                  -                     -                 (102)           (102)
                                         ------------    ----------------    -----------------    -----------------   -------------
Balance at March 31, 2003                    $ 8,314          $    (622)           $    2,600          $   (1,054)       $   9,238
                                         ============    ================    =================    =================   =============

NOTE 5 - DEPOSITS

The table below presents deposits for the periods indicated.

(IN THOUSANDS)                         03/31/2003            03/31/2002
                                     --------------      -----------------
Noninterest-Bearing                  $     560,749          $     451,194
Money Market/Demand                        893,179                790,578
Savings                                    697,492                647,577
Direct Time Certificates of Deposit        743,757                844,553
Broker Certificates of Deposit             377,840                700,492
                                     --------------      -----------------
        Total Deposits               $   3,273,017          $   3,434,394
                                     ==============      =================

NOTE 6 - SHORT-TERM BORROWINGS

The table below presents short-term borrowings.

(IN THOUSANDS)                                                  03/31/2003            03/31/2002
                                                           -------------------    ----------------
Securities Sold Under Repurchase Agreements                $       224,725         $      199,499
Federal Funds Purchased                                             60,575                 82,125
Other Short-Term Borrowings                                          2,018                  2,057
                                                           ----------------        ---------------
      Total Short-Term Borrowings                          $       287,318         $      283,681
                                                           ================        ===============


NOTE 7 - LONG-TERM DEBT

Long-term debt was as follows:

(IN THOUSANDS)                                                  03/31/2003              03/31/2002
                                                             ---------------         ---------------
Federal Home Loan Bank Advances - Fixed Rate                   $    288,894           $     327,838
Federal Home Loan Bank Advances - Variable Rate                     646,893                 345,230
Trust Preferred Securities                                           77,883                  69,373
Term Repurchase Agreements                                           85,000                 117,500
                                                             ---------------         ---------------
        Total Long-Term Debt                                   $  1,098,670           $     859,941
                                                             ===============         ===============

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

        The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $13.4 million and $3.1 million for the three months ended March 31, 2003 and 2002, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At March 31, 2003 and 2002, the Corporation had recorded a cumulative decline in the fair value of derivatives of $3.6 million and $491 thousand, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2003 and 2002, the Corporation had no ineffective portions of hedges.

The table below presents the Corporation's open derivative positions at March 31:

(IN THOUSANDS)
                                                               NOTIONAL    CREDIT RISK                     UNAMORTIZED
DERIVATIVE TYPE                         HEDGE OBJECTIVE         AMOUNT        AMOUNT       MARKET VALUE    PREMIUM
---------------                      ---------------------   ------------  ------------    -------------   -----------
2003
INTEREST RATE SWAPS:
  PAY FIXED/RECEIVE VARIABLE         DEPOSIT/BORROWING COST    $320,000     $      --      $  (5,718)       $     --
  RECEIVE FIXED/PAY VARIABLE         BORROWING COST             157,750        13,401          13,401             --
INTEREST RATE CAPS/CORRIDORS         BORROWING COST             162,000            13              13            280
                                                             ----------  ------------    ------------    -----------
                                                               $639,750     $  13,414      $    7,696       $    280
                                                             ==========  ============    ============    ===========
2002
Interest Rate Swaps:
  Pay Fixed/Receive Variable         Deposit/Borrowing Cost    $ 45,000     $     343      $    (832)       $     --
  Pay Fixed/Receive Variable         Asset Values                18,742            25           (379)             --
  Receive Fixed/Pay Variable         Borrowing Cost              70,000         3,078           3,078             --
Interest Rate Caps/Corridors         Borrowing Cost             162,000           755             755            833
                                                             ----------  ------------    ------------    -----------
                                                               $295,742     $   4,201      $    2,622       $    833
                                                             ==========  ============    ============    ===========


NOTE 9 - OTHER COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income indicating the components of other comprehensive income.

                                                                                                Three Months Ended
                                                                                                   March 31,
                                                                                      -------------------------------
(IN THOUSANDS)                                                                                2003              2002
                                                                                      -------------      ------------
Net Income                                                                            $     11,875        $   11,475
Other Comprehensive Income (Loss):
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income                    (1,829)               194
    Unrealized Holding Gain (Loss) on Debt Securities                                        4,809          (14,342)
    Less: Reclassification Adjustment for Gains (Losses) Included in Net Income              1,125               167
                                                                                      -------------      ------------
Other Comprehensive Income (Loss), Before Tax                                                1,855          (14,315)
Income Tax (Benefit) Related to Items of Other Comprehensive Income                            649           (5,011)
                                                                                      -------------      ------------
Other Comprehensive Income (Loss), After Tax                                                 1,206           (9,304)
                                                                                      -------------      ------------
Comprehensive Income                                                                  $     13,081        $    2,171
                                                                                      =============      ============


NOTE 10- NET GAINS

Net gains include the following components:
                                                                           Three Months Ended
                                                                                March 31,
                                                                 -----------------------------------------
(IN THOUSANDS)                                                          2003                    2002
                                                                 -----------------        ----------------
Net Gains on Securities                                               $     1,125              $      167
Asset Sales                                                                   122                     264
                                                                 -----------------        ----------------
Net Gains                                                             $     1,247              $      431
                                                                 =================        ================

NOTE 11 - PER SHARE INFORMATION

The following table presents a summary of per share data and amounts for the periods indicated:

                                                      Three Months Ended March 31,
                                                      -------------------------------
(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)             2003               2002
                                                      ------------        -----------
Qualifying Net Income                                     $11,785            $11,475
Basic EPS Shares                                          24,384             25,117
Basic EPS                                                 $0.48              $0.46
Dilutive Shares                                           670                850
Diluted EPS Shares                                        25,054             25,967
Diluted EPS                                               $0.47              $0.44

                                       13

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31 were as follows:

(IN THOUSANDS)
Commercial Business and Real Estate                       $ 345,924
Consumer Revolving Credit                                   259,504
Consumer Residential Mortgage Credit                         33,547
Performance Standby Letters of Credit                        50,865
Commercial Letters of Credit                                    404
Forward Loan Purchase Commitment                             45,000
                                                      -------------
Total Loan Commitments                                    $ 735,244
                                                      =============

        Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

SECURITIZATIONS AND RECOURSE PROVISION

        From 1999 through 2001, the Corporation securitized a total of $946 million of its acquired residential mortgage loan portfolio. These loans were securitized with Fannie Mae and the respective securities were placed into the Corporation's investment portfolio.

        The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $124.2 million and $340.5 million at March 31, 2003 and 2002, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in the loans. The recourse liability amounted to $1.9 million and $3.3 million at March 31, 2003 and 2002, respectively. The recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $1.2 million and and $213 thousand for the quarters ended March 31, 2003 and 2002, respectively. At March 31, 2003, $1.8 million of loans with potential recourse were 90 days or more past due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

        Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank offers consumer and commercial banking services through a network of 113 banking offices and 169 ATMs in the Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. At March 31, 2003, the branch network consists of 59 traditional full service branch locations, 50 in-store branches and 4 ATM Plus banking offices. The in-store and ATM Plus offices are located in supermarkets and national retail superstores. Of the 113 banking offices, 61% are located in the Baltimore region and 39% are located in the metropolitan Washington D.C. region. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Center and leases through Court Square Leasing Corporation and Provident Lease Corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        Discussion and analysis of financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, stock option plan, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Lending management meets at least monthly to review the credit quality of the loan portfolios and at least quarterly with executive management to evaluate the allowance. The Corporation has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its reviews to executive management, the Audit Committee and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

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

        The Bank is examined periodically by the FDIC and, accordingly, as part of this exam, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

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

INCOME TAXES

        The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Bank's control. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term.

FINANCIAL CONDITION

        At March 31, 2003, total assets were $5.0 billion, up slightly from $4.9 billion at December 31, 2002. The Corporation continued to focus resources on growth in core business lines, resulting in a higher percentage of core loans and deposits on the balance sheet, as non-core loan and deposit balances continued to decline. The Corporation experienced growth in all of its markets, opening two full service branches in the expansion areas of Northern Virginia and the Maryland suburbs of Washington D.C., and four ATM Plus banking offices in Baltimore in-store locations during the quarter. Additionally, during the quarter the Corporation closed one in-store branch in Baltimore County.

ASSET COMPOSITION

The following table summarizes the composition of the Bank's average earning assets for the periods indicated.

AVERAGE EARNING ASSETS SUMMARY
(DOLLARS IN THOUSANDS)
                                                Three Months Ended                                                Three Months
                                                    March 31,                                                        Ended
                                       ------------------------------------          $             %              December 31,
                                            2003                 2002            Variance       Variance             2002
                                       ---------------      ---------------    -------------   -----------   --------------------

Investments                              $ 2,049,951          $ 1,776,733       $   273,218         15.4%        $  1,893,255
Other earning assets                          10,948               14,866           (3,918)       (26.4)               11,683
Core loans:
   Consumer                                  845,072              757,026            88,046         11.6              833,790
   Commercial business                       342,097              322,226            19,871          6.2              316,922
   Real estate                               561,085              499,927            61,158         12.2              584,369
                                       ---------------      ---------------    -------------                    ---------------
Total core loans                           1,748,254            1,579,179           169,075         10.7            1,735,081
                                       ---------------      ---------------    -------------                    ---------------
Non-core loans:
   Consumer                                  701,449            1,084,003         (382,554)       (35.3)              798,920
   National syndicated loans                  49,845               75,509          (25,664)       (34.0)               55,405
                                       ---------------      ---------------    -------------                    ---------------
Total non-core loans                         751,294            1,159,512         (408,218)       (35.2)              854,325
                                       ---------------      ---------------    -------------                    ---------------
Total loans                                2,499,548            2,738,691         (239,143)        (8.7)            2,589,406
                                       ---------------      ---------------    -------------                    ---------------
Total earning assets                     $ 4,560,447          $ 4,530,290       $    30,157          0.7%        $  4,494,344
                                       ===============      ===============    =============                    ===============

        Total average earning assets increased by $30 million to $4.6 billion in the first quarter of 2003 ("the 2003 quarter") compared to the first quarter of 2002 ("the 2002 quarter"). A $273 million increase in average investment portfolio balances and a $169 million increase in average core loan balances offset the $408 million decrease in average non-core loan balances. Management defines core loans as those loans originated by the Bank, as well as purchases of participations in syndicated loans in the Bank's defined market area. Non-core loans are defined as purchased loans, participations in syndicated loans outside the Bank's defined market area, and Bank-originated loans from discontinued product lines.

        The growth in the investment portfolio average balances in the 2003 quarter occurred as the excess cash flow generated by the non-core loan portfolio payments, net of core loan funding requirements, was reinvested into the investment portfolio. Most of the purchases were invested in a combination of 15 and 20 year conventional MBS and 5 year fixed/1 year ARMs. These purchases shortened the duration of the portfolio and stabilized the prepayment pattern of the portfolio.

        The Corporation's expanded presence in the Baltimore-Washington metropolitan region helped facilitate the 10.7% growth in average core loans, which comprise 70% of total average loans at March 31, 2003. Average core consumer loans, composed primarily of home equity and marine loans, increased $88 million, or 11.6%, in the 2003 quarter compared to the 2002 quarter. The net growth occurred despite the longer than anticipated wave of customer refinancing activity. New production from the internet-based home equity product referral network supplemented lending activity from the Bank's branch and call center network. Average core commercial business and real estate loans continued to show steady growth, evidenced by an increase of $81 million, or 9.9%, in the 2003 quarter compared to the 2002 quarter.

        The Corporation's average non-core consumer loan balances continued to decline at a rapid pace as the low interest rate environment continued in 2003, decreasing $383 million in the 2003 quarter, or 35.3%, due to increased prepayments. The largest component of non-core consumer loans is the portfolio of acquired residential mortgage loans, which declined by $195 million to an average balance for the quarter of $515 million. The decline was a result of the increased payoffs, resultant additional amortization of loan purchase premiums and a lower level of purchases in the 2003 quarter. Management intends to continue to purchase loans secured by residential real estate, primarily those in a first lien position, to maintain an average acquired portfolio size between $500 million and $600 million. The other non-core consumer portfolios, relating to residential mortgage and indirect auto loan product lines that are no longer offered by the Bank, declined by $187 million. The non-core syndicated portfolio average balances declined $25 million, or 34.0%, in the 2003 quarter, which was consistent with management's objective of reducing the exposure to these credits.

ASSET QUALITY

        Non-performing assets were $25.8 million at March 31, 2003, or 1.05% of loans outstanding, up slightly from $24.9 million at December 31, 2002, but down from $27.9 million in the 2002 quarter. Of total non-performing loans, $20.7 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial and real estate non-performing loans remained at historically low levels. Total past due loans decreased $2.2 million at March 31, 2003 from the level at December 31, 2002, primarily as loans migrated to the non-performing category. The loans reflected as past due continue to meet the Bank's criteria to warrant accruing status.

        The overall level of the allowance declined $863 thousand from December 31, 2002 to $32.6 million at March 31, 2003, as a result of the overall decline in the level of loans. At March 31, 2003, the allowance represents 1.32% of total loans outstanding and 150% of non-performing loans. Portfolio-wide net charge-offs represented 0.38% of average loans for the 2003 quarter, continuing to improve from 0.40% in the December 2002 quarter and 0.45% in the March 2002 quarter.

        Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term. Management believes that the allowance at March 31, 2003 represents its best estimate of probable losses inherent in the portfolio.


ASSET QUALITY SUMMARY
(dollars in thousands)                                    03/31/2003       03/31/2002              12/31/2002
                                                        ---------------   --------------       ---------------
NON-PERFORMING ASSETS
---------------------
Acquired Residential Mortgage                               $   17,510       $   18,680            $   18,070
Other Consumer                                                     493              469                   460
Commercial Business                                                493               77                   514
Real Estate - Construction - Residential                             -              215                   136
                           - Commercial                              -                -                     -
Real Estate - Mortgage - Residential                             3,141            4,553                 1,953
                       - Commercial                                  -                -                     -
                                                        ---------------   --------------       ---------------
TOTAL NON-ACCRUAL LOANS                                         21,637           23,994                21,133
TOTAL RENEGOTIATED LOANS                                             -                -                     -
                                                        ---------------   --------------       ---------------
     TOTAL NON-PERFORMING LOANS                                 21,637           23,994                21,133
TOTAL OTHER ASSETS AND REAL ESTATE OWNED                         4,155            3,938                 3,796
                                                        ---------------   --------------       ---------------
     TOTAL NON-PERFORMING ASSETS                            $   25,792       $   27,932            $   24,929
                                                        ===============   ==============       ===============

PAST DUE LOANS
--------------
Acquired Residential Mortgage                               $    6,229       $    6,186            $    5,108
Other Consumer                                                     430            1,419                 1,023
Commercial Business                                                407              221                   320
Real Estate - Construction - Residential                           136                -                     -
                           - Commercial                              -                -                     -
Real Estate - Mortgage - Residential                             5,466            5,755                 8,377
                       - Commercial                                  -                -                     -
                                                        ---------------   --------------       ---------------
     TOTAL PAST DUE LOANS                                   $   12,668       $   13,581            $   14,828
                                                        ===============   ==============       ===============

ASSET QUALITY RATIOS
--------------------
Non-Performing Loans to Loans                                    0.88%            0.89%                 0.83%
Non-Performing Assets to Loans                                   1.05%            1.03%                 0.97%
Allowance for Loan Losses to Loans                               1.32%            1.30%                 1.31%
Net Charge-Offs to Average Loans                                 0.38%            0.45%                 0.40%
Allowance for Loan Losses to Non-Performing Loans              150.49%          146.55%               158.16%

                                                                                                Three Months
                                                                                                   Ended
                                                           Three Months Ended March 31,          December 31,
                                                        --------------------------------       ---------------
ANALYSIS OF ALLOWANCE FOR LOAN LOSSES                        2003             2002                       2002
-------------------------------------                   ---------------   --------------       ---------------
Balance at Beginning of Period                              $   33,425       $   34,611            $   34,615
Provision for Loan Losses                                        1,760            3,600                 1,425
Transfer to Other Liabilities                                    (262)                -                     -
Less: Loans Charged-Off, Net of Recoveries
   Acquired Residential Mortgage                                 1,898            1,903                 1,612
   Other Consumer                                                  390              347                   380
   Commercial Business                                             122              789                   517
   Real Estate - Construction - Residential                          -                -                     -
                              - Commercial                           -                -                     -
   Real Estate - Mortgage - Residential                           (49)               14                   106
                          - Commercial                               -              (6)                     -
                                                        ---------------   --------------       ---------------
Net Charge-Offs                                                  2,361            3,047                 2,615
                                                        ---------------   --------------       ---------------
     BALANCE AT END OF PERIOD                               $   32,562       $   35,164            $   33,425
                                                        ===============   ==============       ===============

SOURCES OF FUNDS

DEPOSITS AND BORROWINGS

The following table summarizes the composition of the Bank's average deposit and borrowing balances for the periods indicated.

AVERAGE DEPOSITS AND BORROWINGS
                                                                                                                     Three Months
                                                 Three Months Ended                                                     Ended
(IN THOUSANDS)                                        March 31,                                                      December 31,
                                          -----------------------------------          $               %          -----------------
                                               2003                2002            Variance        Variance              2002
                                          ----------------     --------------     -----------     ------------    -----------------
Core Deposits:
   Consumer                                 $ 2,342,286         $ 2,309,442       $  32,844             1.4%       $    2,290,770
   Commercial                                   404,579             291,764         112,815            38.7               447,280
                                          ----------------     --------------     -----------                     -----------------
Total Core Deposits                            2,746,865          2,601,206         145,659             5.6             2,738,050
Non Core Deposits                                400,303            727,487        (327,184)         (45.0)               439,194
                                          ----------------     --------------     -----------                     -----------------
Total Average Deposits                         3,147,168          3,328,693        (181,525)          (5.5)             3,177,244
                                          ----------------     --------------     -----------                     -----------------
Borrowings:
   Fed Funds Purchased                           217,564             97,306          120,258          123.6               233,184
   FHLB Borrowings                               813,836            671,170          142,666           21.3               654,778
   Repos and Other                               310,317            348,796         (38,479)         (11.0)               352,448
   Trust Preferred                                68,123             68,051               72            0.1                68,105
                                          ----------------     --------------     -----------                     -----------------
Total Borrowings                               1,409,840          1,185,323          224,517           18.9             1,308,515
                                          ----------------     --------------     -----------                     -----------------
Total Deposits and Borrowings               $  4,557,008        $ 4,514,016       $   42,992            1.0%       $    4,485,759
                                          ================     ==============     ===========                     =================

         Total average deposit balances decreased $182 million in the 2003 quarter compared to the 2002 quarter due to the $327 million decrease in average non-core deposits, composed primarily of brokered CDs that matured but were not replaced. The Bank's average core deposits, generated from the Bank's consumer and commercial customer base, continued to grow steadily, replacing $146 million of the brokered CD runoff. Excluding average retail CDs, which decreased $102 million from the 2002 quarter to the 2003 quarter, average consumer deposit balances increased $135 million, or 5.8%, from the 2002 quarter to the 2003 quarter. Deposit growth from the commercial sector was particularly strong during the same period, with a net increase in average balances of $113 million, or 38.7%, in the 2003 quarter, of which $88 million was in non-interest-bearing accounts. In the 2003 quarter, average core deposits comprised 87.3% of average total deposits.

        Average borrowings increased $225 million in the first quarter of 2003 compared to the 2002 quarter. Average Fed Funds increased $120 million, reflecting management's desire to match fund more of the Bank's prime-based loan portfolio with Fed Funds. In the twelve months ending March 31, 2003, the Bank extinguished $113 million of term Federal Home Loan Bank ("FHLB") borrowings with above market rates. The debt was replaced with lower rate FHLB borrowings, resulting in a favorable impact on interest expense in 2003. Average FHLB borrowings increased $143 million, net of extinguishments, from the first quarter of 2002 to the first quarter of 2003, as management utilized this term funding source to better match the Corporation's asset maturity profile.

LIQUIDITY

         An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. The Bank's Asset/Liability Management Committee has established general guidelines for maintaining prudent levels of liquidity. The committee continually monitors the amount and sources of available liquidity, and the time and cost required for obtaining it. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

         The Bank's primary source of liquidity is the assets it possesses, which can be pledged as collateral for secured borrowings or alternatively sold to raise cash levels. An objective of liquidity management is to optimize the use of this collateral to minimize funding costs. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At March 31, 2003, $1.24 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $708 million. After covering $128 million of unsecured funds that mature in the next 3 months, the excess liquidity position of $580 million is well in excess of projected liquidity requirements for the next 12 months. Additionally, over $500 million of assets are maintained as collateral with the Federal Reserve as a contingent source of secured funds.

         The Bank also has several unsecured funding sources available. At March 31, 2003, the Bank possessed over $725 million of Fed Funds lines, of which only $60 million were in use at quarter-end. Brokered CDs, which typically cost 10 - 25 basis points more than secured funds of a similar maturity, remain a viable funding alternative, however management has not used this source since 2001 in accordance with its strategy to reduce non-core funding. Existing brokered CD balances declined by $24 million in the first quarter of 2003. The unsecured
                                       20
debt markets are also a potential alternative to raise funds but have not been employed since 2001 given the Bank's ability to raise funds at lower interest rates in the secured funds markets.

        As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2003, over $500 million of the Bank's investment portfolio is not pledged as collateral for borrowings, and is immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, much of the Bank's $1.5 billion consumer loan portfolio of residential mortgage loans, automobile loans, and marine loans is saleable in an efficient market.

         Commitments to lend funds to customers affect the Bank's determination of sufficient liquidity. The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $735 million at March 31, 2003 (see Note 12 to the unaudited consolidated financial statements). Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

         The Corporation is a one-bank holding company which relies upon the Bank's performance to generate capital growth through Bank earnings. A portion of the Bank's earnings are passed to the Corporation in the form of cash dividends. These dividends are utilized to pay dividends to stockholders, repurchase shares and pay interest on trust preferred securities.

MARKET RISK AND INTEREST RATE SENSITIVITY

         The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools.

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

         Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on simulation modeling of shocks to the balance sheet under a variety of interest rate scenarios, including parallel and non-parallel rate shifts, such as the forward yield curves for U.S. Treasuries and Interest Rate Swaps. The results of these shocks are measured in two forms: first, the impact on net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. There are several advantages of simulation analysis over traditional gap analysis. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost/benefit of hedging strategies.

         The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2003 and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next 12 months. Given the interest environment at March 31, 2003, a 200 basis point drop in rate is unlikely and has not been shown.

                                                 ANNUALIZED PROJECTED PERCENTAGE
    INTEREST RATE SCENARIO         PRIME RATE     CHANGE IN NET INTEREST INCOME
    ----------------------         ----------     -----------------------------
    -100 basis points                  3.25%                -3.1%

    No Change                          4.25%                 --

    +100 basis points                  5.25%                +2.0%

    +200 basis points                  6.25%                +1.8%

         The isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 4% under probable scenarios. The Corporation's one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

         The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values (see Note 8 to unaudited financial statements). The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. Both the 10-year swap rate and the 30-year mortgage rate fell by 24 basis points from Jan. 2, 2003 to March 31, 2003. Additionally, $478 million notional in interest rate swaps were in force to reduce maturity mismatches, and $162 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

CAPITAL RESOURCES

        Total stockholder's equity was $324 million at March 31, 2003, an increase of $8.3 million, or 2.6%, from December 31, 2002. The growth in stockholder's equity for the three months ended March 31, 2003 was attributable to $11.8 million in earnings and an increase of $1.3 million in accumulated other comprehensive income, resulting primarily from an increase in market value of available-for-sale securities. Capital was reduced by dividends declared of $5.5 million. The Corporation approved an extension of its repurchase program in early 2003 to authorize repurchases of an additional 1.0 million shares, but did not repurchase any shares during the 2003 quarter.

        The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted quarterly average assets ("leverage ratio") and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as "well capitalized" under prompt corrective action regulations are summarized in the following table:

                                                                                                MINIMUM
                                                            MARCH 31,       MARCH 31,          REGULATORY         TO BE "WELL
                                                             2003             2002            REQUIREMENTS        CAPITALIZED"
                                                         -------------    -------------      ---------------    ----------------
Tier 1 leverage ratio                                        7.51%            7.40%              4.00%                5.00%
Tier 1 capital to risk-weighted assets                      12.15%           10.67%              4.00%                6.00%
Total regulatory capital to risk-weighted assets            13.23%           11.72%              8.00%               10.00%

RESULTS OF OPERATIONS

OVERVIEW

        The Corporation recorded net income for the quarter ended March 31, 2003 of $11.8 million or $.47 per diluted share. The Corporation's two key performance measures, return on average common equity and return on assets, were 15.81% and 0.98%, respectively, compared to 15.76% and 0.96%, respectively, for the 2002 quarter. The financial results for the 2003 quarter, represented by increases of 2.7% in net income and 6.8% in diluted earnings per share.

        Net income increased $300 thousand from the prior year's first quarter. Increases of $2.4 million in non-interest income and $800 thousand in net interest income after provision for loan losses offset a $2.7 million increase in non-interest expense. These variances are discussed in more detail, as follows.

NET INTEREST INCOME

        The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion of net interest income should be read in conjunction with the table on the following pages. The table analyzes the reasons for the changes from period-to-period in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total to the variances presented on totals of interest income and interest expense because of shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.


PROVIDENT BANKSHARES CORPORATION
COMPARATIVE ANALYSIS OF AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND INTEREST YIELDS AND RATES

                                         --------------------------------------------------------------
                                               THREE MONTHS ENDED             THREE MONTHS ENDED
                                                 MARCH 31, 2003                 MARCH 31, 2002
                                         --------------------------------------------------------------
(dollars in thousands)                    AVERAGE     INCOME/    YIELD/    Average   Income/   Yield/
(tax-equivalent basis)                    BALANCE     EXPENSE    RATE      Balance   Expense    Rate
                                         ----------  ---------- -------  ---------- ---------  --------
ASSETS
------
Interest-Earning Assets:
Home Equity--Direct                      $  374,534   $  5,009   5.42 %  $  355,451  $  5,534    6.31 %
Marine                                      428,833      6,264   5.92       353,901     6,094    6.98
Acquired Residential Mortgage               515,256      8,578   6.75       711,113    14,268    8.14
Other Direct Consumer                        41,703        842   8.19        47,676       941    8.00
Other Indirect Consumer                      32,424        614   7.68        82,596     1,527    7.50
Residential Mortgage                        153,770      2,803   7.39       290,292     5,672    7.92
                                         -----------  ---------          ----------  --------
   Total Consumer Loans                   1,546,520     24,110   6.32     1,841,029    34,036    7.50
Commercial Business                         368,650      5,398   5.94       364,369     5,923    6.59
Real Estate-Construction                    337,356      3,647   4.38       311,172     3,694    4.81
Commercial Mortgage                         247,022      3,785   6.21       222,121     3,628    6.62
                                         -----------  ---------          ----------  --------
    Total Loans                           2,499,548     36,940   5.99     2,738,691    47,281    7.00
                                         -----------  ---------          ----------  --------
Loans Held for Sale                           8,651        121   5.67         4,145        65    6.36
Short-Term Investments                        2,297          8   1.41        10,721        50    1.89
Taxable Investment Securities             2,030,410     24,049   4.80     1,754,774    27,497    6.35
Tax-Advantaged Investment Securities         19,541        339   7.04        21,959       356    6.57
                                         -----------  ---------          ----------  --------
    Total Investment Securities           2,049,951     24,388   4.82     1,776,733    27,853    6.36
                                         -----------  ---------          ----------  --------
    Total Interest-Earning Assets         4,560,447     61,457   5.47     4,530,290    75,249    6.74
                                         -----------  ---------          ----------  --------
Less: Allowance for Loan Losses             (32,766)                        (33,891)
Cash and Due From Banks                     103,084                          84,165
Other Assets                                253,062                         259,673
                                         -----------                     ----------
   Total Assets                          $4,883,827                      $4,840,237
                                         ===========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:

Demand/Money Market Deposits             $  844,448      1,723   0.83    $  742,828     2,291    1.25
Savings Deposits                            677,776      1,090   0.65       623,342     1,777    1.16
Direct Time Deposits                        757,250      5,558   2.98       856,762     8,736    4.14
Brokered Time Deposits                      398,018      6,002   6.12       723,120    11,684    6.55
Short-Term Borrowings                       439,184      1,266   1.17       324,975     1,331    1.66
Long-Term Debt                              970,656     10,017   4.19       860,348    12,567    5.92
                                        -----------   ---------          ----------  --------
  Total Interest-Bearing Liabilities      4,087,332     25,656   2.55     4,131,375    38,386    3.77
                                        -----------   ---------          ----------  --------
Noninterest-Bearing Demand Deposits         469,676                         382,641
Other Liabilities                            24,439                          30,919
Stockholders' Equity                        302,380                         295,302
                                        -----------                      ----------
   Total Liabilities and Stockholder     $4,883,827                      $4,840,237
                                        ===========                      ==========
Net Interest-Earning Assets              $  473,115                      $  398,915
                                        ===========                      ==========
Net Interest Income (tax-equivalent)                    35,801                         36,863
Less: Tax-Equivalent Adjustment                           (174)                          (211)
                                                      ---------                      --------
Net Interest Income                                   $ 35,627                       $ 36,652
                                                      =========                      ========
Net Yield on Interest-Earning Assets                             3.18 %                          3.30 %

                                                                                        -------------------------
                                                                                                2003/2002
                                           -------------------------------------------   INCOME/EXPENSE VARIANCE
                                                   2003/2002 INCREASE/(DECREASE)            DUE TO CHANGE IN
                                           -------------------------------------------  -------------------------
(dollars in thousands)                        AVERAGE       %      INCOME/      %         AVERAGE       AVERAGE
(tax-equivalent basis)                        BALANCE     CHANGE   EXPENSE    CHANGE       RATE         VOLUME
                                           ------------  -------- ---------  ---------  ----------   ------------
ASSETS
------
Interest-Earning Assets:
Home Equity--Direct                         $   19,083      5.4 %  $   (525)    (9.5)%   $   (811)    $    286
Marine                                          74,932     21.2         170      2.8       (1,006)       1,176
Acquired Residential Mortgage                 (195,857)   (27.5)     (5,690)   (39.9)      (2,174)      (3,516)
Other Direct Consumer                           (5,973)   (12.5)        (99)   (10.5)          21         (120)
Other Indirect Consumer                        (50,172)   (60.7)       (913)   (59.8)          36        (949)
Residential Mortgage                          (136,522)   (47.0)     (2,869)   (50.6)        (358)      (2,511)
                                            -----------            ---------
   Total Consumer Loans                       (294,509)   (16.0)     (9,926)   (29.2)
Commercial Business                              4,281      1.2        (525)    (8.9)        (594)          69
Real Estate-Construction                        26,184      8.4         (47)    (1.3)        (344)         297
Commercial Mortgage                             24,901     11.2         157      4.3         (234)         391
                                            -----------            ---------
    Total Loans                               (239,143)    (8.7)    (10,341)   (21.9)
                                            -----------            ---------
Loans Held for Sale                              4,506    108.7          56     86.2           (8)          64
Short-Term Investments                          (8,424)   (78.6)        (42)   (84.0)         (10)         (32)
Taxable Investment Securities                  275,636     15.7      (3,448)   (12.5)      (7,354)       3,906
Tax-Advantaged Investment Securities            (2,418)   (11.0)        (17)    (4.8)          24          (41)
                                            -----------            ---------
    Total Investment Securities                273,218     15.4      (3,465)   (12.4)
                                            -----------            ---------
    Total Interest-Earning Assets               30,157      0.7     (13,792)   (18.3)     (14,290)         498
                                            -----------            ---------
Less: Allowance for Loan Losses                  1,125     (3.3)
Cash and Due From Banks                         18,919     22.5
Other Assets                                    (6,611)    (2.5)
                                            -----------
   Total Assets                             $   43,590      0.9
                                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits               $   101,620     13.7        (568)   (24.8)        (851)         283
Savings Deposits                                54,434      8.7        (687)   (38.7)        (831)         144
Direct Time Deposits                           (99,512)   (11.6)     (3,178)   (36.4)      (2,247)        (931)
Brokered Time Deposits                        (325,102)   (45.0)     (5,682)   (48.6)        (734)      (4,948)
Short-Term Borrowings                          114,209     35.1         (65)    (4.9)        (458)         393
Long-Term Debt                                 110,308     12.8      (2,550)   (20.3)      (4,018)       1,468
                                            -----------            ---------
  Total Interest-Bearing Liabilities           (44,043)    (1.1)    (12,730)   (33.2)     (12,325)        (405)
                                            -----------            ---------
Noninterest-Bearing Demand Deposits             87,035     22.7
Other Liabilities                               (6,480)   (21.0)
Stockholders' Equity                             7,078      2.4
                                            -----------
   Total Liabilities and Stockholder        $   43,590      0.9
                                            ===========
Net Interest-Earning Assets                 $   74,200     18.6 %
                                            ===========
Net Interest Income (tax-equivalent)                                 (1,062)    (2.9)    $ (1,965)    $    903
Less: Tax-Equivalent Adjustment                                          37    (17.5)
                                                                   ---------
Net Interest Income                                                $ (1,025)    (2.8)%
                                                                   =========
Net Yield on Interest-Earning Assets


        Net interest income on a tax-equivalent basis totaled $35.8 million in the 2003 quarter, compared to $36.9 million in the 2002 quarter. The net interest margin decreased to 3.18% from 3.30% for the prior year. Total interest income declined $13.8 million, partially offset by a corresponding decline in total interest expense of $12.7 million. Generally, favorable changes in the mix of interest-bearing liabilities were offset by less than favorable changes in the mix of interest-earning assets resulting from higher levels of investment portfolio balances at lower rates.

        The yield on earning assets was 5.47% in the 2003 quarter, compared to 6.74% in the 2002 quarter, a decline of 127 basis points, reflecting the general decline in interest rates during the period. The $13.8 million decrease in total interest income was attributable to the net decrease of $239 million in average loan balances with higher yields being replaced by a $273 million increase in average investment security balances at lower yields. The refinancing boom that accelerated prepayments in the mortgage portfolios also resulted in the need to increase the amortization of premiums relating to purchased loans which reside in the investment and loan portfolios. In the 2003 quarter, total premium amortization in these portfolios was $4.3 million, compared to $3.0 million in the 2002 quarter, an 11 basis point component in the decrease in yield. As part of the Bank's strategy, gains were taken on securities held specifically to offset the additional premium amortization.

        The average rate paid on interest-bearing liabilities declined 122 basis points to 2.55% in the 2003 quarter, versus 3.77% in the 2002 quarter. The favorable changes in deposit mix, from higher rate non-core and consumer CDs into lower rate demand and savings deposits, had a positive impact on interest expense of $10.1 million. Interest expense on borrowings decreased $2.6 million in the 2003 quarter from the prior year quarter, primarily reflecting the aforementioned debt extinguishment strategy in 2002.

        As a result of derivative transactions undertaken to mitigate the effect of interest rate risk on the Bank, interest income decreased by $80 thousand and interest expense decreased by $696 thousand, for a total increase of $616 thousand in net interest income for the 2003 quarter. This compared to a total increase in net interest income of $197 thousand relating to derivative transactions for the 2002 quarter.

        Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES

        The provision for loan losses was $1.8 million for the 2003 quarter, down from $3.6 million in the 2002 quarter. The decrease in the provision resulted from lower charge-offs and a decline in loan balances of $247 million. This was partially offset by the impact of an overall increase in the allowance of two basis points to 1.32% as compared to total loans. Net charge-offs were $2.4 million in the 2003 quarter compared to $3.0 million in the 2002 quarter. Net charge-offs declined as a result of lower charge-offs on commercial business loans for the current quarter versus the prior year quarter that related to an individual credit. On an overall basis, net charge-offs as a percentage of average loans were 0.38% in the 2003 quarter compared to 0.45% in the 2002 quarter.

NON-INTEREST INCOME

        Total non-interest income increased $2.4 million to $22.6 million in the 2003 quarter compared to the 2002 quarter. Comparing the 2003 quarter to the 2002 quarter, total non-interest income, excluding net gains, was $21.3 million and $19.8 million, respectively, which represents an 8% increase from period to period. Exclusive of these gains, non-interest income, as a percentage of combined net interest margin and non-interest income, was 37% and 35% for the 2003 quarter versus the 2002 quarter, respectively. The improvement in non-interest income continued to be driven by deposit service charges, which increased $1.6 million, or 10%, to $17.3 million from the 2002 quarter to the 2003 quarter. The increase in deposit fees was primarily the result of strong consumer and commercial deposit account growth, notably in the Washington metropolitan area.

        Commissions and fees and other non-interest income were level with the amounts in the prior year quarter. Commissions and fees were primarily generated from Provident Investment Center, Inc., which offers annuities and mutual funds through an affiliation with a securities broker-dealer, as well as property and casualty insurance products as an agent. Other non-interest income is composed primarily of prepayment fees generated on early loan payoffs, cash surrender value income associated with bank-owned life insurance and operating lease income.

        Net gains are composed of security gains and losses, losses from the extinguishment of debt and gains and losses on sales of loans, foreclosed property and fixed assets. The Corporation recorded $1.2 million in net gains for the 2003 quarter, compared to net gains of $431 thousand in the same period in 2002. The net gains in 2003 were primarily composed of $1.1 million in net gains on securities. The Corporation realized $622 thousand in gains from the sale of $48 million of securities from the available for sale portfolio in the 2003 quarter. The gains were taken to offset additional premium amortization on the acquired loan portfolio as a result of continued high prepayment activity during the 2003 quarter. The higher rate mortgage-backed securities sold were previously purchased specifically for their potential to generate income in an environment where long-term mortgage rates declined significantly. Included in net gains on securities is $502 thousand in gains recognized on securities received resulting from the de-mutualization of an insurance company. Additionally, the Bank realized $122 thousand in net gains in the first quarter of 2003 relating to the favorable disposition of certain loans, fixed assets and foreclosed property.

        A settlement was announced in April 2003 and is in process relating to litigation between merchants and VISA and MasterCard regarding debit card interchange reimbursement fees. This settlement is likely to have a negative impact on this portion of the Bank's fee income, which represents approximately 15% of non-interest income. There is currently insufficient information available to calculate the amount of the impact, and management is actively pursuing possible remedies.

NON-INTEREST EXPENSE

        Non-interest expense increased $2.7 million, or 7.3%, in the 2003 quarter compared to the comparable 2002 quarter. Approximately 50% of the increase was directly attributable to the opening of 15 new branches during the last twelve months, impacting salaries and employee benefits, occupancy and furniture and fixture expense. The growth in non-interest expense, other than that which was impacted by branch expansion, was contained to an annual growth rate of less than 4%. External processing fees increased $239 thousand, or 4.9%, due to increases in the volume of processing. Other non-interest expense increased $653 thousand in the 2003 quarter compared to the 2002 quarter, due primarily to a $324 thousand charge to increase the recourse reserve related to securitized loans.

INCOME TAXES

        Provident recorded income tax expense of $5.6 million on pre-tax income of $17.4 million, for a 32.3% effective tax rate in the 2003 quarter. The Corporation recorded $5.4 million of income tax expense on pre-tax income of $16.9 million in the 2002 quarter, resulting in an effective tax rate of 32%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk at December 31, 2002, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 7, 2003. The market risk of the Corporation has not experienced any material changes as of March 31, 2003 from December 31, 2002. Additionally, refer to "Net Interest Income" in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures
    ------------------------------------------------
        The Corporation maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Corporation files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, the Corporation has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective.

(b) Changes in Internal Controls
    ----------------------------
        The Corporation made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings

               The Corporation is involved in various legal actions arising in the ordinary course of business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Corporation.

  Item 2.  Changes in Securities and Use of Proceeds - None

  Item 3.  Defaults Upon Senior Securities - None

  Item 4.  Submission of Matters to a Vote of Security Holders

               (a) The Company held its Annual Meeting of Shareholders on April 16, 2003. Proxies were solicited with respect to such meeting under regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated March 10, 2003. Of the shares eligible to vote at the annual meeting, 21,541,917 were represented in person or by proxy.

               (b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

                                                 No. of Votes            No. of Votes             Broker
                   Director                          For         %         Withheld     %        Non-Votes    %
                   --------                          ---         -         --------     -        ---------    -
                   Kevin G. Byrnes                 21,308,000   98.9         233,917   1.1               0   0.0
                   Pierce B. Dunn                  21,246,959   98.6         294,958   1.4               0   0.0
                   Mark K. Joseph                  21,248,461   98.6         293,456   1.4               0   0.0
                   Peter M. Martin                 21,298,085   98.9         243,832   1.1               0   0.0
                   Sheila K. Riggs                 21,315,697   98.9         226,220   1.1               0   0.0
                   Donand E. Wilson                21,295,335   98.9         246,582   1.1               0   0.0

               The following directors are serving terms of office that continue through 2004 and 2005, as noted:

                      Director                                Year Term Expires
                      --------                                -----------------
                      Melvin A. Bilal                                2004
                      Ward B.Coe, III                                2004
                      Gary N. Geisel                                 2004
                      Frederick W. Meier, Jr.                        2004
                      Thomas S. Bozzuto                              2005
                      Charles W. Cole, Jr.                           2005
                      Enos K. Fry                                    2005
                      Barbara B. Lucas                               2005
                      Francis G. Riggs                               2005

                      (c) Two additional proposals were submitted for a vote,
                          with the following results:

                                                                                                                   Broker
                                                 No. of Votes         No. of Votes         No.of Votes              Non-
                   Proposal                          For        %        Against      %     Abstaining    %        Votes      %
                   --------                          ---        -        -------      -     ----------    -        -----      -
                   Amendment of the
                   Provident Bankshares
                   Corporation Amended and
                   Related Stock Option Plan      17,591,307   81.6     3,809,773    17.7    140,834      0.7         3       0.0

                   Ratification of the
                   appointment of KPMG LLP
                   as independent auditors
                   for the fiscal year
                   ending December 31, 2003       21,115,781   98.1       332,667     1.5     93,032      0.4       437       0.0

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.2) Articles of Amendment to Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (2)
                (4.1) Stockholder Protection Rights Agreement, as amended (3) (4.2) Indenture of Provident Trust I, relating to the Junior
                       Subordinated Debentures (4)
                (4.3)  Amended and Restated Trust Agreement of Provident
                       Trust I (4)
                (4.4) Form of Exchange Capital Security Certificate for Provident Trust I (4)
                (4.5) Form of Exchange Guarantee Agreement of Provident Trust I, relating to the Exchange of Capital Securities (4)
                (4.6) Form of Indenture of Provident Bankshares Corporation of Provident Trust II, relating to the Junior Subordinated Debentures (5)
                (4.7) Form of Amended and Restated Trust Agreement of Provident Trust II (5)
                (4.8) Form of Guarantee Agreement of Provident Trust II (5) (11.0) Statement Re: Computation of Per Share Earnings (6) (99.1) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                (99.2) Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K filed with the Securities and Exchange Commission

               On April 16, 2003, the Company filed a Form 8-K to file a press release announcing its financial results for the quarter ended March 31, 2003.

               On April 17, 2003, the Company filed a Form 8-K/A to file financial tables inadvertently excluded from the Company's earnings release for the quarter ended March 31, 2003, and to file additional financial tables as posted on the Company's website on April 17, 2003, in connection with the Company's April 17, 2003 earnings conference call.

      (1) Incorporated by reference from Provident's Registration Statement on Form S-8 (File No. 333-58881) filed with the Commission on July 10, 1998.

      (2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

      (3) Incorporated by reference from Provident's 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on
          March 3, 1999.

      (4) Incorporated by reference from Provident's Registration Statement on Form S-4 (File No. 333-58959) filed with the Commission on
          July 13, 1998.

      (5) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 333-30678) filed with the Commission on
          February 18, 2000.

      (6) Included in Note 11 to the Unaudited Consolidated Financial Statements on Page 13 hereof.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                   Registrant



May 14, 2003                              /s/ Gary N. Geisel
                                          ------------------
                                          Gary N. Geisel
                                          Chairman and Chief Executive Officer



May 14, 2003                              /s/ Dennis A. Starliper
                                          -----------------------
                                          Dennis A. Starliper
                                          Chief Financial Officer

CERTIFICATION
-------------

I, Gary N. Geisel, Chief Executive Officer and Chairman of the Board, certify that:

(1)I have reviewed this quarterly report on Form 10-Q of Provident Bankshares Corporation;

(2)Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     (c)  presented  in  this  quarterly  report  our   conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14,  2003
       -----------------------

                                               /s/ GARY N. GEISEL
                                               ---------------------------------
                                               Gary N. Geisel
                                               Chief Executive Officer and
                                               Chairman of the Board

CERTIFICATION
-------------

I, Dennis A. Starliper, Chief Financial Officer, certify that:

(1)I have reviewed this quarterly report on Form 10-Q of Provident Bankshares Corporation;

(2)Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3)Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     (c)  presented  in  this  quarterly  report  our   conclusions  about   the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6)The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14,  2003
       -----------------------

                                              /s/ DENNIS A. STARLIPER
                                              ----------------------------------
                                              Dennis A. Starliper
                                              Chief Financial Officer