Form 10-Q
period 2003-06-30
PROVIDENT BANKSHARES CORP
filed 2003-08-13
CIK 818969

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTERLY PERIOD ENDED JUNE 30, 2003

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

At August 6, 2003, the Registrant had 24,600,006 shares of $1.00 par value common stock outstanding.




================================================================================

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS
                                                                            Page
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Statement of Condition - Unaudited
        June 30, 2003 and 2002 and December 31, 2002                           4

        Consolidated Statement of Income - Unaudited
        Three and six month periods ended June 30, 2003 and 2002               5

        Consolidated Statement of Cash Flows - Unaudited
        Six month periods ended June 30, 2003 and 2002                         6

        Notes to Consolidated Financial Statements - Unaudited                 7

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                      15

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                     28

Item 4. Controls and Procedures                                               28

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     29

Item 2. Changes in Securities and Use of Proceeds                             29

Item 3. Defaults upon Senior Securities                                       29

Item 4. Submission of Matters to a Vote of Security Holders                   29

Item 5. Other Information                                                     29

Item 6. Exhibits and Reports on Form 8-K                                      29

SIGNATURES                                                                    31

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


PART I - FINANCIAL INFORMATION

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                   June 30,            December 31,        June 30,
(dollars in thousands, except share amounts)                                         2003                2002                2002
                                                                               ===============     ===============    ==============
ASSETS:
    Cash and Due From Banks                                                       $   144,251        $    145,063      $    138,480
    Short-Term Investments                                                              1,694               3,129             2,150
    Mortgage Loans Held for Sale                                                        8,091               8,899             5,352
    Securities Available for Sale                                                   2,126,758           1,993,229         1,920,191
    Loans                                                                           2,579,365           2,560,563         2,652,210
    Less Allowance for Loan Losses                                                     34,047              33,425            34,719
                                                                               ---------------     ---------------    --------------
      Net Loans                                                                     2,545,318           2,527,138         2,617,491
                                                                               ---------------     ---------------    --------------
    Premises and Equipment, Net                                                        47,083              47,031            45,136
    Accrued Interest Receivable                                                        26,296              28,101            31,477
    Intangible Assets                                                                   9,136               9,340            10,565
    Other Assets                                                                      187,669             128,792           372,934
                                                                               ---------------     ---------------    --------------
Total Assets                                                                      $ 5,096,296        $  4,890,722      $  5,143,776
                                                                               ===============     ===============    ==============
LIABILITIES:
    Deposits:
      Noninterest-Bearing                                                         $   672,459        $    492,661      $    479,024
      Interest-Bearing                                                              2,675,515           2,695,305         2,871,437
                                                                               ---------------     ---------------    --------------
        Total Deposits                                                              3,347,974           3,187,966         3,350,461
                                                                               ---------------     ---------------    --------------
    Short-Term Borrowings                                                             369,173             539,758           344,460
    Long-Term Debt                                                                    975,280             814,546           858,614
    Accrued Expenses and Other Liabilities                                             73,053              32,817           288,580
                                                                               ---------------     ---------------    --------------
            Total Liabilities                                                       4,765,480           4,575,087         4,842,115
                                                                               ===============     ===============    ==============
STOCKHOLDERS' EQUITY:
    Common Stock (par value $1.00) authorized 100,000,000 shares; issued
      31,938,838, 31,737,237 and 31,688,048 shares at
      June 30, 2003, December 31, 2002 and June 30, 2002, respectively                 31,939              31,737            31,688
    Additional Paid-in Capital                                                        293,832             289,698           289,573
    Retained Earnings                                                                 137,737             124,862           109,194
    Net Accumulated Other Comprehensive Income (Loss)                                  12,890              14,920              (584)
    Treasury Stock at Cost - 7,373,601,  7,373,601 and 6,585,701 shares at
       June 30, 2003, December 31, 2002 and June 30, 2002, respectively              (145,582)           (145,582)         (128,210)
                                                                               ---------------     ---------------    --------------
            Total Stockholders' Equity                                                330,816             315,635           301,661
                                                                               ---------------     ---------------    --------------
Total Liabilities and Stockholders' Equity                                        $ 5,096,296        $  4,890,722      $  5,143,776
                                                                               ===============     ===============    ==============

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries
                                                                     Three Months Ended                      Six Months Ended
                                                                          June 30,                              June 30,
                                                            ---------------------------------      --------------------------------
(dollars in thousands, except per share data)                     2003               2002               2003               2002
                                                            ===============     =============      =============      =============
INTEREST INCOME:
    Loans, including fees                                   $       36,506       $    45,057        $    73,332        $    92,098
    Investment Securities                                           23,493            26,775             47,542             54,272
    Tax-Advantaged Loans and Securities                                379               432                779                882
    Short-Term Investments                                               5                15                 13                 65
                                                            ---------------     -------------      -------------      -------------
        Total Interest Income                                       60,383            72,279            121,666            147,317
                                                            ---------------     -------------      -------------      -------------
INTEREST EXPENSE:
    Deposits                                                        12,899            22,205             27,272             46,693
    Short-Term Borrowings                                            1,077             1,374              2,343              2,705
    Long-Term Borrowings                                             9,608            12,830             19,625             25,397
                                                            ---------------     -------------      -------------      -------------
        Total Interest Expense                                      23,584            36,409             49,240             74,795
                                                            ---------------     -------------      -------------      -------------
Net Interest Income                                                 36,799            35,870             72,426             72,522
    Less: Provision for Loan Losses                                  3,251             2,650              5,011              6,250
                                                            ---------------     -------------      -------------      -------------
Net Interest Income after Provision for Loan Losses                 33,548            33,220             67,415             66,272
                                                            ---------------     -------------      -------------      -------------
NON-INTEREST INCOME:
    Service Charges on Deposit Accounts                             19,244            17,789             36,565             33,532
    Commissions and Fees                                             1,150             1,266              2,460              2,600
    Net Losses                                                      (6,892)           (2,242)            (5,645)            (1,811)
    Other Non-Interest Income                                        2,858             2,622              5,571              5,314
                                                            ---------------     -------------      -------------      -------------
        Total Non-Interest Income                                   16,360            19,435             38,951             39,635
                                                            ---------------     -------------      -------------      -------------
NON-INTEREST EXPENSE:
    Salaries and Employee Benefits                                  19,578            17,804             38,562             35,824
    Occupancy Expense, Net                                           3,894             3,553              7,974              7,054
    Furniture and Equipment Expense                                  2,955             2,704              5,821              5,338
    External Processing Fees                                         5,451             5,142             10,543              9,995
    Other Non-Interest Expense                                       8,422             8,577             16,450             15,952
                                                            ---------------     -------------      -------------      -------------
        Total Non-Interest Expense                                  40,300            37,780             79,350             74,163
                                                            ---------------     -------------      -------------      -------------
Income before Income Taxes                                           9,608            14,875             27,016             31,744
Income Tax Expense (Benefit)                                        (2,587)            4,470              3,036              9,864
                                                            ---------------     -------------      -------------      -------------
Net Income                                                  $       12,195      $     10,405       $     23,980       $     21,880
                                                            ===============     =============      =============      =============
NET INCOME PER SHARE AMOUNTS:
    Basic                                                   $         0.50       $      0.41        $      0.98        $      0.87
    Diluted                                                           0.49              0.40               0.96               0.84

These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                          -------------------------------------
(in thousands)                                                                  2003                  2002
                                                                          ================      ===============
OPERATING ACTIVITIES:
   Net Income                                                             $        23,980        $      21,880
   Adjustments to Reconcile Net Income to
     Net Cash Provided by Operating Activities:
        Depreciation and Amortization                                              19,284               15,110
        Provision for Loan Losses                                                   5,011                6,250
        Provision for Deferred Income Tax (Benefit)                                (2,378)               1,013
        Net Losses                                                                  5,645                1,811
        Loans Originated and Held for Sale                                        (60,833)             (26,151)
        Proceeds from Sales of Loans Held for Sale                                 62,056               27,890
        Net (Increase) Decrease in Accrued Interest
          Receivable and Other Assets                                             (11,549)               1,708
        Net Increase (Decrease) in Accrued
          Expenses and Other Liabilities                                           (4,447)                 288
                                                                          ----------------      ---------------
  Total Adjustments                                                                12,789               27,919
                                                                          ----------------      ---------------
Net Cash Provided by Operating Activities                                          36,769               49,799
                                                                          ----------------      ---------------
INVESTING ACTIVITIES:
   Principal Collections and Maturities of Securities Available for Sale          469,213              414,205
   Proceeds from Sales of Securities Available for Sale                           771,882              183,290
   Purchases of Securities Available for Sale                                  (1,377,485)            (694,578)
   Loan Principal Collections Less Originations and Purchases                     (25,998)             116,359
   Purchases of Premises and Equipment                                             (4,918)              (4,037)
                                                                          ----------------      ---------------
Net Cash Provided (Used) by Investing Activities                                 (167,306)              15,239
                                                                          ----------------      ---------------
FINANCING ACTIVITIES:
   Net Decrease (Increase) in Deposits                                            160,008               (5,586)
   Net Decrease in Short-Term Borrowings                                         (170,585)             (21,861)
   Proceeds from Long-Term Debt                                                   320,000               95,000
   Payments and Maturities of Long-Term Debt                                     (174,364)             (97,370)
   Proceeds from Issuance of  Stock                                                 4,336                5,398
   Purchase of Treasury Stock                                                           -               (7,338)
   Cash Dividends Paid on Common Stock                                            (11,105)             (10,435)
                                                                          ----------------      ---------------
Net Cash Provided (Used) by Financing Activities                                  128,290              (42,192)
                                                                          ----------------      ---------------
Increase (Decrease) in Cash and Cash Equivalents                                   (2,247)              22,846
   Cash and Cash Equivalents at Beginning of Period                               148,192              117,784
                                                                          ----------------      ---------------
Cash and Cash Equivalents at End of Period                                $       145,945        $     140,630
                                                                          ================      ===============

SUPPLEMENTAL DISCLOSURES:
Interest Paid, Net of Amount Credited to Deposit Accounts                 $        36,509        $      53,146
Income Taxes Paid                                                                   4,569               13,561
Net Investment Securities Purchased and not Settled                                44,421              257,331
Net Investment Securities Sold and not Delivered                                   45,880              240,285

These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

JUNE 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank offers consumer and commercial banking services through a network of branch offices and ATMs in the Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Company and leases through Court Square Leasing Corporation and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

USE OF ESTIMATES

In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Estimates and assumptions are utilized in the determination of the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, fair value of financial instruments disclosures, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. It is at least reasonably possible that each of the Corporation's estimates could change in the near term and the effect of the change could be material to the Corporation's Consolidated Financial Statements.

STOCK-BASED COMPENSATION

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (collectively, "SFAS No. 123"). The provisions of SFAS No. 123 provide the Corporation with the option of accruing stock-based employee compensation expense, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for stock-based employee compensation. Accordingly, no compensation expense has been recognized.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based employee compensation.
                                                Six Months Ended June 30,
                                             -------------------------------
                                                 2003              2002
                                             ------------      -------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
NET INCOME:
Net Income As Reported                        $  23,980         $   21,880
  Deduction for Total Stock-Based Employee
   Compensation Expense Determined under
   Fair Value Based Method for all Awards,
   Net of Related Tax Effects                       517                710
                                             ------------      -------------
Pro Forma Net Income                          $  23,463         $   21,170
                                             ============      =============
BASIC EARNINGS PER SHARE:
As Reported                                   $    0.98         $     0.87
Pro Forma                                          0.96               0.84

DILUTED EARNINGS PER SHARE:
As Reported                                   $    0.96         $     0.84
Pro Forma                                          0.94               0.82

The weighted average fair value of all of the options granted during the periods presented have been estimated using the Black-Scholes option-pricing model with the following assumptions:
                                                Six Months Ended June 30,
                                             -------------------------------
                                                 2003              2002
                                             ------------      -------------

Dividend Yield                                    3.62%               3.72%
Weighted Average Risk-Free Interest Rate          3.12%               3.11%
Weighted Average Expected Volatility             25.33%              25.68%
Weighted Average Expected Life in Years           7.02                6.75

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which is generally effective for contracts entered into or modified after June 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as "derivatives" and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a significant impact on the Corporation's earnings, financial condition or equity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150") effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement (such as obligations that a reporting entity can or must settle by issuing its own equity shares) as a liability rather than equity. SFAS No. 150 did not have an impact on the Corporation's earnings, financial condition or equity.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements. The Corporation adopted the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The liability associated with these guarantees amounted to $48 thousand at June 30, 2003, which will be amortized over the period covered by the guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46") which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. The Corporation holds no significant variable interests in any entities which would require disclosure or consolidation.

NOTE 2 - INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio were as follows at the periods indicated.

                                                                        Gross               Gross
                                                 Amortized           Unrealized           Unrealized               Fair
(in thousands)                                     Cost                 Gains               Losses                Value
                                             ---------------      ---------------      --------------       ----------------
JUNE 30, 2003
-------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Government
  Agencies and Corporations                  $      126,289       $          894       $       1,812        $       125,371
Mortgage-Backed Securities                        1,794,490               23,597               2,943              1,815,144
Municipal Securities                                 19,210                1,229                   -                 20,439
Other Debt Securities                               155,929               10,563                 688                165,804
                                             ---------------      ---------------      --------------       ----------------
  Total Securities Available for Sale        $    2,095,918       $       36,283       $       5,443        $     2,126,758
                                             ---------------      ---------------      --------------       ----------------

DECEMBER 31, 2002
-----------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Government
  Agencies and Corporations                  $       54,074       $          199       $           -        $        54,273
Mortgage-Backed Securities                        1,767,095               28,258                 570              1,794,783
Municipal Securities                                 19,547                1,580                   -                 21,127
Other Debt Securities                               121,656                3,353               1,963                123,046
                                             ---------------      ---------------      --------------       ----------------
  Total Securities Available for Sale        $    1,962,372       $       33,390       $       2,533        $     1,993,229
                                             ---------------      ---------------      --------------       ----------------

JUNE 30, 2002
-------------
SECURITIES AVAILABLE FOR SALE:
U.S. Treasury and Government
  Agencies and Corporations                  $       99,788       $            1       $       1,572        $        98,217
Mortgage-Backed Securities                        1,643,262               11,054               1,994              1,652,322
Municipal Securities                                 20,891                1,022                   -                 21,913
Other Debt Securities                               154,622                  345               7,228                147,739
                                             ---------------      ---------------      --------------       ----------------
  Total Securities Available for Sale        $    1,918,563       $       12,422       $      10,794        $     1,920,191
                                             ---------------      ---------------      --------------       ----------------

At June 30, 2003, net unrealized gains on securities available for sale, net of taxes, of $20.0 million were reflected as a component of Net Accumulated Other Comprehensive Income ("OCI"). This compared to net unrealized gains, net of taxes, of $864 thousand at June 30, 2002 and $19.8 million at December 31, 2002. For further details regarding investment securities at December 31, 2002, refer to Notes 1 and 3 of the Consolidated Financial Statements.

Net realized gains on investment securities were $7.2 million for the quarter ended June 30, 2003 compared to net realized losses of $1.1 million for the same quarter of 2002. For the six months ended June 30, 2003, net realized gains were $8.3 million compared to net realized losses of $944 thousand for the same period of 2002. These net gains (losses) on investment securities are included in net losses in the Consolidated Statement of Income.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding is shown in the table below as of the periods indicated.


(IN THOUSANDS)                                                  6/30/2003          12/31/2002         6/30/2002
                                                           ----------------    ---------------    ---------------
Acquired Residential Mortgage                                 $    541,166        $   545,323        $   640,262
Other Consumer                                                     913,838            881,151            852,128
                                                           ----------------    ---------------    ---------------
   Total Consumer                                                1,455,004          1,426,474          1,492,390
Commercial Business                                                379,920            376,065            384,799
Real Estate - Construction - Residential                           136,996            119,732            109,627
                           - Commercial                            208,286            238,344            208,209
Real Estate - Mortgage - Residential                               111,486            168,869            244,482
                       - Commercial                                287,673            231,079            212,703
                                                           ----------------    ---------------    ---------------
     Total Loans                                              $  2,579,365        $ 2,560,563        $ 2,652,210
                                                           ================    ===============    ===============

The following table reflects the activity in the allowance for loan losses for the periods indicated.

                                                                Three Months Ended June 30,            Six Months Ended June 30,
                                                           -----------------------------------    ----------------------------------
(IN THOUSANDS)                                                   2003               2002               2003                 2002
                                                           --------------    -----------------    ---------------      -------------
Balance at Beginning of Period                             $      32,562     $         35,164      $      33,425        $    34,611
Provision for Loan Losses                                          3,251                2,650              5,011              6,250
Transfer to Other Liabilities                                          -                    -               (262)                 -
Less: Loans Charged-Off, Net of Recoveries
   Acquired Residential Mortgage                                   1,497                2,565              3,395              4,468
   Other Consumer                                                    132                  346                522                693
   Commercial Business                                               137                  177                259                966
   Real Estate - Mortgage - Residential                                -                   18                (49)                32
                          - Commercial                                 -                  (11)                 -                (17)
                                                           --------------    -----------------    ---------------      -------------
Net Charge-Offs                                                    1,766                3,095              4,127              6,142
                                                           --------------    -----------------    ---------------      -------------
Balance at End of Period                                   $      34,047     $         34,719      $      34,047        $    34,719
                                                           --------------    -----------------    ---------------      -------------

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

The table below presents an analysis of the goodwill and deposit-based intangible activity.

                                                           Accumulated        Deposit-Based         Accumulated
(IN THOUSANDS)                            Goodwill        Amortization          Intangible          Amortization           Total
                                       ============    ================    =================    ==================    ==============
Balance at December 31, 2002             $ 8,314              $ (622)             $ 2,600             $   (952)          $ 9,340
Amortization Expense for the Six
      Months Ended June 30, 2003               -                 -                      -                 (204)             (204)
                                       ------------    ----------------    -----------------    -----------------     --------------
Balance at June 30, 2003                 $ 8,314              $ (622)             $ 2,600             $ (1,156)          $ 9,136
                                       ============    ================    =================    ==================    ==============

NOTE 5 - DEPOSITS

The table below presents deposits as of the periods indicated.

(IN THOUSANDS)                                                  6/30/2003           12/31/2002            6/30/2002
                                                            ===============      ================      ==============
Noninterest-Bearing                                         $      672,459       $      492,661        $     479,024
Money Market/Demand                                                916,486              847,966              808,687
Savings                                                            711,930              662,021              660,709
Direct Time Certificates of Deposit                                709,548              775,546              836,318
Broker Certificates of Deposit                                     337,551              409,772              565,723
                                                            ---------------      ---------------       --------------
     Total Deposits                                         $    3,347,974       $    3,187,966        $   3,350,461
                                                            ===============      ================      ==============

NOTE 6 - SHORT-TERM BORROWINGS

The table below presents short-term borrowings as of the periods indicated.

(IN THOUSANDS)                                                  6/30/2003            12/31/2002             6/30/2002
                                                            ===============      ================       ================
Securities Sold Under Repurchase Agreements                 $      237,135       $       233,748        $       267,402
Federal Funds Purchased                                            130,000               304,000                 75,000
Other Short-Term Borrowings                                          2,038                 2,010                  2,058
                                                            ---------------      ----------------       ----------------
     Total Short-Term Borrowings                            $      369,173       $       539,758        $       344,460
                                                            ===============      ================       ================

NOTE 7 - LONG-TERM DEBT

The table below presents long-term debt as of the periods indicated.

(IN THOUSANDS)                                                 6/30/2003            12/31/2002             6/30/2002
                                                            ===============       ==============        ===============
Federal Home Loan Bank Advances - Fixed Rate                $      148,593        $     292,609         $      327,037
Federal Home Loan Bank Advances - Variable Rate                    672,293              351,826                350,167
Trust Preferred Securities                                          77,519               76,986                 72,035
Term Repurchase Agreements                                          76,875               93,125                109,375
                                                            ---------------       --------------        ---------------
     Total Long-Term Debt                                   $      975,280        $     814,546         $      858,614
                                                            ===============       ==============        ===============

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $14.2 million and $4.0 million for the six months ended June 30, 2003 and 2002, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At June 30, 2003 and 2002, the Corporation had recorded a cumulative decline in the fair value of derivatives of $4.7 million and $1.4 million, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ended June 30, 2003 and 2002, the Corporation had no ineffective portions of hedges.

The table below presents the Corporation's open derivative positions for the periods indicated.


(IN THOUSANDS)                                                       NOTIONAL        CREDIT RISK          FAIR         UNAMORTIZED
DERIVATIVE TYPE                         HEDGE OBJECTIVE               AMOUNT           AMOUNT            VALUE           PREMIUM
---------------                   ----------------------------    ---------------   --------------   ---------------  --------------
JUNE 30, 2003
-------------
INTEREST RATE SWAPS:
   PAY FIXED/RECEIVE VARIABLE     DEPOSIT/BORROWING COST            $    215,000      $         -       $    (6,000)   $         -
   PAY FIXED/RECEIVE VARIABLE     LOAN RATE RISK                          10,000                -               (91)             -
   RECEIVE FIXED/PAY VARIABLE     BORROWING COST                         157,750           14,124            14,124              -
INTEREST RATE CAPS/CORRIDORS      BORROWING COST                         162,000                2                 2            179
                                                                  ---------------   --------------   ---------------  --------------
                                                                    $    544,750      $    14,126       $     8,035    $       179
                                                                  ---------------   --------------   ---------------  --------------
DECEMBER 31, 2002
-----------------
Interest Rate Swaps:
   Pay Fixed/Receive Variable     Borrowing Cost                    $     45,000      $         -       $    (3,396)   $         -
   Receive Fixed/Pay Variable     Borrowing Cost                         157,750           12,368            12,368              -
Interest Rate Caps/Corridors      Borrowing Cost                         162,000               37                37            415
                                                                  ---------------   --------------   ---------------   -------------
                                                                    $    364,750      $    12,405       $     9,009    $       415
                                                                  ---------------   --------------   ---------------   -------------
JUNE 30, 2002
-------------
Interest Rate Swaps:
   Pay Fixed/Receive Variable     Deposit/Borrowing Cost            $    125,000      $         -       $    (1,992)   $         -
   Pay Fixed/Receive Variable     Asset Values/Rate Risk                  16,687                -              (809)             -
   Receive Fixed/Pay Variable     Borrowing Cost                          70,000            4,770             4,770              -
Interest Rate Caps/Corridors      Borrowing Cost                         162,000              273               273            693
                                                                  ---------------   --------------   ---------------   -------------
                                                                    $    373,687      $     5,043       $     2,242    $       693
                                                                  ---------------   --------------   ---------------   -------------

NOTE 9 - OTHER COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income indicating the components of other comprehensive income for the periods indicated.
                                                                                    Three Months Ended         Six Months Ended
                                                                                         June 30,                   June 30,
                                                                                -------------------------  -------------------------
(IN THOUSANDS)                                                                       2003          2002         2003           2002
                                                                                ----------    -----------  -----------    ----------
Net Income                                                                      $  12,195     $  10,405    $  23,980      $  21,880
Other Comprehensive Income (Loss):
    Gain (Loss) on Derivatives Recognized in Other Comprehensive Income            (1,603)       (1,474)      (3,432)        (1,280)
    Unrealized Holding Gain (Loss) on Debt Securities                               3,779        23,714        8,588          9,372
    Less: Reclassification Adjustment for Gains (Losses) Included in Net Income     7,154        (1,111)       8,279           (944)
                                                                                ----------    -----------  -----------    ----------
Other Comprehensive Income (Loss), Before Tax                                      (4,978)       23,351       (3,123)         9,036
Income Tax (Benefit) Related to Items of Other Comprehensive Income                (1,742)        8,173       (1,093)         3,162
                                                                                ----------    -----------  -----------    ----------
Other Comprehensive Income (Loss), After Tax                                       (3,236)       15,178       (2,030)         5,874
                                                                                ----------    -----------  -----------    ----------
Comprehensive Income                                                            $   8,959     $  25,583    $  21,950      $  27,754
                                                                                ==========    ===========  ===========    ==========

NOTE 10- NET LOSSES

Net losses include the following components for the periods indicated.

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                       June 30,
                                                                --------------------------     ---------------------------
(IN THOUSANDS)                                                      2003           2002            2003            2002
                                                                ------------    ----------     ------------    -----------
Net Gains (Losses):
   Securities                                                    $    7,154      $ (1,111)      $    8,279       $   (944)
   Asset Sales                                                        1,252          (158)           1,374            106
   Debt Extinguishment                                              (15,298)         (973)         (15,298)          (973)
                                                                ------------    ----------     ------------    -----------
      Net Losses                                                 $   (6,892)     $ (2,242)      $   (5,645)      $ (1,811)
                                                                ------------    ----------     ------------    -----------


NOTE 11 - PER SHARE INFORMATION

The following table presents a summary of per share data and amounts for the periods indicated.

                                                                   Three Months Ended               Six Months Ended
                                                                        June 30,                       June 30,
                                                                --------------------------     ---------------------------
(IN THOUSANDS, EXCEPT PER SHARE DATA)                               2003           2002            2003            2002
                                                                ------------    ----------     ------------    -----------
Qualifying Net Income                                            $  12,195       $  10,405      $  23,980        $  21,880
Basic EPS Shares                                                    24,501          25,151         24,443           25,134
Basic EPS                                                            $0.50           $0.41          $0.98            $0.87
Dilutive Shares                                                        585             824            624              837
Diluted EPS Shares                                                  25,086          25,975         25,067           25,971
Diluted EPS                                                          $0.49           $0.40          $0.96            $0.84

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS

Commitments to extend credit in the form of consumer, commercial real estate and business loans were as follows at June 30, 2003.

(IN THOUSANDS)                                                   6/30/2003
                                                                ============
Commercial Business and Real Estate                               $ 371,328
Consumer Revolving Credit                                           275,457
Residential Mortgage Credit                                          33,765
Performance Standby Letters of Credit                                52,871
Commercial Letters of Credit                                            433
Forward Loan Purchase Commitment                                     55,100
                                                               -------------
       Total Loan Commitments                                     $ 788,954
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

The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $88.9 million and $256.2 million at June 30, 2003 and 2002, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in the loans. The recourse liability amounted to $1.8 million and $3.1 million at June 30, 2003 and 2002, respectively. The recourse liability is evaluated periodically for adequacy. Net charges to the recourse liability amounted to $1.4 million and $469 thousand for the six months ended June 30, 2003 and 2002, respectively. At June 30, 2003, $1.4 million of loans with potential recourse were 90 days or more past due.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL REVIEW

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank offers consumer and commercial banking services through a network of 114 banking offices and 164 ATMs in the Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. At June 30, 2003, the branch network consisted of 59 traditional full service branch locations, 51 in-store branches and 4 ATM Plus banking offices. The in-store and ATM Plus offices are located in supermarkets and national retail superstores. Of the 114 banking offices, 61% are located in the Baltimore region and 39% are located in the metropolitan Washington D.C. region. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Company and leases through Court Square Leasing Corporation and Provident Lease Corporation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

The Bank is examined periodically by the Federal Deposit Insurance Corporation and, accordingly, as part of this exam, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

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

FINANCIAL CONDITION

At June 30, 2003, total assets were $5.1 billion, up slightly from $4.9 billion at December 31, 2002. The Corporation continued to migrate the composition of the balance sheet by focusing resources on growth in core business lines, resulting in a higher percentage of core loans and deposits on the balance sheet, while non-core loan and deposit balances continued to decline. The Corporation experienced growth in all of its markets, opening one in-store branch in the Washington metropolitan area during the quarter.

ASSET COMPOSITION

The following table summarizes the composition of the Bank's average earning assets for the periods indicated.

AVERAGE EARNING ASSETS SUMMARY

                                                         Three Months Ended
                                                              June 30,                       $             %
                                                  ----------------------------------
(DOLLARS IN THOUSANDS)                                2003                2002            Variance      Variance
                                                 ---------------      --------------    ------------   -----------
Investments                                        $   2,132,288       $  1,890,814      $  241,474        12.8 %
Other earning assets                                      14,350              7,548           6,802        90.1
Core loans:
     Consumer                                            866,789            784,134          82,655        10.5
     Commercial business                                 352,095            334,796          17,299         5.2
     Real estate                                         579,714            497,669          82,045        16.5
                                                 ---------------      --------------    ------------
         Total core loans                              1,798,598          1,616,599         181,999        11.3
                                                 ---------------      --------------    ------------
Non-core loans:
     Consumer                                            674,381            978,204        (303,823)      (31.1)
     National syndicated loans                            38,232             72,073         (33,841)      (47.0)
                                                 ---------------      --------------    ------------
         Total non-core loans                            712,613          1,050,277        (337,664)      (32.1)
                                                 ---------------      --------------    ------------
Total loans                                            2,511,211          2,666,876        (155,665)       (5.8)
                                                 ---------------      --------------    ------------
Total earning assets                               $   4,657,849       $  4,565,238      $   92,611         2.0 %
                                                 ---------------      --------------    ------------

Total average earning assets increased by $93 million to $4.7 billion in the second quarter of 2003 ("the 2003 quarter") compared to the second quarter of 2002 ("the 2002 quarter"). A $241 million increase in average investment portfolio balances and a $182 million increase in average core loan balances offset the $338 million decrease in average non-core loan balances. Management defines core loans as those loans originated by the Bank, as well as purchases of participations in syndicated loans in the Bank's defined market area. Non-core loans are defined as purchased loans, participations in syndicated loans outside the Bank's defined market area, and Bank-originated loans from discontinued product lines.

The growth in the investment portfolio average balances in the 2003 quarter occurred as the excess cash flow generated by the non-core loan portfolio payments, net of core loan funding requirements, was reinvested into the investment portfolio. Cashflows were predominately invested in a combination of 15, 20, and 30 year conventional MBS, as well as 5/1 and 7/1 hybrid ARMs, and 7 year balloon mortgages. These purchases lengthened the duration of the portfolio and mitigated prepayment risk associated with the falling interest rate environment.

The Corporation's expanded presence in the Baltimore-Washington metropolitan region facilitated the robust 11.3% growth in average core loans, which comprise 71.6% of total average loans in the 2003 quarter. Average core consumer loans, comprised of direct consumer and marine loans, increased $83 million, or 10.5%, in the 2003 quarter compared to the 2002 quarter. Production of direct consumer loans, primarily home equity loans, totaling $109 million in the 2003 quarter exceeded production in the 2002 quarter by $50 million, or 87%. Production from the internet-based home equity product referral network continued to supplement lending activity from the Bank's branch and call center network, contributing $13 million to the direct consumer loan production in the current quarter. Marine loans, which are originated indirectly through brokers but underwritten individually by the Bank, also had strong performance, with average marine loan balances up 17.9% to $439 million in the 2003 quarter. Average core commercial business, real estate construction and commercial mortgage loans also continued to show steady growth, evidenced by an increase of $99 million, or 11.9%, in the 2003 quarter compared to the 2002 quarter. Both the Washington and Baltimore markets experienced 12% average core commercial loan growth for the 2003 quarter compared to the 2002 quarter.

The Corporation's average non-core loan balances continued to decline at a rapid pace as the low interest rate environment continued in 2003, decreasing $338 million in the 2003 quarter, or 32.1%, due to continued prepayment activity. The largest component of non-core consumer loans is the portfolio of acquired residential mortgage loans, which declined by $129 million to an average balance for the quarter of $525 million. The decline was a result of the level of payoffs and resultant amortization of loan purchase premiums, partially offset by additional purchases. In the 2003 quarter, the Corporation purchased $104 million in loans secured by residential real estate, all of which are in a first lien position. Management intends to continue to purchase such loans to maintain an average acquired portfolio size between $500 million and $600 million. The other non-core consumer portfolios, relating to residential mortgage and indirect auto loan product lines that are no longer offered by the Bank, declined by $175 million. The non-core syndicated portfolio average balances declined $34 million, or 47.0%, in the 2003 quarter. The remaining $38 million of non-core syndicated loans represent a diversified portfolio of loans which are performing as agreed and amortizing according to their terms and conditions.

ASSET QUALITY

Non-performing assets were $24.6 million at June 30, 2003, or 0.95% of loans outstanding, showing continued improvement from the December 31, 2002 level of $24.9 million, or 0.97% and the June 30, 2002 level of $26.8 million, or 1.01%. Of total non-performing loans at June 30, 2003, $18.1 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial and real estate non-performing loans remained at historically low levels. Total 90-day delinquent loans decreased $2.3 million at June 30, 2003 from the level at December 31, 2002. In the acquired mortgage portfolio (comprised of 70% first lien loans), delinquencies have declined consistently, reaching their lowest level in three years.

As a result of the growth and mix in the commercial and consumer loan portfolios, the Corporation increased the level of the allowance $622 thousand from December 31, 2002 to $34.0 million at June 30, 2003. At June 30, 2003, the allowance represents 1.32% of total loans outstanding and 175% of non-performing loans. Portfolio-wide net charge-offs represented 0.28% of average loans for the 2003 quarter, continuing to improve from 0.40% in the December 2002 quarter and 0.47% in the June 2002 quarter.

Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term. Management believes that the allowance at June 30, 2003 represents its best estimate of probable losses inherent in the portfolio.


ASSET QUALITY SUMMARY
(DOLLARS IN THOUSANDS)
                                                                    6/30/2003           12/31/2002              6/30/2002
                                                                 --------------       --------------         ---------------
NON-PERFORMING ASSETS:
----------------------
Acquired Residential Mortgage                                         $ 15,507             $ 18,070                $ 17,823
Other Consumer                                                             420                  460                     664
Commercial Business                                                        533                  514                      93
Real Estate - Construction - Residential                                   135                  136                     215
                           - Commercial                                      -                    -                       -
Real Estate - Mortgage - Residential                                     2,104                1,953                   3,906
                       - Commercial                                        735                    -                       -
                                                                 --------------       --------------         ---------------
Total Non-Accrual Loans                                                 19,434               21,133                  22,701
Total Renegotiated Loans                                                     -                    -                       -
                                                                 --------------       --------------         ---------------
     Total Non-Performing Loans                                         19,434               21,133                  22,701
Total Other Assets and Real Estate Owned                                 5,132                3,796                   4,060
                                                                 --------------       --------------         ---------------
     Total Non-Performing Assets                                      $ 24,566             $ 24,929                $ 26,761
                                                                 ==============       ==============         ===============

90-DAY DELINQUENCIES:
---------------------
Acquired Residential Mortgage                                          $ 5,353              $ 5,108                $  4,710
Other Consumer                                                             373                1,023                     977
Commercial Business                                                        380                  320                     204
Real Estate - Construction - Residential                                     -                    -                       -
                           - Commercial                                      -                    -                       -
Real Estate - Mortgage - Residential                                     6,414                8,377                   6,711
                       - Commercial                                          -                    -                       -
                                                                 --------------       --------------         ---------------
     Total 90-Day Delinquencies                                       $ 12,520             $ 14,828                $ 12,602
                                                                 ==============       ==============         ===============

ASSET QUALITY RATIOS:
---------------------
Non-Performing Loans to Loans                                            0.75%                0.83%                   0.86%
Non-Performing Assets to Loans                                           0.95%                0.97%                   1.01%
Allowance for Loan Losses to Loans                                       1.32%                1.31%                   1.31%
Net Charge-Offs in Quarter to Average Loans                              0.28%                0.40%                   0.47%
Allowance for Loan Losses to Non-Performing Loans                      175.19%              158.16%                 152.94%


SOURCES OF FUNDS

DEPOSITS AND BORROWINGS

The following table summarizes the composition of the Bank's average deposit and borrowing balances for the periods indicated.

AVERAGE DEPOSITS AND BORROWINGS

                                                      Three Months Ended
                                                           June 30,                       $              %
                                                --------------------------------
(DOLLARS IN THOUSANDS)                              2003               2002            Variance      Variance
                                                --------------     -------------     ------------   -----------
Core Deposits:
    Consumer                                     $ 2,395,159        $ 2,363,093       $  32,066          1.4 %
    Commercial                                       460,845            341,345         119,500         35.0
                                                --------------     -------------     ------------
Total Core Deposits                                2,856,004          2,704,438         151,566          5.6
Non-core Deposits                                    356,908            630,611        (273,703)       (43.4)
                                                --------------     -------------     ------------
       Total Deposits                              3,212,912          3,335,049        (122,137)        (3.7)
                                                --------------     -------------     ------------
Borrowings:
    Federal Funds Purchased                          185,863            127,158          58,705         46.2
    FHLB Advances                                    915,155            692,054         223,101         32.2
    Repurchase Agreements and Other                  287,995            316,787         (28,792)        (9.1)
    Trust Preferred Securities                        68,141             68,069              72          0.1
                                                --------------     -------------     ------------
       Total Borrowings                            1,457,154          1,204,068         253,086         21.0
                                                --------------     -------------     ------------
       Total Deposits and Borrowings             $ 4,670,066        $ 4,539,117       $ 130,949          2.9 %
                                                ==============     =============     ============

Total average deposit balances decreased $122 million in the 2003 quarter compared to the 2002 quarter due to the $274 million decrease in average non-core deposits (composed of brokered CDs), that matured but were not replaced. Due to the Corporation's focus on its core business lines, average core deposits generated from the Bank's consumer and commercial customer base continued to grow steadily, replacing $152 million of the brokered CD runoff. Excluding average retail CDs, which decreased $111 million from the 2002 quarter to the 2003 quarter, average consumer deposit balances increased $143 million, or 9.2%, from the 2002 quarter to the 2003 quarter. Deposit growth from the commercial sector was particularly strong during the same period, with a net increase in average balances of $120 million, or 35%, in the 2003 quarter, of which $92 million was in non-interest-bearing accounts. In the 2003 quarter, average core deposits comprised 88.9% of average total deposits.

Average borrowings increased $253 million in the second quarter of 2003 compared to the 2002 quarter. Average Federal Funds Purchased ("Fed Funds") increased $59 million, reflecting management's desire to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average Federal Home Loan Bank ("FHLB") borrowings increased $223 million over 12 months; however FHLB borrowings declined $101 million from March 31, 2003 to June 30, 2003. In the second quarter of 2003, management took advantage of the opportunity to extinguish $140 million of term FHLB borrowings with above market rates. The debt was replaced with lower rate FHLB borrowings and Fed Funds, which is expected to have a favorable impact on interest expense in the second half of 2003, as well as 2004-2006.

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

The Bank's primary source of liquidity is the assets it possesses, which can be pledged as collateral for secured borrowings or alternatively sold to raise cash levels. An objective of liquidity management is to optimize the use of this collateral to minimize funding costs. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At June 30, 2003, $1.1 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $843 million. After covering $245 million of unsecured funds that mature in the next three months, the excess liquidity position of $598 million is well in excess of projected liquidity requirements for the next 12 months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve which is available as a contingent funding source.

The Bank also has several unsecured funding sources available. At June 30, 2003, the Bank possessed over $700 million of Fed Funds lines, of which only $130 million were in use at quarter-end. Brokered CDs, which typically cost 10 - 25 basis points more than secured funds of a similar maturity, remain a viable funding alternative, however management has not used this source since 2001 in accordance with its strategy to reduce non-core funding. Existing brokered CD average balances declined by $41 million in the second quarter of 2003 from the first quarter of 2003. The unsecured debt markets are also a potential alternative to raise funds but have not been employed since 2001 given the Bank's ability to raise funds at lower interest rates in the secured funds markets.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2003, over $500 million of the Bank's investment portfolio is not pledged as collateral for borrowings, and is immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, much of the Bank's $1.5 billion consumer loan portfolio is saleable in an efficient market.

Commitments to lend funds to customers affect the Bank's determination of sufficient liquidity. The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $789 million at June 30, 2003 (see Note 12 to the unaudited consolidated financial statements). Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

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

MARKET RISK AND INTEREST RATE SENSITIVITY

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and direction of interest rates. Management's objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2003 and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next 12 months. Given the interest environment at June 30, 2003, a 200 basis point drop in rate is unlikely and has not been shown.

                                                     PROJECTED PERCENTAGE
        INTEREST RATE SCENARIO                  CHANGE IN NET INTEREST INCOME
        ----------------------                  -----------------------------

        -100 basis points                                  -5.4%

        No Change                                           ---

        +100 basis points                                  +2.2%

        +200 basis points                                  +1.8%

The isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 6% under probable single direction scenarios. The Corporation's one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values (see Note 8 to unaudited financial statements). The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. Both the 10-year swap rate and the 30-year mortgage rate fell by 60-65 basis points from January 2, 2003 to June 30, 2003. Additionally, $383 million notional amount in interest rate swaps were in force to reduce maturity mismatches, and $162 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

CAPITAL RESOURCES

Total stockholder's equity was $331 million at June 30, 2003, an increase of $15.2 million, or 4.8%, from December 31, 2002. The growth in stockholder's equity for the six months ended June 30, 2003 was attributable to $24.0 million in earnings and $4.3 million from the issuance of common stock relating to the exercise of stock options. This was partially offset by dividends declared of $11.1 million and a decrease of $2.0 million in accumulated other comprehensive income ("OCI"). OCI decreased due primarily to the realization of $7.2 million previously unrealized gains in available-for-sale securities. The Corporation approved an extension of its repurchase program in early 2003 to authorize repurchases of an additional 1.0 million shares, but did not repurchase any shares during the quarter ended June 30, 2003.

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

                                                                                                    MINIMUM
                                                              JUNE 30,         DECEMBER 31,        REGULATORY        TO BE "WELL
                                                                2003               2002           REQUIREMENTS       CAPITALIZED"
                                                           -------------     ----------------  -----------------   ---------------
Tier 1 leverage ratio                                          7.51%              7.47%              4.00%              5.00%
Tier 1 capital to risk-weighted assets                         12.01%             11.62%             4.00%              6.00%
Total regulatory capital to risk-weighted assets               13.09%             12.70%             8.00%              10.00%

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2002

OVERVIEW

The Corporation recorded net income for the quarter ended June 30, 2003 of $12.2 million or $.49 per diluted share. The Corporation's two key performance measures, return on average common equity and return on assets, were 15.88% and 0.98%, respectively, compared to 13.87% and 0.86%, respectively, for the 2002 quarter. The financial results for the 2003 quarter, represented by increases of 17.2% in net income and 22.5% in diluted earnings per share, demonstrated margin stability, continued growth in all of the Corporation's core loan and deposit businesses and continued progress in asset quality.

Net income increased $1.8 million from the prior year's second quarter. Net interest income after the provision for loan losses was stable, and a $7.1 million decrease in tax expense offset a $3.1 million decrease in non-interest income and a $2.5 million increase in non-interest expense. In the 2003 second quarter, when it became apparent that the Corporation would be required to recognize one-time tax benefits of $8.9 million, management elected to reset a portion of its borrowing cost at beneficial rates by extinguishing $59 million of debt at a corresponding loss of $8.9 million. These items are discussed in more detail, as follows.

NET INTEREST INCOME

The Corporation's principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion of net interest income should be read in conjunction with the table on the following pages. The table analyzes the reasons for the changes from period-to-period in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.


PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
COMPARATIVE ANALYSIS OF AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND INTEREST YIELDS AND RATES
------------------------------------------------------------------------------------------------------------------------------------
                                     Three Months Ended                Three Months Ended
                                        June 30, 2003                    June 30, 2002             2003/2002 Increase/(Decrease)
                                   --------------------------------------------------------- ---------------------------------------
(dollars in thousands)              Average    Income/   Yield/   Average   Income/  Yield/    Average     %       Income/     %
(tax-equivalent basis)              Balance    Expense   Rate     Balance   Expense   Rate     Balance   Change    Expense   Change
                                   ----------- --------- ------  ---------- -------- ------- ---------- -------- ---------- --------
ASSETS
------
Interest-Earning Assets:
Home Equity--Direct              $   387,317 $  5,048   5.23%  $  365,241 $  5,625    6.18%  $  22,076     6.0 %  $  (577)   (10.3)%
Marine                               439,310    6,280   5.73      372,664    6,413    6.90      66,646    17.9       (133)    (2.1)
Acquired Residential Mortgage        525,282    8,512   6.50      654,113   12,784    7.84    (128,831)  (19.7)    (4,272)   (33.4)
Other Direct Consumer                 40,162      795   7.94       46,229      912    7.91      (6,067)  (13.1)      (117)   (12.8)
Other Indirect Consumer               23,786      482   8.13       66,111    1,247    7.57     (42,325)  (64.0)      (765)   (61.3)
Residential Mortgage                 125,313    2,434   7.79      257,980    4,937    7.68    (132,667)  (51.4)    (2,503)   (50.7)
                                 ----------- --------          ---------- --------           ----------           --------
   Total Consumer                  1,541,170   23,551   6.13    1,762,338   31,918    7.26    (221,168)  (12.5)    (8,367)   (26.2)
Commercial Business                  352,095    5,200   5.92      334,796    5,528    6.62      17,299     5.2       (328)    (5.9)
Real Estate-Construction             316,603    3,466   4.39      274,415    3,302    4.83      42,188    15.4        164      5.0
Commercial Mortgage                  263,111    3,982   6.07      223,254    3,660    6.58      39,857    17.9        322      8.8
Non-Core Syndicated Loans             38,232      362   3.80       72,073      865    4.81     (33,841)  (47.0)      (503)   (58.2)
                                 ----------- --------          ---------- --------           ----------           --------
    Total Loans                    2,511,211   36,561   5.84    2,666,876   45,273    6.81    (155,665)   (5.8)    (8,712)   (19.2)
                                 ----------- --------          ---------- --------           ----------           --------
Loans Held for Sale                   11,871      165   5.58        4,897       81    6.63       6,974   142.4         84    103.7
Short-Term Investments                 2,479        5   0.81        2,651       15    2.27        (172)   (6.5)       (10)   (66.7)
Taxable Investment Securities      2,113,055   23,493   4.46    1,869,922   26,705    5.73     243,133    13.0     (3,212)   (12.0)
Tax-Advantaged Investment
   Securities                         19,233      331   6.90       20,892      405    7.78      (1,659)   (7.9)       (74)   (18.3)
                                 ----------- --------          ---------- --------           ----------           --------
    Total Investment Securities    2,132,288   23,824   4.48    1,890,814   27,110    5.75     241,474    12.8     (3,286)   (12.1)
                                 ----------- --------          ---------- --------           ----------           --------
    Total Interest-Earning
        Assets                     4,657,849   60,555   5.21    4,565,238   72,479    6.37      92,611     2.0    (11,924)   (16.5)
                                 ----------- --------          ---------- --------           ----------           --------
Less: Allowance for Loan Losses      (32,741)                     (34,710)                       1,969    (5.7)
Cash and Due From Banks              113,397                       97,474                       15,923    16.3
Other Assets                         260,343                      242,141                       18,202     7.5
                                 -----------                   ----------                    ----------
   Total Assets                  $ 4,998,848                   $4,870,143                    $ 128,705     2.6
                                 ===========                   ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits     $   884,984    1,673   0.76   $  785,628    2,383    1.22   $  99,356    12.6       (710)   (29.8)
Savings Deposits                     709,444      966   0.55      658,555    1,878    1.14      50,889     7.7       (912)   (48.6)
Direct Time Deposits                 722,802    4,787   2.66      835,176    7,687    3.69    (112,374)  (13.5)    (2,900)   (37.7)
Brokered Time Deposits               356,908    5,471   6.15      630,611   10,257    6.52    (273,703)  (43.4)    (4,786)   (46.7)
Short-Term Borrowings                393,325    1,077   1.10      330,915    1,374    1.67      62,410    18.9       (297)   (21.6)
Long-Term Debt                     1,063,829    9,608   3.62      873,153   12,830    5.89     190,676    21.8     (3,222)   (25.1)
                                 ----------- --------          ---------- --------           ----------           --------
  Total Interest-Bearing
     Liabilities                   4,131,292   23,582   2.29    4,114,038   36,409    3.55      17,254     0.4    (12,827)   (35.2)
                                 ----------- --------          ---------- --------           ----------           --------
Noninterest-Bearing Demand Deposits  538,774                      425,079                      113,695    26.7
Other Liabilities                     20,762                       30,135                       (9,373)  (31.1)
Common Stockholders' Equity          308,020                      300,891                        7,129     2.4
                                 -----------                   ----------                    ----------
   Total Liabilities and
     Stockholders' Equity        $ 4,998,848                   $4,870,143                    $ 128,705     2.6
                                 ===========                   ==========                    ==========
Net Interest-Earning Assets      $   526,557                   $  451,200                    $  75,357    16.7
                                 ===========                   ==========                    ==========
Net Interest Income (tax-equivalent)           36,973                       36,070                                    903      2.5
Less: Tax-Equivalent Adjustment                  (174)                        (200)                                    26    (13.0)
                                             --------                     --------                                --------
Net Interest Income                          $ 36,799                     $ 35,870                                $   929      2.6
                                             ========                     ========                                ========
Net Yield on Interest-Earning Assets                    3.18%                         3.17%


                                                        2003/2002
                                                  INCOME/EXPENSE VARIANCE
                                                    DUE TO CHANGE IN
                                               ----------------------------
(dollars in thousands)                              AVERAGE     AVERAGE
(tax-equivalent basis)                               RATE        VOLUME
                                                  -----------  -----------
ASSETS
------
Interest-Earning Assets:
Home Equity--Direct                               $   (902)     $     325
Marine                                              (1,180)         1,047
Acquired Residential Mortgage                       (1,984)        (2,288)
Other Direct Consumer                                    3           (120)
Other Indirect Consumer                                 87           (852)
Residential Mortgage                                    73         (2,576)
   Total Consumer
Commercial Business                                   (604)           276
Real Estate-Construction                              (315)           479
Commercial Mortgage                                   (296)           618
Non-Core Syndicated Loans                             (156)          (347)
    Total Loans
Loans Held for Sale                                    (15)            99
Short-Term Investments                                  (9)            (1)
Taxable Investment Securities                       (6,400)         3,188
Tax-Advantaged Investment Securities                   (43)           (31)
    Total Investment Securities
    Total Interest-Earning Assets                  (13,367)         1,443
Less: Allowance for Loan Losses
Cash and Due From Banks
Other Assets
   Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits                          (983)           273
Savings Deposits                                    (1,047)           135
Direct Time Deposits                                (1,960)          (940)
Brokered Time Deposits                                (560)        (4,226)
Short-Term Borrowings                                 (525)           228
Long-Term Debt                                      (5,633)         2,411
  Total Interest-Bearing Liabilities               (12,979)           152
Noninterest-Bearing Demand Deposits
Other Liabilities
Common Stockholders' Equity
   Total Liabilities and Stockholders' Equity
Net Interest-Earning Assets
Net Interest Income (tax-equivalent)              $   (388)     $   1,291
Less: Tax-Equivalent Adjustment
Net Interest Income
Net Yield on Interest-Earning Assets


PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
COMPARATIVE ANALYSIS OF AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND INTEREST YIELDS AND RATES
------------------------------------------------------------------------------------------------------------------------------------
                                       SIX MONTHS ENDED            Six Months Ended
                                         JUNE 30, 2003               June 30, 2002                 2003/2002 INCREASE/(DECREASE)
                               ------------------------------------------------------------  ---------------------------------------
(DOLLARS IN THOUSANDS)           AVERAGE    INCOME/    YIELD/   Average   Income/   Yield/    AVERAGE       %       INCOME/     %
(TAX-EQUIVALENT BASIS)           BALANCE    EXPENSE    RATE     Balance   Expense   Rate      BALANCE     CHANGE    EXPENSE   CHANGE
                               ----------  --------- --------  --------- --------- --------  ---------  ---------- --------- -------
Assets
Interest-Earning Assets:
Home Equity--Direct            $  380,961  $ 10,056    5.32 % $  360,373 $ 11,158   6.24 %  $  20,588     5.7 %  $ (1,102)    (9.9)%
Marine                            434,100    12,545    5.83      363,334   12,507   6.94       70,766    19.5          38      0.3
Acquired Residential Mortgage     520,297    17,092    6.62      682,456   27,052   7.99     (162,159)  (23.8)     (9,960)   (36.8)
Other Direct Consumer              40,927     1,637    8.07       46,949    1,854   7.96       (6,022)  (12.8)       (217)   (11.7)
Other Indirect Consumer            28,081     1,096    7.87       74,309    2,774   7.53      (46,228)  (62.2)     (1,678)   (60.5)
Residential Mortgage              139,463     5,237    7.57      274,046   10,609   7.81     (134,583)  (49.1)     (5,372)   (50.6)
                               ----------  --------           ---------- --------           ----------           ---------
   Total Consumer               1,543,829    47,663    6.23    1,801,467   65,954   7.38     (257,638)   (14.3)   (18,291)   (27.7)
Commercial Business               347,124    10,333    6.00      328,545   10,981   6.74       18,579      5.7       (648)    (5.9)
Real Estate-Construction          315,339     6,921    4.43      276,104    6,615   4.83       39,235     14.2        306      4.6
Commercial Mortgage               255,111     7,767    6.14      222,690    7,288   6.60       32,421     14.6        479      6.6
Non-Core Syndicated Loans          44,006       819    3.75       73,781    1,716   4.69      (29,775)   (40.4)      (897)   (52.3)
                               ----------  --------           ---------- --------           ----------           ---------
    Total Loans                 2,505,409    73,503    5.92    2,702,587   92,554   6.91     (197,178)    (7.3)   (19,051)   (20.6)
                               ----------  --------           ---------- --------           ----------           ---------
Loans Held for Sale                10,270       286    5.62        4,523      146   6.51        5,747    127.1        140     95.9
Short-Term Investments              2,389        13    1.10        6,664       65   1.97       (4,275)   (64.2)       (52)   (80.0)
Taxable Investment Securities   2,072,256    47,471    4.62    1,812,666   54,133   6.02      259,590     14.3     (6,662)   (12.3)
Tax-Advantaged Investment
   Securities                      19,089       741    7.83       21,422      830   7.81       (2,333)   (10.9)       (89)   (10.7)
                               ----------  --------           ---------- --------           ----------           ---------
    Total Investment
      Securities                2,091,345    48,212    4.65    1,834,088   54,963   6.04      257,257     14.0     (6,751)   (12.3)
                               ----------  --------           ---------- --------           ----------           ---------
    Total Interest-Earning
      Assets                    4,609,413   122,014    5.34    4,547,862  147,728   6.55       61,551      1.4    (25,714)   (17.4)
                               ----------  --------           ---------- --------           ----------           ---------
Less: Allowance for Loan Losses   (32,754)                       (34,303)                       1,549     (4.5)
Cash and Due From Banks           108,269                         90,857                       17,412     19.2
Other Assets                      256,722                        250,858                        5,864      2.3
                               ----------                     ----------                    ----------
   Total Assets                $4,941,650                     $4,855,274                    $  86,376      1.8
                               ==========                     ==========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits   $  864,829     3,397    0.79   $  764,346    4,674   1.23    $ 100,483     13.1     (1,277)   (27.3)
Savings Deposits                  693,698     2,057    0.60      641,045    3,655   1.15       52,653      8.2     (1,598)   (43.7)
Direct Time Deposits              739,932    10,345    2.82      845,909   16,423   3.92     (105,977)   (12.5)    (6,078)   (37.0)
Brokered Time Deposits            377,349    11,473    6.13      676,610   21,941   6.54     (299,261)   (44.2)   (10,468)   (47.7)
Short-Term Borrowings             416,127     2,343    1.14      327,961    2,706   1.66       88,166     26.9       (363)   (13.4)
Long-Term Debt                  1,017,500    19,625    3.89      866,786   25,396   5.91      150,714     17.4     (5,771)   (22.7)
                               ----------  --------           ---------- --------           ----------           ---------
  Total Interest-Bearing
     Liabilities                4,109,435    49,240    2.42    4,122,657   74,795   3.66      (13,222)    (0.3)   (25,555)   (34.2)
                               ----------  --------           ---------- --------           ----------           ---------
Noninterest-Bearing Demand
   Deposits                       504,417                        403,978                      100,439     24.9
Other Liabilities                  22,590                         30,524                       (7,934)   (26.0)
Common Stockholders' Equity       305,208                        298,115                        7,093      2.4
                               ----------                     ----------                    ----------
   Total Liabilities and
      Stockholders' Equity     $4,941,650                     $4,855,274                    $  86,376      1.8
                               ==========                     ==========                    ==========
Net Interest-Earning Assets    $  499,978                     $  425,205                    $  74,773     17.6
                               ==========                     ==========                    ==========
Net Interest Income (tax-equivalent)         72,774                        72,933                                    (159)    (0.2)
Less: Tax-Equivalent Adjustment                (348)                         (411)                                     63    (15.3)
                                           --------                      --------                                ---------
Net Interest Income                        $ 72,426                      $ 72,522                                $    (96)    (0.1)
                                           ========                      ========                                =========
Net Yield on Interest-Earning Assets                   3.18 %                       3.23 %


                                                        2003/2002
                                                  INCOME/EXPENSE VARIANCE
                                                     DUE TO CHANGE IN
                                               ----------------------------
(dollars in thousands)                              AVERAGE     AVERAGE
(tax-equivalent basis)                               RATE        VOLUME
                                                  -----------  -----------
ASSETS
------
Interest-Earning Assets:
Home Equity--Direct                               $ (1,713)     $     611
Marine                                              (2,183)         2,221
Acquired Residential Mortgage                       (4,172)        (5,788)
Other Direct Consumer                                   24           (241)
Other Indirect Consumer                                121         (1,799)
Residential Mortgage                                  (309)        (5,063)
   Total Consumer
Commercial Business                                 (1,246)           598
Real Estate-Construction                              (584)           890
Commercial Mortgage                                   (532)         1,011
Non-Core Syndicated Loans                             (297)          (600)
    Total Loans
Loans Held for Sale                                    (22)           162
Short-Term Investments                                 (21)           (31)
Taxable Investment Securities                      (13,727)         7,065
Tax-Advantaged Investment Securities                     1            (90)
    Total Investment Securities
    Total Interest-Earning Assets                  (27,688)         1,974
Less: Allowance for Loan Losses
Cash and Due From Banks
Other Assets
   Total Assets

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Interest-Bearing Liabilities:
Demand/Money Market Deposits                        (1,832)           555
Savings Deposits                                    (1,877)           279
Direct Time Deposits                                (4,199)        (1,879)
Brokered Time Deposits                              (1,294)        (9,174)
Short-Term Borrowings                                 (985)           622
Long-Term Debt                                      (9,678)         3,907
  Total Interest-Bearing Liabilities               (25,316)          (239)
Noninterest-Bearing Demand Deposits
Other Liabilities
Common Stockholders' Equity
   Total Liabilities and Stockholders' Equity
Net Interest-Earning Assets
Net Interest Income (tax-equivalent)              $ (2,372)     $   2,213
Less: Tax-Equivalent Adjustment
Net Interest Income
Net Yield on Interest-Earning Assets

Net interest income on a tax-equivalent basis totaled $37.0 million in the 2003 quarter, compared to $36.1 million in the 2002 quarter. The net interest margin increased slightly to 3.18% from 3.17% for the prior year. Total interest income declined $11.9 million, offsetting a corresponding decline in total interest expense of $12.8 million. Generally, favorable changes in the mix of interest-bearing liabilities were offset by less than favorable changes in the mix of interest-earning assets resulting from higher levels of investment portfolio balances at lower rates.

The yield on earning assets was 5.21% in the 2003 quarter, compared to 6.37% in the 2002 quarter, a decline of 116 basis points, reflecting the general decline in interest rates during the period. The $11.9 million decrease in total interest income was primarily attributable to two factors. First, higher yielding home equity loans, investments, and marine loans prepaid substantially, and were replaced with like product at lower yields. Additionally, $261 million (average balance) of non-core residential mortgages with higher yields prepaid and were replaced with investment securities at lower yields.

The average rate paid on interest-bearing liabilities declined 126 basis points to 2.29% in the 2003 quarter, versus 3.55% in the 2002 quarter. The favorable changes in deposit mix, from higher rate non-core and consumer CDs into lower rate demand and savings deposits, had a positive impact on interest expense of $9.3 million. Interest expense on borrowings decreased $3.5 million in the 2003 quarter from the prior year quarter, primarily resulting from the repricing of floating rate FHLB borrowings throughout the period.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3.3 million for the 2003 quarter, up from $2.7 million in the 2002 quarter. Loan balances in the 2003 quarter increased $61 million more than loan balances increased in the 2002 quarter, resulting in an increased provision. This was partially offset by lower net charge-offs of $1.8 million in the 2003 quarter compared to $3.1 million in the 2002 quarter. Net charge-offs declined as a result of a 44% reduction in net charge-offs on the acquired residential loan portfolio for the current quarter versus the prior year quarter. On an overall basis, net charge-offs as a percentage of average loans were 0.28% in the 2003 quarter compared to 0.47% in the 2002 quarter.

NON-INTEREST INCOME

Total non-interest income decreased $3.1 million to $16.4 million in the 2003 quarter compared to the 2002 quarter. Comparing the 2003 quarter to the 2002 quarter, total non-interest income, excluding the net losses described below, was $23.3 million and $21.7 million, respectively, which represents a 7% increase from period to period. Exclusive of the net losses, non-interest income, as a percentage of combined net interest margin and non-interest income, was 39% and 38% for the 2003 quarter versus the 2002 quarter, respectively.

The improvement in non-interest income continued to be driven by deposit service charges, which increased $1.5 million, or 8%, to $19.2 million from the 2002 quarter to the 2003 quarter. The increase in deposit fees was primarily the result of strong consumer and commercial deposit account growth.

A settlement was announced in April 2003 and is in process relating to litigation between merchants and VISA and MasterCard regarding debit card interchange reimbursement fees. MasterCard, the Bank's debit card issuer, announced new debit and credit interchange fees in June 2003. After reviewing the implications of the new fee schedule, management expects the new interchange schedule to reduce fee income from retail debit cards by approximately one third, beginning in August 2003. Based on projected card activation, utilization and customer purchase volumes, the announced reduction in interchange income will result in an approximate $2.2 million reduction in debit card income for the remainder of 2003. To overcome this development, management specifically identified increases in other fee income, pricing opportunities and expense reductions that will offset this shortfall. As a result, management expects little impact to the bottom line in 2003 as a result of the debit card interchange restructure. The card companies have not yet announced their interchange structures for 2004. Management continues to assess communications and projections from Master Card, and is developing strategies and projections for future periods to address several possible scenarios.

Commissions and fees and other non-interest income were level with the amounts in the prior year quarter. Commissions and fees were primarily generated from Provident Investment Company, Inc., which offers annuities and mutual funds through an affiliation with a securities broker-dealer, as well as property and casualty insurance products as an agent. Other non-interest income is composed primarily of prepayment fees generated on early loan payoffs, cash surrender value income associated with bank-owned life insurance and operating lease income.

Net losses are composed of security gains and losses, losses from the extinguishment of debt and gains and losses on sales of loans, foreclosed property and fixed assets, which occur in the ordinary course of business. The Corporation recorded $6.9 million in net losses for the 2003 quarter, compared to net losses of $2.2 million in the same period in 2002. The net losses in 2003 were primarily composed of $15.3 million in losses on the early extinguishment of $140 million of FHLB borrowings that were partially offset by $7.2 million in net gains on the sales of investment securities and $1.2 million in net gains relating to the favorable disposition of certain loans, fixed assets and foreclosed property. The net gains on the sales of securities in the 2003 quarter were the result of re-balancing the investment portfolio due to the heavy prepayments of mortgage-backed securities. These net gains, as well as the one-time tax benefit, discussed below, enabled higher rate FHLB borrowings to be extinguished.

NON-INTEREST EXPENSE

Non-interest expense increased $2.5 million, or 6.7%, in the 2003 quarter compared to the comparable 2002 quarter. Approximately 50% of the increase was directly attributable to the opening of 15 new branches during the last twelve months, impacting salaries and employee benefits, occupancy and furniture and fixture expense. The growth in non-interest expense, other than that which was impacted by branch expansion, was contained to an annual growth rate of less than 4%. External processing fees increased $309 thousand, or 6.0%, due to increases in the volume of processing.

INCOME TAXES

Provident recorded a net income tax benefit of $2.6 million on pre-tax income of $9.6 million for the 2003 quarter. Included in tax expense for the 2003 quarter is a one-time net benefit of $5.8 million associated with the realization of accumulated state income tax benefits of $8.9 million. Based on the actual and projected level of assets and earnings in PB Investment Corporation, a Delaware subsidiary, relative to projected earnings in the Bank, it has become more likely than not that the accumulated deferred benefits will be utilized in the foreseeable future. SFAS No. 109, "Accounting for Income Taxes" provides that, given the likelihood of utilization, the valuation allowance associated with the deferred tax benefit is no longer appropriate, resulting in the recognition of the $5.8 million net tax benefit. This incremental benefit was partially offset by an additional $325 thousand in state tax expense for the six month year-to-date period. Without these non-recurring items, the effective tax rate for the 2003 quarter would have been approximately 32.6%. In future periods the accrual of additional state tax expense is expected to add approximately 2.5% to the Corporation's effective tax rate.

In the 2002 quarter, the Corporation recorded $4.5 million of income tax expense on pre-tax income of $14.9 million, resulting in an effective tax rate of 30.1%.

FOR SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

The Corporation recorded net income of $24.0 million or $.96 per diluted share for the six months ended June 30, 2003, compared to $21.9 million or $.84 per diluted share in the prior year.

Tax-equivalent net interest income for the six months of 2003 remained relatively flat compared to 2002, reflecting a $0.2 million decrease from period to period. Interest income declined $25.7 million, but was offset by a decline in interest expense of $25.5 million. Continued implementation of the Corporation's strategy to reduce non-core assets and liabilities, and focus on growth in its core banking business, resulted in an increase of $61 million in average interest-earning assets and a decrease of $13 million average interest-bearing liabilities during the past year. These shifts, in addition to the general decline in interest rates, had the effect of maintaining the level of net interest income while decreasing the net interest margin by 5 basis points to 3.18% in 2003 from 3.23% in 2002.

The provision for loan losses for the first six months of 2003 was $5.0 million, a decrease of $1.2 million from the first six months of 2002. Net charge-offs were $4.1 million in 2003 compared to $6.1 million in 2002, with the majority of the improvement in the acquired residential loan portfolio. Net charge-offs as a percentage of average loans were 0.33% in 2003 compared to 0.46% in 2002.

Total non-interest income declined slightly, from $39.6 million for the six months ended June 30, 2002 to $39.0 million for the six months ended June 30, 2003. Excluding net losses, non-interest income increased 8% to $44.6 million for the six months in 2003. The major contributor to this increase was deposit service charges that rose $3.0 million, or 9%, due to increases in the Bank's retail and commercial deposit customer base. Commissions, loan fees and other non-interest income were flat for the same periods.

Net losses were $5.6 million for the six months ended June 30, 2003, compared to net losses of $1.8 million for the six months ended June 30, 2002. Losses of $15.3 million from the extinguishment of $140 million of FHLB borrowings were partially offset by net gains on the sales of investment securities of $8.3 million and $1.4 million of net gains on the disposition of loans, fixed assets and foreclosed property, which occur in the ordinary course of business. The prior year's net losses were composed primarily of $0.9 million in net security losses and $1.0 million in losses from the extinguishment of $80 million of debt.

Non-interest expense of $79.4 million for the six months ended June 30, 2003 increased $5.2 million, or 7%, compared to the same period one year ago, reflecting the Bank's efforts to contain costs while pursuing its branch expansion efforts. The majority of the increase was in salaries and employee benefits, which increased by $2.7 million, or 8%, due primarily to increased staffing from branch expansion efforts. The remaining $2.5 million of increase was spread among all categories, and reflects primarily the incremental impacts of the branch expansion efforts.

The Corporation recorded income tax expense of $3.0 million in the first six months of 2003 based on pre-tax income of $27.0 million. Because of the realization of the state tax benefit in the current year the effective tax rate of 11.2% is not comparable to the effective tax rate of 31.1% for the same period of 2002. Exclusive of the tax benefit realized in the current year, the effective tax rate would have been 32.5%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2002, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 7, 2003. The market risk of the Corporation has not experienced any material changes as of June 30, 2003 from December 31, 2002. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2003.

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

  Item 4.  Submission of Matters to a Vote of Security Holders - None

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K

          (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.2) Articles of Amendment to Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (2)
                (3.4) Form of Stock Certificate of Provident Bankshares Corporation (3)
                (4.1) Stockholder Protection Rights Agreement, as amended (4) (4.2) Indenture of Provident Trust I, relating to the Junior
                       Subordinated Debentures (5)
                (4.3)  Amended and Restated Trust Agreement of Provident
                       Trust I (5)
                (4.4) Form of Exchange Capital Security Certificate for Provident Trust I (5)
                (4.5) Form of Exchange Guarantee Agreement of Provident Trust I, relating to the Exchange of Capital Securities (5)
                (4.6) Form of Indenture of Provident Bankshares Corporation of Provident Trust II, relating to the Junior Subordinated Debentures (6)
                (4.7) Form of Amended and Restated Trust Agreement of Provident Trust II (6)
                (4.8) Form of Guarantee Agreement of Provident Trust II (6) (11.0) Statement Re: Computation of Per Share Earnings (7) (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Executive Officer
                (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief
                       Financial Officer
                (32.0) Section 1350 Certifications

          (b) Reports on Form 8-K filed with the Securities and Exchange Commission

               On June 4, 2003, the Company furnished a Form 8-K to file a press release announcing the availability and distribution to analysts of a slide presentation summarizing certain information regarding the Company's operating strategies, financial results and results of operations.

               On June 25, 2003, the Company furnished a Form 8-K to communicate earnings guidance confirming that the Company expected to exceed consensus analysts earnings estimates of $2.00 per share for the year 2003.

               On July 17, 2003, the Company furnished a Form 8-K related to a press release announcing its financial results for the quarter ended June 30, 2003, and to file supplemental financial information, including a comparative analysis of average balances, interest income and expenses, and interest yields and rates (three months ended June 30, 2003 versus three months ended June 30, 2002), the Company's unaudited Consolidated Statement of Income for the three and six months ended June 30, 2003 and the Company's unaudited Consolidated Statement of Condition at June 30, 2003.

     (1) Incorporated by reference from Provident's Registration Statement on Form S-8 (File No. 333-58881) filed with the Commission on July 10, 1998.

     (2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended June 30, 2000, filed with the Commission on May 10, 2000.

     (3) Incorporated by reference from Provident's Registration Statement on Form S-1 (File No. 3315873) filed with the Commission on
          July 17, 1987.

     (4) Incorporated by reference from Provident's Form 10-Q (File No. 0-16421) for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.

     (5) Incorporated by reference from Provident's Registration Statement on Form S-4 (File No. 333-58959) filed with the Commission on July 13, 1998.

     (6) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 333-30678) filed with the Commission on February 18, 2000.

     (7) Included in Note 11 to the Unaudited Consolidated Financial Statements on Page 13 hereof.

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


                             PROVIDENT BANKSHARES CORPORATION
                             --------------------------------
                                        Registrant



August 13, 2003              /s/ Gary N. Geisel
                             ------------------
                             Gary N. Geisel
                             Chairman and Chief Executive Officer



August 13, 2003              /s/ Dennis A. Starliper
                             -----------------------
                             Dennis A. Starliper
                             Chief Financial Officer




                                  EXHIBIT INDEX


EXHIBIT            DESCRIPTION                                                SEQUENTIAL PAGE NUMBER
-------            -----------                                                ----------------------

(31.1)     Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer            33
(31.2)     Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer            34
(32.0)     Section 1350 Certifications                                                  35
