Form 10-Q
period 2003-09-30
PROVIDENT BANKSHARES CORP
filed 2003-11-13
CIK 818969

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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

      At November 4, 2003, the Registrant had 24,527,039 shares of $1.00 par value common stock outstanding.




================================================================================

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Consolidated Statement of Condition - Unaudited
        September 30, 2003 and 2002 and December 31, 2002                      4

        Consolidated Statement of Income - Unaudited
        Three and nine month periods ended September 30, 2003 and 2002         5

        Consolidated Statement of Cash Flows - Unaudited
        Nine month periods ended September 30, 2003 and 2002                   6

        Notes to Consolidated Financial Statements - Unaudited                 7

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of Operations                      16

Item 3. Quantitative and Qualitative Disclosures
        About Market Risk                                                     29

Item 4. Required Disclosure                                                   29

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     30

Item 2. Changes in Securities and Use of Proceeds                             30

Item 3. Defaults upon Senior Securities                                       30

Item 4. Submission of Matters to a Vote of Security Holders                   30

Item 5. Other Information                                                     30

Item 6. Exhibits and Reports on Form 8-K                                      30

SIGNATURES                                                                    32

FORWARD-LOOKING STATEMENTS

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the "Company") (including, without limitation, the Company's 2002 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Company, may contain statements relating to the future results of the Company (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Company, including with respect to earnings growth (on both accounting principles generally accepted in the United States of America (GAAP) and cash basis); revenue growth in retail banking, lending and other areas; origination volume in the Company's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

CONSOLIDATED STATEMENT OF CONDITION - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                                      September 30,   December 31,    September 30,
(dollars in thousands, except share amounts)                                              2003             2002            2002
                                                                                     --------------   -------------   --------------
ASSETS:
  Cash and due from banks                                                               $  111,659      $  145,063       $  158,571
  Short-term investments                                                                     2,213           3,129            1,964
  Mortgage loans held for sale                                                              13,157           8,899            7,421
  Securities available for sale                                                          1,970,618       1,993,229        1,916,868
  Loans                                                                                  2,702,255       2,560,563        2,635,325
    Less allowance for loan losses                                                          35,006          33,425           34,615
                                                                                     --------------   -------------   --------------
      Net loans                                                                          2,667,249       2,527,138        2,600,710
                                                                                     --------------   -------------   --------------
  Premises and equipment, net                                                               47,975          47,031           45,494
  Accrued interest receivable                                                               24,988          28,101           30,520
  Intangible assets                                                                          9,034           9,340           10,463
  Other assets                                                                             138,552         128,792          127,161
                                                                                     --------------   -------------   --------------
Total assets                                                                            $4,985,445      $4,890,722       $4,899,172
                                                                                     ==============   =============   ==============

LIABILITIES:
 Deposits:
  Noninterest-bearing                                                                   $  576,482      $  492,661       $  488,674
  Interest-bearing                                                                       2,511,424       2,695,305        2,744,741
                                                                                     --------------   -------------   --------------
    Total deposits                                                                       3,087,906       3,187,966        3,233,415
                                                                                     --------------   -------------   --------------
 Short-term borrowings                                                                     511,838         539,758          487,485
 Long-term debt                                                                          1,047,612         814,546          835,141
 Accrued expenses and other liabilities                                                     21,428          32,817           31,751
                                                                                     --------------   -------------   --------------
    Total liabilities                                                                    4,668,784       4,575,087        4,587,792
                                                                                     --------------   -------------   --------------

STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00) authorized 100,000,000 shares; issued 32,134,460,
   31,737,237 and 31,717,319 shares at September 30,
   2003, December 31, 2002 and September 30, 2002, respectively                             32,134          31,737           31,717
  Additional paid-in capital                                                               297,284         289,698          289,348
  Retained earnings                                                                        145,265         124,862          116,990
  Net accumulated other comprehensive income (loss)                                         (4,689)         14,920           10,438
  Treasury stock at cost - 7,651,317,  7,373,601 and 6,983,601 shares at  September 30, 2003, December 31, 2002 and
   September 30, 2002, respectively                                                       (153,333)       (145,582)        (137,113)
                                                                                     --------------   -------------   --------------
    Total stockholders' equity                                                             316,661         315,635          311,380
                                                                                     --------------   -------------   --------------
Total liabilities and stockholders' equity                                              $4,985,445      $4,890,722       $4,899,172
                                                                                     ==============   =============   ==============

These financial statements should be read in conjunction with the accompanying notes.

CONSOLIDATED STATEMENT OF INCOME - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

                                                                   Three Months Ended               Nine Months Ended
                                                                    September 30,                    September 30,
                                                            ------------------------------   ------------------------------
(dollars in thousands, except per share data)                    2003            2002             2003             2002
                                                            -------------   --------------   --------------   -------------
INTEREST INCOME:
  Loans, including fees                                         $ 37,202         $ 43,309        $ 110,534       $ 135,407
  Investment securities                                           21,187           23,451           68,729          77,723
  Tax-advantaged loans and securities                                367              469            1,146           1,351
  Short-term investments                                               7               16               20              81
                                                            -------------   --------------   --------------   -------------
    Total interest income                                         58,763           67,245          180,429         214,562
                                                            -------------   --------------   --------------   -------------
INTEREST EXPENSE:
  Deposits                                                        10,980           19,572           38,252          66,265
  Short-term borrowings                                            1,169            1,911            3,512           4,616
  Long-term debt                                                   8,577           10,998           28,202          36,395
                                                            -------------   --------------   --------------   -------------
    Total interest expense                                        20,726           32,481           69,966         107,276
                                                            -------------   --------------   --------------   -------------
Net interest income                                               38,037           34,764          110,463         107,286
  Less provision for loan losses                                   2,950            2,150            7,961           8,400
                                                            -------------   --------------   --------------   -------------
Net interest income, after provision for loan losses              35,087           32,614          102,502          98,886
                                                            -------------   --------------   --------------   -------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                             19,453           18,358           56,018          51,890
  Commissions and fees                                             1,085            1,142            3,545           3,742
  Net gains (losses)                                                 746            1,997           (4,899)            186
  Other non-interest income                                        3,339            2,529            8,910           7,843
                                                            -------------   --------------   --------------   -------------
    Total non-interest income                                     24,623           24,026           63,574          63,661
                                                            -------------   --------------   --------------   -------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  19,441           18,709           58,003          54,533
  Occupancy expense, net                                           4,023            3,722           11,997          10,776
  Furniture and equipment expense                                  2,988            2,806            8,809           8,144
  External processing fees                                         5,358            5,138           15,901          15,133
  Other non-interest expense                                       7,520            7,096           23,970          23,048
                                                            -------------   --------------   --------------   -------------
    Total non-interest expense                                    39,330           37,471          118,680         111,634
                                                            -------------   --------------   --------------   -------------
Income before income taxes                                        20,380           19,169           47,396          50,913
Income tax expense                                                 7,072            6,029           10,108          15,893
                                                            -------------   --------------   --------------   -------------
Net income                                                      $ 13,308         $ 13,140         $ 37,288        $ 35,020
                                                            =============   ==============   ==============   =============

NET INCOME PER SHARE AMOUNTS:
  Basic                                                           $ 0.54           $ 0.53           $ 1.52          $ 1.40
  Diluted                                                           0.53             0.52             1.48            1.36


These financial statements should be read in conjunction with the accompanying notes.


CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries


                                                                                                     Nine Months Ended
                                                                                                        September 30,
                                                                                             ---------------------------------
(in thousands)                                                                                    2003               2002
                                                                                             --------------     --------------
OPERATING ACTIVITIES:
  Net income                                                                                    $   37,288         $   35,020
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                   27,442             26,607
    Provision for loan losses                                                                        7,961              8,400
    Provision for deferred income tax benefit                                                         (633)            (2,736)
    Net losses (gains)                                                                               4,899               (186)
    Loans originated and held for sale                                                             (98,594)           (47,536)
    Proceeds from sales of loans held for sale                                                      94,939             47,321
    Net decrease (increase) in accrued interest receivable and other assets                           (250)            12,509
    Net increase (decrease) in accrued expenses and other liabilities                              (11,651)               790
                                                                                             --------------     --------------
  Total adjustments                                                                                 24,113             45,169
                                                                                             --------------     --------------
Net cash provided by operating activities                                                           61,401             80,189
                                                                                             --------------     --------------

INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                            687,232            549,229
  Proceeds from sales of securities available for sale                                           1,027,452            966,669
  Purchases of securities available for sale                                                    (1,724,512)        (1,620,546)
  Loan principal collections less originations and purchases                                      (150,980)           129,410
  Purchases of premises and equipment                                                               (8,326)            (6,755)
                                                                                             --------------     --------------
Net cash provided (used) by investing activities                                                  (169,134)            18,007
                                                                                             --------------     --------------

FINANCING ACTIVITIES:
  Net decrease in deposits                                                                        (100,060)          (122,632)
  Net increase (decrease) in short-term borrowings                                                 (27,920)           121,164
  Proceeds from long-term debt                                                                     415,000             95,000
  Payments and maturities of long-term debt                                                       (196,954)          (122,159)
  Proceeds from issuance of stock                                                                    7,983              5,202
  Purchase of treasury stock                                                                        (7,751)           (16,241)
  Cash dividends paid on common stock                                                              (16,885)           (15,779)
                                                                                             --------------     --------------
Net cash provided (used) by financing activities                                                    73,413            (55,445)
                                                                                             --------------     --------------
Increase (decrease) in cash and cash equivalents                                                   (34,320)            42,751
  Cash and cash equivalents at beginning of period                                                 148,192            117,784
                                                                                             --------------     --------------
Cash and cash equivalents at end of period                                                      $  113,872         $  160,535
                                                                                             ==============     ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                     $   51,554         $   77,488
  Income taxes paid                                                                                  6,120             23,283


These financial statements should be read in conjunction with the accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
Provident Bankshares Corporation and Subsidiaries

SEPTEMBER 30, 2003

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

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and notes thereto included in the Provident Bankshares Corporation's Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission.

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

                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                          ---------------------------------
(in thousands, except per share data)                                                          2003              2002
                                                                                          ---------------    --------------
NET INCOME:
Net income as reported                                                                          $ 37,288          $ 35,020
  Deduction for total stock-based employee compensation expense determined
   under fair value based method for all awards, net of related tax effects                          801             1,072
                                                                                          ---------------    --------------
Pro forma net income                                                                            $ 36,487          $ 33,948
                                                                                          ===============    ==============

BASIC EARNINGS PER SHARE:
As reported                                                                                       $ 1.52            $ 1.40
Pro forma                                                                                           1.49              1.36

DILUTED EARNINGS PER SHARE:
As reported                                                                                       $ 1.48            $ 1.36
Pro forma                                                                                           1.45              1.32


The weighted average fair value of all of the options granted during the periods presented have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                      Nine Months Ended
                                                        September 30,
                                               ---------------------------------
                                                    2003               2002
                                               --------------    ---------------
Dividend yield                                      3.62%              3.72%
Weighted average risk-free interest rate            3.12%              3.11%
Weighted average expected volatility               25.33%             25.68%
Weighted average expected life in years             7.02               6.75


RECENTLY ADOPTED ACCOUNTING PRINCIPLES
In September 2001, the FASB issued Statement of Financial Accounting Standards No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") effective for fiscal years beginning after September 15, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. SFAS No. 143 did not have a significant impact on the Corporation's earnings, financial condition or equity.

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

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which is generally effective for contracts entered into or modified after September 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as "derivatives" and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a significant impact on the Corporation's earnings, financial condition or equity.

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation No. 45"), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. Interpretation No. 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements. The Corporation adopted the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The liability associated with these guarantees amounted to $32 thousand at September 30, 2003, which will be amortized over the period covered by the guarantees.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("Interpretation No. 46"), which explains identification of variable interest entities and the assessment of whether to consolidate those entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among the involved parties. The provisions of Interpretation No. 46 are effective for all financial statements issued after January 1, 2003. In October of 2003, the FASB deferred the effective date for applying the provisions of Interpretation No. 46 for variable interest entities created before February 1, 2003 or for public entities which did not previously issue financial statements reporting variable interest entity in accordance with Interpretation No. 46. The Corporation holds no significant variable interests in any entities which would require disclosure or consolidation.

NOTE 2 - INVESTMENT SECURITIES

The aggregate amortized cost and market values of the investment securities portfolio were as follows at the periods indicated.

                                                                                    Gross           Gross
                                                                 Amortized        Unrealized      Unrealized         Fair
(in thousands)                                                     Cost             Gains           Losses           Value
                                                               --------------    -------------   -------------   --------------
SEPTEMBER 30, 2003
Securities available for sale:
U.S. Treasury and government
  agencies and corporations                                       $  106,657         $      2        $  4,182       $  102,477
Mortgage-backed securities                                         1,659,851           11,896          14,827        1,656,920
Municipal securities                                                  18,965            1,063               -           20,028
Other debt securities                                                181,765           10,216             788          191,193
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $1,967,238         $ 23,177        $ 19,797       $1,970,618
                                                               ==============    =============   =============   ==============

DECEMBER 31, 2002
Securities available for sale:
U.S. Treasury and government
  agencies and corporations                                       $   54,074         $    199         $     -       $   54,273
Mortgage-backed securities                                         1,767,095           28,258             570        1,794,783
Municipal securities                                                  19,547            1,580               -           21,127
Other debt securities                                                121,656            3,353           1,963          123,046
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $1,962,372         $ 33,390         $ 2,533       $1,993,229
                                                               ==============    =============   =============   ==============

SEPTEMBER 30, 2002
Securities available for sale:
U.S. Treasury and government
  agencies and corporations                                       $   82,155         $  1,306         $     -       $   83,461
Mortgage-backed securities                                         1,645,790           23,362           1,604        1,667,548
Municipal securities                                                  20,692            1,710               -           22,402
Other debt securities                                                148,016              455           5,014          143,457
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $1,896,653         $ 26,833         $ 6,618       $1,916,868
                                                               ==============    =============   =============   ==============

At September 30, 2003, net unrealized gains on securities available for sale, net of taxes, of $2.2 million were reflected as a component of Net Accumulated Other Comprehensive Income ("OCI"). This compared to net unrealized gains, net of taxes, of $12.9 million at September 30, 2002 and $19.8 million at December 31, 2002. For further details regarding investment securities at December 31, 2002, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K.

Net realized gains on investment securities were $341 thousand for the quarter ended September 30, 2003 compared to net realized gains of $3.1 million for the same quarter of 2002. For the nine months ended September 30, 2003, net realized gains were $8.6 million compared to net realized gains of $2.1 million for the same period of 2002. These net gains (losses) on investment securities are included in net gains (losses) in the Consolidated Statement of Income.

NOTE 3 - LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding is shown in the table below as of the periods indicated.

                                               September 30,     December 31,     September 30,
(in thousands)                                     2003             2002              2002
                                             ---------------   --------------   ---------------
Acquired residential mortgage                   $   584,886      $   545,323       $   599,010
Other consumer                                      977,758          881,151           873,607
                                             ---------------   --------------   ---------------
  Total consumer                                  1,562,644        1,426,474         1,472,617
Commercial business                                 374,888          376,065           373,646
Residential real estate construction                160,519          119,732           112,438
Commercial real estate construction                 201,906          238,344           237,055
Residential real estate mortgage                     90,268          168,869           208,304
Commercial real estate mortgage                     312,030          231,079           231,265
                                             ---------------   --------------   ---------------
  Total loans                                   $ 2,702,255      $ 2,560,563       $ 2,635,325
                                             ===============   ==============   ===============

The following table reflects the activity in the allowance for loan losses for the periods indicated.

                                                                      Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                --------------------------------   --------------------------------
(in thousands)                                                      2003              2002              2003              2002
                                                                --------------   ---------------   --------------   ---------------
Balance at beginning of period                                       $ 34,047          $ 34,719         $ 33,425          $ 34,611
Provision for loan losses                                               2,950             2,150            7,961             8,400
Transfer to other liabilities                                               -                 -             (262)                -
Less loans charged-off, net of recoveries:
  Acquired residential mortgage                                         1,346             2,394            4,739             6,862
  Other consumer                                                          440               264              963               957
  Commercial business                                                     195              (331)             455               635
  Residential real estate mortgage                                         10                65              (39)               97
  Commercial real estate mortgage                                           -              (138)               -              (155)
                                                                --------------   ---------------   --------------   ---------------
Net charge-offs                                                         1,991             2,254            6,118             8,396
                                                                --------------   ---------------   --------------   ---------------
Balance at end of period                                             $ 35,006          $ 34,615         $ 35,006          $ 34,615
                                                                ==============   ===============   ==============   ===============

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

The table below presents an analysis of the goodwill and deposit-based intangible activity for the period indicated.

                                                            Accumulated     Deposit-Based     Accumulated
(in thousands)                               Goodwill      Amortization      Intangible       Amortization        Total
                                          -------------   --------------  ----------------  ---------------   -------------
Balance at December 31, 2002                  $ 8,314           $ (622)          $ 2,600         $   (952)        $ 9,340
Amortization expense for the nine
      months ended September 30, 2003               -                -                -              (306)           (306)
                                          -------------   --------------  ----------------  ---------------   -------------
Balance at September 30, 2003                 $ 8,314           $ (622)          $ 2,600         $ (1,258)        $ 9,034
                                          =============   ==============  ================  ===============   =============

NOTE 5 - DEPOSITS

The table below presents deposits as of the periods indicated.

                                                                        September 30,    December 31,     September 30,
(in thousands)                                                              2003             2002             2002
                                                                       -------------    -------------     -------------
Noninterest-bearing                                                      $  576,482       $  492,661       $  488,674
Money market/demand                                                         889,170          847,966          829,390
Savings                                                                     703,318          662,021          654,453
Direct time certificates of deposit                                         678,504          775,546          805,423
Brokered certificates of deposit                                            240,432          409,772          455,475
                                                                       -------------    -------------    -------------
  Total deposits                                                         $3,087,906       $3,187,966       $3,233,415
                                                                       =============    =============    =============

NOTE 6 - SHORT-TERM BORROWINGS

The table below presents short-term borrowings as of the periods indicated.

                                                                      September 30,    December 31,    September 30,
(in thousands)                                                            2003            2002             2002
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                             $ 242,790       $ 233,748        $ 305,889
Federal funds purchased                                                   267,000         304,000          179,525
Other short-term borrowings                                                 2,048           2,010            2,071
                                                                     -------------    ------------    -------------
  Total short-term borrowings                                           $ 511,838       $ 539,758        $ 487,485
                                                                     =============    ============    =============

NOTE 7 - LONG-TERM DEBT

The table below presents long-term debt as of the periods indicated.

                                                                      September 30,    December 31,    September 30,
(in thousands)                                                            2003             2002            2002
                                                                     --------------   -------------   -------------
Fixed rate Federal Home Loan Bank advances                             $  137,038       $ 292,609       $ 306,323
Varible rate Federal Home Loan Bank advances                              766,231         351,826         351,639
Trust preferred securities                                                 75,593          76,986          75,929
Term repurchase agreements                                                 68,750          93,125         101,250
                                                                    --------------   -------------   -------------
  Total long-term debt                                                 $1,047,612       $ 814,546       $ 835,141
                                                                    ==============   =============   =============

NOTE 8 - DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges which meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $8.5 million and $11.7 million for the nine months ended September 30, 2003 and 2002, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At September 30, 2003 and 2002, the Corporation recorded a cumulative decline in the fair value of derivatives of $4.4 million and $2.5 million, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the nine months ended September 30, 2003 the Corporation had an ineffective portion of a hedge which resulted in a $97 thousand charge to earnings. For the nine months ended September 30, 2002, the Corporation had no ineffective portions of hedges.

The table below presents the Corporation's open derivative positions for the periods indicated.

(in thousands)                                                Notional       Credit Risk         Fair          Unamortized
Derivative Type                      Hedge Objective           Amount           Amount           Value           Premium
------------------------------   ------------------------  ---------------  ---------------  --------------   --------------
SEPTEMBER 30, 2003
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost                 $ 430,000         $      -        $ (3,644)      $        -
  Pay fixed/receive variable     Loan rate risk                    43,909                -            (296)               -
  Receive fixed/pay variable     Borrowing cost                    70,000            8,783           8,783                -
Interest rate caps/corridors     Borrowing cost                   202,000            1,405           1,405            1,503
                                                           ---------------  ---------------  --------------   --------------
                                                                $ 745,909         $ 10,188        $  6,248       $    1,503
                                                           ===============  ===============  ==============   ==============

DECEMBER 31, 2002
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost                 $  45,000         $      -        $ (3,396)      $        -
  Receive fixed/pay variable     Borrowing cost                   157,750           12,368          12,368                -
Interest rate caps/corridors     Borrowing cost                   162,000               37              37              415
                                                           ---------------  ---------------  --------------   --------------
                                                                $ 364,750         $ 12,405        $  9,009       $      415
                                                           ===============  ===============  ==============   ==============

SEPTEMBER 30, 2002
Interest rate swaps:
  Pay fixed/receive variable     Deposit/borrowing cost         $  45,000         $      -        $ (3,401)      $        -
  Receive fixed/pay variable     Borrowing cost                   157,750           11,690          11,690                -
Interest rate caps/corridors     Borrowing cost                   162,000                -              81              553
                                                           ---------------  ---------------  --------------   --------------
                                                                $ 364,750         $ 11,690        $  8,370       $      553
                                                           ===============  ===============  ==============   ==============

NOTE 9 - OTHER COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) indicating the components of other comprehensive income for the periods indicated.

                                                               Three Months Ended               Nine Months Ended
                                                                 September 30,                     September 30,
                                                         -------------------------------   -----------------------------
(in thousands)                                                2003             2002             2003            2002
                                                         --------------   --------------   -------------   -------------
Net income                                                    $ 13,308         $ 13,140        $ 37,288        $ 35,020
Other comprehensive income (loss):
  Gain (loss) on derivatives recognized in
   other comprehensive income                                      415           (1,561)         (3,017)         (2,842)
  Unrealized holding gain (loss) on debt securities            (27,119)          21,580         (18,531)         30,952
  Less reclassification adjustment for
   gains included in net income                                    341            3,063           8,620           2,118
                                                         --------------   --------------   -------------   -------------
Other comprehensive income (loss) before tax                   (27,045)          16,956         (30,168)         25,992
Income tax (benefit) related to items
  of other comprehensive income                                 (9,466)           5,935         (10,559)          9,097
                                                         --------------   --------------   -------------   -------------
Other comprehensive income (loss), after tax                   (17,579)          11,021         (19,609)         16,895
                                                         --------------   --------------   -------------   -------------
Comprehensive income (loss)                                   $ (4,271)        $ 24,161        $ 17,679        $ 51,915
                                                         ==============   ==============   =============   =============

NOTE 10- NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated.

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                           ------------------------------    -------------------------------
(in thousands)                                                 2003             2002             2003             2002
                                                           -------------    -------------    -------------    --------------
Net gains (losses):
  Securities                                                   $ 341          $ 3,063         $  8,620           $ 2,118
  Asset sales                                                    405              275            1,779               382
  Debt extinguishment                                              -           (1,341)         (15,298)           (2,314)
                                                           -------------    -------------    -------------    --------------
Net gains (losses)                                             $ 746          $ 1,997         $ (4,899)          $   186
                                                           =============    =============    =============    ==============

NOTE 11 - PER SHARE INFORMATION

The following table presents a summary of per share data and amounts for the periods indicated.

                                                             Three Months Ended              Nine Months Ended
                                                                September 30,                   September 30,
                                                        -----------------------------   -----------------------------
(in thousands, except per share data)                       2003            2002            2003            2002
                                                        -------------   -------------   -------------   -------------
Qualifying net income                                     $ 13,308        $ 13,140        $ 37,288        $ 35,020
Basic EPS shares                                            24,556          24,840          24,483          25,035
Basic EPS                                                 $   0.54        $   0.53        $   1.52        $   1.40
Dilutive shares                                                649             653             629             772
Diluted EPS shares                                          25,205          25,493          25,112          25,807
Diluted EPS                                               $   0.53        $   0.52        $   1.48        $   1.36

NOTE 12 - COMMITMENTS AND CONTINGENCIES

COMMITMENTS
The table below presents commitments to extend credit in the form of consumer, commercial real estate and business loans for the period indicated.
                                                             September 30,
(in thousands)                                                   2003
                                                            --------------
Commercial business and real estate                            $ 393,538
Consumer revolving credit                                        290,112
Residential mortgage credit                                       16,162
Performance standby letters of credit                             53,730
Commercial letters of credit                                          52
                                                           --------------
  Total loan commitments                                       $ 753,594
                                                           ==============

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

The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $65.8 million and $159.1 million at September 30, 2003 and 2002, respectively. A recourse liability was established by the Corporation based upon management's current assessment of the credit risk inherent in the loans. The recourse liability amounted to $1.5 million and $2.8 million at September 30, 2003 and 2002, respectively. The recourse liability is evaluated periodically for adequacy. Net charge-offs to the recourse liability amounted to $1.1 million and $850 thousand for the nine months ended September 30, 2003 and 2002, respectively. At September 30, 2003, $1.0 million of loans with potential recourse were 90 days or more past due.

NOTE 13 - RECENT DEVELOPMENTS

On November 3, 2003, the Corporation announced it had reached a definitive agreement to acquire Southern Financial Bancorp, Inc. ("Southern Financial"). Southern Financial is headquartered in Warrenton Virginia and is the holding company for Southern Financial Bank. Following its pending acquisition of Essex Bancorp, Inc., Southern Financial will have approximately $1.5 billion in assets and operate 33 offices in the Northern Virginia areas of Fairfax, Loudoun and Prince William Counties as well as Richmond, Charlottesville and the Tidewater areas. Pursuant to the agreement, Southern Financial will be merged with and into the Corporation. Shareholders of Southern Financial will receive 1.0875 shares of Corporation common stock and $11.125 in cash for each Southern Financial share outstanding, subject to possible adjustment under certain circumstances. The transaction is valued at approximately $330 million, or $44.50 per common share of the Southern Financial common stock. The transaction, which is subject to approval by regulatory authorities and the Corporation's and Southern Financial's shareholders, is expected to close in the second quarter of calendar year 2004.

The Corporation and Southern Financial will be filing a joint proxy statement/prospectus and other relevant documents concerning the merger with the United States Securities and Exchange Commission. The Corporation urges investors to read the joint proxy statement/prospectus and any other relevant documents to be filed with the SEC, because they contain important information.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, was organized as a bank holding company in 1987, and is the sole stockholder of Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank offers consumer and commercial banking services through a network of 114 banking offices and 183 ATMs in the Baltimore-Washington corridor of Maryland, Northern Virginia, and southern York County, Pennsylvania. At September 30, 2003, the branch network consisted of 58 traditional full service branch locations, 52 in-store branches and 4 ATM Plus banking offices. The in-store and ATM Plus offices are located in supermarkets and national retail superstores. Of the 114 banking offices, 58% are located in the Baltimore region and 42% are located in the metropolitan Washington D.C. region. The Bank offers related financial services through its wholly owned subsidiaries. Mutual funds, annuities and insurance products are offered through Provident Investment Company and leases through Court Square Leasing Corporation and Provident Lease Corporation.

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

FINANCIAL CONDITION

At September 30, 2003, total assets were $5.0 billion, up slightly from $4.9 billion at December 31, 2002. The Corporation continued to migrate the composition of the balance sheet by focusing resources on growth in core business lines, resulting in a higher percentage of core loans and deposits on the balance sheet, while non-core loan and deposit balances continued to decline. The Corporation experienced growth in all of its markets, and opened one in-store branch and closed one traditional branch in the Washington metropolitan area during the quarter.

ASSET COMPOSITION
The following table summarizes the composition of the Bank's average earning assets for the periods indicated.

                                                             Three Months Ended
                                                                September 30,                   $               %
                                                       -------------------------------
(dollars in thousands)                                     2003             2002            Variance         Variance
                                                       --------------   --------------    -------------    -------------
Investments                                             $  1,993,040      $ 1,914,305      $   78,735             4.1 %
Other earning assets                                          15,404            8,672           6,732            77.6
Core loans:
  Consumer                                                   928,730          811,417         117,313            14.5
  Commercial business                                        355,002          343,577          11,425             3.3
  Real estate                                                630,095          524,259         105,836            20.2
                                                       --------------   --------------    -------------
    Total core loans                                       1,913,827        1,679,253         234,574            14.0
                                                       --------------   --------------    -------------
Non-core loans:
  Consumer                                                   694,637          895,848        (201,211)          (22.5)
  National syndicated loans                                   31,499           67,103         (35,604)          (53.1)
                                                       --------------   --------------    -------------
    Total non-core loans                                     726,136          962,951        (236,815)          (24.6)
                                                       --------------   --------------    -------------
Total loans                                                2,639,963        2,642,204          (2,241)           (0.1)
                                                       --------------   --------------    -------------
Total average earning assets                            $  4,648,407      $ 4,565,181      $   83,226             1.8 %
                                                       ==============   ==============    =============

Total average earning assets increased by $83 million to $4.6 billion in the third quarter of 2003 ("the 2003 quarter") compared to the third quarter of 2002 ("the 2002 quarter"). While total average loan balances remained flat at $2.6 billion, the mix changed favorably, with a $235 million increase in average core loan balances offsetting a $237 million decrease in average non-core loan balances. Management defines core loans as those loans originated by the Bank, as well as purchases of participations in syndicated loans in the Bank's defined market area. Non-core loans are defined as purchased loans, participations in syndicated loans outside the Bank's defined market area, and Bank-originated loans from discontinued product lines.

The Corporation's expanded presence in the Baltimore-Washington metropolitan region facilitated the robust 14% growth in average core loans, which comprise 72% of total average loans in the 2003 quarter. The core loan growth of $235 million was evenly split between consumer and commercial loans. Average core consumer loans, comprised of direct consumer and marine loans, increased $117 million, or 14%, in the 2003 quarter compared to the 2002 quarter. Production of direct consumer loans, primarily home equity loans and lines generated by the Bank's retail branches, phone center and Internet unit, totaled $141 million in the 2003 quarter. This was more than double the production in the 2002 quarter of $60 million, and was 29% higher than production in the second 2003 quarter. Average core consumer loan balances from the Washington market grew 33% in the 2003 quarter compared to the 2002 quarter, reflecting the Bank's continued expansion into that market. The strong production in the current year resulted in average home equity loan and line balances of $433 million in the 2003 quarter, a $64 million increase from the comparable 2002 quarter. Marine loans, which are originated indirectly through brokers but underwritten individually by the Bank, also had strong performance, with average marine loan balances up 15% to $456 million in the 2003 quarter. Average core commercial business, real estate construction and commercial mortgage loans also continued to show steady growth, evidenced by an increase of $117 million, or 14%, in the 2003 quarter compared to the 2002 quarter. The growth in average core commercial loans continued to be evenly balanced by region, with growth of 17% in the Washington market and 11% in the Baltimore market for the 2003 quarter compared to the 2002 quarter.

Consistent with the execution of its key strategies, the Corporation's average non-core loan balances continued to decline significantly, decreasing $237 million, or 25%, in the 2003 quarter. The largest component of non-core consumer loans is the portfolio of acquired residential mortgage loans (consisting of home equity loans and lines), which declined by $40 million to an average balance for the quarter of $573 million. The decline was a result of the level of payoffs and resultant amortization of loan purchase premiums, partially offset by additional purchases. In the 2003 quarter, the Corporation purchased $96 million in loans secured by residential real estate, all of which are in first lien position. Purchases for the current quarter included $24 million in loans to borrowers residing in the Bank's footprint. Provident will service these loans and will cultivate additional relationships with the borrowers. Management intends to continue to purchase residential loans to maintain an average acquired portfolio size between $500 million and $600 million. The average balances of other non-core consumer portfolios, consisting of residential mortgage and indirect auto loan product lines that are no longer offered by the Bank, declined by $161 million from the 2002 quarter. The non-core syndicated portfolio average balances declined $36 million, or 53%, in the 2003 quarter. The remaining $31 million average balances of non-core syndicated loans represent a diversified portfolio of loans which are performing as agreed and amortizing according to their terms and conditions.

The growth in the investment portfolio average balances of $79 million in the 2003 quarter compared to the 2002 quarter occurred as excess cash flows were reinvested into the investment portfolio. Cashflows were predominately invested in a combination of 15 year conventional MBS and 7/1 hybrid ARMs, as well as floating rate asset backed securities. Investment portfolio average balances declined $139 million from the second 2003 quarter to the third 2003 quarter.

ASSET QUALITY
Non-performing assets were $24.2 million at September 30, 2003, or 0.90% of loans outstanding, slightly improved from the December 31, 2002 level of $24.9 million, or 0.97% and the September 30, 2002 level of $24.5 million, or 0.93%. At September 30, 2003, $18.5 million of the $20.3 million of total non-performing loans were in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial and real estate non-performing loans remained at historically low levels in the 2003 quarter. Total 90-day delinquent loans decreased $3.6 million at September 30, 2003 from the level at December 31, 2002. In the acquired mortgage portfolio (comprised of nearly 80% first lien loans), delinquencies have declined consistently, reaching their lowest level in several years.

As a result of the growth and mix in the commercial and consumer loan portfolios, the Corporation increased the level of the allowance by $1.6 million from the December 31, 2002 level to $35.0 million at September 30, 2003. At September 30, 2003, the allowance represents 1.30% of total loans outstanding and 172% of non-performing loans. Portfolio-wide net charge-offs represented 0.30% of average loans for the 2003 quarter, continuing to improve from 0.41% in the December 2002 quarter and 0.34% in the September 2002 quarter.

Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term. Management believes that the allowance at September 30, 2003 represents its best estimate of probable losses inherent in the portfolio.


ASSET QUALITY SUMMARY

                                                                                    September 30,     December 31,    September 30,
(dollars in thousands)                                                                  2003             2002             2002
                                                                                  ---------------   --------------   --------------
NON-PERFORMING ASSETS:
Acquired residential mortgage                                                         $ 16,122         $ 18,070           $ 16,626
Other consumer                                                                             266              460                642
Commercial business                                                                      1,810              514                 88
Residential real estate construction                                                       134              136                213
Residential real estate mortgage                                                         2,002            1,953              2,776

                                                                                ---------------   --------------   ----------------
  Total non-accrual loans                                                               20,334           21,133             20,345
Total renegotiated loans                                                                     -                -                  -
                                                                                ---------------   --------------   ----------------
  Total non-performing loans                                                            20,334           21,133             20,345
Total other assets and real estate owned                                                 3,916            3,796              4,105
                                                                                ---------------   --------------   ----------------
  Total non-performing assets                                                         $ 24,250         $ 24,929           $ 24,450
                                                                                ===============   ==============   ================

90-DAY DELINQUENCIES:
Acquired residential mortgage                                                         $  4,276         $  5,108           $  5,601
Other consumer                                                                             723            1,023              1,391
Commercial business                                                                        380              320                648
Residential real estate mortgage                                                         5,899            8,377              8,099
                                                                                ---------------   --------------   ----------------
  Total 90-day delinquencies                                                          $ 11,278         $ 14,828           $ 15,739
                                                                                ===============   ==============   ================

ASSET QUALITY RATIOS:
Non-performing loans to loans                                                            0.75%            0.83%              0.77%
Non-performing assets to loans                                                           0.90%            0.97%              0.93%
Allowance for loan losses to loans                                                       1.30%            1.31%              1.31%
Net charge-offs in quarter to average loans                                              0.30%            0.41%              0.34%
Allowance for loan losses to non-performing loans                                      172.16%          158.16%            170.14%


SOURCES OF FUNDS

DEPOSITS AND BORROWINGS

The following table summarizes the composition of the Bank's average deposit and borrowing balances for the periods indicated.

                                                                Three Months Ended
                                                                   September 30,                $               %
                                                          ------------------------------
(dollars in thousands)                                        2003            2002          Variance        Variance
                                                          -------------   --------------  -------------   -------------
Core deposits:
  Consumer                                                 $ 2,365,441     $ 2,333,725     $  31,716            1.4 %
  Commercial                                                   504,287         384,197       120,090           31.3
                                                          -------------   --------------  -------------
    Total core deposits                                      2,869,728       2,717,922       151,806            5.6
Non-core deposits                                              282,405         519,125      (236,720)         (45.6)
                                                          -------------   --------------  -------------
    Total deposits                                           3,152,133       3,237,047       (84,914)          (2.6)
                                                          -------------   --------------  -------------
Borrowings:
  Federal funds purchased                                      284,987         199,190        85,797           43.1
  FHLB advances                                                842,317         672,566       169,751           25.2
  Repurchase agreements and other                              302,489         358,497       (56,008)         (15.6)
  Trust preferred securities                                    68,159          68,087            72            0.1
                                                          -------------   --------------  -------------
    Total borrowings                                         1,497,952       1,298,340       199,612           15.4
                                                          -------------   --------------  -------------
    Total average deposits and borrowings                  $ 4,650,085     $ 4,535,387     $ 114,698            2.5 %
                                                          =============   ==============  =============

Total average deposit balances decreased $85 million in the 2003 quarter compared to the 2002 quarter. Average non-core deposits (composed of brokered
CDs) decreased $237 million, or 46%, from matured CDs that were not replaced with non-core funding. As a result of the Corporation's focus on its core business lines, average core deposits generated from the Bank's consumer and commercial customer base continued to grow steadily, replacing $152 million of the brokered CD runoff. Excluding average direct time deposits, which decreased $132 million from the 2002 quarter to the 2003 quarter, average deposit balances increased $284 million, or 10%, from the 2002 quarter to the 2003 quarter. Deposit growth from the commercial sector was particularly strong during the same period, with a net increase in average balances of $120 million, or 31%, in the 2003 quarter, of which $102 million was in non-interest-bearing accounts. Regionally, core deposits in the Washington market increased 14% and core deposits in the Baltimore market increased 3%. In the 2003 quarter, average core deposits comprised 91% of average total deposits.

Average borrowings increased $200 million in the third quarter of 2003 compared to the 2002 quarter. Average federal funds purchased ("fed funds") increased $86 million, reflecting management's desire to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average Federal Home Loan Bank ("FHLB") borrowings increased $170 million over 12 months, however FHLB borrowings declined $73 million from June 30, 2003 to September 30, 2003.

LIQUIDITY
An important component of the Bank's asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. The Bank's Asset/Liability Management Committee has established general guidelines for maintaining prudent levels of liquidity. The committee continually monitors the amount and sources of available liquidity, and the cost required for obtaining it. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

The Bank's primary source of liquidity is the assets it possesses, which can be pledged as collateral for secured borrowings or alternatively sold to raise cash levels. An objective of liquidity management is to optimize the use of this collateral to minimize funding costs. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At September 30, 2003, $1.2 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $619 million. After covering $303 million of unsecured funds that mature in the next three months, the excess liquidity position of $316 million is well in excess of projected liquidity requirements for the next 12 months. Additionally, over $400 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available. At September 30, 2003, the Bank possessed over $800 million of fed funds lines, of which only $267 million were in use at quarter-end. Brokered CDs, which typically cost 10 - 25 basis points more than secured funds of a similar maturity, remain a viable funding alternative, however management has not used this source since 2001 in accordance with its strategy to reduce non-core funding. Existing brokered CD average balances declined by $75 million in the third quarter of 2003 from the second quarter of 2003. The unsecured debt markets are also a potential alternative to raise funds but have not been employed since 2000 given the Bank's ability to raise funds at lower interest rates in the secured funds markets.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At September 30, 2003, over $500 million of the Bank's investment portfolio is not pledged as collateral for borrowings, and is immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, much of the Bank's $1.6 billion consumer loan portfolio is saleable in an efficient market.

Commitments to lend funds to customers affect the Bank's determination of sufficient liquidity. The borrowing requirements of customers include commitments to extend credit and unused availability of lines of credit, which totaled $754 million at September 30, 2003 (see Note 12 to the unaudited consolidated financial statements). Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

The Corporation is a one-bank holding company that relies upon the Bank's performance to generate capital growth through Bank earnings. A portion of the Bank's earnings is passed to the Corporation in the form of cash dividends. These dividends are utilized to pay dividends to stockholders, repurchase shares and pay interest on trust preferred securities. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions which could have a material impact on the Corporation.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2003 and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next 12 months. Given the interest environment at September 30, 2003, a 200 basis point drop in rate is unlikely and has not been shown.

                                                     Projected Percentage

         Interest Rate Scenario                 Change in Net Interest Income
         ----------------------                 -----------------------------
           -100 basis points                               -5.1%

           No change                                         -

           +100 basis points                               +1.7%

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

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values (see Note 8 to unaudited financial statements). The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10 year constant maturity swap rate and the 30 year mortgage rate. Additionally, $544 million notional amount in interest rate swaps were in force to reduce interest rate risk, and $202 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

CAPITAL RESOURCES
Total stockholders' equity was $317 million at September 30, 2003, an increase of $1.0 million from December 31, 2002. The change in stockholders' equity for the nine months ended September 30, 2003 was attributable to $37.3 million in earnings and $8.0 million from the issuance of common stock relating to the exercise of stock options. This was partially offset by dividends paid of $16.9 million and a decrease of $19.6 million in accumulated other comprehensive income ("OCI"). OCI decreased due primarily to a decline in market value of available-for-sale securities. Capital was also reduced by $7.8 million from the repurchase of 277,716 shares of the Corporation's common stock at an average price of $28.75. The Corporation is authorized to repurchase an additional 722,284 shares under its current authorization.

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

                                                                                                    Minimum
                                                           September 30,       December 31,        Regulatory        To be "Well
                                                                2003               2002           Requirements       Capitalized"
                                                         -----------------   ---------------   -----------------   ---------------
Tier 1 leverage ratio                                           7.61%              7.47%             4.00%               5.00%
Tier 1 capital to risk-weighted assets                         11.99%             11.62%             4.00%               6.00%
Total regulatory capital to risk-weighted assets               13.11%             12.70%             8.00%              10.00%

RESULTS OF OPERATIONS
FOR THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

OVERVIEW
The Corporation recorded net income for the quarter ended September 30, 2003 of $13.3 million or $.53 per diluted share, with return on average common equity of 16.63% and return on assets of 1.06%. The financial results for the 2003 quarter compared to the 2002 quarter, represented by increases of 1.3% in net income and 1.9% in diluted earnings per share, demonstrated margin stability, continued growth in all of the Corporation's core loan and deposit businesses and continued progress in asset quality.

Net income was comparable to the prior year's third quarter. Increases of $3.3 million in net interest income and a $0.6 million increase in non-interest income offset increases in provision, non-interest expense and income tax expense of $0.8 million, $1.9 million and $1.0 million, respectively, compared to the 2002 quarter. These items are discussed in more detail, as follows.

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


Comparative Analysis of Average Balances, Interest Income and Expense and Interest Yields and Rates

                                     ----------------------------------------------------------------
                                          Three Months Ended              Three Months Ended
                                          September 30, 2003              September 30, 2002
                                     ----------------------------------------------------------------
(dollars in thousands)                Average     Income/   Yield/    Average     Income/   Yield/
(tax-equivalent basis)                Balance     Expense   Rate      Balance     Expense   Rate
                                     -----------  --------- --------------------  --------- ---------
ASSETS
Interest-earning assets:
  Home equity                        $  433,193    $ 5,395   4.94 %  $  369,341   $  5,665   6.09 %
  Marine                                455,867      6,287   5.47       397,002      6,813   6.81
  Acquired residential mortgage         573,449      8,972   6.21       613,457     10,967   7.09
  Other direct consumer                  39,670        773   7.73        45,074        869   7.65
  Other indirect consumer                20,085        382   7.55        54,980      1,028   7.42
  Residential mortgage                  101,103      2,110   8.28       227,411      4,349   7.59
                                     -----------  ---------          -----------  ---------
    Total consumer                    1,623,367     23,919   5.85     1,707,265     29,691   6.90
  Commercial business                   355,002      5,150   5.76       343,577      5,802   6.70
  Real estate construction              334,702      3,567   4.23       296,668      3,568   4.77
  Commercial mortgage                   295,393      4,320   5.80       227,591      3,672   6.40
  Non-core SNCs                          31,499        278   3.50        67,103        778   4.60
                                     -----------  ---------          -----------  ---------
    Total loans                       2,639,963     37,234   5.60     2,642,204     43,511   6.53
                                     -----------  ---------          -----------  ---------
  Loans held for sale                    11,912        172   5.73         6,340        107   6.70
  Short-term investments                  3,492          7   0.80         2,332         16   2.72
  Taxable investment securities       1,974,264     21,187   4.26     1,893,581     23,427   4.91
  Tax-advantaged investment securities   18,776        331   6.99        20,724        375   7.18
                                     -----------  ---------          -----------  ---------
    Total investment securities       1,993,040     21,518   4.28     1,914,305     23,802   4.93
                                     -----------  ---------          -----------  ---------
      Total interest-earning assets   4,648,407     58,931   5.03     4,565,181     67,436   5.86
                                     -----------  ---------          -----------  ---------
Less allowance for loan losses          (34,472)                        (34,385)

Cash and due from banks                 116,487                          97,755
Other assets                            254,537                         232,236
                                     -----------                     -----------
   Total assets                      $4,984,959                      $4,860,787
                                     ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand/money market deposits       $  895,396      1,797   0.80    $  804,225      2,282   1.13
  Savings deposits                      708,493        680   0.38       657,405      1,772   1.07
  Direct time deposits                  691,228      4,116   2.36       822,964      7,193   3.47
  Brokered time deposits                282,405      4,387   6.16       519,125      8,325   6.36
  Short-term borrowings                 515,080      1,142   0.88       452,750      1,911   1.67
  Long-term debt                        982,872      8,604   3.47       845,590     10,998   5.16
                                     -----------  ---------          -----------  ---------
        Total interest-bearing
           liabilities                4,075,474     20,726   2.02     4,102,059     32,481   3.14
                                     -----------  ----------         -----------  ---------
Noninterest-bearing demand deposits     574,611                         433,328
Other liabilities                        17,296                          28,120
Common stockholders' equity             317,578                         297,280
                                     -----------                     -----------
   Total liabilities and
     stockholders' equity            $4,984,959                      $4,860,787
                                     ===========                     ===========
Net interest-earning assets          $  572,933                      $  463,122
                                     ===========                     ===========
Net interest income (tax-equivalent)                38,205                          34,955
Less tax-equivalent adjustment                        (168)                           (191)
                                                  ---------                       ---------
Net interest income                                $38,037                        $ 34,764
                                                  =========                       =========
Net yield on interest-earning assets                         3.26 %                          3.04 %

                                                                                                                  2003/2002
                                                                                                           Income/Expense Variance
                                                                     2003/2002 Increase/(Decrease)             Due to Change In
                                                           ----------------------------------------------  -------------------------
(dollars in thousands)                                       Average       %       Income/       %           Average      Average
(tax-equivalent basis)                                       Balance     Change    Expense    Change          Rate        Volume
                                                           ------------  -------   ---------  -----------  ------------ ------------
ASSETS
Interest-earning assets:
  Home equity                                              $   63,852     17.3 %  $   (270)     (4.8)%       $ (1,161)     $   891
  Marine                                                       58,865     14.8        (526)     (7.7)          (1,451)         925
  Acquired residential mortgage                               (40,008)    (6.5)     (1,995)    (18.2)          (1,310)        (685)
  Other direct consumer                                        (5,404)   (12.0)        (96)    (11.0)               9         (105)
  Other indirect consumer                                     (34,895)   (63.5)       (646)    (62.8)              17         (663)
  Residential mortgage                                       (126,308)   (55.5)     (2,239)    (51.5)             366       (2,605)
                                                          ------------            ---------
    Total consumer                                            (83,898)    (4.9)     (5,772)    (19.4)
  Commercial business                                          11,425      3.3        (652)    (11.2)            (840)         188
  Real estate construction                                     38,034     12.8          (1)     (0.0)            (431)         430
  Commercial mortgage                                          67,802     29.8         648      17.6             (368)       1,016
  Non-core SNCs                                               (35,604)   (53.1)       (500)    (64.3)            (155)        (345)
                                                          ------------            ---------
    Total loans                                                (2,241)    (0.1)     (6,277)    (14.4)
                                                          ------------            ---------
  Loans held for sale                                           5,572     87.9          65      60.7              (17)          82
  Short-term investments                                        1,160     49.7          (9)    (56.3)             (15)           6
  Taxable investment securities                                80,683      4.3      (2,240)     (9.6)          (3,206)         966
  Tax-advantaged investment securities                         (1,948)    (9.4)        (44)    (11.7)              (9)         (35)
                                                          ------------            ---------
    Total investment securities                                78,735      4.1      (2,284)     (9.6)
                                                          ------------            ---------
      Total interest-earning assets                            83,226      1.8      (8,505)    (12.6)          (9,715)       1,210
                                                          ------------            ---------
Less allowance for loan losses                                    (87)     0.3
Cash and due from banks                                        18,732     19.2
Other assets                                                   22,301      9.6
                                                          ------------
    Total assets                                            $ 124,172      2.6
                                                          ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand/money market deposits                             $   91,171     11.3        (485)    (21.3)            (722)         237
  Savings deposits                                             51,088      7.8      (1,092)    (61.6)          (1,220)         128
  Direct time deposits                                       (131,736)   (16.0)     (3,077)    (42.8)          (2,048)      (1,029)
  Brokered time deposits                                     (236,720)   (45.6)     (3,938)    (47.3)            (253)      (3,685)
  Short-term borrowings                                        62,330     13.8        (769)    (40.2)          (1,004)         235
  Long-term debt                                              137,282     16.2      (2,394)    (21.8)          (3,986)       1,592
                                                          ------------            ---------
    Total interest-bearing liabilities                        (26,585)    (0.6)    (11,755)    (36.2)         (11,546)        (209)
                                                          ------------            ---------
Noninterest-bearing demand deposits                           141,283     32.6
Other liabilities                                             (10,824)   (38.5)
Common stockholders' equity                                    20,298      6.8
                                                          ------------
   Total liabilities and
     stockholders' equity                                  $  124,172      2.6
                                                          ============
Net interest-earning assets                                $  109,811     23.7
                                                          ============
Net interest income (tax-equivalent)                                               3,250       9.3         $  1,831      $ 1,419
Less tax-equivalent adjustment                                                        23     (12.0)
                                                                                ---------
Net interest income                                                             $  3,273       9.4
                                                                                =========

Net interest income on a tax-equivalent basis totaled $38.2 million in the 2003 quarter, compared to $35.0 million in the 2002 quarter, while the net interest margin expanded to 3.26% from 3.04%. A decline of $8.5 million in total interest income was more than offset by a decline in total interest expense of $11.8 million. Generally, favorable changes in the mix of interest-bearing liabilities offset growth in earning assets at lower yields, primarily in the investment portfolio. The margin benefited further from a $141 million increase in noninterest-bearing deposits during the period.

The yield on earning assets was 5.03% in the 2003 quarter, compared to 5.86% in the 2002 quarter, a decline of 83 basis points, reflecting the general decline in interest rates during the period. The $8.5 million decrease in total interest income was primarily attributable to two factors. First, higher yielding home equity loans, investments, and marine loans prepaid substantially, and were replaced with like product at lower yields. Additionally, $161 million (average balance) of residential mortgages and indirect consumer loans with higher yields prepaid and were replaced with investment securities at lower yields.

The average rate paid on interest-bearing liabilities declined 112 basis points to 2.02% in the 2003 quarter, versus 3.14% in the 2002 quarter. The favorable changes in deposit mix, from higher rate non-core and retail CDs into lower rate demand and savings deposits, had a positive impact on deposit interest expense of $8.6 million. Interest expense on borrowings decreased $3.2 million in the 2003 quarter from the prior year quarter, primarily resulting from the extinguishment of $140 million of higher rate FHLB borrowings in the second 2003 quarter, and the repricing of floating rate FHLB borrowings throughout the period.

Future growth in net interest income will primarily depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $2.9 million for the 2003 quarter, up from $2.1 million in the 2002 quarter. Loan balances in the 2003 quarter increased $105 million more than loan balances increased in the 2002 quarter, resulting in an increased provision. This was partially offset by lower net charge-offs of $2.0 million in the 2003 quarter compared to $2.3 million in the 2002 quarter. The 12% decline in net charge-offs resulted from a 44% reduction in net charge-offs on the acquired residential loan portfolio for the current quarter versus the prior year quarter. On an overall basis, net charge-offs as a percentage of average loans were 0.30% in the 2003 quarter compared to 0.34% in the 2002 quarter.

NON-INTEREST INCOME
Total non-interest income increased to $24.6 million in the 2003 quarter from $24.0 million in the 2002 quarter. Comparing the 2003 quarter to the 2002 quarter, total non-interest income, excluding the net gains described below, was $23.9 million and $22.0 million, respectively, which represents a 8% increase from period to period. Exclusive of the net gains, non-interest income, as a percentage of combined net interest margin and non-interest income, was 39% for both quarters.

The improvement in non-interest income continued to be driven by deposit service charges, which increased $1.1 million, or 6%, to $19.5 million from the 2002 quarter to the 2003 quarter. The increase in deposit fees was primarily the result of strong consumer and commercial deposit account growth. As a result of the new retail debit card interchange structure, per transaction interchange revenue was cut by 33% beginning on August 1, 2003. Strong increases in the average number of active cards and average purchases per card mitigated the reduced per transaction revenue, and as a result, debit card revenues decreased only slightly from $2.4 million in the 2002 quarter to $2.2 million for the 2003 quarter.

Commissions and fees of $1.1 million were level with the amounts in the prior year quarter. Commissions and fees are primarily generated from Provident Investment Company, Inc., which offers annuities and mutual funds through an affiliation with a securities broker-dealer, as well as property and casualty insurance products as an agent. While the volume of investment sales has increased, the commission level has decreased, resulting in flat period over period results. Other non-interest income increased 32% to $3.3 million in the 2003 quarter. Other non-interest income is composed primarily of loan fees (25% increase), cash surrender value income associated with bank-owned life insurance (5% decrease) and operating lease income ($172 thousand or 48% increase). Additionally, the Corporation received $300 thousand in additional income in the 2003 quarter relating to a change in the relationship associated with its affinity credit card program.

Net gains (losses) are composed of security gains and losses, losses from the extinguishment of debt, and gains and losses on sales of loans, foreclosed property and fixed assets, which occur in the ordinary course of business. The Corporation recorded $746 thousand in net gains for the 2003 quarter, compared to net gains of $2.0 million in the same period in 2002. The net gains in 2003 were composed of $341 thousand in net gains on the sales of investment securities and $405 thousand in net gains relating to the favorable disposition of certain loans, fixed assets and foreclosed property.

NON-INTEREST EXPENSE
Non-interest expense increased $1.9 million, or 5.0%, in the 2003 quarter compared to the comparable 2002 quarter. $1.3 million of the increase was directly attributable to the opening of 13 new branches and 4 ATM Plus locations during the last twelve months, impacting salaries and employee benefits, occupancy and furniture and fixture expense. The growth in non-interest expense, other than that which was impacted by branch expansion, was contained to an annual growth rate of less than 2%. External processing fees increased $220 thousand, or 4.3%, due to increases in the volume of processing. The expense associated with the recourse reserve on securitized loans, which is included in other non-interest expense, increased $191 thousand in the 2003 quarter, reflecting chargeoff activity in the quarter.

INCOME TAXES
In the 2003 quarter, the Corporation recorded $7.1 million of income tax expense on pre-tax income of $20.4 million, resulting in an effective tax rate of 34.7%. In the 2002 quarter, the Corporation recorded $6.0 million of income tax expense on pre-tax income of $19.2 million, resulting in an effective tax rate of 31.5%. The change in the effective tax rate in the 2003 quarter is primarily due to state tax expense which added approximately 2.8% to the Corporation's effective tax rate.


FOR NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

The Corporation recorded net income of $37.3 million or $1.48 per diluted share for the nine months ended September 30, 2003, compared to $35.0 million or $1.36 per diluted share in the prior year.

Tax-equivalent net interest income for the nine months of 2003 increased 2.9% to $111.0 million compared to the 2002 period, reflecting a $3.1 million increase from period to period. Interest income declined $34.2 million, but was offset by a decline in interest expense of $37.3 million. Average interest-earning assets increased $69 million while average interest-bearing liabilities decreased $18 million during the past year. The margin benefited further from a $114 million increase in noninterest-bearing deposits during the period. These shifts, in addition to the general decline in interest rates, had the effect of increasing the level of net interest income as well as increasing the net interest margin by 4 basis points to 3.21% in 2003 from 3.17% in 2002.


Comparative Analysis of Average Balances, Interest Income and Expense and Interest Yields and Rates

                                                Nine Months Ended               Nine Months Ended
                                               September 30, 2003              September 30, 2002
                                     ----------------------------------------------------------------
(dollars in thousands)                Average     Income/   Yield/    Average     Income/   Yield/
(tax-equivalent basis)                Balance     Expense   Rate      Balance     Expense   Rate
                                     ----------- ---------- -------------------- ---------- ---------
ASSETS
Interest-earning assets:
  Home equity                        $  398,564   $ 15,450   5.18 %  $  363,395   $ 16,866   6.21 %
  Marine                                441,435     18,832   5.70       374,679     19,320   6.89
  Acquired residential mortgage         538,208     26,064   6.47       659,203     38,019   7.71
  Other direct consumer                  40,504      2,411   7.96        46,318      2,680   7.74
  Other indirect consumer                25,386      1,478   7.78        67,795      3,802   7.50
  Residential mortgage                  126,536      7,347   7.76       258,330     14,958   7.74
                                     ----------- ----------          ----------- ----------
    Total consumer                    1,570,633     71,582   6.09     1,769,720     95,645   7.23
  Commercial business                   350,167     15,495   5.92       333,611     16,783   6.73
  Real estate construction              321,865     10,489   4.36       283,034     10,183   4.81
  Commercial mortgage                   268,686     12,086   6.01       224,341     10,960   6.53
  Non-core SNCs                          39,403      1,085   3.68        71,530      2,494   4.66
                                     ----------- ----------          ----------- ----------
    Total loans                       2,550,754    110,737   5.80     2,682,236    136,065   6.78
                                     ----------- ----------          ----------- ----------
  Loans held for sale                    10,823        458   5.66         5,135        253   6.59
  Short-term investments                  2,760         20   0.97         5,204         81   2.08
  Taxable investment securities       2,039,235     68,729   4.51     1,839,933     77,724   5.65
  Tax-advantaged investment securities   18,983      1,001   7.05        21,187      1,041   6.57
                                     ----------- ----------          ----------- ----------
    Total investment securities       2,058,218     69,730   4.53     1,861,120     78,765   5.66
                                     ----------- ----------          ----------- ----------
      Total interest-earning assets   4,622,555    180,945   5.23     4,553,695    215,164   6.32
                                     ----------- ----------          ----------- ----------
Less allowance for loan losses          (33,333)                        (34,331)
Cash and due from banks                 111,038                          93,181
Other assets                            255,987                         244,581
                                     -----------                     -----------
   Total assets                      $4,956,247                      $4,857,126
                                     ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand/money market deposits       $  875,129      5,194   0.79    $  777,785      6,956   1.20
  Savings deposits                      698,685      2,737   0.52       646,559      5,427   1.12
  Direct time deposits                  723,518     14,461   2.67       838,177     23,616   3.77
  Brokered time deposits                345,355     15,860   6.14       623,538     30,266   6.49
  Short-term borrowings                 449,475      3,385   1.01       370,015      4,617   1.67
  Long-term debt                      1,005,830     28,329   3.77       859,642     36,394   5.66
                                     ----------- ----------          ----------- ----------
    Total interest-bearing
       liabilities                    4,097,992     69,966   2.28     4,115,716    107,276   3.48
                                     ----------- ----------          ----------- ----------
Noninterest-bearing demand deposits     528,071                         413,868
Other liabilities                        20,806                          29,714
Common stockholders' equity             309,378                         297,828
                                     -----------                     -----------
   Total liabilities and
     stockholders' equity            $4,956,247                      $ 4,857,126
                                     ===========                     ===========
Net interest-earning assets          $  524,563                      $  437,979
                                     ===========                     ===========
Net interest income
  (tax-equivalent)                                 110,979                         107,888
Less tax-equivalent adjustment                        (516)                           (602)
                                                 ----------                      ----------
Net interest income                               $110,463                        $107,286
                                                 ==========                      ==========
Net yield on interest-earning assets                         3.21 %                          3.17 %

                                                                                                                2003/2002
                                                                                                        Income/Expense Variance
                                                               2003/2002 Increase/(Decrease)                Due to Change In
                                                        ---------------------------------------------  -------------------------
(dollars in thousands)                                   Average       %       Income/       %           Average      Average
(tax-equivalent basis)                                   Balance     Change    Expense    Change          Rate        Volume
                                                        -----------  -------   ---------  -----------  ------------ ------------
ASSETS
Interest-earning assets:
  Home equity                                            $  35,169      9.7 %  $ (1,416)     (8.4)%       $ (2,949)    $  1,533
  Marine                                                    66,756     17.8        (488)     (2.5)          (3,628)       3,140
  Acquired residential mortgage                           (120,995)   (18.4)    (11,955)    (31.4)          (5,574)      (6,381)
  Other direct consumer                                     (5,814)   (12.6)       (269)    (10.0)              75         (344)
  Other indirect consumer                                  (42,409)   (62.6)     (2,324)    (61.1)             140       (2,464)
  Residential mortgage                                    (131,794)   (51.0)     (7,611)    (50.9)              41       (7,652)
                                                        -----------            ---------
    Total consumer                                        (199,087)   (11.2)    (24,063)    (25.2)
  Commercial business                                       16,556      5.0      (1,288)     (7.7)          (2,092)         804
  Real estate construction                                  38,831     13.7         306       3.0           (1,013)       1,319
  Commercial mortgage                                       44,345     19.8       1,126      10.3             (918)       2,044
  Non-core SNCs                                            (32,127)   (44.9)     (1,409)    (56.5)            (449)        (960)
                                                        -----------            ---------
    Total loans                                           (131,482)    (4.9)    (25,328)    (18.6)

  Loans held for sale                                        5,688    110.8         205      81.0              (40)         245
  Short-term investments                                    (2,444)   (47.0)        (61)    (75.3)             (32)         (29)
  Taxable investment securities                            199,302     10.8      (8,995)    (11.6)         (16,820)       7,825
  Tax-advantaged investment securitie                       (2,204)   (10.4)        (40)     (3.8)              73         (113)
                                                        -----------            ---------
    Total investment securities                            197,098     10.6      (9,035)    (11.5)
                                                        -----------            ---------
      Total interest-earning assets                         68,860      1.5     (34,219)    (15.9)         (37,427)       3,208
                                                        -----------            ---------
Less allowance for loan losses                                 998     (2.9)
Cash and due from banks                                     17,857     19.2
Other assets                                                11,406      4.7
                                                        -----------
   Total assets                                          $ 99,121      2.0
                                                        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Interest-bearing liabilities:
  Demand/money market deposits                           $  97,344     12.5      (1,762)    (25.3)          (2,553)         791
  Savings deposits                                          52,126      8.1      (2,690)    (49.6)          (3,097)         407
  Direct time deposits                                    (114,659)   (13.7)     (9,155)    (38.8)          (6,225)      (2,930)
  Brokered time deposits                                  (278,183)   (44.6)    (14,406)    (47.6)          (1,552)     (12,854)
  Short-term borrowings                                     79,460     21.5      (1,232)    (26.7)          (2,085)         853
  Long-term debt                                           146,188     17.0      (8,065)    (22.2)         (13,556)       5,491
                                                        -----------            ---------
    Total interest-bearing
       liabilities                                         (17,724)    (0.4)    (37,310)    (34.8)         (36,850)        (460)
                                                        -----------            ---------
Noninterest-bearing demand deposits                        114,203     27.6
Other liabilities                                           (8,908)   (30.0)
Common stockholders' equity                                 11,550      3.9
                                                        -----------
   Total liabilities and
     stockholders' equity                                $  99,121      2.0
                                                        ===========
Net interest-earning assets                              $  86,584     19.8
                                                        ===========
Net interest income
  (tax-equivalent)                                                                3,091       2.9         $   (577)    $  3,668
Less tax-equivalent adjustment                                                       86     (14.3)
                                                                               ---------
Net interest income                                                            $  3,177       3.0
                                                                               =========

The provision for loan losses for the first nine months of 2003 was $8.0 million, a decrease of $439 thousand from the first nine months of 2002. Increases in loan balances in 2003 relative to 2002 resulted in an increased provision, which was more than offset by a reduction of $2.3 million in net charge-offs. The reduced net charge-offs of $6.1 million in 2003 were attributable to improvement in the acquired residential loan portfolio. Net charge-offs as a percentage of average loans were 0.32% in 2003 compared to 0.42% in 2002.

Total non-interest income of $63.6 million for the nine months ended September 30, 2003 was flat to the nine months ended September 30, 2002. However, excluding net gains (losses), non-interest income increased 8% to $68.5 million for the nine months in 2003. This increase was primarily the result of deposit service charges that rose $4.1 million, or 8%, due to increases in the Bank's retail and commercial deposit customer base. Other non-interest income was $1.1 million higher in 2003 due to increases in loan fees, operating lease income and mortgage banking fees.

Net losses were $4.9 million for the nine months ended September 30, 2003, compared to net gains of $200 thousand for the nine months ended September 30, 2002. Losses of $15.3 million from the extinguishment of $140 million of FHLB borrowings were partially offset by net gains on the sales of investment securities of $8.6 million and $1.8 million of net gains on the disposition of loans, fixed assets and foreclosed property, which occur in the ordinary course of business. The prior year's net gains were composed of $2.1 million in net security gains and $400 thousand in gains from asset sales partially offset by $2.3 million in losses from the extinguishment of $90 million of debt.

Non-interest expense of $118.7 million for the nine months ended September 30, 2003 increased $7.0 million, or 6%, compared to the same period one year ago, reflecting the Bank's efforts to contain costs while pursuing its branch expansion efforts. The majority of the increase was in salaries and employee benefits, which increased by $3.5 million, or 6%, due primarily to increased staffing from branch expansion efforts. The remaining $3.5 million of increase was spread among all categories, and reflects primarily the incremental impacts of the branch expansion efforts.

The Corporation recorded income tax expense of $10.1 million in the first nine months of 2003 based on pre-tax income of $47.4 million. Because of the realization of the one-time net benefit of $5.8 million associated with the realization of accumulated state income tax benefits of $8.9 million in the second quarter of 2003, the effective tax rate of 21.3% is not comparable to the effective tax rate of 31.2% for the same period of 2002. Exclusive of the tax benefit realized in the current year, the effective tax rate would have been 32.6%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2002, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 7, 2003. The market risk of the Corporation has not experienced any material changes as of September 30, 2003 from December 31, 2002. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2003.

Item 4. Required Disclosure

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

  Item 4.  Submission of Matters to a Vote of Security Holders - None

  Item 5.  Other Information - None

  Item 6.  Exhibits and Reports on Form 8-K

             (a) The exhibits filed as part of this report are listed below:

                (3.1) Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.2) Articles of Amendment to Articles of Incorporation of Provident Bankshares Corporation (1)
                (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation (2)
                (3.4) Form of Stock Certificate of Provident Bankshares Corporation (3)
                (4.1) Stockholder Protection Rights Agreement, as amended (4) (4.2) Indenture of Provident Trust I, relating to the Junior
                       Subordinated Debentures (5)
                (4.3)  Amended and Restated Trust Agreement of Provident Trust
                       I (5)
                (4.4) Form of Exchange Capital Securities Certificate for Provident Trust I (5)
                (4.5) Form of Exchange Guarantee Agreement of Provident Trust I, relating to the Exchange of Capital Securities (5)
                (4.6) Form of Indenture of Provident Bankshares Corporation of Provident Trust II, relating to the Junior Subordinated Debentures (6)
                (4.7)  Form of Amended and Restated Trust Agreement of
                       Provident Trust II (6)
                (4.8) Form of Guarantee Agreement of Provident Trust II (6) (11.0) Statement Re: Computation of Per Share Earnings (7) (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive
                       Officer
                (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial
                       Officer
                (32.0) Section 1350 Certifications

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

               On September 4, 2003, the Company furnished a Form 8-K related to a slide presentation. The presentation materials summarize certain information regarding the Corporation's operating strategies, financial results and results of operations posted to the Corporation's website on September 4, 2003.

                On October 17, 2003, the Company furnished a Form 8-K related to a press release announcing its financial results for the quarter ended September 30, 2003, and to file supplemental financial information, including a comparative analysis of average balances, interest income and expenses, and interest yields and rates (three months ended September 30, 2003 versus three months ended September 30, 2002), the Company's unaudited Consolidated Statement of Income for the three and nine months ended September 30, 2003 and the Company's unaudited Consolidated Statement of Condition at September 30, 2003.

               On November 4, 2003, the Company furnished a Form 8-K containing the Agreement and Plan of Reorganization dated November 3, 2003, by and between Provident Bankshares Corporation ("Provident Bankshares") and Southern Financial Bancorp, Inc. ("Southern Financial") pursuant to which Southern Financial will merge with Provident Bankshares.

       (1)Incorporated by reference from Provident's Registration Statement on Form S-8 (File No. 333-58881) filed with the Commission on July 10, 1998.

(2) Incorporated by reference from Provident's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2000, filed with the Commission on May 10, 2000.

(3) Incorporated by reference from Provident's Registration Statement on Form S-1 (File No. 3315873) filed with the Commission on July 17, 1987.

(4) Incorporated by reference from Provident's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended June 30, 1998, filed with the Commission on August 14, 1998.

(5)   Incorporated by reference from Provident's Registration Statement on
      Form S-4 (File No. 333-58959) filed with the Commission on July 13, 1998.

(6) Incorporated by reference from Provident's Registration Statement on Form S-3 (File No. 333-30678) filed with the Commission on February 18, 2000.

(7) Included in Note 11 to the Unaudited Consolidated Financial Statements on Page 14 hereof.

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


                        PROVIDENT BANKSHARES CORPORATION
                        --------------------------------
                                       Registrant



November 12, 2003                      /s/ Gary N. Geisel
                                       ------------------
                                       Gary N. Geisel
                                       Chairman and Chief Executive Officer



November 12, 2003                      /s/ Dennis A. Starliper
                                       -----------------------
                                       Dennis A. Starliper
                                       Chief Financial Officer



                                          EXHIBIT INDEX


        Exhibit               Description                                            Sequential Page Number
        -------               -----------                                            ----------------------

        (31.1)      Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer            34
        (31.2)      Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer            35
        (32.0)      Section 1350 Certifications                                                  36
