Form 10-K
period 2003-12-31
PROVIDENT BANKSHARES CORP
filed 2004-03-12
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2003

or

☐	Transition Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Transition Period From              to              .

Commission File Number 0-16421

PROVIDENT BANKSHARES CORPORATION

(Exact Name of Registrant as Specified in its Charter)

Maryland	52-1518642
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

114 East Lexington Street, Baltimore, Maryland 21202

(Address of Principal Executive Offices)

(410) 277-7000

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class

None

Name of each exchange on which registered

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $1.00 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K(§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last sold price or average bid and asked price as of last business day of most recently completed second fiscal quarter was $609,330,930. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At February 14, 2004, the Registrant had 24,652,503 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2003 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using accounting principles generally accepted in the United States of America (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. The following factors, among others, could cause the actual results of the Southern Financial acquisition to differ materially from the expectations stated in this release, the associated conference call and web cast and prior statements: the ability of the companies to obtain the required shareholder or regulatory approvals of the acquisition; the ability of the companies to consummate the acquisition; the ability of Southern Financial to timely complete its acquisition of Essex Bancorp, Inc.; the ability to successfully integrate the companies following the acquisition; a materially adverse change in the financial condition of either company; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis. Other factors that could cause the actual results of the acquisition to differ materially from current expectations include: a change in economic conditions; changes in interest rates, deposit flows, loan demand, real estate values, and competition; changes in accounting principles, policies, or guidelines; changes in legislation and regulation; and other economic, competitive, governmental, regulatory, geopolitical, and technological factors affecting the companies’ operations, pricing, and services. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In the event that any non-GAAP financial information is described in any written communication, including this press release, or in our teleconference, please refer to the supplemental financial tables included with this release and on our website for the GAAP reconciliation of this information.

PART I

Item 1. Business

General

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2003, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland.

With $5.2 billion in assets, Provident serves individuals and businesses in Maryland and Virginia through a network of 118 banking offices in Maryland, Virginia, and southern York County, Pennsylvania. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company (“PIC”) and leases through Court Square Leasing and Provident Lease Corporation.

The Corporation’s internet website is www.provbank.com. The Corporation makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the Corporation electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”).

Market Area

With banking offices throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. As of June 2003 (the most recent available statewide deposit share data), Provident ranked eighth among commercial banks operating in Maryland with a 4.16% share of statewide deposits. Provident’s share of deposits in Virginia held steady at 0.07% in 2003.

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and office space absorption. In addition, Maryland has the highest median income in the country. Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. Importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment. It is gaining from such major employers as John Hopkins University and Health Systems, Northrop Grumman, Verizon, Baltimore Gas and Electric and the University of Maryland Medical Systems.

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia, particularly northern Virginia, which is the fastest growing area in Virginia and is home to nearly two million people. The area is also the second largest technology sector in the United States. Residential construction continues to highlight northern Virginia’s economic strengths. At nearly $80,000, the northern Virginia region also has one of the highest median incomes in the country.

Important to both Maryland and Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York and Pittsburgh, as well as the ports in Baltimore and Norfolk. In addition, the Baltimore-Washington corridor gains from the presence and employment stability of the federal government and related service industries. The market has benefited from increased federal spending, particularly in the defense and security sectors. In addition, the region stands to expand economically through anticipated growth in health care and educational spending in the near term.

Business Strategy

Provident is well positioned in its region to provide the products and services of its largest competitors, while delivering the level of service provided by the best community banks. Over the past three years the Corporation’s focus has been on the consistent execution of a group of fundamental business strategies: to broaden presence and customer base in the Virginia and metropolitan Washington markets; to grow commercial business in all of its markets; to focus resources in core business lines; and to improve financial fundamentals.

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 59 traditional banking office locations and 59 in-store banking offices at December 31, 2003. In 1993, Provident was the first Maryland bank to offer in-store banking which enables customers to bank where they shop, seven days a week. Ten years later, the network of 59 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with four premier store partners: SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart and BJs Wholesale Club to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores.

Of the 118 banking offices at December 31, 2003, 57% are located in the Baltimore metropolitan region and 43% are located in the Virginia/Washington D.C. metropolitan region, reflecting the successful migration of the Bank from a Baltimore-based thrift to a highly competitive regional commercial bank. Provident opened twelve new banking offices in 2003, of which five were in the Baltimore region and seven were in the Virginia/Washington metropolitan region. During the year, three banking offices were consolidated into other existing locations. Additional banking office opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has nine new banking offices planned for 2004.

Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 183 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In 2003, the ATM network expanded into new markets on Maryland’s Eastern Shore, New Jersey and Pennsylvania.

Provident focuses on providing its products and services to three segments of customers – individuals, small businesses and middle market businesses. The Corporation offers consumer and commercial banking products and services through the Retail Banking group and the Commercial Banking group.

Retail banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to retail and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

Commercial Banking provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of loan officers with expertise in real estate and business lending to companies in various industries in the region. The Bank has a highly regarded suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services.

In late 2003, the Corporation announced a strategic acquisition of Southern Financial Bancorp, Inc. of Warrenton, Virginia (“Southern Financial”). The addition of Southern Financial’s franchise supports the Bank’s strategy to expand in the Virginia and metropolitan Washington markets. The acquisition also complements the Bank’s strategy to enhance its consumer and commercial business lines, as Southern Financial’s commercial banking strength will be combined with Provident’s proven ability to attract consumer loans and low cost deposits. Post-acquisition, the Corporation will have 159 banking offices covering southern Pennsylvania, the District of Columbia, Maryland and Virginia. Provident will be one of four commercial banks and thrift institutions headquartered in Maryland, D.C. or Virginia with more than $5 billion in assets. The transaction is expected to close in the second quarter of 2004.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

Loan Portfolio Summary:

(dollars in thousands)	2003	%	2002	%	2001	%	2000	%	1999	%
Home equity	$505,465	18.2%	$373,317	14.6%	$349,872	12.6%	$309,599	9.3%	$295,212	9.3%
Marine	464,474	16.7	418,966	16.4	331,598	11.9	221,630	6.6	197,268	6.2
Acquired residential mortgage	611,157	21.9	545,323	21.2	730,563	26.3	1,220,724	36.6	1,399,776	43.9
Other direct consumer	37,911	1.4	51,393	2.0	58,066	2.1	53,325	1.6	43,592	1.4
Other indirect consumer	11,810	0.4	37,475	1.5	91,618	3.3	185,158	5.5	265,760	8.4
Residential real estate mortgage	78,164	2.8	168,869	6.6	308,906	11.1	476,030	14.2	245,401	7.7

Total consumer	1,708,981	61.4	1,595,343	62.3	1,870,623	67.3	2,466,466	73.8	2,447,009	76.9

Commercial business	386,603	13.9	376,065	14.7	379,616	13.7	356,041	10.7	363,059	11.4
Residential real estate construction	161,932	5.8	119,732	4.7	100,564	3.6	109,046	3.3	89,513	2.8
Commercial real estate construction	208,594	7.5	238,344	9.3	208,004	7.5	156,872	4.7	62,362	2.0
Commercial real estate mortgage	318,436	11.4	231,079	9.0	218,086	7.9	249,769	7.5	218,841	6.9

Total commercial	1,075,565	38.6	965,220	37.7	906,270	32.7	871,728	26.2	733,775	23.1

Total loans	$2,784,546	100.0%	$2,560,563	100.0%	$2,776,893	100.0%	$3,338,194	100.0%	$3,180,784	100.0%

Contractual	Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2003. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan	Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year Through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$94,547	$347,115	$1,267,319	$1,708,981	61.4%
Commercial business	100,481	159,870	126,252	386,603	13.9
Residential real estate construction	88,212	71,852	1,868	161,932	5.8
Commercial real estate construction	127,465	59,922	21,207	208,594	7.5
Commercial real estate mortgage	73,938	151,165	93,333	318,436	11.4

Total loans	$484,643	$789,924	$1,509,979	$2,784,546	100.0%

Rate sensitivity:
Predetermined rate	$164,265	$458,940	$1,098,724	$1,721,929	61.8%
Variable or adjustable rate	320,378	330,984	411,255	1,062,617	38.2

Total loans	$484,643	$789,924	$1,509,979	$2,784,546	100.0%

Consumer Lending

A wide range of loans including installment loans secured by real estate, boats, or automobiles, home equity lines, and unsecured personal lines of credit are available to consumers. Of these loans, 70% are secured by residential real estate, 28% by boats or automobiles, and 2% are unsecured. At December 31, 2003, consumer loans represented 61% of the total loan portfolio.

The banking office network and ProvidentDirect are the origination sources for new home equity loans and lines and other direct consumer loans, representing 32% of consumer loans. For the origination of marine loans, representing 27% of consumer loans, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each loan, including both credit and loan to value considerations.

The Bank also purchases portfolios of loans secured by residential real estate (consisting of first mortgages, home equity loans and lines) from other financial services companies. All acquired portfolios go through a due diligence process prior to a purchase commitment. Over the past several years, for new acquisitions the Bank has increased its credit quality requirements and shifted its lien position focus from predominantly second lien position to entirely first lien position. All of the purchases in 2002 and 2003 were in first lien position and at December 31, 2003, 73% of the $611 million acquired portfolio was in first lien position. Management intends to continue to purchase loans secured by residential real estate to maintain an average acquired portfolio size between $500 million and $600 million.

Prior to 2002, residential mortgage lending included the origination, sale and servicing of fixed and variable rate mortgage loans through the loan production offices of Provident Mortgage Corp., a subsidiary of the Bank. In early 2001, the mortgage lending operations of Provident Mortgage Corp. were phased out. At December 31, 2003, the remaining portfolio of residential real estate mortgage loans declined to $78 million, or 5% of consumer loans, from $169 million, or 11% of consumer loans at December 31, 2002. The decline was accelerated due to prepayments associated with the sustained low interest rate environment in 2003. Beginning in 2002, the Bank has provided mortgages to its retail customers through a third party loan originator, and does not retain any of the mortgages originated from that process.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. The Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans represent 14% of the Bank’s total loans, and consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of correspondents to source small equipment leases, and Provident Lease Corporation, which originates general equipment leases, represented 22% of the commercial business portfolio at December 31, 2003, an increase of $14.6 million from 2002.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, and tract developments. These portfolios totaled $689 million at December 31, 2003, or 25% of total loans, compared to $589 million at December 31, 2002, or 23% of total loans at that date.

Other Lending

At December 31, 2003, the Bank participated in $54.4 million of loans syndicated by other financial institutions, of which $20.9 million was included in commercial business loans and $33.5 million was included in commercial real estate loans. The Bank considers $22.3 million of these loans to be non-core, as these credits were outside of its normal lending area. In an effort to reduce the Bank’s exposure to such credits, Provident did not participate in any new syndicated loans outside its lending area in 2002 and 2003 and participated in six in-market syndicated loans, totaling $25.3 million, during 2003. These strategies helped the Bank achieve a 17% reduction in syndicated loan balances during the year.

The Bank has minimal exposure to highly leveraged transactions (“HLTs”), which are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower’s liabilities. HLTs totaled $10.9 million as of December 31, 2003, and all are performing in accordance with their contractual terms.

Risk Management

Much of the fundamental business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions.

In evaluating the credit risk presented by a customer and the pricing that will adequately compensate the Corporation for assuming that risk, management may require amounts of collateral support. The type of collateral varies, but may include accounts receivable, inventory, land, buildings, equipment, income-generating commercial properties and residential real estate. The Corporation has the same collateral policy for loans whether they are funded immediately or on a delayed basis via a commitment.

A commitment is a legally binding agreement to lend funds at a stated interest rate for a specific purpose. Commitments have fixed expiration dates and generally require a fee. Certain commitments are subject to loan agreements containing covenants regarding the financial performance of the customer that must be met before the Corporation is required to fund the commitment. The extension of a commitment also gives rise to credit risk. The Corporation uses the same credit policies in making commitments to extend credit as it does in making loans. In addition, the Corporation manages the potential credit risk in commitments to extend credit by limiting the total amount of arrangements, both by individual customer and in the aggregate by monitoring the size and maturity structure of these portfolios. The actual liquidity requirements or credit risk that the Corporation will experience may be lower than the contractual amount of commitments to extend credit because a significant portion of certain commitments are expected to expire without being drawn upon. The credit risk associated with commitments is considered in management’s evaluation of the allowance for loan losses.

Other lending risks include liquidity risk and specific risk. The liquidity risk of the Corporation arises from its obligation to make payment in the event of a customer’s contractual default. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower’s ability to service debt as well as the value of pledged collateral. Policies and procedures have been developed which specify the appropriate credit approval and monitoring for the various types of credit offered by the Bank. The Bank employs prudent lending practices and adheres to regulatory requirements including loan to value ratios and legal lending limits. Procedures and risk review are modified periodically in order to reflect changing conditions and new products. The Bank’s lending and loan administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. In order to assess and monitor the degree of risk in the loan portfolio, credit risk identification and review processes are utilized. Loan officers assign a grade to each commercial loan based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan. An independent loan review function tests these risk assessments and evaluates their impact on the allowance for loan losses.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. Accounting principles generally accepted in the United States of America (“GAAP”) require creditors to evaluate the collectibility of contractually due principal and interest on commercial credits to assess the need for providing for inherent losses. The Corporation’s credit procedures require monitoring of commercial credits to determine the collectibility of such credits. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2003, there were five commercial loans totaling $3.2 million that were considered to be impaired.

Delinquencies occur in the normal course of business. The Corporation focuses its efforts on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged-off in full at 120 days delinquent. Unsecured open-end consumer loans are charged-off in full at 180 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by real estate are generally recognized when losses are reasonably estimable and probable. Any portion of an outstanding loan balance secured by real estate in excess of the collateral’s fair value less costs to sell (“net fair value”) is charged-off when it is no more than 180 days delinquent.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2003.

Average Deposits:

	2003		2002		2001		2003/2002
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate	$ Variance	% Variance
Noninterest-bearing	$533,724	—%	$425,586	—%	$337,949	—%	$108,138	25.4%
Money market/demand	882,316	0.75	790,250	1.14	684,383	2.26	92,066	11.7
Savings	700,188	0.47	650,294	1.05	606,904	1.58	49,894	7.7
Direct time deposits	709,184	2.55	826,487	3.64	918,452	5.43	(117,303)	(14.2)
Brokered time deposits	317,632	6.17	576,386	6.43	1,042,825	6.49	(258,754)	(44.9)

Total average balance/rate	$3,143,044	1.51%	$3,269,003	2.54%	$3,590,513	3.97%	$(125,959)	(3.9)%

Total year-end balance	$3,079,549		$3,187,966		$3,356,047		$(108,417)	(3.4)%

Deposits obtained from individuals and businesses represented 90% of the Bank’s deposit funding in 2003, compared to 71% in 2001. This virtually completes a portion of management’s strategic goals to shift the mix of deposits away from non-core high-cost brokered deposits to core low-cost customer deposits. The customer deposits are generated through the Bank’s increasingly expansive banking office locations and commercial cash management cross sales and calling efforts. In 2003, deposits were evenly balanced between transaction accounts, savings accounts and time deposits. As a result of the banking office expansion efforts, approximately 26% of average customer deposit balances in 2003 were from the Virginia and Washington metropolitan areas. Further, the mix between consumer and commercial deposits continued to improve, with average commercial deposit growth of 28% in 2003 resulting in commercial deposit balances representing 16% of average customer deposits.

Transaction accounts remain a key part of the Bank’s retail deposit-gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. “Totally Free Checking”, a product that Provident introduced to the Baltimore area in 1993, remains the Bank’s most popular checking account product. Management believes this product, combined with the Bank’s other attractive checking accounts and the service options available through both traditional and in-store banking offices, has given Provident a competitive advantage in the customer deposit gathering process.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and capital utilization.

Investments

At December 31, 2003, the investment securities portfolio was $2.1 billion, or 40%, of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. Although securities may be purchased with the intention of holding to maturity, all securities are currently classified as available for sale to maximize management flexibility. There are currently no securities classified as trading securities.

The following table sets forth information concerning the Bank’s investment securities portfolio at December 31 for the periods indicated.

Available for Sale Securities Summary:

(dollars in thousands)	2003	%	2002	%	2001	%	2000	%	1999	%
U.S. Treasury and government agencies and corporations	$110,632	5.3%	$54,273	2.7%	$96,697	5.4%	$87,405	4.7%	$56,447	3.4%
Mortgage-backed securities	1,737,040	83.2	1,794,783	90.0	1,519,472	84.2	1,644,202	87.6	1,469,605	87.9
Municipal securities	18,226	0.9	21,127	1.1	23,161	1.3	26,080	1.4	26,205	1.6
Other debt securities	220,612	10.6	123,046	6.2	164,904	9.1	118,822	6.3	119,250	7.1

Total securities available for sale	$2,086,510	100.0%	$1,993,229	100.0%	$1,804,234	100.0%	$1,876,509	100.0%	$1,671,507	100.0%

Total portfolio yield	4.4%		4.7%		6.5%		7.1%		7.0%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2003.

Maturities of Available for Sale Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
U.S. Treasury and government agencies and corporations	$1,006	1.3%	$—	—%	$35,857	3.7%	$78,974	3.9%	$(5,205)	$110,632	3.8%
Mortgage-backed securities	355,747	4.4	909,453	4.3	346,423	4.3	134,750	4.4	(9,333)	1,737,040	4.3
Municipal securities	2,826	4.6	11,459	4.7	3,041	4.5	—	—	900	18,226	4.6
Other debt securities	5,005	5.1	500	4.3	—	—	206,135	5.1	8,972	220,612	5.1

Total	$364,584	4.4%	$921,412	4.3%	$385,321	4.3%	$419,859	4.6%	$(4,666)	$2,086,510	4.4%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

To achieve its stated objective, the Corporation invests predominantly in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”) and other debt securities, which include corporate bonds and asset-backed securities. At December 31, 2003, 83% of the investment portfolio was invested in MBS. The MBS portfolio is well diversified with respect to issuer, both agency and non-agency; structure, including passthroughs and collateralized mortgage obligations (“CMOs”); and re-pricing specifications, which employ fixed rate bonds as well as monthly, annual, and 5 to 7 year reset Adjustable Rate Mortgages (“ARMs”). Issuer, coupon, vintage, maturity, and average loan size further diversify the agency MBS portfolio. The corporate bond portfolio, representing 7% of the portfolio at December 31, 2003, is chiefly invested in securities rated investment grade by Moody’s and S&P rating agencies.

The primary risk in the investment portfolio is duration risk. Duration is a measure of the market value volatility of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 4%. In the current economic environment, the duration is targeted for the middle of that range. In 2003, $100 million of quarterly floating asset-backed securities were added to the portfolio to increase asset sensitivity to short-term rate changes. Another risk in the investment portfolio is credit risk. At December 31, 2003, over 93% of the entire investment portfolio was rated AAA, 6% was investment grade below AAA, and 1% was rated below investment grade or was not rated.

Investment strategies and activities are overseen by the Bank’s Asset / Liability Committee (“the ALCO”), which also reviews all trades. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Borrowings

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates below the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally the most expensive source of wholesale funds the Bank employs. As a result of this added cost and the Bank’s strong liquidity position, no brokered CDs were issued in 2003.

In 1998, 2000 and 2003, the Corporation formed wholly owned statutory business trusts, Provident Trust I (“Trust I”), Provident Trust II (“Trust II”) and Provident Trust III (“Trust III”), respectively. Trust I issued $40.0 million 8.29% and Trust II issued $30.0 million 10.0% trust preferred securities that were sold to outside third parties. Trust III issued $71.0 million floating rate capital securities that were sold to third parties at LIBOR plus 2.85%, or 4.02%, at December 31, 2003. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. The trust preferred securities pay cash distributions which are payable semiannually for Trust I, quarterly for Trust II and Trust III, based on their applicable rate and liquidation preference of $1,000 per security. Trust I securities mature in 2028 but are redeemable in whole or in part on or after April 15, 2008. Trust II securities mature in 2030 but are redeemable in whole or in part on or after February 28, 2005. Trust III securities mature in 2033 but are redeemable in whole or in part on or after December 17, 2008. Any of the trust preferred securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

Employees

At December 31, 2003, the Corporation and its subsidiaries had 1,629 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees and management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are four commercial banks based in Maryland with deposits in excess of $1 billion. There are sixteen additional commercial banks with deposits in excess of $1 billion operating in Maryland which have headquarters in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

Current federal law allows the acquisition of banks by bank holding companies nationwide. Further, federal and Maryland law permit interstate banking. Legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank’s principal markets may increase, and a further consolidation of financial institutions in Maryland may occur.

Regulation

The Corporation is registered as a bank holding company, under the Bank Holding Company Act of 1956 (“HOLA”). As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. HOLA imposes certain restrictions upon the Corporation regarding the acquisition of substantially all of the assets of, or direct or indirect ownership or control of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

The Bank is subject to supervision, regulation and examination by the Commissioner of the Division of Financial Regulation of the State of Maryland and the Federal Deposit Insurance Corporation (“FDIC”). Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of banking offices, mergers and consolidations, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

The Gramm-Leach-Bliley Act of 1999 authorizes a bank holding company that meets specified conditions to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities may include insurance underwriting and investment banking. The Gramm-Leach-Bliley Act also authorizes banks to engage through “financial” subsidiaries in certain of the activities permitted for financial holding companies. To date, the Corporation has not elected financial holding company status.

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

Regulatory Capital

Banks are required to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. The standards used by federal bank regulators to evaluate capital adequacy are the leverage ratio and risk-based capital guidelines. The Corporation’s core (or Tier 1) capital is equal to total stockholders’ equity less net accumulated Other Comprehensive Income (Loss) (“OCI”) plus capital securities less intangible assets. Total regulatory capital consists of core capital plus the allowance for loan losses, subject to certain limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as Tier 1 capital, subject to certain limitations.

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2003, the Corporation exceeded all regulatory capital requirements.

Item 2. Properties

The Corporation has 128 offices from which it conducts, or intends to conduct, business which are located in the Baltimore/Washington metropolitan area and southern Pennsylvania. The Bank owns 13 and leases 115 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option. In 1990, the Bank sold its corporate headquarters located at 114 East Lexington Street, Baltimore, Maryland, and simultaneously leased back these facilities for an initial twelve-year lease term. This lease was renegotiated in 2000 and expires in 2012. In 2002, the Bank renewed a long-term lease on a building that houses its operations function. The lease expires in 2013.

Item 3. Legal Proceedings

The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes such routine legal proceedings, in the aggregate, will not have a material adverse affect on the Corporation’s financial condition or results of operation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. The trading range of Provident’s common stock for the years 2003 and 2002 is shown in a table titled “Unaudited Consolidated Quarterly Summary Results of Operations, Market Prices and Dividends for 2003 and 2002” included in Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 29. At February 14, 2004, there were approximately 3,000 holders of record of the Corporation’s common stock.

For the year 2003, the Corporation declared and paid dividends of $0.93 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation.

On December 17, 2003, the Corporation’s wholly owned subsidiary, Provident Statutory Trust III (“Trust III”), issued $71.0 million in trust preferred securities pursuant to exemptions from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Act”), SEC Rule 506 under the Act, SEC Rule 144A under the Act and/or SEC Regulation S under the Act. The placement agents were Keefe, Bruyette & Woods, Inc., FTN Financial Capital Markets, Bear, Stearns & Co. Inc. and Sandler O’Neill & Partners, L.P. The aggregate offering price of the capital securities was $71.0 million. Aggregate commissions paid to the placement agents were approximately $710 thousand. In exchange for the proceeds from the offering of the capital securities and the proceeds from the sale of Trust III’s common securities, the Corporation issued $73.2 million aggregate principal amount of junior subordinated debentures in an offering exempt from registration under Section 4(2) of the Act. The proceeds of the offerings will be used to finance the cash portion of the consideration to be paid to stockholders of Southern Financial in connection with the Southern Financial acquisition.

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation and the Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 is derived from the audited consolidated financial statements for the Corporation and the Bank.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001	2000	1999
Interest income (tax-equivalent) (1)	$240,793	$277,837	$349,035	$413,681	$353,341
Interest expense	91,239	135,522	208,933	258,677	207,421

Net interest income (tax-equivalent) (1)	149,554	142,315	140,102	155,004	145,920
Provision for loan losses	9,936	9,825	17,940	29,877	11,570

Net interest income after provision for loan losses	139,618	132,490	122,162	125,127	134,350
Non-interest income, excluding net gains (losses)	92,752	86,394	74,955	64,470	55,445
Net gains (losses)	(4,379)	2,786	11,727	10,746	5,459
Non-interest expense	158,447	150,861	145,478	141,421	128,941

Income before income taxes (tax-equivalent) (1)	69,544	70,809	63,366	58,922	66,313
Income tax expense (tax-equivalent) (1)	18,089	22,504	20,741	19,217	22,163

Income before accounting change	51,455	48,305	42,625	39,705	44,150
Cumulative effect of accounting change	—	—	(1,160)	—	—

Net income	$51,455	$48,305	$41,465	$39,705	$44,150

Tax-equivalent adjustment (1)	$674	$791	$941	$983	$964
Per share amounts:
Basic - net income before accounting change	$2.10	$1.94	$1.65	$1.44	$1.58
Basic - net income	2.10	1.94	1.61	1.44	1.58
Diluted - net income before accounting change	2.05	1.88	1.60	1.41	1.53
Diluted - net income	2.05	1.88	1.56	1.41	1.53
Cash dividends paid	0.93	0.85	0.75	0.64	0.54
Book value per share	13.22	12.96	11.40	12.01	10.76

Total assets	$5,207,848	$4,890,722	$4,899,717	$5,499,443	$5,094,477
Total loans	2,784,546	2,560,563	2,776,893	3,338,194	3,180,784
Total deposits	3,079,549	3,187,966	3,356,047	3,954,770	3,808,528
Total stockholders’ equity	324,765	315,635	286,282	310,306	274,599
Total common equity (2)	331,354	300,715	292,740	321,001	318,922
Total long-term debt	1,153,301	814,546	860,106	792,942	666,280

Return on average assets (3)	1.03%	1.00%	0.81%	0.73%	0.90%
Return on average equity (3)	16.36	16.14	14.11	14.40	15.46
Return on average common equity	16.47	16.22	14.05	12.48	14.61
Efficiency ratio	65.39	65.96	67.64	64.44	64.03
Stockholders’ equity to assets	6.24	6.45	5.84	5.64	5.39
Average stockholders’ equity to average assets	6.26	6.15	5.73	5.07	5.83
Tier 1 leverage ratio	8.49	7.47	7.13	6.77	7.10
Tier 1 capital to risk-weighted assets	13.28	11.62	10.09	9.37	9.19
Total regulatory capital to risk-weighted assets	15.32	12.70	11.09	10.31	10.12
Dividend payout ratio	45.44	45.10	48.35	45.41	34.26

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal income tax rate in effect of 35% in 2003 through 1999.
(2)	Common equity excludes net accumulated OCI.
(3)	Exclusive of the cumulative change in accounting principle, return on average assets and return on average equity for 2001 would have been 0.83% and 14.50%, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2003. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

The allowance is based on management’s continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.

For portfolios such as consumer loans, commercial business loans and loans secured by real estate, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. Each quarter, historical rolling loss rates for homogenous pools of loans in these portfolios provide the basis for the allocated reserve. For any portfolio where the Bank lacks sufficient historic experience, industry loss rates are used. If recent history is not deemed to reflect the inherent losses existing within a portfolio, older historic loss rates during a period of similar economic or market conditions are used.

The Bank’s credit administration group adjusts the indicated loss rates based on qualitative factors. Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. For commercial and real estate portfolios, additional factors include the level and trend of watched and criticized credits within those portfolios; commercial real estate vacancy, absorption and rental rates; and the number and volume of syndicated credits, construction loans, or other portfolio segments deemed to carry higher levels of risk. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

Other Than Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Asset Prepayment Rates

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers elections to refinance the underlying mortgages based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Bank’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

FINANCIAL CONDITION

At December 31, 2003, total assets were $5.2 billion, up from $4.9 billion at December 31, 2002. The Corporation continued to evolve the composition of the balance sheet by focusing resources on growth in core business lines, resulting in a higher percentage of core loans and deposits, while non-core loan and deposit balances continued to decline. In 2003, average core loans represent 72% of total average loans and average core deposits represent 90% of total average deposits, evidencing the substantial progress made in the transition to a core-based balance sheet.

On November 3, 2003, the Corporation announced the acquisition of Southern Financial Bancorp, Inc. of Warrenton, Virginia. The addition of Southern Financial’s franchise supports the Bank’s strategy to expand in the Virginia and metropolitan Washington markets. The acquisition is also expected to complement the Bank’s strategy to enhance its consumer and commercial business lines, as Southern Financial’s commercial banking strength will be combined with Provident’s proven ability to attract consumer loans and low cost deposits. Transition and integration activities are in process and on schedule, as are the necessary filings and notices with the Securities and Exchange Commission and various regulatory bodies. The transaction is expected to close in the second quarter of 2004.

Asset Composition

The following table summarizes the composition of the Bank’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2003	2002	$ Variance	% Variance
Investments	$2,050,774	$1,869,220	$181,554	9.7%
Other earning assets	12,415	10,678	1,737	16.3
Core loans: (1)
Consumer	906,473	796,843	109,630	13.8
Commercial business	350,633	337,689	12,944	3.8
Commercial real estate	609,941	518,497	91,444	17.6

Total core loans	1,867,047	1,653,029	214,018	12.9

Non-core loans:
Consumer	693,184	938,344	(245,160)	(26.1)
National syndicated loans	36,071	67,466	(31,395)	(46.5)

Total non-core loans	729,255	1,005,810	(276,555)	(27.5)

Total loans	2,596,302	2,658,839	(62,537)	(2.4)

Total average earning assets	$4,659,491	$4,538,737	$120,754	2.7

(1)	Management defines core loans as all currently marketed loans originated by the Bank and participations within the Bank’s defined market area.

Total average earning assets increased by $121 million, or 3%, to $4.7 billion in 2003. While total average loan balances were flat at $2.6 billion, the mix changed favorably as the Corporation was able to shift cash flows from non-core loans into core loans. A $277 million decrease in average non-core loan balances was partially offset by a $214 million increase in average core loan balances. Average investment portfolio balances increased by $182 million utilizing the excess non-core cash flows. Investments and core loans represent 84% of total average earning assets in 2003, a 6% improvement from 2002.

The Corporation’s expanded presence in the Baltimore-Washington metropolitan regions helped achieve a 13% growth in average core loans. The average core loan growth of $214 million was evenly split between consumer and commercial loans. Average core consumer loans, comprised of direct consumer and marine loans, increased $110 million, or 14%, in 2003. Production of direct consumer loans, primarily home equity loans and lines generated by the Bank’s retail banking offices, phone center and Internet unit, totaled $383 million in 2003, and was 77% greater than 2002 production. The strong production in the current year resulted in a $55 million net increase in average home equity loan and line balances to $421 million. Average core consumer loan balances from the Washington market grew 30% in 2003, reflecting the Bank’s continued expansion into that market. Marine loans, which are originated indirectly through brokers but underwritten individually by the Bank, also had strong performance, with average marine loan balances up 16% to $446 million in 2003. Average core commercial business, real estate construction and commercial mortgage loans also continued to show steady growth, evidenced by an increase of $104 million, or 12%, in 2003. The 2003 growth in average core commercial loans was evenly balanced by region, with growth of 13% in the Washington market and 12% in the Baltimore market.

Consistent with the execution of its key strategies, the Corporation’s average non-core loan balances continued to decline significantly, decreasing $277 million, or 27%, in 2003. The largest component of non-core consumer loans is the portfolio of acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines), that declined by $81 million to an average balance of $555 million for the year. In 2003, the Corporation purchased $251 million in loans secured by residential real estate, all of which were in first lien position, including $24 million in loans to borrowers residing in the Bank’s footprint. Provident will service the loans within its footprint in order to cultivate additional relationships with the borrowers. The purchases offset payoffs of $239 million that occurred in the portfolio during the year. Additionally, in November 2003, the Corporation desecuritized $54 million in remaining Fannie Mae security balances and transferred the underlying loans back to the acquired portfolio. Management intends to continue to purchase residential loans to maintain an average acquired portfolio size between $500 million and $600 million.

The other non-core consumer portfolios, consisting of residential mortgage and indirect auto loan product lines that are no longer offered by the Bank, declined $164 million in 2003. Non-core syndicated portfolio average balances declined $31 million, or 47%, in 2003. The remaining $36 million average balances of non-core syndicated loans represent a diversified portfolio of loans which are performing as agreed and amortizing according to their terms and conditions. As a result of management’s focus on lending within its market area, the Corporation only selectively participates in new syndicated loans.

The growth in the investment portfolio average balances of $182 million in 2003 primarily occurred as excess cash flow generated by non-core loan portfolio payments, net of core loan funding requirements, was reinvested into the investment portfolio. Cash flows were predominately invested in a combination of 15-year conventional MBS and 7/1 hybrid ARMs, as well as floating rate asset-backed securities, reducing duration risk.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2003	2002	2001	2000	1999
Non-performing assets:
Consumer (1)	$16,537	$18,530	$18,018	$12,375	$11,097
Residential real estate mortgage	2,560	1,953	7,018	7,619	7,579
Commercial business	3,085	514	3,586	13,601	21,329
Residential real estate construction	135	136	217	—	—

Total non-accrual loans	22,317	21,133	28,839	33,595	40,005

Commercial business	—	—	—	165	—

Total renegotiated loans	—	—	—	165	—

Non-real estate assets	1,221	597	551	—	—
Land	—	—	239	516	1,538
Residential real estate	2,022	3,199	2,335	2,060	1,395

Total other assets and real estate owned	3,243	3,796	3,125	2,576	2,933

Total non-performing assets	$25,560	$24,929	$31,964	$36,336	$42,938

90-day delinquencies:
Consumer	$4,679	$6,131	$7,160	$11,110	$8,937
Commercial business	544	320	416	131	59
Residential real estate mortgage	4,669	8,377	3,242	4,589	5,753
Commercial real estate mortgage	—	—	—	919	—

Total 90-day delinquencies	$9,892	$14,828	$10,818	$16,749	$14,749

Asset quality ratios:
Non-performing loans to loans	0.80%	0.83%	1.04%	1.01%	1.26%
Non-performing assets to loans	0.92	0.97	1.15	1.09	1.35

(1)	Consumer non-accrual loans are comprised entirely of credits secured by residential property and other secured loans, primarily purchased loans. Consumer loans secured by nonresidential property and unsecured consumer loans are not placed in non-accrual status but are charged-off at 120 and 180 days, respectively.

The asset quality within the Corporation’s loan portfolios continued to remain strong in 2003. Non-performing assets were $26 million at December 31, 2003, up slightly from the level at December 31, 2002. Of the total, $19.1 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial non-performing assets increased $3 million in 2003 due to the addition of two loans. At December 31, 2003, non-performing assets as a percentage of loans outstanding were 0.92% compared to 0.97% at December 31, 2002. Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term.

Total 90-day delinquencies decreased $5 million in 2003 due to a decrease in delinquent residential mortgages. Delinquencies have declined consistently in the acquired mortgage portfolio (comprised of 73% first lien loans), reaching their lowest level in several years.

Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2003	2002	2001	2000	1999
Contractual interest income due on loans in non-accrual status during the year	$1,190	$1,548	$2,366	$4,508	$2,229
Interest income actually received and recorded	124	171	515	399	1,354

Interest income lost on non-accrual loans	$1,066	$1,377	$1,851	$4,109	$875

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2003	2002	2001	2000	1999
Balance at beginning of year	$33,425	$34,611	$38,374	$36,445	$42,739
Transfer to other liabilities	(262)	—	—	—	—
Allowance of acquired company	—	—	—	404	—
Allowance related to securitized loans	—	—	(690)	(950)	(1,500)
Provision for loan losses	9,936	9,825	17,940	29,877	11,570
Loans charged-off:
Acquired residential mortgage	7,610	11,648	14,896	14,155	9,195
Residential real estate mortgage	48	202	188	209	412
Other consumer	1,771	1,867	1,964	1,836	2,080

Total consumer	9,429	13,717	17,048	16,200	11,687
Commercial business	986	1,680	5,575	13,000	5,705
Residential real estate construction	—	—	—	—	500

Total charge-offs	10,415	15,397	22,623	29,200	17,892

Recoveries:
Acquired residential mortgage	1,877	3,174	796	526	366
Residential real estate mortgage	75	—	—	—	—
Other consumer	676	529	655	888	870

Total consumer	2,628	3,703	1,451	1,414	1,236
Commercial business	227	528	128	148	106
Commercial real estate construction	—	—	—	—	24
Commercial real estate mortgage	—	155	31	236	162

Total recoveries	2,855	4,386	1,610	1,798	1,528

Net charge-offs	7,560	11,011	21,013	27,402	16,364

Balance at end of year	$35,539	$33,425	$34,611	$38,374	$36,445

Balances:
Loans - year-end	$2,784,546	$2,560,563	$2,776,893	$3,338,194	$3,180,784
Loans - average	2,596,302	2,658,839	3,083,015	3,390,692	3,264,198
Ratios:
Net charge-offs to average loans	0.29%	0.41%	0.68%	0.81%	0.50%
Allowance for loan losses to year-end loans	1.28	1.31	1.25	1.15	1.15
Allowance for loan losses to non-performing loans	159.25	158.16	120.01	113.67	91.10

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(in thousands)	2003	2002	2001	2000	1999
Consumer	$8,881	$10,432	$12,608	$10,896	$16,888
Commercial business	6,139	7,199	9,353	12,958	10,086
Residential real estate construction	3,568	2,673	1,942	1,875	1,415
Commercial real estate construction	4,618	5,169	3,870	2,911	1,095
Commercial real estate mortgage	7,033	4,952	4,025	4,628	3,835
Unallocated	5,300	3,000	2,813	5,106	3,126

Total allowance for loan losses	$35,539	$33,425	$34,611	$38,374	$36,445

As a result of the growth of the loan portfolio and the change in the relative risk within the portfolio, the Corporation increased the level of the allowance by $2.1 million from the December 31, 2002 level to $35.5 million at December 31, 2003. The risk profile in the loan portfolio shifted due to the growth in the commercial portfolios which have greater risk than loans collateralized by residential mortgages. The allowance represents 1.28% of total loans outstanding and 159% of non-performing loans at December 31, 2003. Portfolio-wide net charge-offs represented 0.29% of average loans in 2003, down from 0.41% in 2002. For portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios were at their lowest levels in several years, reflecting both the favorable levels of delinquencies and management’s attention to collection efforts.

Management believes that the allowance at December 31, 2003 represents its best estimate of probable losses inherent in the portfolio and that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

	Year ended December 31,
(dollars in thousands)	2003	2002	$ Variance	% Variance
Core deposits:
Retail	$2,362,759	$2,332,007	$30,752	1.3%
Commercial	462,653	360,610	102,043	28.3

Total core deposits	2,825,412	2,692,617	132,795	4.9
Non-core deposits	317,632	576,386	(258,754)	(44.9)

Total deposits	3,143,044	3,269,003	(125,959)	(3.9)

Borrowings:
Fed funds	253,220	164,678	88,542	53.8
FHLB borrowings	889,401	672,596	216,805	32.2
Repos and other	302,001	344,181	(42,180)	(12.3)
Trust preferred securities	71,039	68,078	2,961	4.3

Total borrowings	1,515,661	1,249,533	266,128	21.3

Total average deposits and borrowings	$4,658,705	$4,518,536	$140,169	3.1

In keeping with its strategy to reduce its reliance on wholesale funds, management made progress in shifting its deposit mix to low cost core consumer and commercial sources rather than expensive non-core sources (composed of brokered CDs). Average non-core deposits decreased $259 million, or 45%, from matured CDs that were not replaced with non-core funding. As a result of the Corporation’s focus on its core business lines, average core deposits generated from the Bank’s consumer and commercial customer base continued to grow steadily, replacing $133 million of the brokered CD runoff. Excluding average time deposit balances, which decreased $117 million in 2003, average non-time deposit balances increased $250 million, or 13%, in 2003. Deposit growth from the commercial sector was particularly strong during the year, with a net increase in average balances of $102 million, or 28%, in 2003, of which $79 million was in non-interest-bearing accounts. Regionally, core deposits increased 11% in the Washington market and 5% in the Baltimore market.

Average borrowings increased $266 million in 2003. Average fed funds increased $89 million, reflecting management’s intentions to match fund more of the Bank’s prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $217 million over 12 months. The Bank extinguished $140 million of term FHLB borrowings in 2003 at above market rates. The debt was replaced with lower rate FHLB borrowings, which is expected to have a favorable impact on interest expense in 2004-2006. The extinguishments generated a $15.3 million realized loss in 2003, which is shown in Net Gains (Losses) in the Consolidated Statements of Income. In December 2003, the Corporation issued $71 million of floating rate trust preferred securities in contemplation of its settlement of the pending Southern Financial acquisition.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. The Bank’s Asset/Liability Management Committee has established general guidelines for maintaining prudent levels of liquidity. The committee continually monitors the amount and sources of available liquidity, and the time and cost required for obtaining it. Management believes the Bank has sufficient liquidity to meet funding needs in the foreseeable future.

The Bank’s primary source of liquidity is the assets it possesses, which can be pledged as collateral for secured borrowings or alternatively sold to raise cash levels. An objective of liquidity management is to optimize the use of this collateral to minimize funding costs. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At December 31, 2003, $1.5 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $595 million. After covering $289 million of unsecured funds that mature in the next three months, the excess liquidity position of $306 million is well in excess of projected liquidity requirements for the next 12 months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available. At December 31, 2003, the Bank possessed over $725 million of fed funds lines, of which only $245 million were in use at year-end. Brokered CDs, which typically are more expensive than secured funds of a similar maturity, remain a viable funding alternative, however management has not used this source since 2001 in accordance with its strategy to reduce non-core funding. Existing brokered CD average balances declined by $259 million in 2003. Brokered deposits maturing in the next 3 months amount to $44.5 million with $142 million maturing in the following nine months. The unsecured debt markets are also a potential alternative to raise funds but have not been employed since 2000 given the Bank’s ability to raise funds at lower interest rates in the secured funds markets.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At December 31, 2003, over $500 million of the Bank’s investment portfolio was not pledged as collateral for borrowings, and is immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.6 billion consumer loan portfolio is saleable in an efficient market.

The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends are utilized to pay dividends to stockholders, repurchase shares and pay interest on trust preferred securities. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

Off-Balance Sheet Arrangements

The Corporation enters into certain transactions which may either contain risks or represent contingencies. These risks or contingencies may take the form of recourse on assets sold to third parties, concentrations of credit risk, commitments to fund loans (see below) or exposure to litigation. Disclosure of these arrangements is found in Note 12 to the Consolidated Financial Statements.

Future Contractual Obligations

The Corporation enters into various contractual arrangements in the normal course of business. Each of these arrangements affect the Bank’s determination of sufficient liquidity. Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2003 were as follows.

(in thousands)	2003
Commercial credit	$434,685
Consumer revolving credit	344,083
Residential mortgage credit	10,218
Performance standby letters of credit	67,759
Commercial letters of credit	125

Total loan commitments	$856,870

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Sources of funds are provided to the Corporation in the form of certificates of deposit that are issued with various contractual maturity dates. The contractual maturities of certificates of deposit at December 31, 2003 are shown in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Certificates of deposit	$595,107	$231,083	$57,897	$2,633	$886,720

In addition to potential financing under credit arrangements and depository obligations, the Corporation issues junior subordinated debt to wholly owned statutory trusts which then issue trust preferred securities as a source of long term funding to the Corporation. There have been three separate issues of trust preferred securities (see Note 9 to the Consolidated Financial Statements for further details), each of which bears a different rate of interest and which is callable at various dates. The Corporation also enters into term repurchase agreements and borrows funds from the FHLB. These borrowings have amounts due at various intervals over 30 years. Presented below are the funding requirements with respect to its borrowing arrangements at December 31, 2003.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
FHLB advances	$159,692	$526,492	$238,755	$23,118	$948,057
Trust preferred securities	—	—	—	144,619	144,619
Term repurchase agreements	32,500	28,125	—	—	60,625

Total contractual payment obligations	$192,192	$554,617	$238,755	$167,737	$1,153,301

The Corporation also enters into lease agreements for the majority of its banking and operations offices. Many of the lease arrangements exceed five years in term with extension provisions. Obligations also take the form of commitments to purchase loans. At December 31, 2003, the Corporation did not have any open commitments to purchase any loans. Presented below are the commitments of the Corporation with respect to the lease obligations.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments	$10,388	$17,358	$11,989	$28,762	$68,497

Market Risk and Interest Rate Sensitivity

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management’s objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools.

The Bank manages several forms of interest rate risk. The simplest involves the mismatch of maturities between fixed rate assets and liabilities. A second risk, basis risk, exists as a result of having much of the Bank’s earning assets priced using either the Prime rate or the U.S. Treasury yield curve, while much of the liability portfolio is priced using the CD yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another. A third risk, options risk, exists in the form of prepayment volatility, that increases when long-term interest rates, such as the 10-year Treasury Note rate or the 30-year mortgage rate, decline substantially. Prepayment volatility complicates funding strategies in which the goal is to maintain a stable spread between asset yields and borrowing rates.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on simulation modeling of shocks to the balance sheet under a variety of interest rate scenarios, including parallel and non-parallel rate shifts, such as the forward yield curves for U.S. Treasuries and interest rate swaps. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. There are several advantages of simulation analysis over traditional gap analysis. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on January 1, 2004 and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the year 2004. Given the interest environment at December 31, 2003, a 200 basis point drop in rate is unlikely and has not been shown.

Interest Rate Scenario	Projected Percentage Change in Net Interest Income
-100 basis points	-2.8%
No change	—
+100 basis points	+1.4%
+200 basis points	+1.2%

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.0% under probable single direction scenarios. The Corporation’s one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates – specifically, the 10-year constant maturity swap rate – rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $630 million notional amount in interest rate swaps were in force to reduce interest rate risk, and $400 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

Capital Resources

Total stockholders’ equity was $325 million at December 31, 2003, an increase of $9.1 million from December 31, 2002. The change in stockholders’ equity for the year was attributable to $51.5 million in earnings and $9.7 million from the issuance of common stock relating primarily to the exercise of stock options. This was partially offset by dividends paid of $22.8 million, or $0.93 per share, and a decrease of $21.5 million in net accumulated OCI. Net accumulated OCI represents non-owner equity, including unrealized gains or losses on available for sale debt securities, unrealized gains or losses attributable to derivatives that will be accumulated with net income from operations, and any minimum pension liability adjustment. In 2003, OCI decreased due primarily to a decline in market value of available for sale securities. Capital was also reduced by $7.8 million from the repurchase of 277,716 shares of the Corporation’s common stock at an average price of $27.91. The Corporation is authorized to repurchase an additional 730,331 shares under its current authorization.

The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted quarterly average assets (“leverage ratio”) and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table:

	December 31, 2003	December 31, 2002	Minimum Regulatory Requirements	To be “Well Capitalized”
Tier 1 leverage ratio	8.49%	7.47%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	13.28	11.62	4.00	6.00
Total regulatory capital to risk-weighted assets	15.32	12.70	8.00	10.00

The trust preferred securities issued by the Corporation in December 2003 had the effect of increasing Tier 1 capital by $40.3 million and total regulatory capital by $71 million at December 31, 2003. Without the transaction, which was executed in contemplation of the acquisition of Southern Financial, the Corporation’s leverage and total regulatory capital to risk-weighted assets ratios would have been 7.70% and 13.14%, respectively, at December 31, 2003.

RESULTS OF OPERATIONS

Overview

The Corporation recorded net income of $51.5 million or $2.05 per diluted share in 2003. The financial results in 2003, represented by increases of 6.5% in net income and 9.0% in diluted earnings per share, demonstrate stability and continued growth in the Corporation’s core businesses, as well as strong asset quality. The Corporation continued to show improvement in its financial fundamentals with its three key performance measures showing improvement over 2002. Return on average common equity, return on assets and the efficiency ratio, were 16.47%, 1.03% and 65.39%, respectively, in 2003, compared to 16.22%, 1.00% and 65.96%, respectively, in 2002. Despite a very challenging rate environment, the net interest margin expanded from 3.14% in 2002 to 3.21% in 2003. These improvements reflect the Corporation’s commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

An increase of $7.4 million in the net interest margin and a decrease in income tax expense of $4.3 million more than offset a $7.6 million increase in non-interest expense, resulting in a $3.2 million increase in net income. When it became apparent in the second quarter of 2003 that the Corporation would be required to recognize one-time tax benefits of $8.9 million, management elected to reset a portion of its borrowing cost at beneficial rates by extinguishing $59 million of debt at a corresponding loss of $8.9 million. These items are discussed in more detail, as follows.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income, for purposes of analysis, is presented on a tax-equivalent basis to recognize associated tax benefits. This presentation provides a basis for comparison of yields with taxable earning assets. The discussion of net interest income should be read in conjunction with the table on the following pages. The table analyzes the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

(This page has been left blank intentionally.)

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

	2003			2002			2001
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate

Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Consumer :
Home equity	$420,584	$21,393	5.09%	$365,550	$22,271	6.09%	$323,621	$24,976	7.72%
Marine	446,083	25,035	5.61	385,555	25,970	6.74	283,521	21,100	7.44
Acquired residential mortgage	554,885	35,569	6.41	636,204	46,677	7.34	1,004,084	74,445	7.41
Residential mortgage	115,725	8,753	7.56	240,622	18,513	7.69	406,494	31,538	7.76
Other direct consumer	39,806	3,133	7.87	45,738	3,494	7.64	55,685	4,932	8.86
Other indirect consumer	22,574	1,754	7.77	61,518	4,594	7.47	134,156	9,962	7.43

Total consumer	1,599,657	95,637	5.98	1,735,187	121,519	7.00	2,207,561	166,953	7.56
Commercial business	350,633	20,476	5.84	337,689	22,358	6.62	292,566	25,720	8.79
Real estate-construction	329,075	14,258	4.33	291,973	13,818	4.73	263,759	17,815	6.75
Commercial mortgage	280,866	16,484	5.87	226,524	14,700	6.49	235,067	17,874	7.60
Non-core syndicated loans	36,071	1,309	3.63	67,466	3,096	4.59	84,062	4,151	4.94

Total loans	2,596,302	148,164	5.71	2,658,839	175,491	6.60	3,083,015	232,513	7.54

Loans held for sale	9,909	562	5.67	6,125	395	6.45	5,443	395	7.26
Short-term investments	2,506	25	1.00	4,553	90	1.98	7,333	309	4.21
Taxable investment securities	2,032,100	90,727	4.46	1,848,331	100,468	5.44	1,726,760	114,036	6.60
Tax-advantaged investment securities (4)	18,674	1,315	7.04	20,889	1,393	6.67	24,194	1,782	7.37

Total investment securities	2,050,774	92,042	4.49	1,869,220	101,861	5.45	1,750,954	115,818	6.61

Total interest-earning assets	4,659,491	240,793	5.17	4,538,737	277,837	6.12	4,846,745	349,035	7.20

Less: allowance for loan losses	(33,739)			(34,200)			(36,512)
Cash and due from banks	112,858			96,737			80,028
Other assets	253,165			244,341			238,717

Total assets	$4,991,775			$4,845,615			$5,128,978

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Demand/money market deposits	$882,316	6,584	0.75	$790,250	9,010	1.14	$684,383	15,493	2.26
Savings deposits	700,188	3,289	0.47	650,294	6,857	1.05	606,904	9,617	1.58
Direct time deposits	709,184	18,094	2.55	826,487	30,064	3.64	918,452	49,871	5.43
Brokered time deposits	317,632	19,583	6.17	576,386	37,082	6.43	1,042,825	67,661	6.49
Short-term borrowings	495,571	4,796	0.97	399,968	6,339	1.58	336,887	12,462	3.70
Long-term debt	1,020,090	38,893	3.81	849,565	46,170	5.43	867,451	53,829	6.21

Total interest-bearing liabilities	4,124,981	91,239	2.21	4,092,950	135,522	3.31	4,456,902	208,933	4.69

Noninterest-bearing demand deposits	533,724			425,586			337,949
Other liabilities	20,699			29,197			39,051
Stockholders’ equity	312,371			297,882			295,076

Total liabilities and stockholders’ equity	$4,991,775			$4,845,615			$5,128,978

Net interest-earning assets	$534,510			$445,787			$389,843

Net interest income (tax-equivalent)		149,554			142,315			140,102
Less: tax-equivalent adjustment		(674)			(791)			(941)

Net interest income		$148,880			$141,524			$139,161

Net yield on interest-earning assets (4)			3.21%			3.14%			2.89%

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal income tax rate in effect for all years presented.
(3)	Impact of hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

	2003/2002 Increase/(Decrease)				2002/2001 Increase/(Decrease)				2003/2002 Income/Expense Variance Due to Change In		2002/2001 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume

Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Consumer :
Home equity	$55,034	15.1%	$(878)	(3.9)%	$41,929	13.0%	$(2,705)	(10.8)%	$(3,967)	$3,089	$(5,682)	$2,977
Marine	60,528	15.7	(935)	(3.6)	102,034	36.0	4,870	23.1	(4,682)	3,747	(2,153)	7,023
Acquired residential mortgage	(81,319)	(12.8)	(11,108)	(23.8)	(367,880)	(36.6)	(27,768)	(37.3)	(5,521)	(5,587)	(769)	(26,999)
Residential mortgage	(124,897)	(51.9)	(9,760)	(52.7)	(165,872)	(40.8)	(13,025)	(41.3)	(308)	(9,452)	(261)	(12,764)
Other direct consumer	(5,932)	(13.0)	(361)	(10.3)	(9,947)	(17.9)	(1,438)	(29.2)	103	(464)	(625)	(813)
Other indirect consumer	(38,944)	(63.3)	(2,840)	(61.8)	(72,638)	(54.1)	(5,368)	(53.9)	179	(3,019)	56	(5,424)

Total consumer	(135,530)	(7.8)	(25,882)	(21.3)	(472,374)	(21.4)	(45,434)	(27.2)
Commercial business	12,944	3.8	(1,882)	(8.4)	45,123	15.4	(3,362)	(13.1)	(2,714)	832	(6,953)	3,591
Real estate-construction	37,102	12.7	440	3.2	28,214	10.7	(3,997)	(22.4)	(1,227)	1,667	(5,753)	1,756
Commercial mortgage	54,342	24.0	1,784	12.1	(8,543)	(3.6)	(3,174)	(17.8)	(1,501)	3,285	(2,543)	(631)
Non-core syndicated loans	(31,395)	(46.5)	(1,787)	(57.7)	(16,596)	(19.7)	(1,055)	(25.4)	(554)	(1,233)	(278)	(777)

Total loans	(62,537)	(2.4)	(27,327)	(15.6)	(424,176)	(13.8)	(57,022)	(24.5)

Loans held for sale	3,784	61.8	167	42.3	682	12.5	—	0.0	(53)	220	(46)	46
Short-term investments	(2,047)	(45.0)	(65)	(72.2)	(2,780)	(37.9)	(219)	(70.9)	(34)	(31)	(128)	(91)
Taxable investment securities	183,769	9.9	(9,741)	(9.7)	121,571	7.0	(13,568)	(11.9)	(19,092)	9,351	(21,192)	7,624
Tax-advantaged investment securities (4)	(2,215)	(10.6)	(78)	(5.6)	(3,305)	(13.7)	(389)	(21.8)	75	(153)	(160)	(229)

Total investment securities	181,554	9.7	(9,819)	(9.6)	118,266	6.8	(13,957)	(12.1)

Total interest-earning assets	120,754	2.7	(37,044)	(13.3)	(308,008)	(6.4)	(71,198)	(20.4)	(44,268)	7,224	(50,007)	(21,191)

Less: allowance for loan losses	461	(1.3)			2,312	(6.3)
Cash and due from banks	16,121	16.7			16,709	20.9
Other assets	8,824	3.6			5,624	2.4

Total assets	$146,160	3.0			$(283,363)	(5.5)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Demand/money market deposits	$92,066	11.7	(2,426)	(26.9)	$105,867	15.5	(6,483)	(41.8)	(3,384)	958	(8,597)	2,114
Savings deposits	49,894	7.7	(3,568)	(52.0)	43,390	7.1	(2,760)	(28.7)	(4,059)	491	(3,407)	647
Direct time deposits	(117,303)	(14.2)	(11,970)	(39.8)	(91,965)	(10.0)	(19,807)	(39.7)	(8,113)	(3,857)	(15,197)	(4,610)
Brokered time deposits	(258,754)	(44.9)	(17,499)	(47.2)	(466,439)	(44.7)	(30,579)	(45.2)	(1,487)	(16,012)	(565)	(30,014)
Short-term borrowings	95,603	23.9	(1,543)	(24.3)	63,081	18.7	(6,123)	(49.1)	(2,834)	1,291	(8,127)	2,004
Long-term debt	170,525	20.1	(7,277)	(15.8)	(17,886)	(2.1)	(7,659)	(14.2)	(15,432)	8,155	(6,569)	(1,090)

Total interest-bearing liabilities	32,031	0.8	(44,283)	(32.7)	(363,952)	(8.2)	(73,411)	(35.1)	(45,336)	1,053	(57,439)	(15,972)

Noninterest-bearing demand deposits	108,138	25.4			87,637	25.9
Other liabilities	(8,498)	(29.1)			(9,854)	(25.2)
Stockholders’ equity	14,489	4.9			2,806	1.0

Total liabilities and stockholders’ equity	$146,160	3.0			$(283,363)	(5.5)

Net interest-earning assets	$88,723	19.9			$55,944	14.4

Net interest income (tax-equivalent)			7,239	5.1			2,213	1.6	$1,068	$6,171	$7,432	$(5,219)
Less: tax-equivalent adjustment			117	(14.8)			150	(15.9)

Net interest income			$7,356	5.2			$2,363	1.7

Net yield on interest-earning assets (4)

Net interest income on a tax-equivalent basis totaled $149.6 million in 2003, compared to $142.3 million in 2002, while the net interest margin expanded to 3.21% from 3.14%. A decline of $37.0 million in total interest income was more than offset by a decline in total interest expense of $44.3 million. Generally, favorable changes in the mix of interest-bearing liabilities offset growth in earning assets at lower yields, primarily in the investment portfolio.

The yield on earning assets was 5.17% in 2003, compared to 6.12% in 2002, a decline of 95 basis points, reflecting the low interest rate environment in 2003. The $37.0 million decrease in total interest income was primarily attributable to two factors. First, although the $214 million higher core loan average balances generated an additional $12.2 million in interest income, prepayments of higher yielding loans in those portfolios were replaced with lower yielding loans, causing a negative impact to interest income of $14.0 million. Second, the $277 million decline in the average balances of non-core loans, and to a lesser extent the lower yield on the remaining portfolio, caused a $25.0 million decrease in interest income. The excess proceeds from these portfolios were deployed in investment securities at lower yields, resulting in a decrease in interest income of $9.8 million. Interest income lost from non-accruing loans was $1.1 million in 2003, compared to $1.4 million in 2002.

The average rate paid on interest-bearing liabilities declined 110 basis points to 2.21% in 2003, versus 3.31% in 2002. The favorable changes in deposit mix, from higher rate non-core and retail CDs into lower rate demand and savings deposits, had a favorable impact on interest expense of $35.5 million. Interest expense benefited further from a $108 million increase in average noninterest-bearing deposit balances during the year. While the higher level of average borrowings in 2003 caused an increase in interest expense of $9.5 million, interest expense on borrowings benefited by $18.2 million from the repricing of floating rate borrowings throughout the year and the resetting of rates on term FHLB borrowings via the extinguishment transactions during the year.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $728 thousand and interest expense decreased by $62 thousand, for a total decrease of $666 thousand in net interest income relating to derivative transactions for the year ending December 31, 2003.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans. As a result, the provision for loan losses was $9.9 million in 2003, exceeding net charge-offs by $2.3 million. The slight increase in the provision resulted from lower charge-offs and an increase in loan balances of $224 million. This was partially offset by the impact of an overall decrease in the allowance of 3 basis points as compared to total loans, based upon the analytical process described previously. Net charge-offs were $7.6 million in 2003 compared to $11.0 million in 2002. Of the $3.5 million decrease in net charge-offs, $2.7 million related to the acquired consumer loan portfolio and $400 thousand related to commercial business loans. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Consumer loan net charge-offs as a percentage of average consumer loans were 0.43% in 2003 compared to 0.58% in 2002. Commercial business net charge-offs as a percentage of average commercial business loans were 0.22%, a decline from 0.34% in 2002. On an overall basis, net charge-offs as a percentage of average loans were 0.29% in 2003 compared to 0.41% in 2002.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary:

(dollars in thousands)	2003	2002	$ Variance	% Variance
Service charges on deposit accounts	$75,984	$70,710	$5,274	7.5%

Commissions and fees	4,507	4,823	(316)	(6.6)

Other non-interest income:

Other loan fees	3,278	3,016	262	8.7

Cash surrender value income	3,513	3,921	(408)	(10.4)

Mortgage banking fees and services	517	504	13	2.6

Other	4,953	3,420	1,533	44.8

Non-interest income before net gains (losses)	92,752	86,394	6,358	7.4

Net gains (losses):

Securities	9,157	4,629	4,528	97.8

Extinguishment of debt	(15,298)	(3,011)	(12,287)	—

Asset sales	1,762	1,168	594	50.9

Net gains (losses)	(4,379)	2,786	(7,165)	—

Total non-interest income	$88,373	$89,180	$(807)	(0.9)

Total non-interest income declined slightly to $88.4 million in 2003. Total non-interest income, excluding the net losses described below, increased 7.4% to $92.8 million in 2003. Exclusive of the net gains (losses), non-interest income, as a percentage of combined net interest income and non-interest income, was 38% in both 2003 and 2002. This demonstrates both the importance and stability of non-interest income to the Bank’s strategic profile, as well as the diversity in its sources of revenue.

The improvement in non-interest income continued to be driven by deposit service charges, which increased $5.3 million, or 7.5%, to $76.0 million in 2003. The increase in deposit fees was primarily the result of continued strong retail and commercial deposit account growth. One component of the Bank’s deposit service charges is revenues from its retail customers’ use of Bank-issued debit cards. In June 2003, MasterCard, the Bank’s debit card issuer, announced new debit and credit retail interchange fees as a result of the settlement of litigation between merchants and VISA and MasterCard regarding debit card interchange reimbursement fees. Beginning in August 2003, a revised retail debit card interchange structure resulted in a 33% decrease in per transaction interchange revenue to the Bank. Strong increases in the average number of active cards and average purchases per card somewhat mitigated the reduced per transaction revenue, resulting in flat net retail debit card revenues in 2003. The impact of a full year of reduced per transaction interchange revenue will be realized in 2004, however management has specifically identified increases in other fee income, pricing opportunities and expense reductions that are expected to mitigate any shortfall.

Commissions and fees were primarily generated from PIC, the Bank’s wholly owned subsidiary which offers securities brokerage through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Commissions and fees of $4.5 million were down slightly in 2003 due to compression in the commission rates received by PIC. Other non-interest income increased $1.5 million to $5.0 million, due to lease income from operating lease activities.

Net gains (losses) are composed of security gains and losses, losses from the extinguishment of debt and gains and losses on sales of loans, foreclosed property and fixed assets, which occur in the ordinary course of business. The Corporation recorded $4.4 million in net losses in 2003, compared to net gains of $2.8 million in 2002. The net losses in 2003 were composed of $15.3 million in losses on the extinguishment of debt that were partially offset by $9.1 million in net gains on the sales of securities and $1.8 million in net gains relating to the favorable disposition of certain assets. Higher rate term FHLB borrowings totaling $140 million were extinguished at a loss of $15.3 million and replaced with lower rate term FHLB borrowings. The majority of net gains on the sales of securities were the result of re-balancing the investment portfolio in anticipation of the heavy prepayments of mortgage-backed securities. To a lesser extent, net securities gains were realized on the sale of securities held specifically as part of asset liability strategies put in place to mitigate potential additional premium amortization due to mortgage loan prepayments.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary:

(dollars in thousands)	2003	2002	$ Variance	% Variance
Salaries and employee benefits	$79,354	$74,215	$5,139	6.9%

Occupancy expense, net	15,730	14,225	1,505	10.6

Furniture and equipment	11,840	10,970	870	7.9

External processing fees	21,201	20,202	999	4.9

Advertising and promotion	8,046	7,915	131	1.7

Communication and postage	6,169	5,818	351	6.0

Printing and supplies	2,640	2,508	132	5.3

Regulatory fees	902	973	(71)	(7.3)

Professional services	2,006	2,465	(459)	(18.6)

Other non-interest expense	10,559	11,570	(1,011)	(8.7)

Total non-interest expense	$158,447	$150,861	$7,586	5.0

Non-interest expense of $158.4 million for 2003 increased $7.6 million, or 5.0%, from 2002. Over $4.0 million of the increase was directly attributable to the Bank’s network expansion, impacting salaries and employee benefits, occupancy and furniture and fixture expense. Network expansion represented the full effect of nine net new banking offices opened in 2002, as well as nine net new banking offices opened in 2003. The growth in non-interest expense, other than that which was impacted by branch expansion, was contained to a growth rate of 2.1%. Increases in external processing fees were related to volume increases and additional outsourced services. Other non-interest expense decreased $1.0 million from 2002, due primarily to the elimination of a recourse reserve established in 2001 related to securitized loans.

Income Taxes

Provident recorded income tax expense of $17.4 million based on pre-tax income of $68.9 million. Included in tax expense in 2003 is a one-time benefit of $6.0 million associated with the recognition of accumulated state income tax benefits of $9.0 million. Based on the actual and projected level of earnings in the applicable subsidiary relative to the projected earnings in the Bank, it had become more likely than not that accumulated deferred benefits related to the subsidiary would be utilized in the foreseeable future. SFAS No. 109, “Accounting for Income Taxes” provides that, given the likelihood of utilization, the valuation allowance associated with the deferred tax benefit is no longer appropriate, resulting in the recognition of the $6.0 million net tax benefit. This incremental benefit was partially offset by an additional $1.2 million of net state tax expense in 2003. The effective tax rate of 25.3% for 2003 is not comparable to the effective tax rate of 31.0% for 2002, because of the recognition of the one-time state tax benefit. Exclusive of this non-recurring item, the effective tax rate in 2003 would have been approximately 32.3%.

Unaudited Consolidated Quarterly Summary Results of Operations, Market Prices and Dividends for 2003 and 2002:

	2003				2002
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$59,690	$58,763	$60,383	$61,283	$62,484	$67,245	$72,279	$75,038

Interest expense	21,273	20,726	23,584	25,656	28,246	32,481	36,409	38,386

Net interest income	38,417	38,037	36,799	35,627	34,238	34,764	35,870	36,652

Provision for loan losses	1,975	2,950	3,251	1,760	1,425	2,150	2,650	3,600

Net interest income after provision for loan losses	36,442	35,087	33,548	33,867	32,813	32,614	33,220	33,052

Non-interest income	24,799	24,623	16,360	22,591	25,519	24,026	19,435	20,200

Non-interest expense	39,767	39,330	40,300	39,050	39,227	37,471	37,780	36,383

Income before income taxes	21,474	20,380	9,608	17,408	19,105	19,169	14,875	16,869

Income tax expense (benefit)	7,307	7,072	(2,587)	5,623	5,820	6,029	4,470	5,394

Net income	$14,167	$13,308	$12,195	$11,785	$13,285	$13,140	$10,405	$11,475

Per share amounts:

Net income - basic	$0.58	$0.54	$0.50	$0.48	$0.54	$0.53	$0.41	$0.46

Net income - diluted	0.56	0.53	0.49	0.47	0.53	0.52	0.40	0.44

Market prices - high	31.76	30.24	26.09	24.47	23.75	24.16	27.65	25.06

Market prices - low	28.41	25.57	23.15	22.50	19.29	20.14	23.69	23.72

Cash dividends paid	0.240	0.235	0.230	0.225	0.220	0.215	0.210	0.205

RESULTS OF OPERATIONS (2002/2001)

Comparative	Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2002	2001	$ Variance	% Variance
Interest income (tax-equivalent)	$277,837	$349,035	$(71,198)	(20.4)%
Interest expense	135,522	208,933	(73,411)	(35.1)

Net interest income (tax-equivalent)	142,315	140,102	2,213	1.6
Provision for loan losses	9,825	17,940	(8,115)	(45.2)

Net interest income after provision for loan losses	132,490	122,162	10,328	8.5
Non-interest income	86,394	74,955	11,439	15.3
Net gains	2,786	11,727	(8,941)	(76.2)
Non-interest expense	150,861	145,478	5,383	3.7

Income before income taxes (tax-equivalent)	70,809	63,366	7,443	11.7
Income tax expense (tax-equivalent)	22,504	20,741	1,763	8.5

Income before accounting change	48,305	42,625	5,680	13.3
Cumulative effect of accounting change	—	(1,160)	1,160	—

Net income	$48,305	$41,465	$6,840	16.5

Overview

The Corporation recorded net income in 2002 of $48.3 million or $1.88 per diluted share. The Corporation’s two key performance measures, return on average common equity and return on assets, were 16.22% and 1.00%, respectively, for 2002, compared to 14.05% and 0.81%, respectively, in 2001. The financial results in 2002, represented by increases of 16.5% in net income and 20.5% in diluted earnings per share, demonstrate stability and continued growth in the Corporation’s core businesses, as well as strong asset quality. The major components of the $6.8 million increase in net income were an $11.4 million, or 15.3%, increase in non-interest income, excluding net gains, and an $8.1 million, or 45.2%, decrease in the provision for loan losses. An $8.9 million decrease in net gains and a $5.4 million, or 3.7%, increase in non-interest expense partially offset these increases. These variances are discussed in more detail, as follows.

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

The yield on earning assets was 6.12% in 2002, compared to 7.20% in 2001, a decline of 108 basis points, reflecting the general decline in interest rates in 2002. Of the $71.2 million decrease in total interest income, $50.0 million was attributable to rate, with the remaining difference of $21.2 million attributable to the $308 million decrease in earning assets. The refinancing boom that accelerated prepayments in the mortgage portfolios also resulted in the necessity to increase the amortization of premiums relating to acquired loans, which reside in the investment and loan portfolios. In 2002, total premium amortization in these portfolios was $17.5 million, compared to $12.3 million in 2001, a 13 basis point component in the decrease in yield. As part of the Bank’s strategy, gains were taken on securities held specifically to offset the additional premium amortization. Interest income lost from non-accruing loans was $1.4 million in 2002, compared to $1.9 million in 2001.

The average rate paid on interest-bearing liabilities declined 138 basis points to 3.31% in 2002, versus 4.69% in 2001. The changes in deposit mix, from higher rate CDs into lower rate core deposits, had a favorable impact on interest expense of $59.6 million. Interest expense on borrowings decreased $13.8 million in 2002, reflecting the general decline in interest rates over the past twelve months.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $523 thousand and interest expense decreased by $2.2 million, for a total increase of $1.7 million in net interest income for 2002.

Provision for Loan Losses

The provision for loan losses was $9.8 million in 2002, down from $17.9 million in 2001. The decrease in the provision resulted from lower charge-offs and a decline in loan balances of $216 million. This was partially offset by the impact of an overall increase in the allowance of 6 basis points as compared to total loans. Net charge-offs were $11.0 million in 2002 compared to $21.0 million in 2001. Of the $10.0 million decrease in net charge-offs for 2002, $5.6 million related to decreases relating to the acquired consumer loan portfolio and $4.3 million related to commercial loans. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Acquired consumer loan net charge-offs as a percentage of average consumer loans were 1.33% in 2002 compared to 1.40% in 2001. Commercial business net charge-offs as a percentage of average commercial business loans was 0.34%, a decline from 1.86% in 2001. On an overall basis, net charge-offs as a percentage of average loans were 0.41% in 2002 compared to 0.68% in 2001.

Non-Interest Income

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

Commissions and fees were similar to the prior year, and were primarily generated from Provident Investment Company. Loan fees and other non-interest income had slight increases; due primarily to higher prepayment fees generated on early loan payoffs. Cash surrender value income associated with bank-owned life insurance remained at $3.9 million, unchanged from the prior year.

The Corporation recorded $2.8 million in net gains in 2002, compared to net gains of $11.8 million in 2001. The net gains in 2002 were primarily composed of $4.6 million in net gains on the sales of securities, partially offset by a $3.0 million loss on the early liquidation of FHLB borrowings. $3.2 million of the gains on the sales of securities represented the realization of gains on the sale of bonds previously purchased as part of an asset liability strategy put in place to mitigate potential additional premium amortization due to mortgage loan prepayments. Additionally, the Bank realized $1.2 million in net gains in 2002 relating to the favorable disposition of certain loans, fixed assets and foreclosed property.

Non-Interest Expense

Non-interest expense of $150.9 million for 2002 increased only $5.4 million, or 3.7%, from the 2001 level, reflecting the Bank’s efforts to contain costs while pursuing its branch expansion strategies. Salaries and employee benefits increased by $3.9 million, or 5.6%, due primarily to increased staffing from branch expansion efforts, partially offset by decreased staffing from outsourcing the item processing function at the end of 2001. Network expansion represented the full effect of three new banking offices in 2001, as well as nine net new banking offices opened in 2002. Full-time equivalent employees at December 31, 2002 were 1,599 compared to 1,545 at December 31, 2001. External processing fees increased $3.3 million, or 19.8%, from both volume increases and the addition of the item processing function. Branch expansion was also the cause of the growth in both occupancy expense and furniture and fixture expense that grew by a combined $1.5 million, or 6.4%. Other non-interest expense decreased $3.2 million from 2001, due primarily to a $1.9 million charge to establish a recourse reserve in 2001 related to securitized loans.

Income Taxes

Provident recorded income tax expense of $21.7 million on pre-tax income of $70.0 million, for a 31.6% effective tax rate, compared to a 31.0% effective tax rate for 2002. The decrease in the effective tax rate was the result of the realization of benefits associated with tax strategies.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. The adoption of SFAS No. 143 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The adoption of SFAS No. 146 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which is generally effective for contracts entered into or modified after September 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as “derivatives” and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement (such as obligations that a reporting entity can or must settle by issuing its own equity shares) as a liability rather than equity. SFAS No. 150 did not have an impact on the Corporation’s earnings, financial condition or equity.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation’s earnings, financial condition or equity. The required disclosures are included in Note 18 in the Consolidated Financial Statements.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 12. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements. The Corporation adopted the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The liability associated with these guarantees amounted to $32 thousand at December 31, 2003, which will be amortized over the period covered by the guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Corporation’s consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in Note 3 in the Consolidated Financial Statements.

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation is evaluating the operational requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 (“FSP 106-1”) regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation made this election until the impact can be estimated. Once authoritative guidance is issued, management will evaluate the impact on the Corporation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “ Risk Management” on page 6 and “Market Risk and Interest Rate Sensitivity” on page 20 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident	Bankshares Corporation and Subsidiaries

Management’s Statement of Responsibilities

Management acknowledges its responsibility for financial reporting (both audited and unaudited) which provides a fair representation of the Company’s financial position and results of operations and is reliable and relevant to a meaningful understanding of the Corporation’s business.

Management has prepared the financial statements in accordance with accounting principles generally accepted in the United States of America, making appropriate estimates and judgments, and considering materiality. Except for tax equivalency adjustments made to enhance comparative analysis, all financial information presented elsewhere in this annual report is consistent with the information presented in the audited consolidated financial statements.

Internal Control Structure over Financial Reporting

Management maintains a system of internal control over financial reporting, including controls over safeguarding of assets against unauthorized acquisition, use or disposition which is designed to provide reasonable assurance to the Corporation’s management and board of directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified. This system encompasses activities that control the preparation of the Corporation’s Annual Report on Form 10-K and the financial statements prepared in accordance with generally accepted accounting principles.

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

Management assessed its internal control structure over financial reporting as of December 31, 2003. This assessment was based on criteria for effective internal control over financial reporting described in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management believes that Provident Bankshares Corporation maintained an effective internal control structure over financial reporting as of December 31, 2003.

Oversight of the Corporation’s auditing and financial reporting processes is provided by the Audit Committee of the Board of Directors, which consists of outside directors. This Committee meets on a regular basis with the internal auditor, who reports directly to the Committee, to approve the audit schedule and scope, discuss the adequacy of the internal control system and the quality of financial reporting, review audit reports and discuss findings and actions taken to address them. The Committee also reviews the Corporation’s annual report to shareholders and the annual report to the Securities and Exchange Commission on Form 10-K. The Audit Committee meets regularly with the external auditors, and has direct and private access to them at any time.

The independent accounting firm of KPMG LLP has audited the Corporation’s consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the two-year period ended December 31, 2003. PricewaterhouseCoopers LLP was the independent auditor for the year ended December 31, 2001. As indicated in the independent auditors’ reports, KPMG and PricewaterhouseCoopers are responsible for conducting their audits in accordance with auditing standards generally accepted in the United States of America in order to obtain reasonable assurance about whether the respective consolidated financial statements are free of material misstatement.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2003.

Kevin G. Byrnes	Gary N. Geisel
President and	Chairman and
Chief Operating Officer	Chief Executive Officer

Reports of Independent Accountants

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 6 to the consolidated financial statements, effective January 1, 2002, the Corporation adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Baltimore, Maryland

March 5, 2004

To the Board of Directors and Shareholders

of Provident Bankshares Corporation:

In our opinion, the consolidated statements of income, changes in shareholders’ equity and cash flows for the year ended December 31, 2001 (appearing on pages 37 through 39 of the Provident Bankshares Corporation 2003 Annual Report to Shareholders which has been included in this Form 10-K) present fairly, in all material respects, the results of operations and cash flows of Provident Bankshares Corporation and its subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

January 16, 2002

Consolidated Statements of Condition

Provident Bankshares Corporation and Subsidiaries

	December 31,
(dollars in thousands, except share amounts)	2003	2002
Assets:
Cash and due from banks	$127,048	$145,063
Short-term investments	1,137	3,129
Mortgage loans held for sale	5,016	8,899
Securities available for sale	2,086,510	1,993,229
Loans	2,784,546	2,560,563
Less allowance for loan losses	35,539	33,425

Net loans	2,749,007	2,527,138

Premises and equipment, net	49,575	47,031
Accrued interest receivable	25,413	28,101
Intangible assets	8,932	9,340
Other assets	155,210	128,792

Total assets	$5,207,848	$4,890,722

Liabilities:
Deposits:
Noninterest-bearing	$579,058	$492,661
Interest-bearing	2,500,491	2,695,305

Total deposits	3,079,549	3,187,966

Short-term borrowings	627,861	539,758
Long-term debt	1,153,301	814,546
Accrued expenses and other liabilities	22,372	32,817

Total liabilities	4,883,083	4,575,087

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 32,213,590 and 31,737,237 shares at December 31, 2003 and 2002, respectively	32,214	31,737
Additional paid-in capital	298,928	289,698
Retained earnings	153,545	124,862
Net accumulated other comprehensive income (loss)	(6,589)	14,920
Treasury stock at cost - 7,651,317 and 7,373,601 shares at December 31, 2003 and 2002, respectively	(153,333)	(145,582)

Total stockholders’ equity	324,765	315,635

Total liabilities and stockholders’ equity	$5,207,848	$4,890,722

The accompanying notes are an integral part of these statements.

Consolidated Statements of Income

Provident Bankshares Corporation and Subsidiaries

	Year ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Interest Income:
Loans, including fees	$147,865	$174,672	$231,573
Investment securities	90,727	100,468	114,036
Tax-advantaged loans and securities	1,502	1,816	2,176
Short-term investments	25	90	309

Total interest income	240,119	277,046	348,094

Interest Expense:
Deposits	47,550	83,013	142,642
Short-term borrowings	4,796	6,338	12,462
Long-term debt	38,893	46,171	53,829

Total interest expense	91,239	135,522	208,933

Net interest income	148,880	141,524	139,161
Less provision for loan losses	9,936	9,825	17,940

Net interest income, after provision for loan losses	138,944	131,699	121,221

Non-Interest Income:
Service charges on deposit accounts	75,984	70,710	60,331
Commissions and fees	4,507	4,823	4,836
Net gains (losses)	(4,379)	2,786	11,727
Other non-interest income	12,261	10,861	9,788

Total non-interest income	88,373	89,180	86,682

Non-Interest Expense:
Salaries and employee benefits	79,354	74,215	70,307
Occupancy expense, net	15,730	14,225	13,404
Furniture and equipment expense	11,840	10,970	10,249
External processing fees	21,201	20,202	16,867
Other non-interest expense	30,322	31,249	34,651

Total non-interest expense	158,447	150,861	145,478

Income before income taxes	68,870	70,018	62,425
Income tax expense	17,415	21,713	19,800

Income before cumulative effect of change in accounting principle	51,455	48,305	42,625
Cumulative effect of change in accounting principle	—	—	(1,160)

Net income	$51,455	$48,305	$41,465

Basic Earnings Per Share:
Income before cumulative effect of change in accounting principle	$2.10	$1.94	$1.65
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income	$2.10	$1.94	$1.61

Diluted Earnings Per Share:
Income before cumulative effect of change in accounting principle	$2.05	$1.88	$1.60
Cumulative effect of change in accounting principle	—	—	(0.04)

Net income	$2.05	$1.88	$1.56

The accompanying notes are an integral part of these statements.

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

Provident Bankshares Corporation and Subsidiaries

(in thousands, except per share data)	Common Stock	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at January 1, 2001	$29,709	$251,184	$104,488	$(10,695)	$(64,380)	$310,306
Net income - 2001	—	—	41,465	—	—	41,465
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	4,854	—	4,854
Loss on derivatives due to SFAS No. 133 transition adjustment	—	—	—	(452)	—	(452)
Loss on derivatives	—	—	—	(165)	—	(165)

Total comprehensive income						45,702
Dividends paid ($0.75 per share)	—	—	(19,545)	—	—	(19,545)
Exercise of stock options (444,422 shares)	444	5,111	—	—	—	5,555
Stock dividend (1,219,530 shares)	1,220	27,439	(28,659)	—	—	—
Purchase of treasury shares (2,432,232 shares)	—	—	—	—	(56,492)	(56,492)
Common stock issued under dividend reinvestment plan (32,898 shares)	33	723	—	—	—	756

Balance at December 31, 2001	31,406	284,457	97,749	(6,458)	(120,872)	286,282
Net income - 2002	—	—	48,305	—	—	48,305
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	25,686	—	25,686
Loss on derivatives	—	—	—	(1,804)	—	(1,804)
Minimum pension liability adjustment	—	—	—	(2,504)	—	(2,504)

Total comprehensive income						69,683
Dividends paid ($0.85 per share)	—	—	(21,192)	—	—	(21,192)
Exercise of stock options (296,515 shares)	296	4,441	—	—	—	4,737
Purchase of treasury shares (1,079,400 shares)	—	—	—	—	(24,710)	(24,710)
Common stock issued under dividend reinvestment plan (34,796 shares)	35	800	—	—	—	835

Balance at December 31, 2002	31,737	289,698	124,862	14,920	(145,582)	315,635
Net income - 2003	—	—	51,455	—	—	51,455
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(22,878)	—	(22,878)
Loss on derivatives	—	—	—	(1,135)	—	(1,135)
Minimum pension liability adjustment	—	—	—	2,504	—	2,504

Total comprehensive income						29,946
Dividends paid ($0.93 per share)	—	—	(22,772)	—	—	(22,772)
Exercise of stock options (438,042 shares)	438	8,254	—	—	—	8,692
Purchase of treasury shares (277,716 shares)	—	—	—	—	(7,751)	(7,751)
Common stock issued under dividend reinvestment plan (38,532 shares)	39	976	—	—	—	1,015

Balance at December 31, 2003	$32,214	$298,928	$153,545	$(6,589)	$(153,333)	$324,765

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows

Provident Bankshares Corporation and Subsidiaries

	Year ended December 31,
(in thousands)	2003	2002	2001
Operating Activities:
Net income	$51,455	$48,305	$41,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,362	37,508	40,344
Provision for loan losses	9,936	9,825	17,940
Provision for deferred income tax (benefit)	4,408	(2,837)	(10,652)
Net (gains) losses	4,379	(2,786)	(11,727)
Loans originated and held for sale	(115,893)	(75,408)	(46,827)
Proceeds from sales of loans held for sale	120,536	73,919	48,922
Net decrease (increase) in accrued interest receivable and other assets	(17,309)	8,416	39,391
Net increase (decrease) in accrued expenses and other liabilities	(10,707)	1,853	(12,631)

Total adjustments	31,712	50,490	64,760

Net cash provided by operating activities	83,167	98,795	106,225

Investing Activities:
Principal collections and maturities of securities available for sale	797,606	733,269	661,822
Proceeds from sales of securities available for sale	1,230,056	1,086,314	786,915
Purchases of securities available for sale	(2,219,661)	(1,992,434)	(1,135,321)
Loan principal collections less originations and purchases	(181,382)	198,659	242,848
Purchases of premises and equipment	(12,591)	(10,779)	(8,750)

Net cash provided (used) by investing activities	(385,972)	15,029	547,514

Financing Activities:
Net decrease in deposits	(108,417)	(168,081)	(598,723)
Net increase (decrease) in short-term borrowings	88,103	173,437	(31,511)
Proceeds from long-term debt	610,290	95,000	101,900
Payments and maturities of long-term debt	(286,362)	(143,442)	(34,439)
Proceeds from issuance of stock	9,707	5,572	6,311
Purchase of treasury stock	(7,751)	(24,710)	(56,492)
Cash dividends paid on common stock	(22,772)	(21,192)	(19,545)

Net cash provided (used) by financing activities	282,798	(83,416)	(632,499)

Increase (decrease) in cash and cash equivalents	(20,007)	30,408	21,240
Cash and cash equivalents at beginning of period	148,192	117,784	96,544

Cash and cash equivalents at end of period	$128,185	$148,192	$117,784

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$68,249	$98,045	$154,403
Income taxes paid	13,430	29,315	20,398
Securities available for sale converted to loans	54,135	—	—
Loans securitized and converted to securities available for sale	—	—	238,874
Stock dividend	—	—	28,659

The accompanying notes are an integral part of these statements.

Notes to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses in Maryland and Virginia through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report.

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

Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on Stockholders’ Equity or Net Income as previously reported.

Use of Estimates

In preparation of the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the financial statements and accompanying notes and the reported amounts of income and expense during the reporting periods. Estimates and assumptions are utilized in the determination of the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, intangible assets, pension and post-retirement benefits, fair value of financial instruments disclosures, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

Asset Prepayment Rates

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers elections to refinance the underlying mortgages based on market and other conditions. The purchase premiums and discounts associated with these assets are amortized or accreted to interest income over the estimated life of the related assets. The estimated life is calculated by projecting future prepayments and the resulting principal cash flows until maturity. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Investment Securities

The Corporation classifies investments as either held-to-maturity, available for sale or trading, at the time of purchase. Securities that the Corporation has the intent and ability to hold to maturity are classified as held-to-maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that the Corporation intends to hold for an indefinite period of time, but may sell to respond to changes in interest rates, prepayment risks, liquidity needs or other similar factors, are classified as available for sale. Available for sale securities are reported at fair value. Any unrealized appreciation or depreciation in value is reported as a separate component of Stockholders’ Equity as Net Accumulated Other Comprehensive Income (Loss) (“OCI”), which is reflected net of applicable taxes, and therefore, has no effect on the reported earnings of the Corporation. Gains and losses from the sales of securities are recognized by the specific identification method and are reported in Net Gains (Losses). At and during all periods presented, the Corporation’s securities were classified as available for sale.

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management uses criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support realizable value equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

From time to time, the Corporation securitized second mortgage loans out of its acquired loan portfolio with Fannie Mae, with the resultant securities placed in the securities portfolio. The retention of the securities represented a retained interest and no gain or loss was recorded on these transactions. The securities were valued at fair market value along with the Corporation’s remaining securities. The Corporation was fully obligated to Fannie Mae under the recourse provisions associated with the securities for all credit and interest losses, collectively referred to as losses. The recourse exposure, based on the expected losses on the underlying loans over the life of the loans, was recognized as a liability. The recourse liability was evaluated periodically for adequacy by estimating the present value of estimated future losses and amounts were provided to the recourse liability through a charge to earnings. Any loans that were determined to be losses by Fannie Mae were charged against the recourse liability. During 2003, the Bank desecuritized these loans and eliminated the recourse liability due to the elimination of the recourse exposure to Fannie Mae.

Mortgage Loans Held for Sale

The Corporation underwrites and settles mortgage loans with the intent to sell them within a short-term period of time. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regards to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in Net Gains (Losses). At December 31, 2003 and 2002, the Corporation did not have any servicing retained on mortgage loans sold.

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

Management places a commercial loan on non-accrual status and discontinues the accrual of interest and reverses previously accrued but unpaid interest when the quality of a commercial credit has deteriorated to the extent that collectibility of all interest and/or principal cannot be reasonably expected, or when it is 90 days past due, unless the loan is well secured and in the process of collection. At times, commercial loans secured by real estate are charged-off and the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at lower of cost or fair market value less cost to sell (“net fair value”). The difference between the loan balance and the net fair value at time of foreclosure is recorded as a charge-off. Other real estate owned is evaluated periodically for impairment of value. Impairment of value is recognized through a charge to earnings.

Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan balance to net fair value exceeds 84%, the loan is placed on non-accrual status and all accrued but unpaid interest is reversed against interest income. If the loan is in a junior lien position, all other liens are considered in calculating the loan to value ratio. With limited exceptions, no loan continues to accrue interest after reaching 210 days past due. Charge-offs of delinquent loans secured by residential real estate are recognized when losses are reasonably estimable and probable. Generally, no later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral’s net fair value is charged-off. Subsequent to any partial charge-offs, loans are carried on non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs are periodically evaluated to determine whether additional charge-offs are warranted. Upon liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan result in additional charge-offs. Generally, closed-end consumer loans secured by non-residential collateral that become 120 days past due are charged-off in full. Unsecured open-end consumer loans are charged-off in full at 180 days past due.

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

In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may cease to be considered impaired loans in the calendar years subsequent to the restructuring. Generally, a non-accrual loan that is restructured remains on non-accrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan.

An analysis of impaired loans is incorporated in the evaluation of the allowance for loan losses. Collections of interest and principal on all impaired loans are generally applied as a reduction to the outstanding principal balance of the loan. Once future collectibility has been established, interest income may be recognized on a cash basis.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

The allowance is based on management’s continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a grade based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.

For portfolios such as consumer loans, commercial business loans and loans secured by real estate, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. Each quarter, historical rolling loss rates for homogenous pools of loans in these portfolios provide the basis for the allocated reserve. For any portfolio where the Bank lacks sufficient historic experience, industry loss rates are used. If recent history is not deemed to reflect the inherent losses existing within a portfolio, older historic loss rates during a period of similar economic or market conditions are used.

The Bank’s credit administration group adjusts the indicated loss rates based on qualitative factors. Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. For commercial and real estate portfolios, additional factors include the level and trend of watched and criticized credits within those portfolios; commercial real estate vacancy, absorption and rental rates; and the number and volume of syndicated credits, construction loans, or other portfolio segments deemed to carry higher levels of risk. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

Goodwill and Intangible Assets

In 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”) which provides guidance on accounting for goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions made by the Corporation. Under the provisions of SFAS No. 142, the Corporation ceased amortization of goodwill in 2002, however, the Corporation continues to amortize the deposit-based intangible, which is being amortized over seven years. Testing of goodwill balances for impairment occurs on an annual basis.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Derivative Financial Instruments

In 2001, the Corporation adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended by SFAS Nos. 137, 138 and 149 (collectively, “SFAS No. 133”). The statement establishes the accounting and reporting standards for derivative instruments, including those embedded in other contracts, and for hedging activities. All derivatives are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. Derivatives may be used to hedge exposure to change in the fair value of a recognized asset or liability or a firm commitment, referred to as a fair value hedge; hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction, referred to as a cash flow hedge; or hedge foreign currency exposure. The Corporation only engages in fair value and cash flow hedges.

The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy to manage its interest rate risk exposure. This strategy aims to stabilize net interest income through periods of changing interest rates. Derivative products used are interest rate swaps, caps and floors, used separately or in combination. The choice of derivative used is determined by the particular hedge objective. At December 31, 2003, all of the Corporation’s derivatives qualify as hedges. Risks in these hedge transactions involve nonperformance by counter-parties under the terms of the contract (counter-party credit risk) and the possibility that interest rate movements or general market volatility could result in a loss in effectiveness and necessitate the recognition of a loss (market risk). Counter-party credit risk is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Additionally, credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure ongoing effectiveness. The Corporation employs only hedges that are highly effective. The Corporation’s hedging activities and strategies are monitored by the Bank’s Asset / Liability Committee (“ALCO”) as part of its oversight of the treasury function, which is responsible for developing, modeling and implementing hedging strategies.

All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception, and on a periodic basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The majority of the derivatives retained by the Corporation to hedge exposures met the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative’s fair value is equal to the change in the hedge item’s fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedge’s inception and on an ongoing basis.

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

When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation may continue to carry the derivative on the statement of condition at its fair value but ceases to adjust the hedged asset or liability for changes in value. All ineffective portions of hedges are reported in and affect net earnings immediately.

The adoption of SFAS No. 133 in 2001 resulted in a pre-tax reduction of net earnings of $1.8 million ($1.2 million after-tax) reflected as Cumulative Effect of Change in Accounting Principle in the accompanying Consolidated Statements of Income. This represented the difference between the derivatives previous carrying amount and the fair value of the derivatives at January 1, 2001. At adoption of SFAS No. 133, OCI reflected a $452 thousand loss, net of tax, to recognize the net fair value of the derivatives used in its cash flow hedges on that date.

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

The excess of the pension benefit obligation over the fair market value of the plan assets is recognized as an accrued liability. A portion of this accrued liability, if applicable, is reflected, net of taxes, in OCI.

Stock-Based Compensation

The Corporation may grant employees and/or directors stock options priced at the fair market value on the grant date. The granting of these options is considered stock-based compensation.

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS No. 148”), an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation” (collectively, “SFAS No. 123”). The provisions of SFAS No. 123 provide the Corporation with the option of accruing stock-based employee compensation expense, or applying the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), which does not require compensation expense to be recognized. The Corporation has elected to continue to apply APB No. 25 to account for stock-based employee compensation. Accordingly, no compensation expense has been recognized from 2001 through 2003.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based compensation.

	For the Year ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Net Income:
Net income as reported	$51,455	$48,305	$41,465
Deduction for total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,070	1,447	1,187

Pro forma net income	$50,385	$46,858	$40,278

Basic Earnings Per Share:
As reported	$2.10	$1.94	$1.61
Pro forma	2.06	1.88	1.56

Diluted Earnings Per Share:
As reported	$2.05	$1.88	$1.56
Pro forma	2.00	1.83	1.51

The weighted average fair value of all of the options granted during the periods 2001 through 2003 have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001
Dividend yield	3.61%	3.72%	3.29%
Weighted average risk-free interest rate	3.13%	3.11%	4.61%
Weighted average expected volatility	25.35%	25.68%	25.58%
Weighted average expected life in years	7.01	6.75	6.46

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Recently Adopted Accounting Principles

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) effective for fiscal years beginning after June 15, 2002. SFAS No. 143 establishes standards for recognition and measurement of liabilities for asset retirement obligations and retirement cost. The adoption of SFAS No. 143 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). The requirements of SFAS No. 146 are effective prospectively for qualifying activities initiated after December 31, 2002. SFAS No. 146 applies to costs associated with an exit activity, including restructuring, or with a disposal of long-lived assets. The adoption of SFAS No. 146 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In April 2003, the FASB issued Statement of Financial Accounting Standard No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”), which is generally effective for contracts entered into or modified after September 30, 2003. This Statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts, collectively referred to as “derivatives” and hedging activities under SFAS No. 133. The adoption of SFAS No. 149 did not have a significant impact on the Corporation’s earnings, financial condition or equity.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”) effective for financial instruments entered into or modified after May 31, 2003. This statement establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of the statement (such as obligations that a reporting entity can or must settle by issuing its own equity shares) as a liability rather than equity. SFAS No. 150 did not have an impact on the Corporation’s earnings, financial condition or equity.

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation’s earnings, financial condition or equity. The required disclosures are included in Note 18.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”), which addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The required disclosures are included in Note 12. FIN 45 also requires the recognition of a liability by a guarantor at the inception of certain guarantees. The liability is recognized for the non-contingent component of the guarantee, which is the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee, or if the guarantee was issued with a premium payment, or as part of a transaction with multiple elements. The Corporation adopted the recognition and measurement provisions for all guarantees entered into or modified after December 31, 2002. The liability associated with these guarantees amounted to $32 thousand at December 31, 2003, which will be amortized over the period covered by the guarantees.

In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised (“FIN 46R”), issued in December 2003, replaces FIN 46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities (“VIE”) that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Corporation’s consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure.

In November 2003, the Emerging Issues Task Force (“EITF”) of the FASB issued EITF Abstract 03-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“EITF 03-1”) effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. These disclosures have been included in Note 3.

Future Changes in Accounting Principles

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation is evaluating the operational requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the “Act”) was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 (“FSP 106-1”) regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation made this election until the impact can be estimated. Once authoritative guidance is issued, management will evaluate the impact on the Corporation.

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $59.9 million and $45.7 million during the years ended December 31, 2003 and 2002, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2003 and 2002, the Corporation maintained average compensating balances of $2.9 million and $8.1 million, respectively. In addition, the Corporation paid fees totaling $858 thousand in 2003, $953 thousand in 2002 and $749 thousand in 2001 in lieu of maintaining compensating balances.

NOTE 3—INVESTMENT SECURITIES

The aggregate amortized cost and market values of the available for sale securities portfolio at the periods indicated were as follows:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations	$115,837	$1	$5,206	$110,632
Mortgage-backed securities	1,746,373	9,893	19,226	1,737,040
Municipal securities	17,326	900	—	18,226
Other debt securities	211,640	9,699	727	220,612

Total securities available for sale	$2,091,176	$20,493	$25,159	$2,086,510

December 31, 2002
Securities available for sale:
U.S. Treasury and government agencies and corporations	$54,074	$199	$—	$54,273
Mortgage-backed securities	1,767,095	28,258	570	1,794,783
Municipal securities	19,873	1,254	—	21,127
Other debt securities	121,656	3,353	1,963	123,046

Total securities available for sale	$1,962,698	$33,064	$2,533	$1,993,229

The aggregate amortized cost and market values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2003		2002
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
In one year or less	$8,837	$8,907	$8,853	$8,900
After one year through five years	11,959	12,579	17,593	18,503
After five years through ten years	38,898	36,740	25,374	25,911
Over ten years	285,109	291,244	143,783	145,132
Mortgage-backed securities	1,746,373	1,737,040	1,767,095	1,794,783

Total securities available for sale	$2,091,176	$2,086,510	$1,962,698	$1,993,229

The following table presents temporarily impaired investment securities in the portfolio at December 31, 2003.

	Less Than Twelve Months		Twelve Months Or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securities available for sale:
U.S. Treasury and government agencies and corporations	$55,274	$5,206	$—	$—	$55,274	$5,206
Mortgage-backed securities	934,234	19,226	—	—	934,234	19,226
Other debt securities	49,695	336	2,245	391	51,940	727

Total	$1,039,203	$24,768	$2,245	$391	$1,041,448	$25,159

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or permanent in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. By themselves, declines in value due to interest rate changes do not result in the conclusion that an other than temporary impairment has occurred.

At December 31, 2003, $1.04 billion of the Corporation’s investment securities had unrealized losses that are considered temporary. Of this amount, 98% are Aaa rated and 2% are A or BBB rated. Only two securities, totaling $3.7 million, are below BBB rated or are unrated. The majority of the investment securities with unrealized losses were mortgage-backed securities, which declined in value due to the interest rate environment during 2003. The portfolio only contained one security, with a fair value of $2.2 million, that had unrealized losses for twelve months or longer. This debt security declined in value as a result of earnings weakness of the issuer in late 2002. At December 31, 2003, the unrealized loss had improved significantly due to the improved financial condition of the issuer.

Debt securities totaling $10.4 million were determined to be other than temporarily impaired in 2002. A pre-tax charge of $8.7 million that reduced the basis of the securities to their fair value was included in gross losses on securities. Accrued interest of $189 thousand was reversed from interest income. This security was subsequently disposed of in late 2002 for a gross gain of $163 thousand.

Debt securities totaling $4.3 million were determined to be other than temporarily impaired in 2001 as a result of potential liquidity difficulties faced by the issuer. A pre-tax charge of $1.9 million that reduced the basis of these securities to their fair value was included in gross losses on securities in 2001. In addition, accrued interest of $188 thousand was reversed from interest income. Interest payments continued to be received as stipulated by the debt agreement, therefore the security was returned to accrual status in 2002 and at December 31, 2003 has substantially recovered in value.

The table below provides the sales proceeds and the components of net securities gains from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains are included in Net Gains (Losses).

(in thousands)	2003	2002	2001
Sales proceeds	$1,230,056	$1,086,314	$786,915

Gross gains	$13,545	$14,376	$14,918
Gross losses	4,388	9,747	3,476

Net securities gains	$9,157	$4,629	$11,442

At December 31, 2003, a net unrealized after-tax loss of $3.0 million on the securities portfolio was reflected in Net Accumulated OCI, compared to a net unrealized after-tax gain of $19.8 million at December 31, 2002.

Securities with a market value of $1.4 billion and $1.0 billion at December 31, 2003 and 2002, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 4—LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below.

(in thousands)	2003	2002
Consumer:
Home equity	$505,465	$373,317
Marine	464,474	418,966
Acquired residential mortgage	611,157	545,323
Residential real estate mortgage	78,164	168,869
Other direct	37,911	51,393
Other indirect	11,810	37,475

Total consumer	1,708,981	1,595,343
Commercial business	386,603	376,065
Residential real estate construction	161,932	119,732
Commercial real estate construction	208,594	238,344
Commercial real estate mortgage	318,436	231,079

Total loans	$2,784,546	$2,560,563

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31:

(in thousands)	2003	2002	2001
Balance at beginning of the year	$33,425	$34,611	$38,374
Transfer to other liabilities	(262)	—	—
Allowance related to securitized loans	—	—	(690)
Provision for loan losses	9,936	9,825	17,940
Loans charged-off	(10,415)	(15,397)	(22,623)
Less recoveries of loans previously charged-off	2,855	4,386	1,610

Net loans charged-off	(7,560)	(11,011)	(21,013)

Balance at end of the year	$35,539	$33,425	$34,611

At December 31, 2003, 2002 and 2001, the recorded investment in commercial loans that were on non-accrual status, and therefore considered impaired, totaled $3.2 million, $650 thousand and $3.8 million, respectively. There was no related allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $21 thousand in 2003, $27 thousand in 2002 and $626 thousand in 2001 would have been recorded. No interest income was recognized on these loans during 2003. The average recorded investment in impaired commercial loans was approximately $977 thousand in 2003 and $388 thousand in 2002.

NOTE 5—PREMISES AND EQUIPMENT

Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 13 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(in thousands)	Estimated Life	2003	2002
Land	—	$8,326	$8,326
Buildings and leasehold improvements	2 - 40 years	32,509	29,810
Furniture and equipment	2 - 15 years	73,013	65,361

Total premises and equipment		113,848	103,497
Less accumulated depreciation and amortization		64,273	56,466

Net premises and equipment		$49,575	$47,031

During 2001, the Corporation, as lessor, entered into a 50-year land lease for the property adjacent to the Corporation’s headquarters. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space adequate to meet the Corporation’s future incremental operational requirements. The lease provides for annual payments of $340 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000 the lease was renegotiated and at December 31, 2003 has nine years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to twenty years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2003.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2004	$10,066	$14	$336	$10,388
2005	9,310	—	226	9,536
2006	7,758	—	64	7,822
2007	6,514	—	21	6,535
2008	5,454	—	—	5,454
2009 and thereafter	28,762	—	—	28,762

Total	$67,864	$14	$647	$68,497

Rental expense for premises and equipment was $10.8 million in 2003, $10.0 million in 2002 and $9.3 million in 2001.

NOTE 6—INTANGIBLE ASSETS

In September 2000, the Corporation acquired Harbor Federal Bancorp using the purchase method of accounting and allocated the purchase price to the fair value of the net assets acquired. This allocation resulted in $8.3 million of goodwill and $2.6 million of deposit-based intangibles. Under the provisions of SFAS No. 142 which the Corporation adopted in 2002, the Corporation ceased amortization of goodwill. The Corporation continues to amortize the deposit-based intangible over seven years. Testing of goodwill balances was completed at the time of the implementation of SFAS No. 142 and no impairment of goodwill existed at that date. The Corporation continues to periodically monitor the balances for any indication of potential impairment in addition to annual impairment testing of the goodwill balances.

The table presented below reflects the impact of the adoption of SFAS No. 142 on a consistent basis for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Net Income:
Reported net income	$51,455	$48,305	$41,465
Add back goodwill amortization	—	—	484

Adjusted net income	$51,455	$48,305	$41,949

Basic Earnings Per Share:
Reported net income	$2.10	$1.94	$1.61
Add back goodwill amortization	—	—	0.02

Adjusted net income	$2.10	$1.94	$1.63

Diluted Earnings Per Share:
Reported net income	$2.05	$1.88	$1.56
Add back goodwill amortization	—	—	0.02

Adjusted net income	$2.05	$1.88	$1.58

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2003 and 2002.

(in thousands)	Goodwill	Accumulated Amortization	Deposit-based Intangible	Accumulated Amortization	Total

Balance at January 1, 2002	$8,314	$(622)	$2,600	$(545)	$9,747
Amortization expense for 2002	—	—	—	(407)	(407)

Balance at December 31, 2002	8,314	(622)	2,600	(952)	9,340
Amortization expense for 2003	—	—	—	(408)	(408)

Balance at December 31, 2003	$8,314	$(622)	$2,600	$(1,360)	$8,932

The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2003:

(in thousands)
2004	$408
2005	365
2006	280
2007	187

Total unamortized deposit-based intangible	$1,240

NOTE 7—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2003	Weighted Average Rate	2002	Weighted Average Rate
Noninterest-bearing	$579,058	—%	$492,661	—%
Money market/demand	912,247	0.40	847,966	1.05
Savings	701,524	0.32	662,021	0.71
Direct time certificates of deposits	655,563	2.10	775,546	3.08
Broker certificates of deposit	231,157	6.26	409,772	6.15

Total deposits	$3,079,549	1.11%	$3,187,966	1.97%

The contractual maturities of certificates of deposit at December 31, 2003 are shown in the following table.

(in thousands)
2004	$595,107
2005	154,537
2006	76,546
2007	30,857
2008	27,040
After 2008	2,633

Total certificates of deposit	$886,720

Time deposits with a denomination of $100,000 or more were $113.6 million and $135.8 million at December 31, 2003 and 2002, respectively. The contractual maturities of these deposits at December 31, 2003 are shown in the following table.

(dollars in thousands)	Amount	%
Three months or less	$40,789	35.9%
After three months through six months	15,207	13.4
After six months through twelve months	19,718	17.3
After twelve months	37,904	33.4

Total	$113,618	100.0%

Demand deposit overdrafts that have been reclassified as loan balances were $5.2 million and $3.0 million at December 31, 2003 and 2002, respectively.

NOTE 8—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2003	2002
Securities sold under repurchase agreements	$240,798	$233,748
Federal funds purchased	245,000	304,000
Federal Home Loan Bank advances - variable rate	140,000	—
Other short-term borrowings	2,063	2,010

Total short-term borrowings	$627,861	$539,758

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2003	2002	2001
Balance at December 31	$485,798	$537,748	$364,278
Average balance during the year	476,801	398,229	320,301
Maximum month-end balance	594,693	486,720	423,068

Weighted average rate during the year	0.98%	1.57%	3.53%
Weighted average rate at December 31	0.85	1.15	1.55

At December 31, 2003 the Corporation had $492 million in unused federal funds lines. The weighted average rate on the variable rate Federal Home Loan Bank advances was 1.20% at December 31, 2003.

NOTE 9—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2003	Average Rate	2002	Average Rate

Federal Home Loan Bank advances - fixed rate	$138,540	6.52%	$292,609	6.88%
Federal Home Loan Bank advances - variable rate	809,517	2.63	351,826	3.23
Trust preferred securities	144,619	6.53	76,986	9.02
Term repurchase agreements	60,625	3.63	93,125	3.21

Total long-term debt	$1,153,301	3.64	$814,546	5.09

At December 31, 2003, investment securities and certain real estate loans with carrying values of $832.4 million and $398.6 million, respectively, collateralize the Federal Home Loan Bank (“FHLB”) advances and term repurchase agreements. At December 31, 2003, the Corporation had $144 million in unused lines of credit at the FHLB.

The principal maturities of long-term debt at December 31, 2003 are presented below.

(in thousands)
2004	$192,192
2005	382,986
2006	171,631
2007	148,258
2008	90,497
After 2008	167,737

Total long-term debt	$1,153,301

In 1998, 2000 and 2003, the Corporation formed new wholly owned statutory business trusts, Provident Trust I (“Trust I”), Provident Trust II (“Trust II”) and Provident Trust III (“Trust III”), respectively. Trust I issued $40.0 million 8.29%, Trust II issued $30.0 million 10.0% and Trust III issued $71.0 million at a variable rate of LIBOR plus 2.85% that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in an equivalent amount of 8.29%, 10% and 4.02% (floating) junior subordinated debentures of the Corporation due in 2028, 2030 and 2033, respectively. The subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust’s securities obligations. For financial reporting purposes, each trust is treated as a subsidiary of the Corporation and consolidated in the corporate financial statements. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt. The trust preferred securities are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations.

The trust preferred securities pay cash distributions which are payable semiannually for Trust I and quarterly for Trust II and Trust III, based on their applicable rate and liquidation preference of $1,000 per security. Distributions to the holders of the trust preferred securities are included in Interest Expense. Under the provisions of the subordinated debentures, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative.

The securities of Trust I are redeemable in whole or in part on or after April 15, 2008. Trust II securities are redeemable in whole or in part on or after February 28, 2005. Trust III securities are redeemable in whole or in part on or after December 17, 2008. Any of the securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

NOTE 10—STOCKHOLDERS’ EQUITY

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 277,716 and 1,079,400 shares of common stock at a cost of $7.8 million and $24.7 million during 2003 and 2002, respectively. At December 31, 2003, the Corporation had remaining authority to repurchase up to 730,331 shares under its current authorization.

The Corporation’s Option Plan covers a maximum of 6.7 million shares of common stock that has been reserved for issuance under the Option Plan. The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation’s board of directors. All options have a maximum duration of ten years from the date of grant. Options granted have a one, three or five year vesting schedule. A minority of options have vesting provisions which may be accelerated on the attainment of specific benchmarks related to the Corporation’s performance which will fully vest irrespective of the attainment of the benchmarks at nine years and six months after the date of grant. These performance benchmarks were reasonably expected to be attainable within three to five years which was consistent with the time vesting formula for all other options granted. Regardless of the vesting schedule, all options vest immediately upon a change in control.

The following table presents a summarization of the activity related to the options for the periods indicated:

	2003		2002		2001
	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price
Outstanding, January 1,	2,401,447	$17.51	2,322,148	$15.47	2,809,208	$13.97
Granted	409,000	23.81	404,500	24.55	84,175	22.02
Exercised	(438,042)	13.09	(296,515)	11.21	(452,722)	6.43
Canceled or expired	(281,379)	13.85	(28,686)	17.16	(118,513)	19.09

Outstanding, December 31,	2,091,026	20.15	2,401,447	17.51	2,322,148	15.47

Options exercisable at year-end	1,434,449		1,640,595		1,602,451
Options available for granting under the option plan	1,506,241		633,375		969,156
Weighted average fair value of options granted during the year		$4.65		$4.70		$5.06

The table below provides information on the stock options outstanding at December 31, 2003.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Common Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Common Shares Exercisable	Weighted Average Exercise Price
$ 0.00-3.08	1,241	$0.70	3.1	1,241	$0.70
3.09-6.16	64,908	4.85	1.6	64,908	4.85
6.17-9.25	49,799	7.86	0.9	49,799	7.86
9.26-12.33	76,280	10.34	2.8	76,277	10.34
12.34-15.41	314,312	13.54	6.0	314,312	13.54
15.42-18.49	230,512	17.90	5.4	230,512	17.90
18.50-21.58	274,242	19.50	6.6	273,742	19.49
21.58-24.66	478,186	23.52	8.8	52,907	23.55
24.67-27.74	367,992	24.84	7.9	150,697	24.87
27.75-30.83	233,554	27.95	4.5	220,054	27.78

	2,091,026	$20.15	6.4	1,434,449	$18.35

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $6.8 million and $12.4 million for the years ended December 31, 2003 and 2002, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At December 31, 2003 and 2002, the Corporation recorded a cumulative decline in the fair value of derivatives of $3.6 million and $2.4 million, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the year ended December 31, 2003, the Corporation had an ineffective portion of a hedge which resulted in a $97 thousand charge to earnings. For the year ended December 31, 2002, the Corporation had no ineffective hedges.

The table below presents the Corporation’s open derivative positions at the periods indicated:

(in thousands) Derivative Type	Hedge Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2003
Interest rate swaps:
Pay fixed/receive variable	Borrowing cost	$510,000	$—	$(2,455)
Pay fixed/receive variable	Loan rate risk	50,442	148	148
Receive fixed/pay variable	Borrowing cost	70,000	6,667	6,667
Interest rate caps/corridors	Borrowing cost	400,000	6,472	6,472

.		$1,030,442	$13,287	$10,832

December 31, 2002
Interest rate swaps:
Pay fixed/receive variable	Borrowing cost	$45,000	$—	$(3,396)
Receive fixed/pay variable	Borrowing cost	157,750	12,368	12,368
Interest rate caps/corridors	Borrowing cost	162,000	37	37

		$364,750	$12,405	$9,009

The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $9.3 million before taxes to be recognized into earnings out of OCI in the next twelve months. This amount represents amortization of $2.2 million for interest rate caps and corridors, and $7.1 million recognized from interest rate swaps. The $7.1 million is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $463 thousand on interest rate caps and corridors and $879 thousand on the interest rate swaps.

At December 31, 2003, the Corporation had deferred gains of $2.8 million and deferred losses of $4.7 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2009, based on the lives of the underlying assets. At December 31, 2002, the Corporation had deferred gains of $1.8 million and deferred losses of $2.3 million.

NOTE 12—CONTINGENCIES AND OFF BALANCE SHEET RISK

Securitizations and Recourse Provision

During 1999 through 2001, the Corporation securitized a total of $946 million of its acquired residential loan portfolio. These loans were securitized with Fannie Mae and the respective securities were placed into the Corporation’s investment portfolio. In November 2003, the Corporation desecuritized the remaining $54 million of these securities and transferred the underlying loans back to the loan portfolio.

The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $166.6 million at December 31, 2002. A recourse liability was established by the Corporation based upon management’s assessment of the credit risk inherent in the loans. The recourse liability amounted to $2.8 million at December 31, 2002. Net charges to the recourse liability amounted to $1.3 million and $850 thousand for the years ended December 31, 2003 and 2002, respectively. The recourse liability of $1.4 million has been eliminated, as it is no longer necessary due to the desecuritization in 2003.

Concentrations of Credit Risk

Commercial construction and mortgage loan receivables from real estate developers represent $613.0 million and $514.3 million of the total loan portfolio at December 31, 2003 and 2002, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $611.2 million and $545.3 million in acquired home equity loans at December 31, 2003 and 2002, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $454.8 million and $419.0 million at December 31, 2003 and 2002, respectively.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $1.74 billion and $1.77 billion at December 31, 2003 and 2002, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. Management is of the opinion that credit risk is minimal.

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31 were as follows:

(in thousands)	2003	2002
Commercial credit	$434,685	$408,799
Consumer revolving credit	344,083	281,600
Residential mortgage credit	10,218	28,314
Performance standby letters of credit	67,759	49,327
Commercial letters of credit	125	414

Total loan commitments	$856,870	$768,454

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions arising in the ordinary course of business. All such actions, in the aggregate, involve amounts that are believed by management to be immaterial to the financial condition and results of operations of the Corporation.

NOTE 13—RELATED PARTY TRANSACTIONS

Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer. The schedule below presents information on these loans:

(in thousands)	Balance at December 31, 2002	Additions	Reductions	Balance at December 31, 2003
Loan activity	$24,387	$12,767	$16,568	$20,586

NOTE 14—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2003	2002	2001
Net gains (losses):
Securities:
Sales	$9,157	$13,289	$13,391
Write-down for other than temporary impairment	—	(8,660)	(1,949)

Total net gains on securities	9,157	4,629	11,442
Debt extinguishment	(15,298)	(3,011)	—
Asset sales	1,762	1,168	285

Net gains (losses)	$(4,379)	$2,786	$11,727

Other non-interest income:
Other loan fees	$3,278	$3,016	$2,614
Cash surrender value income	3,513	3,921	3,921
Mortgage banking fees and services	517	504	405
Other	4,953	3,420	2,848

Total other non-interest income	$12,261	$10,861	$9,788

Other non-interest expense:
Advertising and promotion	$8,046	$7,915	$7,579
Communication and postage	6,169	5,818	5,605
Printing and supplies	2,640	2,508	2,775
Regulatory fees	902	973	1,707
Professional services	2,006	2,465	2,227
Other	10,559	11,570	14,758

Total other non-interest expense	$30,322	$31,249	$34,651

In the normal course of business, the Corporation may extinguish debt prior to its maturity. During 2003 and 2002 the Corporation extinguished $140 million and $113 million, respectively. These early extinguishments resulted in losses of $15.3 million and $3.0 million for the years ended December 31, 2003 and 2002, respectively.

NOTE 15—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2003	2002	2001
Current income tax expense (benefit):
Federal	$12,817	$24,610	$29,829
State	190	(60)	5

Total current	13,007	24,550	29,834
Deferred income tax expense (benefit)	4,408	(2,837)	(10,652)

Total income tax expense	$17,415	$21,713	$19,182

The adoption of SFAS No. 133 in 2001 resulted in tax benefits of $618 thousand that were included in total income tax expense. Exclusive of the tax impact of SFAS No. 133, tax expense from continuing operations in 2001 was $19.8 million, as reflected in the Consolidated Statements of Income.

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2003		2002		2001
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$24,104	35.0%	$24,507	35.0%	$21,226	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(1,596)	(2.3)	(1,824)	(2.6)	(1,965)	(3.3)
Disallowed interest expense	86	0.1	179	0.2	220	0.4
Employee benefits	(149)	(0.2)	(205)	(0.3)	(127)	(0.2)
Low income housing credit	(302)	(0.4)	(302)	(0.4)	(290)	(0.5)
State and local income taxes, net of federal income tax	1,216	1.8	580	0.1	(1,652)	(2.7)
Other	102	0.1	(651)	(0.9)	89	0.2
Change in valuation allowance	(6,046)	(8.8)	(571)	(0.1)	1,681	2.7

Total combined effective income tax rate	$17,415	25.3%	$21,713	31.0%	$19,182	31.6%

SFAS No. 109, “Accounting of Income Taxes” provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. At December 31, 2002, the Corporation had a valuation allowance of $7.5 million associated with state income tax benefits. Included in tax expense for 2003 is a benefit of $6.0 million associated with the realization of accumulated state income tax benefits as it has become more likely than not that accumulated deferred benefits will be utilized in the foreseeable future.

The net tax benefit recorded directly to stockholders’ equity related to exercised stock options was $3.1 million, $1.4 million and $2.6 million for 2003, 2002 and 2001, respectively.

Tax expense associated with net realized investment securities gains was $3.2 million in 2003, $1.6 million in 2002 and $4.0 million in 2001.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2003 and 2002 are presented below.

	2003		2002
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$6,417	$—	$6,497
Reserve for loan loss	12,201	—	10,776	—
State tax receivable	10,982	—	11,112	—
Depreciation	—	17,027	—	11,435
Unrealized losses on debt securities	1,633	—	—	10,686
Leasing activities	10,199	—	6,614	—
REIT dividend	—	1,352	480	—
Employee benefits	—	535	2,563	—
Deferred tax liability on securities transactions	—	228	—	369
Purchase accounting adjustments	238	—	651	—
Write-down of property held for sale	703	—	961	—
SFAS No. 133 related adjustments	671	—	671	—
Deposit-based intangible	—	432	—	574
Cash flow hedges	1,915	—	1,304	—
Harbor Federal expenses	920	—	1,019	—
Gain on sale/leaseback	—	—	132	—
Capitalized real estate owned costs	—	—	42	—
Minimum pension liability	—	—	1,348	—
All other	234	793	3,412	708

Subtotal	39,696	26,784	41,085	30,269
Less valuation allowance	1,441	—	7,487	—

Total	$38,255	$26,784	$33,598	$30,269

At December 31, 2003, the Corporation had state net operating loss carryforwards of $229 million that begin to expire in 2009 if not utilized.

NOTE 16—EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Basic earnings per share does not include the effect of any potentially dilutive transactions or conversions. Diluted earnings per share reflects the potential dilution of earnings per share which could occur under the treasury stock method if contracts to issue common stock, such as stock options, were exercised and shared in corporate earnings. All prior period data has been restated to provide for the effect of stock dividends issued in 2001.

The following table presents a summary of per share data and amounts for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2003	2002	2001
Qualifying net income	$51,455	$48,305	$41,465
Basic EPS shares	24,495	24,896	25,767
Basic EPS	$2.10	$1.94	$1.61
Dilutive shares	647	735	895
Diluted EPS shares	25,142	25,631	26,662
Diluted EPS	$2.05	$1.88	$1.56

NOTE 17—OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as net income plus transactions and other occurrences that are the result of non-owner changes in equity. For financial statements presented for the Corporation, non-owner equity changes are comprised of unrealized gains or losses on available for sale debt securities, unrealized gains or losses attributable to derivatives that will be accumulated with net income from operations, and any minimum pension liability adjustment. These do not have an impact on the Corporation’s results of operations. Below are the components of Other Comprehensive Income (Loss) and the related tax effects allocated to each component.

	Year ended December 31,
(in thousands)	2003	2002	2001
Net unrealized holding gains (losses) on debt securities	$(26,040)	$44,146	$18,909
Related tax expense (benefit)	(9,114)	15,451	6,618

Net unrealized holding gains (losses) on debt securities	(16,926)	28,695	12,291

Less reclassification adjustments for gains realized in net income	9,157	4,629	11,442
Related tax expense	3,205	1,620	4,005

Net reclassification adjustment	5,952	3,009	7,437

Net unrealized losses on derivatives	(1,746)	(2,776)	(949)
Related tax benefit	(611)	(972)	(332)

Net unrealized losses on derivatives	(1,135)	(1,804)	(617)

Minimum pension liability adjustment	3,852	(3,852)	—
Related tax expense (benefit)	1,348	(1,348)	—

Net minimum pension liability adjustment	2,504	(2,504)	—

Other comprehensive income (loss)	$(21,509)	$21,378	$4,237

The following table presents Net Accumulated Other Comprehensive Income (Loss) for the periods indicated:

(in thousands)	Fair Value Adjustments on Securities Available for Sale	Fair Value Adjustments on Derivatives	Minimum Pension Liability Adjustment	Net Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2000	$(10,695)	$—	$—	$(10,695)
Change in adjustment, net of taxes	4,854	(617)	—	4,237

Balance at December 31, 2001	(5,841)	(617)	—	(6,458)
Change in adjustment, net of taxes	25,686	(1,804)	(2,504)	21,378

Balance at December 31, 2002	19,845	(2,421)	(2,504)	14,920
Change in adjustment, net of taxes	(22,878)	(1,135)	2,504	(21,509)

Balance at December 31, 2003	$(3,033)	$(3,556)	$—	$(6,589)

NOTE 18—EMPLOYEE BENEFIT PLANS

Pension Plan

The Corporation’s non-contributory defined benefit pension plan covers substantially all full-time employees with at least one year of service and provides an optional lump sum or monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation’s policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, plus such additional amounts as the Corporation deems appropriate.

Postretirement Benefits

In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach age 60 may become eligible for these benefits, contingent upon the completion of twenty years of service. The health care plan is a contributory plan, in which the retirees are responsible for all premiums in excess of the Corporation’s contribution. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retirees is borne by the Corporation. At December 31, 2003 and 2002, this plan was unfunded.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status at January 1:

	Pension Plan		Postretirement Benefits
(in thousands)	2003	2002	2003	2002
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$32,835	$27,754	$2,202	$1,450
Service cost	1,678	1,528	207	224
Interest cost	2,137	2,038	142	130
Benefit payments	(2,826)	(1,622)	(291)	(204)
Actuarial loss (gain)	2,050	3,137	(790)	602

Projected benefit obligation at December 31,	35,874	32,835	1,470	2,202

Change in Plan Assets:
Plan assets fair value at January 1,	25,049	26,896	—	—
Employer contributions	11,063	1,672	290	204
Benefit payments	(2,826)	(1,622)	(290)	(204)
Actual return on plan assets	5,360	(1,897)	—	—

Plan assets fair value at December 31,	38,646	25,049	—	—

Plan assets in excess of (less than) projected benefit obligation	2,772	(7,786)	(1,470)	(2,202)
Unrecognized net actuarial gain	5,997	7,127	930	388
Unrecognized prior service cost	1,061	1,073	(1,290)	55
Unrecognized net obligation (asset) arising at transition at January 1,	—	(17)	486	540

Prepaid (accrued) pension cost recognized	$9,830	$397	$(1,344)	$(1,219)

Impact on Financial Condition

Amounts recognized in the Consolidated Statements of Condition consist of the following at December 31:

	Pension Plan		Postretirement Benefits
(in thousands)	2003	2002	2003	2002
Prepaid pension cost	$9,830	$397	$—	$—
Accrued benefit cost	—	(4,925)	(1,344)	(1,219)
Intangible assets	—	1,073	—	—
Accumulated other comprehensive income (loss)	—	3,852	—	—

Net amount recognized	$9,830	$397	$(1,344)	$(1,219)

Reconciliation of Prepaid (Accrued) Pension Cost

	Pension Plan
(in thousands)	2003	2002
Prepaid (accrued) pension cost, January 1,	$397	$(340)
Contributions	11,063	1,672
Net pension (expense) benefit	(1,630)	(935)

Prepaid pension cost, December 31,	$9,830	$397

During 2002 the decline in fair value of the plan assets resulted in a projected benefit obligation that exceeded the plan assets, resulting in an additional liability of $4.9 million to the plan. This amount, net of amounts previously accrued, represented an additional liability recorded by the Corporation. An offsetting amount of $2.5 million, representing the minimum pension liability, net of tax and any unrecognized prior service cost, was reflected as a component of OCI at December 31, 2002. At December 31, 2003, the fair value of plan assets exceeded the projected benefit obligation. As a result, in 2003 the additional liability of $4.9 million recorded in 2002 was reversed along with the minimum pension liability component of OCI.

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the year ended December 31 includes the following components:

	Pension Plan			Postretirement Benefits
(in thousands)	2003	2002	2001	2003	2002	2001
Service cost - benefits earned during the year	$1,677	$1,528	$1,336	$207	$224	$138
Interest cost on projected benefit obligation	2,137	2,038	1,921	141	130	99
Expected return on plan assets	(2,459)	(2,497)	(2,791)	—	—	—
Net amortization and deferral of loss (gain)	275	(134)	(227)	67	62	45

Net pension cost included in employee benefits expense	$1,630	$935	$239	$415	$416	$282

Assumption Information

	Pension Plan			Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Weighted average assumption used in determining actuarial present value of projected benefit obligation at December 31:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Weighted average assumption used in determining net periodic benefit cost:
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.50%	9.50%	10.0%

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels. The vast majority of the rate of returns for plan asset classes over 5, 10, 15, 20, 25 and 30 year periods were greater than or equal to a 8.5% nominal return for 2003, 9.5% for 2002 and 10% for 2001.

Pension Plan Assets

The investment objective for the pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Specific guidelines are to achieve a total return from investment income and capital appreciation that exceeds the annual rate of inflation by 3 to 5% over a five-year period while insuring adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The composition of the portfolio is covered by the following parameters – equities: 40-70%, fixed income: 15-60%, and cash and equivalents: 0-35%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor reviews the asset mix and portfolio performance with management.

The Corporation’s pension plan weighted-average asset allocations at December 31 by asset category were as follows:

	Pension Plan
	2003	2002
Equity securities	57.7%	56.5%
Debt securities	31.8	38.6
Cash	10.5	4.9

	100.0%	100.0%

Contributions

During 2003, the Corporation contributed $11.1 million to the pension plan. Future contributions may occur based upon the value of the plan assets as compared to the projected benefit obligation. Management meets periodically with the trustees of the plan to review asset values, performance of the plan’s investments and the assessment of the benefit obligation. Combining these factors in addition to the expected future performance of the plan assets management may determine that additional funding of the plan would be prudent. The Corporation currently can contribute an additional $6.4 million under ERISA guidelines.

The assumed health care cost rates could have a significant effect for the health care benefits to retirees. A one percent change in assumed health care cost trend rates would have the following effects:

(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$58	$47
Effect on postretirement benefit obligation	80	71

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $1.6 million, $1.6 million and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively.

NOTE 19—REGULATORY CAPITAL

The Corporation and the Bank are subject to various capital adequacy guidelines imposed by federal and state regulatory agencies. Under these guidelines, the Corporation and the Bank must meet specific capital adequacy requirements that are quantitative measures of their respective assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.

The Corporation’s and the Bank’s core (or Tier 1) capital is equal to total Stockholders’ Equity less Net Accumulated OCI plus capital securities less intangible assets. Total regulatory capital consists of core capital plus the allowance for loan losses, subject to certain limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as Tier 1 capital of the Corporation subject to a 25% limitation. The leverage ratio represents core capital, as defined above, divided by average total assets. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets as prescribed by regulation. Risk-weighted assets are determined by applying a weighting to asset categories and certain off-balance sheet commitments based on the level of credit risk inherent in the assets.

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2003. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of additional paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum regulatory capital requirements must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,		Minimum Regulatory Requirements	To be “Well Capitalized”
(dollars in thousands)	2003	2002	2003	2002
Total equity capital per consolidated financial statements	$324,765	$315,635	$452,670	$375,043
Qualifying minority interest in consolidated subsidiaries	110,341	70,000	—	—
Minimum pension liability	—	(2,504)	—	(2,504)
Accumulated other comprehensive (income) loss	6,589	(14,920)	6,589	(14,920)

Adjusted capital	441,695	368,211	459,259	357,619
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(8,932)	(9,340)	(1,240)	(1,648)

Total tier 1 capital	432,763	358,871	458,019	355,971

Adjustments for tier 2 capital:
Cumulative perpetual stock includable in tier 2 capital	30,659	—	—	—
Allowance for loan losses	35,539	33,425	35,539	33,425
Allowance for letter of credit losses	343	—	343	—

Total tier 2 capital adjustments	66,541	33,425	35,882	33,425

Total regulatory capital	$499,304	$392,296	$493,901	$389,396

Risk-weighted assets	$3,258,851	$3,088,448	$3,251,678	$3,078,329
Quarterly regulatory average assets	5,094,719	4,802,101	5,087,192	4,801,060

Ratios:
Tier 1 leverage	8.49%	7.47%	9.00%	7.41%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	13.28	11.62	14.09	11.56	4.00	6.00
Total regulatory capital to risk-weighted assets	15.32	12.70	15.19	12.65	8.00	10.00

NOTE 20—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Retail Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank operates in the Baltimore-Washington corridor, northern Virginia and southern York County, Pennsylvania. The Bank offers its services to customers in its expanding market area through 59 traditional and 59 in-store banking offices. Additionally, the Bank offers its customers 24-hour banking services through 183 ATMs, telephone banking and the Internet. Retail banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation’s funds transfer pricing system utilizes a matched maturity methodology that assigns a cost-of-funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the retail and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment’s fully taxable equivalent income and the Corporation’s effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Retail Banking	Treasury & Administration	Total
2003:
Net interest income	$32,425	$95,999	$20,456	$148,880
Provision for loan losses	174	7,386	2,376	9,936

Net interest income after provision for loan losses	32,251	88,613	18,080	138,944
Non-interest income	8,745	85,184	(5,556)	88,373
Non-interest expense	14,772	118,256	25,419	158,447

Income (loss) before income taxes	26,224	55,541	(12,895)	68,870
Income tax expense (benefit)	6,631	14,045	(3,261)	17,415

Net income (loss)	$19,593	$41,496	$(9,634)	$51,455

Total assets	$1,001,557	$2,591,684	$1,614,607	$5,207,848

2002:
Net interest income	$28,297	$93,229	$19,998	$141,524
Provision for loan losses	32	10,980	(1,187)	9,825

Net interest income after provision for loan losses	28,265	82,249	21,185	131,699
Non-interest income	7,206	79,086	2,888	89,180
Non-interest expense	13,856	112,189	24,816	150,861

Income (loss) before income taxes	21,615	49,146	(743)	70,018
Income tax expense (benefit)	6,703	15,241	(231)	21,713

Net income (loss)	$14,912	$33,905	$(512)	$48,305

Total assets	$898,336	$2,588,754	$1,403,632	$4,890,722

2001:
Net interest income	$24,642	$97,280	$17,239	$139,161
Provision for loan losses	5,010	16,004	(3,074)	17,940

Net interest income after provision for loan losses	19,632	81,276	20,313	121,221
Non-interest income	5,758	68,456	12,468	86,682
Non-interest expense	14,979	109,009	21,490	145,478

Income before income taxes	10,411	40,723	11,291	62,425
Income tax expense	3,302	12,917	3,581	19,800

Income before accounting change	7,109	27,806	7,710	42,625
Cumulative effect of accounting change	—	—	(1,160)	(1,160)

Net income	$7,109	$27,806	$6,550	$41,465

Total assets	$855,397	$2,662,791	$1,381,529	$4,899,717

NOTE 21—FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”) requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where feasible, in an effort to provide financial statement users with information in making rational investment and credit decisions. To estimate the fair value of each class of financial instrument the Corporation applied the following methods using the indicated assumptions:

Cash and Due from Banks and Short-Term Investments

Carrying amount

Mortgage Loans Held for Sale

Contract price between Corporation and third party

Securities Available for Sale

Quoted market prices or dealer quotes

Loans

Loans that have homogeneous characteristics, such as residential mortgages and installment loans, are valued using discounted cash flows. All other loans are valued using discount rates that reflect credit risks of the borrower, types of collateral and remaining maturities.

Other Assets

Cash surrender value of the related insurance contracts as provided by the carrier

Deposits

Demand deposits, savings accounts and money market deposits are valued at the amounts payable on demand at the reporting date. Certificates of deposit are valued using the rates currently offered for deposits of similar remaining maturities.

Borrowings

Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities

Derivative Financial Instruments

Interest rate swaps and cap/corridor arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2003		2002
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$127,048	$127,048	$145,063	$145,063
Short-term investments	1,137	1,137	3,129	3,129
Mortgage loans held for sale	5,016	5,024	8,899	8,904
Securities available for sale	2,086,510	2,086,510	1,993,229	1,993,229
Loans, net of allowance	2,749,007	2,826,502	2,527,138	2,594,386
Other assets	74,719	74,719	72,530	72,530
Liabilities:
Deposits	3,079,549	3,093,822	3,187,966	3,222,227
Short-term borrowings	627,861	627,881	539,758	540,073
Long-term debt	1,153,301	1,130,929	814,546	828,826
Derivative financial instruments	10,832	10,832	9,009	9,009

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 22—PARENT COMPANY FINANCIAL INFORMATION

The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	2003	2002	2001
Interest income from bank subsidiary	$15	$16	$25
Dividend income from subsidiaries	25,466	42,865	75,986

Total income	25,481	42,881	76,011

Operating expenses	3,120	3,444	6,521

Income before income taxes and equity in undistributed income of subsidiaries	22,361	39,437	69,490
Income tax benefit	856	1,106	2,179

	23,217	40,543	71,669
Equity in undistributed income (loss) of subsidiaries	28,238	7,762	(30,204)

Net income	$51,455	$48,305	$41,465

Statements of Condition

	December 31,
(in thousands)	2003	2002
Assets:
Interest bearing deposit with bank subsidiary	$2,178	$414
Investment in subsidiaries	457,056	377,131
Other assets	15,405	17,935

Total assets	$474,639	$395,480

Liabilities:
Long-term debt	$148,981	$79,152
Other liabilities	893	693

Total liabilities	149,874	79,845

Stockholders’ equity:
Common stock	32,214	31,737
Additional paid-in capital	298,928	289,698
Retained earnings	153,545	124,862
Net accumulated other comprehensive income (loss) of bank subsidiary	(6,589)	14,920
Treasury stock, at cost	(153,333)	(145,582)

Total stockholders’ equity	324,765	315,635

Total liabilities and stockholders’ equity	$474,639	$395,480

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2003	2002	2001
Operating activities:
Net income	$51,455	$48,305	$41,465
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed income (loss) from subsidiaries	(28,238)	(7,762)	30,204
Other operating activities	2,730	(7,245)	(2,878)

Total adjustments	(25,508)	(15,007)	27,326

Net cash provided by operating activities	25,947	33,298	68,791

Investing activities:
Investment in bank subsidiary	(71,000)	—	(1,521)
Investment in trust subsidiary	(2,196)	—	—

Net cash used by investing activities	(73,196)	—	(1,521)

Financing activities:
Issuance of common stock	9,707	5,572	6,311
Purchase of treasury stock	(7,751)	(24,710)	(56,492)
Cash dividends on common stock	(22,772)	(21,192)	(19,563)
Issuance of trust preferred securities	73,196	—	—
Other financing activities	(3,367)	7,356	2,456

Net cash provided (used) by financing activities	49,013	(32,974)	(67,288)

Increase (decrease) in cash and cash equivalents	1,764	324	(18)
Cash and cash equivalents at beginning of year	414	90	108

Cash and cash equivalents at end of year	$2,178	$414	$90

Supplemental disclosures:
Income taxes paid (received)	$(1,135)	$1,054	$(2,563)
Stock dividend	—	—	28,659

NOTE 23—RECENT DEVELOPMENTS

On November 3, 2003, the Corporation announced it had reached a definitive agreement to acquire Southern Financial Bancorp, Inc. (“Southern Financial”). Southern Financial is headquartered in Warrenton Virginia and is the holding company for Southern Financial Bank. Following its pending acquisition of Essex Bancorp, Inc., Southern Financial will have approximately $1.5 billion in assets and operate 33 offices in the northern Virginia counties of Fairfax, Loudoun and Prince William; as well as Richmond, Charlottesville and the Tidewater areas. Pursuant to the agreement, Southern Financial will be merged with and into the Corporation. Shareholders of Southern Financial will receive 1.0875 shares of Corporation common stock and $11.125 in cash for each Southern Financial share outstanding, subject to possible adjustment under certain circumstances. The transaction is valued at approximately $330 million, or $44.50 per common share of the Southern Financial common stock. The transaction, which is subject to approval by regulatory authorities and the Corporation’s and Southern Financial’s shareholders, is expected to close in the second quarter of 2004.

Item 9. Changes in Accountants on Accounting and Financial Disclosure

On January 16, 2002, the Registrant’s Board of Directors, at the recommendation of its Audit Committee, dismissed PricewaterhouseCoopers LLP as the Registrant’s certifying accountants. This dismissal was reported in the Registrant’s Form 8-K, Item 4(a), filed with the Securities and Exchange Commission on January 23, 2002. On February 22, 2002, the Registrant’s Board of Directors, at the recommendation of its Audit Committee, engaged KPMG LLP as the Registrant’s certifying accountants for the Registrant’s fiscal year ended December 31, 2002. The appointment of KPMG LLP was reported in the Registrant’s Form 8-K, Item 4(b), filed with the Securities and Exchange Commission on February 27, 2002. Further information regarding changes in accountants is incorporated herein by reference to the text under “Ratification of Appointment of Independent Auditors” in the Corporation’s Joint Proxy Statement Prospectus.

Item 9A. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the directors and officers of Provident Bankshares Corporation and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections “Election of Directors,” “Other Information Relating to Directors and Executive Officers of Provident Bankshares” and “Additional Matters Relating to the Provident Bankshares Annual Meeting of Shareholders” in the Corporation’s proxy materials for the stockholders’ meeting to be held on April 21, 2004. The proxy materials will be included in the Corporation’s joint proxy statement-prospectus, filed as part of its Registration Statement on Form S-4, as amended, SEC file number 333-112083, relating to the Corporation’s proposed acquisition of Southern Financial Bancorp, Inc. (the “Joint Proxy-Statement Prospectus”). A copy of the code of ethics is available, without charge, upon written request to Robert L. Davis, General Counsel and Corporate Secretary, 114 East Lexington Street, Baltimore, Maryland 21202.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the text and tables under “Directors’ Compensation” and “Executive Compensation” in the Corporation’s Joint Proxy Statement-Prospectus.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the text and tables under “Ownership of Provident Bankshares Common Stock” and “Equity Compensation Plan Information” in the Corporation’s Joint Proxy Statement-Prospectus.

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the sections “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management” in the Corporation’s Joint Proxy Statement-Prospectus.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated herein by reference to “Ratification of Appointment of Independent Auditors” in the Corporation’s Joint Proxy Statement-Prospectus.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The exhibits and financial statements filed as a part of this report are as follows:

(1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.

(2) All financial statement schedules are omitted as the required information either is not applicable or is contained in the financial statements or related notes.

(3) Exhibits

The following is an index of the exhibits included in this report:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation(2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation(2)

(3.3)	Fourth Amended and Restated By-Laws of Provident Bankshares Corporation(3)

(4.1)	Amendment No. 1 to Stockholder Protection Rights Agreement(7)

(10.1)	Executive Incentive Plan(8)

(10.2)	Executive Vice Presidents’ Incentive Plan(8)

(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation(5)

(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers(6)

(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers(6)

(10.6)	Form of Deferred Compensation Plan for Outside Directors(7)

(10.7)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan(7)

(10.8)	Supplemental Retirement Income Agreement for Peter M. Martin(8)

(10.10)	2001 Group Manager Incentive Plan of Provident Bankshares(4)

(10.11)	Supplemental Retirement Income Agreement for Gary N. Geisel(8)

(10.12)	Executive Agreement with Georgia S. Derrico(9)

(10.13)	Executive Agreement with R. Roderick Porter(9)

(11.0)	Statement re: Computation of Per Share Earnings

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Accountants

(23.2)	Consent of Independent Accountants

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2000 (File No. 0-16421), filed with the Commission on May 10, 2000.
(4)	Incorporated by reference from Registrant’s 2001 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 8, 2002.
(5)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(6)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(7)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(8)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(9)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-112083) filed with the Commission on January 22, 2004.

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission in the last quarter of 2003 as follows:

November 4, 2003—Provident announcing its planned acquisition of Southern Financial.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

March 12, 2004	By	/s/ GARY N. GEISEL
Gary N. Geisel Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 12, 2004	By	/s/ GARY N. GEISEL
Gary N. Geisel Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

March 12, 2004	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

March 12, 2004	By	/s/ KAREN L. MALECKI
Karen L. Malecki Treasurer

A Majority of the Board of Directors*
Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, Charles W. Cole, Jr., William J. Crowley, Jr.,Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Barbara B. Lucas, Peter M. Martin, Francis G. Riggs, Sheila K. Riggs, Donald E. Wilson

*	Pursuant to the Power of Attorney incorporated by reference.

March 12, 2004	By	/s/ KAREN L. MALECKI
Karen L. Malecki Attorney-in-fact

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
11	Statement re: Computation of Per Share Earnings
21	Subsidiaries of Provident Bankshares Corporation
23.1	Consent of Independent Accountants
23.2	Consent of Independent Accountants
24	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer