Form 10-Q
period 2004-03-31
PROVIDENT BANKSHARES CORP
filed 2004-05-10
CIK 818969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

                               ------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM        TO        .

                         COMMISSION FILE NUMBER 0-16421

                               ------------------

                        PROVIDENT BANKSHARES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------



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

                               ------------------

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

At April 30, 2004, the Registrant had 24,768,989 shares of $1.00 par value common stock outstanding.


================================================================================

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION
                                                                            Page

Item 1.   Financial Statements

Consolidated Statements of Condition - Unaudited
March 31, 2004 and 2003 and December 31, 2003                                 3

Consolidated Statements of Income - Unaudited Three month periods ended
March 31, 2004 and 2003                                                       4

Consolidated Statements of Cash Flows - Unaudited Three month periods
ended March 31, 2004 and 2003                                                 5

Notes to Consolidated Financial Statements - Unaudited                        6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                             15

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                            30

Item 4. Controls and Procedures                                              30

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   31

Item 2.  Changes in Securities, Use of Proceeds and Issuer
Purchases of Equity Securities                                               31

Item 3.  Defaults upon Senior Securities                                     31

Item 4.  Submission of Matters to a Vote of Security Holders                 31

Item 5.   Other Information                                                  32

Item 6.   Exhibits and Reports on Form 8-K                                   32

SIGNATURES                                                                   34

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the "Corporation") (including, without limitation, the Corporation's 2003 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using accounting principles generally accepted in the United States of America ("GAAP"); revenue growth in retail banking, lending and other areas; origination volume in the Corporation's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation's lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation's operations, pricing, products and services. The following factors, among others, could cause the actual results of the Southern Financial Bancorp, Inc. ("Southern Financial") acquisition to differ materially from the expectations stated in this release, the associated conference call and web cast and prior statements: the ability to successfully integrate the companies following the acquisition; the ability to fully realize the expected cost savings and revenues; and the ability to realize the expected cost savings and revenues on a timely basis. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In the event that any non-GAAP financial information is described in any written communication, please refer to the supplemental financial tables included within and on our website for the GAAP reconciliation of this information.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                CONSOLIDATED STATEMENTS OF CONDITION - UNAUDITED

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                       March 31,      December 31,       March 31,
(dollars in thousands, except share amounts)                                             2004             2003             2003
                                                                                     --------------   -------------   --------------
ASSETS:
  Cash and due from banks                                                              $   116,006     $   127,048      $   132,005
  Short-term investments                                                                     1,903           1,137            2,250
  Mortgage loans held for sale                                                               5,456           5,016           11,892
  Securities available for sale                                                          2,127,047       2,086,510        2,229,246
  Loans                                                                                  2,829,936       2,784,546        2,462,022
  Less allowance for loan losses                                                            36,126          35,539           32,562
                                                                                     --------------   -------------   --------------
    Net loans                                                                            2,793,810       2,749,007        2,429,460
                                                                                     --------------   -------------   --------------
  Premises and equipment, net                                                               49,481          49,575           47,461
  Accrued interest receivable                                                               25,202          25,413           27,726
  Intangible assets                                                                          8,830           8,932            9,238
  Other assets                                                                             141,008         155,210          124,214
                                                                                     --------------   -------------   --------------
Total assets                                                                           $ 5,268,743     $ 5,207,848      $ 5,013,492
                                                                                     ==============   =============   ==============

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                                $   646,765     $   579,058      $   560,749
    Interest-bearing                                                                     2,555,553       2,500,491        2,712,268
                                                                                     --------------   -------------   --------------
     Total deposits                                                                      3,202,318       3,079,549        3,273,017
                                                                                     --------------   -------------   --------------
  Short-term borrowings                                                                    555,637         627,861          287,318
  Long-term debt                                                                         1,136,121       1,153,301        1,098,670
  Accrued expenses and other liabilities                                                    30,197          22,372           30,499
                                                                                     --------------   -------------   --------------
     Total liabilities                                                                   4,924,273       4,883,083        4,689,504
                                                                                     --------------   -------------   --------------
STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00) authorized 100,000,000 shares;
    issued 32,410,354, 32,213,590 and 31,782,375 shares at March 31,
    2004, December 31, 2003 and March 31, 2003, respectively                                32,410          32,214           31,782
  Additional paid-in capital                                                               303,049         298,928          290,499
  Retained earnings                                                                        160,385         153,545          131,164
  Net accumulated other comprehensive income (loss)                                          1,959          (6,589)          16,126
  Treasury stock at cost - 7,651,317, 7,651,317 and 7,373,601 shares at  March 31, 2004, December 31, 2003 and
   March 31, 2003, respectively                                                           (153,333)       (153,333)        (145,583)
                                                                                     --------------   -------------   --------------
     Total stockholders' equity                                                            344,470         324,765          323,988
                                                                                     --------------   -------------   --------------
Total liabilities and stockholders' equity                                             $ 5,268,743     $ 5,207,848      $ 5,013,492
                                                                                     ==============   =============   ==============


        The accompanying notes are an integral part of these statements.


                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                                  Three Months Ended
                                                                                                      March 31,
                                                                                             ------------------------------
(dollars in thousands, except per share data)                                                     2004            2003
                                                                                             --------------   -------------
INTEREST INCOME:
  Loans, including fees                                                                         $    36,985     $    36,826
  Investment securities                                                                              22,534          24,049
  Tax-advantaged loans and securities                                                                   342             400
  Short-term investments                                                                                  2               8
                                                                                             --------------   -------------
    Total interest income                                                                            59,863          61,283
                                                                                             --------------   -------------
INTEREST EXPENSE:
  Deposits                                                                                            8,614          14,373
  Short-term borrowings                                                                               1,578           1,266
  Long-term debt                                                                                     10,948          10,017
                                                                                              --------------   -------------
    Total interest expense                                                                           21,140          25,656
                                                                                             --------------   -------------
Net interest income                                                                                  38,723          35,627
  Less provision for loan losses                                                                      2,174           1,760
                                                                                             --------------   -------------
Net interest income, after provision for loan losses                                                 36,549          33,867
                                                                                             --------------   -------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                                                18,531          17,321
  Commissions and fees                                                                                1,224           1,310
  Net gains                                                                                             816           1,247
  Other non-interest income                                                                           3,012           2,713
                                                                                             --------------   -------------
    Total non-interest income                                                                        23,583          22,591
                                                                                             --------------   -------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                                                     20,421          18,984
  Occupancy expense, net                                                                              4,050           4,016
  Furniture and equipment expense                                                                     3,144           2,866
  External processing fees                                                                            5,302           5,092
  Other non-interest expense                                                                          7,910           8,092
                                                                                             --------------   -------------
    Total non-interest expense                                                                       40,827          39,050
                                                                                             --------------   -------------
Income before income taxes                                                                           19,305          17,408
Income tax expense                                                                                    6,430           5,623
                                                                                             --------------   -------------
Net income                                                                                      $    12,875     $    11,785
                                                                                             ==============   =============

NET INCOME PER SHARE AMOUNTS:
  Basic                                                                                         $      0.52     $      0.48
  Diluted                                                                                              0.51            0.47



        The accompanying notes are an integral part of these statements.


                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                                     Three Months Ended
                                                                                                          March 31,
                                                                                             ---------------------------------
(in thousands)                                                                                   2004               2003
                                                                                             --------------     --------------
OPERATING ACTIVITIES:
  Net income                                                                                   $     12,875       $    11,785
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                                     7,246             9,668
    Provision for loan losses                                                                         2,174             1,760
    Provision for deferred income tax (benefit)                                                        (917)            3,967
    Net gains                                                                                          (816)           (1,247)
    Loans originated and held for sale                                                              (12,497)          (26,479)
    Proceeds from sales of loans held for sale                                                       12,111            23,645
    Net decrease (increase) in accrued interest receivable and other assets                           2,339              (150)
    Net increase (decrease) in accrued expenses and other liabilities                                 7,825            (4,409)
                                                                                              --------------    --------------
  Total adjustments                                                                                  17,465             6,755
                                                                                              --------------    --------------
Net cash provided by operating activities                                                            30,340            18,540
                                                                                              --------------    --------------
INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                              92,899           204,520
  Proceeds from sales of securities available for sale                                              113,042            48,296
  Purchases of securities available for sale                                                       (227,720)         (488,996)
  Loan originations and purchases less principal collections                                        (48,090)           94,406
  Purchases of premises and equipment                                                                (2,532)           (2,843)
                                                                                              --------------    --------------
Net cash used by investing activities                                                               (72,401)         (144,617)
                                                                                              --------------    --------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                          122,769            85,051
  Net decrease in short-term borrowings                                                             (72,224)         (252,440)
  Proceeds from long-term debt                                                                            -           295,000
  Payments and maturities of long-term debt                                                         (17,042)          (10,833)
  Proceeds from issuance of stock                                                                     4,317               846
  Cash dividends paid on common stock                                                                (6,035)           (5,484)
                                                                                              --------------    --------------
Net cash provided by financing activities                                                            31,785           112,140
                                                                                              --------------    --------------
Decrease in cash and cash equivalents                                                               (10,276)          (13,937)
Cash and cash equivalents at beginning of year                                                      128,185           148,192
                                                                                              --------------    --------------
Cash and cash equivalents at end of period                                                     $    117,909       $   134,255
                                                                                              ==============    ==============

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                    $     15,518       $    17,487
  Income taxes paid                                                                                      96                56


        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                 MARCH 31, 2004

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("the Bank"), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses in Maryland and Virginia through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased, if any, are included from the date of acquisition. Assets and liabilities of purchased companies are stated at estimated fair values at the date of acquisition.

Certain prior years' amounts in the unaudited Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period. These reclassifications have no effect on Stockholders' Equity or Net Income as previously reported.

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

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods indicated.

                                                                                                Three Months Ended
                                                                                                      March 31,
                                                                                          -------------------------------
(in thousands, except per share data)                                                          2004             2003
                                                                                          --------------   --------------
NET INCOME:
Net income as reported                                                                         $ 12,875         $ 11,785
  Deduction for total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects                          250              239
                                                                                          --------------   --------------
Pro forma net income                                                                           $ 12,625         $ 11,546
                                                                                          ==============   ==============

BASIC EARNINGS PER SHARE:
As reported                                                                                    $   0.52         $   0.48
Pro forma                                                                                          0.51             0.47

DILUTED EARNINGS PER SHARE:
As reported                                                                                    $   0.51         $   0.47
Pro forma                                                                                          0.50             0.46


The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                       Three Months Ended
                                                            March 31,
                                                --------------------------------
                                                    2004               2003
                                                --------------    --------------
Dividend yield                                      3.33%             3.63%
Weighted average risk-free interest rate            3.20%             3.14%
Weighted average expected volatility               25.86%             25.31%
Weighted average expected life in years             7.00               7.02


RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises annual and interim disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation's earnings, financial condition or equity. The required interim disclosures are included in Note 13 in this 10-Q.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46 Revised ("FIN 46R"), issued in December 2003, replaces FIN
46. FIN 46R requires public entities to apply FIN 46 or FIN 46R to all entities that are considered special-purpose entities in practice and under the FASB literature that was applied before the issuance of FIN 46 by the end of the first reporting period that ends after December 15, 2003. For any variable interest entities ("VIE") that must be consolidated under FIN 46R, the assets, liabilities and noncontrolling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the statement of condition and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the VIE. The adoption of FIN 46R did not have a material impact on the Corporation's consolidated earnings, financial condition, or equity, nor has there been any additional requirement for disclosure.

In November 2003, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on Issue 03-1 (the "Consensus") requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. The Corporation has not yet determined the impact that this Consensus will have on its financial statements.

FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation is evaluating the operational requirements of implementation and plans to adopt the provisions beginning January 1, 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 ("FSP 106-1") regarding Accounting and Disclosure Requirements Related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation made this election. Once authoritative guidance is issued, management will evaluate the impact on the Corporation.

NOTE 2--INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the available for sale securities portfolio as of the dates indicated:


                                                                                    Gross           Gross
                                                                 Amortized        Unrealized      Unrealized         Fair
(in thousands)                                                     Cost             Gains           Losses           Value
                                                               --------------    -------------   -------------   --------------
MARCH 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations          $    115,270         $      1        $  3,184       $  112,087
Mortgage-backed securities                                         1,712,373           14,534           7,605        1,719,302
Municipal securities                                                  16,412              851               -           17,263
Other debt securities                                                267,164           11,396             165          278,395
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                            $ 2,111,219         $ 26,782        $ 10,954       $2,127,047
                                                               ==============    =============   =============   ==============

DECEMBER 31, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations           $   115,837              $ 1        $  5,206       $  110,632
Mortgage-backed securities                                         1,746,373            9,893          19,226        1,737,040
Municipal securities                                                  17,326              900               -           18,226
Other debt securities                                                211,640            9,699             727          220,612
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                            $ 2,091,176         $ 20,493        $ 25,159       $2,086,510
                                                               ==============    =============   =============   ==============

MARCH 31, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations           $    68,310         $    219        $     64       $   68,465
Mortgage-backed securities                                         1,981,418           28,625             354        2,009,689
Municipal securities                                                  19,245            1,205               -           20,450
Other debt securities                                                126,058            6,515           1,931          130,642
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                            $ 2,195,031         $ 36,564        $  2,349       $2,229,246
                                                               ==============    =============   =============   ==============


At March 31, 2004, a net unrealized after-tax gain of $10.3 million on the securities portfolio was reflected in Net Accumulated Other Comprehensive Income ("OCI"). This compared to a net unrealized after-tax gain of $22.2 million at March 31, 2003 and a net unrealized after-tax loss of $3.0 million at December 31, 2003. For further details regarding investment securities at December 31, 2003, refer to Notes 1 and 3 of the Consolidated Financial Statements incorporated by reference from the Corporation's 10-K.

Net realized gains on investment securities were $954 thousand for the quarter ended March 31, 2004 compared to net realized gains of $1.1 million for the same quarter of 2003. The net gains are included in Net Gains in the Consolidated Statements of Income.

NOTE 3--LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding as of the dates indicated is shown in the table below.


                                                                                   March 31,       December 31,       March 31,
(in thousands)                                                                        2004             2003              2003
                                                                                 ---------------   --------------   ---------------
Acquired residential mortgage                                                       $   598,517      $   611,157       $   500,487
Residential real estate mortgage                                                         71,854           78,164           140,208
Other consumer:
  Home equity                                                                           536,244          505,465           376,795
  Marine                                                                                461,200          464,474           429,689
  Other                                                                                  40,766           49,721            68,221
                                                                                 ---------------   --------------   ---------------
Total consumer                                                                        1,708,581        1,708,981         1,515,400
Commercial business                                                                     407,599          386,603           364,403
Residential real estate construction                                                    171,864          161,932           131,872
Commercial real estate construction                                                     219,287          208,594           196,247
Commercial real estate mortgage                                                         322,605          318,436           254,100
                                                                                 ---------------   --------------   ---------------
  Total loans                                                                       $ 2,829,936      $ 2,784,546       $ 2,462,022
                                                                                 ===============   ==============   ===============


The following table reflects the activity in the allowance for loan losses for the periods indicated:

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                   --------------------------------
(in thousands)                                                                                         2004              2003
                                                                                                   --------------   ---------------
Balance at beginning of period                                                                       $    35,539       $    33,425
Provision for loan losses                                                                                  2,174             1,760
Transfer to other liabilities                                                                                  -              (262)
Less loans charged-off, net of recoveries:
  Acquired residential mortgage                                                                            1,236             1,898
  Residential real estate mortgage                                                                             -               (49)
  Other consumer                                                                                              44               390
  Commercial business                                                                                        307               122
                                                                                                   --------------   ---------------
Net charge-offs                                                                                            1,587             2,361
                                                                                                   --------------   ---------------
Balance at end of period                                                                             $    36,126       $    32,562
                                                                                                   ==============   ===============


NOTE 4--INTANGIBLE ASSETS

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


The table below presents an analysis of the goodwill and deposit-based intangible activity for the period indicated.


                                                            Accumulated     Deposit-based     Accumulated
(in thousands)                               Goodwill      Amortization      Intangible       Amortization        Total
                                           -------------   --------------  ----------------  ---------------   -------------
Balance at December 31, 2003                    $ 8,314           $ (622)          $ 2,600         $ (1,360)        $ 8,932
Amortization expense for the three
      months ended March 31, 2004                   -                 -                -               (102)           (102)
                                           -------------   --------------  ----------------  ---------------   -------------
Balance at March 31, 2004                       $ 8,314           $ (622)          $ 2,600         $ (1,462)        $ 8,830
                                           =============   ==============  ================  ===============   =============

NOTE 5--DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

                                                                          March 31,       December 31,      March 31,
(in thousands)                                                              2004             2003             2003
                                                                       -------------    -------------    -------------
Noninterest-bearing                                                      $  646,765       $  579,058       $  560,749
Money market/demand                                                         948,298          912,247          893,179
Savings                                                                     731,248          701,524          697,492
Direct time certificates of deposit                                         663,488          655,563          743,757
Brokered certificates of deposit                                            212,519          231,157          377,840
                                                                       -------------    -------------    -------------
Total deposits                                                           $3,202,318       $3,079,549       $3,273,017
                                                                       =============    =============    =============

NOTE 6--SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:


                                                                       March 31,      December 31,      March 31,
(in thousands)                                                           2004            2003             2003
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                             $ 273,561       $ 240,798        $ 224,725
Federal funds purchased                                                   140,000         245,000           60,575
Federal Home Loan Bank advances-variable rate                             140,000         140,000                -
Other short-term borrowings                                                 2,076           2,063            2,018
                                                                     -------------    ------------    -------------
  Total short-term borrowings                                           $ 555,637       $ 627,861        $ 287,318
                                                                     =============    ============    =============

NOTE 7--LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:


                                                                      March 31,      December 31,       March 31,
(in thousands)                                                          2004             2003             2003
                                                                    --------------   --------------   --------------
Federal Home Loan Bank advances-fixed rate                             $  127,038       $  138,540       $  288,894
Federal Home Loan Bank advances-variable rate                             810,000          809,517          646,893
Trust preferred securities                                                145,725          144,619           77,883
Term repurchase agreements                                                 53,358           60,625           85,000
                                                                    --------------   --------------   --------------
  Total long-term debt                                                 $1,136,121       $1,153,301       $1,098,670
                                                                    ==============   ==============   ==============


NOTE 8--DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $7.6 million and $13.4 million for the three month periods ended March 31, 2004 and 2003, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income. At March 31, 2004 and 2003, the Corporation recorded a cumulative decline in the fair value of derivatives of $8.3 million and $3.6 million, respectively, net of taxes, in accumulated other comprehensive income to reflect the effective portion of cash flow hedges. Amounts recorded in other comprehensive income are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2004 and 2003, the Corporation had no ineffective portions of hedges.


The table below presents the Corporation's open derivative positions as of the dates indicated:


(in thousands)                                                           Notional         Credit Risk         Market
Derivative Type                             Hedge Objective               Amount            Amount             Risk
------------------------------------   ---------------------------   -----------------  ----------------  ----------------
MARCH 31, 2004
Interest rate swaps:
  Pay fixed/receive variable           Borrowing cost                     $   510,000          $      -          $ (8,087)
  Pay fixed/receive variable           Loan rate risk                          47,438                 -              (956)
  Receive fixed/pay variable           Borrowing cost                          70,000             8,597             8,597
Interest rate caps/corridors           Borrowing cost                         400,000             4,215             4,215
                                                                     -----------------  ----------------  ----------------
                                                                          $ 1,027,438          $ 12,812          $  3,769
                                                                     =================  ================  ================

December 31, 2003
Interest rate swaps:
  Pay fixed/receive variable           Borrowing cost                     $   510,000          $      -          $ (2,455)
  Pay fixed/receive variable           Loan rate risk                          50,442               148               148
  Receive fixed/pay variable           Borrowing cost                          70,000             6,667             6,667
Interest rate caps/corridors           Borrowing cost                         400,000             6,472             6,472
                                                                     -----------------  ----------------  ----------------
                                                                          $ 1,030,442          $ 13,287          $ 10,832
                                                                     =================  ================  ================

MARCH 31, 2003
Interest rate swaps:
  Pay fixed/receive variable           Deposit/Borrowing cost             $   320,000          $      -          $ (5,718)
  Receive fixed/pay variable           Borrowing cost                         157,750            13,401            13,401
Interest rate caps/corridors           Borrowing cost                         162,000                13                13
                                                                     -----------------  ----------------  ----------------
                                                                          $   639,750          $ 13,414          $  7,696
                                                                     =================  ================  ================

NOTE 9--OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

                                                             March 31,
(in thousands)                                                 2004
                                                           -------------
Commercial business and real estate                          $ 474,899
Consumer revolving credit                                      388,295
Residential mortgage credit                                     17,286
Performance standby letters of credit                           72,923
Commercial letters of credit                                       414
                                                           ------------
  Total loan commitments                                     $ 953,817
                                                           ============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 10--NET GAINS

Net gains include the following components for the periods indicated:

                                                Three Months Ended
                                                     March 31,
                                          -------------------------------
(in thousands)                                2004             2003
                                          -------------    --------------
Net gains:
  Securities                                     $ 954           $ 1,125
  Asset sales                                     (138)              122
                                          -------------    --------------
Net gains                                        $ 816           $ 1,247
                                          =============    ==============


NOTE 11--EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

                                                 Three Months Ended
                                                       March 31,
                                            -----------------------------
(in thousands, except per share data)           2004            2003
                                            -------------   -------------
Qualifying net income                           $ 12,875       $ 11,785
Basic EPS shares                                  24,664         24,384
Basic EPS                                       $   0.52       $   0.48
Dilutive shares                                      686            670
Diluted EPS shares                                25,350         25,054
Diluted EPS                                     $   0.51       $   0.47



NOTE 12--OTHER COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income for the periods indicated.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                          -----------------------------
(in thousands)                                                                2004            2003
                                                                          -------------   -------------
Net income                                                                    $ 12,875        $ 11,875
Other comprehensive income (loss):
  Net unrealized loss on derivatives                                            (7,343)         (1,829)
  Net unrealized holding gain on debt securities                                21,447           4,809
  Less reclassification adjustment for gains realized in net income                954           1,125
                                                                          -------------   -------------
Other comprehensive income before tax                                           13,150           1,855
Related income tax expense                                                       4,602             649
                                                                          -------------   -------------
Other comprehensive income, after tax                                            8,548           1,206
                                                                          -------------   -------------
Comprehensive income                                                          $ 21,423        $ 13,081
                                                                          =============   =============

NOTE 13--EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

                                                                     Pension Plan              Postretirement Benefits
                                                              ----------------------------    ---------------------------
                                                                  Three Months Ended              Three Months Ended
                                                                       March 31,                      March 31,
                                                              ----------------------------    ---------------------------
(in thousands)                                                    2004           2003             2004          2003
                                                              -------------  -------------    -------------  ------------
Service cost - benefits earned during the period                     $ 293          $ 523             $ 26         $  57
Interest cost on projected benefit obligation                          374            666               18            39
Expected return on plan assets                                        (430)          (767)               -             -
Net amortization and deferral of loss                                   48             86                9            19
                                                              -------------  -------------    -------------  ------------
Net pension cost included in employee benefits expense               $ 285          $ 508             $ 53         $ 115
                                                              =============  =============    =============  ============

During 2003, the Corporation contributed $11.1 million to the pension plan. Management meets periodically with the trustees of the plan to review asset values, performance of the plan's investments and the assessment of the benefit obligation. Combining these factors in addition to the expected future performance of the plan assets, management may determine that additional funding of the plan would be prudent. Future contributions may occur based upon the value of the plan assets as compared to the projected benefit obligation. The Corporation currently can contribute an additional $6.4 million under ERISA guidelines.

NOTE 14--RECENT DEVELOPMENTS

Effective May 1, 2004, the Corporation completed its acquisition of Southern Financial Bancorp, Inc. ("Southern Financial"). Southern Financial was the holding company for Southern Financial Bank and Essex Savings Bank, F.S.B. Southern Financial had approximately $1.5 billion in assets and operated 33 offices in the northern Virginia counties of Fairfax, Loudoun and Prince William; as well as Richmond, Charlottesville and the Tidewater areas. Shareholders of Southern Financial received 1.0875 shares of Corporation common stock and $11.125 in cash for each Southern Financial share outstanding. The Corporation issued approximately 8.2 million shares and paid $83.8 million to the former shareholders of Southern Financial.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At March 31, 2004, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $5.3 billion in assets.

Provident's principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers - individuals, small businesses and middle market businesses. The Corporation offers consumer and commercial banking products and services through the Retail Banking group and the Commercial Banking group. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company ("PIC") and leases through Court Square Leasing and Provident Lease Corporation.

Retail banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to retail and commercial customers through Provident's banking office network and ProvidentDirect, the Bank's direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

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

The cornerstone of the Bank's ability to serve its customers is its banking office network, which consists of 59 traditional banking office locations and 59 in-store banking offices at March 31, 2004. Of the 118 banking offices, 57% are located in the Baltimore metropolitan region and 43% are located in the Virginia/Washington D.C. metropolitan region, reflecting the successful migration of the Bank from a Baltimore-based thrift to a highly competitive regional commercial bank.

Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 192 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In first quarter 2004, the ATM network continued its expansion into new markets by adding 9 new locations.

With banking offices and ATMs throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. Maryland's economy is performing at or above national levels, based on the most current data on unemployment and office space absorption. To complement its presence in the attractive Maryland market, Provident has expanded into Virginia, particularly northern Virginia, which is the fastest growing area in Virginia and is home to nearly two million people.

Provident is well positioned in its region to provide the products and services of its largest competitors, while delivering the level of service provided by the best community banks. Over the past three years the Corporation's focus has been on the consistent execution of a group of fundamental business strategies:

o to broaden presence and customer base in the Virginia and metropolitan Washington markets;
o   to grow commercial business in all of its markets;
o   to focus resources in core business lines; and
o   to improve financial fundamentals.

Supporting Provident's key business strategy to increase its presence and market share in the Virginia and metropolitan Washington markets, in late 2003, the Corporation announced a strategic acquisition of Southern Financial Bancorp, Inc. of Warrenton, Virginia ("Southern Financial"). The acquisition of Southern Financial will add 33 well-located branches in the Northern and Central Virginia markets. It will also fulfill the Bank's strategy to enhance its consumer and commercial business lines, as Southern Financial's commercial banking strength will be combined with Provident's proven ability to attract consumer loans and low cost deposits. All required regulatory approvals were received and the transaction closed on April 30, 2004. The Corporation expects to convert Southern's customer base to Provident's operating systems in late May.

FINANCIAL REVIEW AND CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the periods indicated. This discussion and tabular presentations should be read in conjunction with the accompanying Unaudited Consolidated Financial Statements and Notes as well as the other information herein.

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the applicable sections of Management's Discussion and Analysis. It is at least reasonably possible that each of the Corporation's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation's Consolidated Financial Statements.

FINANCIAL CONDITION

At March 31, 2004, total assets were $5.3 billion, up from $5.0 billion at March 31, 2003. The Corporation continued to evolve the composition of the balance sheet by focusing resources on growth in core business lines, resulting in a higher percentage of core loans and deposits, while non-core loan and deposit balances continued to decline. In first quarter 2004, average core loans represented 74% of total average loans and average core deposits represented 93% of total average deposits, evidencing the substantial progress made in the transition to a core-based balance sheet.

LENDING
Total average loan balances increased to $2.8 billion, driven by a $345 million increase in average core loan balances in first quarter 2004 compared to first quarter 2003. The following table summarizes the composition of the Bank's average loans for the periods indicated.


                                                             Three Months Ended
                                                                 March 31,
                                                      -------------------------------          $                %
(dollars in thousands)                                    2004             2003            Variance         Variance
                                                      -------------    --------------   --------------    -------------
Core loans:
  Consumer                                             $ 1,017,510      $   845,071      $ 172,439             20.4
  Commercial business                                      386,264          342,097         44,167             12.9
  Real estate                                              689,700          561,086        128,614             22.9
                                                      -------------    --------------   --------------
    Total core loans (1)                                 2,093,474        1,748,254        345,220             19.7
                                                      -------------    --------------   --------------
Non-core loans:
  Consumer                                                 688,572          701,449        (12,877)            (1.8)
  National syndicated loans                                 28,008           49,845        (21,837)           (43.8)
                                                      -------------    --------------   --------------
    Total non-core loans                                   716,580          751,294        (34,714)            (4.6)
                                                      -------------    --------------   --------------
    Total avearge loans                                $ 2,810,054      $ 2,499,548      $ 310,506             12.4
                                                      =============    ==============   ==============
    Core loans as a % of total loans                       74%               70%

(1)Management defines core loans as all currently marketed loans originated by the Bank and participations within the Bank's defined market area.

The Corporation has focused its lending efforts on the generation of core loans that are of higher, more predictable credit quality at higher spreads. Management believes this leads to customers who are more likely to utilize the Bank's other products and services, resulting in longer term, more profitable relationships.

Provident's expanded presence in the Baltimore-Washington metropolitan regions helped achieve the 20% growth in average core loans. The average core loan growth of $345 million was evenly split between consumer and commercial loans, maintaining the balanced mix between the two product segments.

Average core consumer loans, comprised of direct consumer and marine loans, increased $172 million, or 20%, in first quarter 2004 versus the same quarter of the prior year. Strong production of direct consumer loans, primarily home equity loans and lines generated by the Bank's retail banking offices, phone center and Internet unit in the past twelve months resulted in a $138 million, or 33%, net increase in direct consumer loans to $554 million. Marine loans, which are originated indirectly through brokers but underwritten individually by the Bank, also had strong performance in the quarter, with average marine loan balances up 8% to $464 million compared to March 31, 2003 balances. Average core consumer loan balances from the Washington market grew 72% in first quarter 2004 versus 2003, reflecting the Bank's continued expansion into that market.

Average core commercial business, real estate construction and commercial mortgage loans also continued to show steady growth, evidenced by an increase of $173 million, or 19%, in first quarter 2004 compared to first quarter 2003. During the same time period, the growth in average core commercial loans was evenly balanced by region, with growth of 16% in the Washington market and 21% in the Baltimore market.

Consistent with the execution of its key strategies, the Corporation's average non-core loan balances continued to represent a smaller percentage of total loans, falling to 26% of total average loans in first quarter 2004. The largest component of non-core loans is the portfolio of acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines), that had an average balance of $604 million in the first quarter 2004. Over the past several years, for new acquisitions the Bank has increased its credit quality requirements and shifted its lien position focus from predominantly second lien position to entirely first lien position. All of the purchases in 2002 and 2003 were in first lien position and at March 31, 2004, 75% of the acquired portfolio was in first lien position. Although the Corporation did not purchase any loans in first quarter 2004, management intends to continue to purchase residential loans to maintain an average acquired portfolio size between $500 million and $600 million.

ASSET QUALITY
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

                                                                                  March 31,       December 31,        March 31,
(dollars in thousands)                                                               2004             2003              2003
                                                                                ---------------   --------------   ----------------
NON-PERFORMING ASSETS:
Acquired residential mortgage                                                         $ 15,463         $ 16,401           $ 17,510
Residential real estate mortgage                                                         2,474            2,560              3,141
Other consumer                                                                             172              136                493
Commercial business                                                                        680            3,085                493
Residential real estate construction                                                       134              135                  -
                                                                                ---------------   --------------   ----------------
  Total non-accrual loans                                                               18,923           22,317             21,637
Total renegotiated loans                                                                     -                -                  -
                                                                                ---------------   --------------   ----------------
  Total non-performing loans                                                            18,923           22,317             21,637
Total other assets and real estate owned                                                 2,855            3,243              4,155
                                                                                ---------------   --------------   ----------------
  Total non-performing assets                                                         $ 21,778         $ 25,560           $ 25,792
                                                                                ===============   ==============   ================

90-DAY DELINQUENCIES:
Acquired residential mortgage                                                         $  3,248         $  4,181           $  6,229
Residential real estate mortgage                                                         4,394            4,669              5,466
Other consumer                                                                           1,177              498                430
Commercial business                                                                        469              544                407
Residential real estate construction                                                         -                -                136
                                                                                ---------------   --------------   ----------------
  Total 90-day delinquencies                                                          $  9,288         $  9,892           $ 12,668
                                                                                ===============   ==============   ================

Asset Quality Ratios:
Non-performing loans to loans                                                            0.67%            0.80%              0.88%
Non-performing assets to loans                                                           0.77%            0.92%              1.05%
Allowance for loan losses to loans                                                       1.28%            1.28%              1.32%
Net charge-offs in quarter to average loans                                              0.23%            0.21%              0.38%
Allowance for loan losses to non-performing loans                                      190.91%          159.25%            150.49%


The asset quality within the Corporation's loan portfolios continued to remain strong in first quarter 2004. Non-performing assets were $21.8 million at March 31, 2004, down $4.0 million from the level at March 31, 2003. Of the total, $18.1 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss. Commercial non-performing assets decreased $2.4 million in first quarter 2004 from December 31, 2003, primarily due to the liquidation of two credits without any additional material charge-off. Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term.

Total 90-day delinquencies decreased slightly in first quarter 2004 from December 31, 2003 due to a decrease in delinquent residential mortgages. Delinquencies have declined consistently in the acquired mortgage portfolio reaching their lowest level in several years. The increase in delinquencies in the other consumer portfolio was due to one specific marine credit which was brought current subsequent to March 31, 2004.

The Corporation maintains an allowance for loan losses ("the allowance"), which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is based on management's continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. A portion of the allowance is allocated to individual internally criticized and non-accrual loans and is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. The determination of the remainder of the allocated allowance is conducted at an aggregate, or pooled, level for portfolios such as consumer loans, commercial business loans and loans secured by real estate. An unallocated component of the allowance exists to mitigate the imprecision inherent in management's estimates of expected credit losses and includes its judgmental determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

Management believes that it uses the best information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The level of the allowance remained relatively constant at March 31, 2004 compared to the level at December 31, 2003. At $36.1 million, the allowance represented 1.28% of total loans outstanding and 191% of non-performing loans at March 31, 2004. Portfolio-wide net charge-offs represented 0.23% of average loans in first quarter 2004, down from 0.38% in first quarter 2003. For portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios were at their lowest levels in several years, reflecting both the favorable levels of delinquencies and management's attention to collection efforts.

DEPOSITS
The following table summarizes the composition of the Corporation's average deposit balances for the periods indicated.

                                                         Three Months Ended
                                                             March 31,
                                                  ---------------------------------        $              %
(dollars in thousands)                                 2004              2003           Variance       Variance
                                                  ---------------   ---------------   -------------  -------------
Core deposits:
  Consumer non-time                                  $ 1,742,278       $ 1,618,624       $ 123,654            7.6 %
  Consumer time                                          616,625           725,863        (109,238)         (15.0)
  Commercial                                             493,444           404,663          88,781           21.9
                                                  ---------------   ---------------   -------------
    Total core deposits                                2,852,347         2,749,150         103,197            3.8
Non-core deposits                                        218,863           398,018        (179,155)         (45.0)
                                                  ---------------   ---------------   -------------
    Total average deposits                           $ 3,071,210       $ 3,147,168       $ (75,958)          (2.4)%
                                                  ===============   ===============   =============
    Core deposits as a % of total deposits                93%              87%


Deposits obtained from individuals and businesses represented 93% of the Bank's deposit balances in first quarter 2004, compared to 87% in first quarter 2003 and 71% in 2001. This virtually completes a portion of management's strategic goals to shift the mix of deposits away from non-core higher-cost brokered deposits to core lower-cost customer deposits. The customer deposits are generated through the Bank's increasingly expansive banking office locations and commercial cash management cross sales and calling efforts. As a result of the banking office expansion efforts, approximately 23% of average customer deposit balances in first quarter 2004 were from the Virginia and Washington metropolitan areas. Further, the percentage of commercial deposits continued to improve, with average commercial deposit growth of 22% in first quarter 2004 compared to first quarter 2003 resulting in commercial deposit balances representing 16% of average customer deposits.

Transaction accounts comprise 35% of the Bank's customer deposit balances, and remain a key part of the Bank's retail deposit-gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. Management believes its checking account products, combined with the Bank's service options available through both traditional and in-store banking offices, has given Provident a competitive advantage in the customer deposit gathering process.

As a result of the Corporation's focus on its core business lines, average core deposits generated from the Bank's consumer and commercial customer base continued to grow steadily in first quarter 2004 from first quarter 2003, replacing $103 million of the $179 million brokered CD runoff. Excluding average consumer time deposits, core deposit balances increased $212 million, or 11%, in first quarter 2004 compared to 2003. Average balances from consumer transaction accounts increased $81 million, or 14%, in first quarter 2004 versus first quarter 2003, as a result of the Bank's success in marketing this product. Deposit growth from the commercial sector was also particularly favorable, with a net increase in average balances of $89 million, or 22%, of which $56 million was in transaction accounts. Average consumer time deposit balances decreased $109 million from first quarter 2003 to 2004, reflecting customer aversion to locking in longer term deposit rates in the current low interest rate environment.

TREASURY ACTIVITIES
The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management's objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At March 31, 2004, the investment securities portfolio was $2.1 billion. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. Although securities may be purchased with the intention of holding to maturity, all securities are currently classified as available for sale to maximize management flexibility. The Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities ("MBS") and other debt securities, which include corporate bonds and asset-backed securities. At March 31, 2004, 81% of the investment portfolio was invested in MBS. The asset-backed securities portfolio, representing 7% of the total portfolio, consisted predominately of Aaa and single A rated tranches of pooled trust preferred securities. The corporate bond portfolio, representing 6% of the portfolio at March 31, 2004, is chiefly invested in securities rated investment grade by Moody's and S&P rating agencies.

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

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At March 31, 2004, there were no investment securities determined to be other than temporarily impaired.

Provident's funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased ("fed funds"), Federal Home Loan Bank ("FHLB") borrowings, securities sold under repurchase agreements ("repos"), and brokered and jumbo certificates of deposit ("CDs"). FHLB borrowings and repos typically are borrowed at rates below the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

Average borrowings increased $305 million in first quarter 2004 from first quarter 2003. Average fed funds increased $80 million, reflecting management's intentions to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $141 million, offsetting runoff of higher cost brokered CDs. In

December 2003, the Corporation issued $71 million of floating rate trust preferred securities in contemplation of its settlement of the pending Southern Financial acquisition.

The Provident / Southern Financial merger closed on April 30, 2004. Initially, the post-merger tangible capital ratio is projected to decline from the current 6.2% to 5.1%. Other measures of capital adequacy, such as the leverage ratio and risk-based capital ratios, are projected to decline as well. Provident plans to rebuild its capital ratios throughout 2004 and 2005. Specifically, Provident intends to sell approximately $420 million of its investment portfolio in the second quarter of 2004, with a loss of approximately $8.2 million projected on this transaction. Additionally, investment portfolio purchases are targeted to decline throughout the third and fourth quarters of 2004 and all of 2005. As a result of these balance reductions, capital is projected to grow at a faster rate than assets throughout this period, allowing the tangible capital ratio as well as the leverage and risk-based capital ratios to increase to pre-merger levels by the end of 2005.

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

The Bank's primary source of liquidity beyond the traditional sources is the assets it possesses, which can be either pledged as collateral for secured borrowings or sold outright. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At March 31, 2004, $1.4 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $585 million. After covering $230 million of unsecured funds that mature in the next three months, the excess liquidity position of $356 million is well in excess of projected liquidity requirements for the next 12 months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At March 31, 2004, the Bank possessed over $725 million of overnight borrowing capacity, of which only $140 million were in use at March 31, 2004. Brokered CDs, which typically are more expensive than secured funds of a similar maturity, remain a viable funding alternative, however management has not used this source since 2001 in accordance with its strategy to reduce non-core funding, and is allowing the existing brokered CD average balances to run off. The unsecured debt markets are also a potential alternative to raise funds but have not been employed since 2000 given the Bank's ability to raise funds at lower interest rates in the secured funds markets.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2004, over $500 million of the Bank's investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank's $1.7 billion consumer loan portfolio is saleable in an efficient market.

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

RISK MANAGEMENT
The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2004 and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment at March 31, 2004, a 200 basis point drop in rate is unlikely and has not been shown.

                                                            Projected
                                                        Percentage Change in
Interest Rate Scenario                                  Net Interest Income
-------------------------------------------------      -------------------------
-100 basis points                                              -4.3%
No change                                                       --
+100 basis points                                              +1.0%
+200 basis points                                              +1.0%

This isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 4.5% under probable single direction scenarios. The Corporation's one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $700 million notional amount in interest rate swaps were in force to reduce interest rate risk, and over $400 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Other lending risks include liquidity risk and specific risk. The liquidity risk of the Corporation arises from its obligation to make payment in the event of a customer's contractual default. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral.

CAPITAL RESOURCES
Total stockholders' equity was $344 million at March 31, 2004, an increase of $19.7 million from December 31, 2003. The change in stockholders' equity for the three months ended March 31, 2004 was attributable to $12.9 million in earnings, $4.3 million from the issuance of common stock relating primarily to the exercise of stock options and an increase of $8.5 million in net accumulated OCI. This was partially offset by dividends paid of $6.0 million, or $0.245 per share. In first quarter 2004, OCI increased due primarily to an increase in market value of available for sale securities. No shares of common stock were repurchased in first quarter 2004; however the Corporation has remaining authority to repurchase an additional 730,331 shares under its stock repurchase program.

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

                                                                    March 31,      December 31,
(dollars in thousands)                                               2004             2003
                                                                 --------------   --------------
Total equity capital per consolidated financial statements         $   344,470      $   324,765
Qualifying issued trust preferred securities                           114,056          110,341
Accumulated other comprehensive (income) loss                           (1,959)           6,589
                                                                 --------------   --------------
  Adjusted capital                                                     456,567          441,695
Adjustments for tier 1 capital:
  Goodwill and disallowed intangible assets                             (8,830)          (8,932)
                                                                 --------------   --------------
    Total tier 1 capital                                               447,737          432,763
                                                                 --------------   --------------
Adjustments for tier 2 capital:
  Qualifying issued trust preferred securities in excess
   of tier 1 capital limitations                                        26,944           30,659
  Allowance for loan losses                                             36,126           35,539
  Allowance for letter of credit losses                                    365              343
                                                                 --------------   --------------
    Total tier 2 capital adjustments                                    63,435           66,541
                                                                 --------------   --------------
Total regulatory capital                                           $   511,172      $   499,304
                                                                 ==============   ==============

Risk-weighted assets                                               $ 3,322,834      $ 3,258,851
Quarterly regulatory average assets                                  5,231,835        5,094,719

                                                                                                        Minimum
                                                                                                       Regulatory     To be "Well
Ratios:                                                                                               Requirements    Capitalized"
                                                                                                  ---------------------------------
  Tier 1 leverage                                                         8.56 %           8.49 %          4.00 %        5.00 %
  Tier 1 capital to risk-weighted assets                                 13.47            13.28            4.00          6.00
  Total regulatory capital to risk-weighted assets                       15.38            15.32            8.00         10.00

The trust preferred securities issued by the Corporation in December 2003 had the effect of increasing Tier 1 capital by $44 million and total regulatory capital by $71 million at March 31, 2004. Without the transaction, which was executed in contemplation of the acquisition of Southern Financial, the Corporation's leverage and total regulatory capital to risk-weighted assets ratios would have been 7.72% and 13.25%, respectively, at March 31, 2004, compared to 7.70% and 13.14% at December 31, 2003, respectively.

RESULTS OF OPERATIONS

OVERVIEW
The Corporation recorded net income of $12.9 million or $0.51 per diluted share in the quarter ended March 31, 2004. The financial results for the 2004 quarter versus 2003, represented by increases of 9.2% in net income and 8.5% in diluted earnings per share, demonstrate stability and continued growth in the Corporation's core businesses, as well as strong asset quality. The Corporation continued to show improvement in its financial fundamentals with two of its key performance measures showing improvement over first quarter 2003. Return on assets and the efficiency ratio were 0.99% and 66.18%, respectively, in first quarter 2004, compared to 0.98% and 68.33%, respectively, in first quarter 2003. An increase of $3.1 million in the net interest margin and a $1.0 million increase in non-interest income more than offset an increase in income tax expense of $807 thousand, a $1.8 million increase in non-interest expense and a $400 thousand increase in the provision for loan losses, resulting in a $1.1 million increase in net income over 2003. These items are discussed in more detail, as follows.

NET INTEREST INCOME
The Corporation's principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The table on the following pages analyzes the reasons for the changes from period-to-period in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME

                                          ----------------------------------------------------------------
                                                  Three Months Ended              Three Months Ended
                                                    March 31, 2004                  March 31, 2003
                                          ----------------------------------------------------------------
(dollars in thousands)                      Average     Income/   Yield/    Average     Income/   Yield/
(tax-equivalent basis)                      Balance     Expense   Rate      Balance     Expense   Rate
                                          -----------  --------- --------------------  --------- ---------
ASSETS:
Interest-earning assets:
Acquired residential mortgage             $  604,064   $  9,008   6.00 %  $  515,256    $ 8,578   6.75 %
Residential mortgage                          74,932      1,310   7.03       153,770      2,803   7.39
Home equity                                  519,019      6,132   4.75       374,534      5,009   5.42
Marine                                       463,706      6,047   5.24       428,833      6,264   5.92
Other direct consumer                         34,785        671   7.76        41,703        842   8.19
Other indirect consumer                        9,576        199   8.36        32,424        614   7.68
                                          -----------  ---------          -----------  ---------
   Total consumer                          1,706,082     23,367   5.51     1,546,520     24,110   6.32
Commercial business                          386,264      5,321   5.54       342,097      5,133   6.09
Real estate-construction                     367,757      3,881   4.24       314,064      3,455   4.46
Commercial mortgage                          321,943      4,340   5.42       247,022      3,785   6.21
Non-core syndicated loans                     28,008        259   3.72        49,845        457   3.72
                                          -----------  ---------          -----------  ---------
    Total loans                            2,810,054     37,168   5.32     2,499,548     36,940   5.99
                                          -----------  ---------          -----------  ---------
Loans held for sale                            4,149         64   6.20         8,651        121   5.67
Short-term investments                         1,592          2   0.51         2,297          8   1.41
Taxable investment securities              2,076,697     22,534   4.36     2,030,410     24,049   4.80
Tax-advantaged investment securities          16,617        298   7.21        19,541        339   7.04
                                          -----------  ---------          -----------  ---------
    Total investment securities            2,093,314     22,832   4.39     2,049,951     24,388   4.82
                                          -----------  ---------          -----------  ---------
    Total interest-earning assets          4,909,109     60,066   4.92     4,560,447     61,457   5.47
                                          -----------  ---------          -----------  ---------
Less: allowance for loan losses              (35,576)                        (32,766)
Cash and due from banks                      118,671                         103,084
Other assets                                 238,582                         253,062
                                          -----------                     -----------
   Total assets                           $5,230,786                      $4,883,827
                                          ===========                     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits              $  917,272      1,330   0.58    $  844,448      1,723   0.83
Savings deposits                             715,265        510   0.29       677,776      1,090   0.65
Direct time deposits                         652,280      3,322   2.05       757,250      5,558   2.98
Brokered time deposits                       218,863      3,452   6.34       398,018      6,002   6.12
Short-term borrowings                        670,195      1,578   0.95       439,184      1,266   1.17
Long-term debt                             1,135,984     10,948   3.88       970,656     10,017   4.19
                                          -----------  ---------          -----------  ---------
  Total interest-bearing liabilities       4,309,859     21,140   1.97     4,087,332     25,656   2.55
                                          -----------  ---------          -----------  ---------
Noninterest-bearing demand deposits          567,530                         469,676
Other liabilities                             20,974                          24,439
Stockholders' equity                         332,423                         302,380
                                          -----------                     -----------
   Total liabilities and stockholders'
     equity                               $5,230,786                      $4,883,827
                                          ===========                     ===========
Net interest-earning assets               $  599,250                      $  473,115
                                          ===========                     ===========
Net interest income (tax-equivalent)                     38,926                          35,801
Less: tax-equivalent adjustment                            (203)                           (174)
                                                       ---------                       ---------
Net interest income                                    $ 38,723                         $35,627
                                                       =========                       =========
Net yield on interest-earning assets                              3.19 %                          3.18 %



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)



                                                                                                        2004/2003
                                                ---------------------------------------------   Income/Expense Variance
                                                      2004/2003 Increase/(Decrease)                 Due to Change In
                                                ---------------------------------------------  -------------------------
                                                 Average       %        Income/      %            Average      Average
                                                 Balance     Change     Expense   Change           Rate        Volume
                                                -----------  -------   ---------- -----------  ------------ ------------
ASSETS:
Interest-earning assets:
Acquired residential mortgage                    $  88,808     17.2 %   $    430      5.0 %       $ (1,006)     $ 1,436
Residential mortgage                               (78,838)   (51.3)      (1,493)   (53.3)            (130)      (1,363)
Home equity                                        144,485     38.6        1,123     22.4             (677)       1,800
Marine                                              34,873      8.1         (217)    (3.5)            (730)         513
Other direct consumer                               (6,918)   (16.6)        (171)   (20.3)             (41)        (130)
Other indirect consumer                            (22,848)   (70.5)        (415)   (67.6)              51         (466)
                                                -----------            ----------
   Total consumer                                  159,562     10.3         (743)    (3.1)
Commercial business                                 44,167     12.9          188      3.7             (472)         660
Real estate-construction                            53,693     17.1          426     12.3             (170)         596
Commercial mortgage                                 74,921     30.3          555     14.7             (523)       1,078
Non-core syndicated loans                          (21,837)   (43.8)        (198)   (43.3)               -         (198)
                                                -----------            ----------
    Total loans                                    310,506     12.4          228      0.6
                                                -----------            ----------
Loans held for sale                                 (4,502)   (52.0)         (57)   (47.1)              11          (68)
Short-term investments                                (705)   (30.7)          (6)   (75.0)              (4)          (2)
Taxable investment securities                       46,287      2.3       (1,515)    (6.3)          (2,100)         585
Tax-advantaged investment securities                (2,924)   (15.0)         (41)   (12.1)               9          (50)
                                                -----------            ----------
    Total investment securities                     43,363      2.1       (1,556)    (6.4)
                                                -----------            ----------
    Total interest-earning assets                  348,662      7.6       (1,391)    (2.3)          (6,161)       4,770
                                                -----------            ----------
Less: allowance for loan losses                     (2,810)     8.6
Cash and due from banks                             15,587     15.1
Other assets                                       (14,480)    (5.7)
                                                -----------
   Total assets                                  $ 346,959      7.1
                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits                     $  72,824      8.6         (393)   (22.8)            (537)         144
Savings deposits                                    37,489      5.5         (580)   (53.2)            (639)          59
Direct time deposits                              (104,970)   (13.9)      (2,236)   (40.2)          (1,548)        (688)
Brokered time deposits                            (179,155)   (45.0)      (2,550)   (42.5)             223       (2,773)
Short-term borrowings                              231,011     52.6          312     24.6             (274)         586
Long-term debt                                     165,328     17.0          931      9.3             (762)       1,693
                                                -----------            ----------
  Total interest-bearing liabilities               222,527      5.4       (4,516)   (17.6)          (5,911)       1,395
                                                -----------            ----------
Noninterest-bearing demand deposits                 97,854     20.8
Other liabilities                                   (3,465)   (14.2)
Stockholders' equity                                30,043      9.9
                                                -----------
   Total liabilities and stockholders' equity    $ 346,959      7.1
                                                ===========
Net interest-earning assets                      $ 126,135     26.7
                                                ===========
Net interest income (tax-equivalent)                                       3,125      8.7         $   (250)     $ 3,375
Less: tax-equivalent adjustment                                              (29)    16.7
                                                                       ----------
Net interest income                                                     $  3,096      8.7
                                                                       ==========


Net interest income on a tax-equivalent basis totaled $38.9 million in first quarter 2004, compared to $35.8 million in first quarter 2003, while the net interest margin grew slightly to 3.19%. A decline of $1.4 million in total interest income was more than offset by a decline in total interest expense of $4.5 million. Generally, favorable changes in the mix of interest-bearing liabilities lowered interest costs which offset lower yields on the growth in earning assets.

The yield on earning assets was 4.92% in first quarter 2004, compared to 5.47% in first quarter 2003, a decline of 55 basis points, reflecting the low interest rate environment in first quarter 2004. The $1.4 million decrease in total interest income was primarily attributable to prepayments in the loan and investment portfolios, as higher yielding assets in those portfolios were replaced with lower yielding assets. Interest income from loans increased only $228 thousand, despite an additional $311 million in loan average balances, and interest income from investments decreased $1.6 million.

The average rate paid on interest-bearing liabilities declined 58 basis points to 1.97% in first quarter 2004, versus 2.55% in first quarter 2003. The deposit mix shifted favorably from higher rate CDs into lower rate demand and savings deposits, resulting in a favorable impact on interest expense of $5.8 million. Interest expense benefited further from a $98 million increase in average noninterest-bearing deposit balances during the quarter.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $377 thousand and interest expense increased by $1.2 million, for a total decrease of $1.6 million in net interest income relating to derivative transactions for the quarter ended March 31, 2004.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES
The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans. As a result, the provision for loan losses was $2.2 million in first quarter 2004, exceeding net charge-offs by $587 thousand. Net charge-offs were $1.6 million in first quarter 2004 compared to $2.4 million in first quarter 2003. Of the $774 thousand decrease in net charge-offs, $662 thousand related to the acquired consumer loan portfolio and an increase of $185 thousand related to commercial business loans. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Consumer loan net charge-offs as a percentage of average consumer loans were 0.29% in first quarter 2004 compared to 0.48% in first quarter 2003. On an overall basis, net charge-offs as a percentage of average loans were 0.23% in first quarter 2004 compared to 0.38% in first quarter 2003.

NON-INTEREST INCOME
Compared to first quarter 2003, total non-interest income increased $1.0 million to $23.6 million in first quarter 2004. Excluding net gains, non-interest income increased 6.7% to $22.8 million in first quarter 2004 versus 2003. Exclusive of the net gains, non-interest income, as a percentage of combined net interest income and non-interest income, was 37% in both 2004 and 2003 quarters. This demonstrates both the importance and stability of non-interest income to the Bank's strategic profile, as well as the diversity in its sources of revenue.

The improvement in non-interest income continued to be driven by deposit service charges, which increased $1.2 million from first quarter 2003, or 7.0%, to $18.5 million in first quarter 2004. The increase in deposit fees was primarily the result of continued strong retail and commercial deposit account growth. Additionally, the growth in deposit service fees was in spite of a $789 thousand, or 30%, decrease in fees from its retail customers' use of Bank-issued debit cards, resulting from an August 2003 downward revision to the retail debit card interchange fee structure from MasterCard. An upward revision to the debit card interchange fee structure effective in April 2004 is expected to have a favorable impact to this revenue source in future periods.

Net gains are composed of security gains and losses, and gains and losses on sales of loans, foreclosed property and fixed assets, which occur in the ordinary course of business. The Corporation recorded $816 thousand in net gains in first quarter 2004, compared to $1.2 million in first quarter 2003. The net gains in first quarter 2004 were composed of $954 thousand in net gains on the sales of securities, partially offset by $138 thousand in net losses relating to the disposition of certain assets. The majority of net gains on the sales of securities were the result of re-balancing the investment portfolio, predominately to reduce prepayment volatility related to changes in interest rates.

NON-INTEREST EXPENSE
Non-interest expense of $40.8 million for first quarter 2004 was $1.8 million, or 4.6%, greater than first quarter 2003. Over $400 thousand of the increase was directly attributable to the Bank's network expansion, impacting salaries and employee benefits, occupancy and furniture and fixture expense. The growth in non-interest expense, other than that which was impacted by branch expansion and expenses relating to the pending acquisition of Southern Financial, was contained to a growth rate of less than 3%. Increases in external processing fees were related to volume increases and additional outsourced services. Other non-interest expense decreased $182 thousand from first quarter 2003, due primarily to the elimination of a recourse reserve established in 2001 related to securitized loans.

INCOME TAXES
The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $1.5 million at March 31, 2004 versus $1.4 million at December 31, 2003.

Provident recorded income tax expense of $6.4 million based on pre-tax income of $19.3 million, representing an effective tax rate of 33.3%, compared to an effective tax rate of 32.3% in first quarter 2003. During the second quarter of 2003, the Corporation recognized state tax benefits associated with net operating loss carryforwards. The recognition of these state tax benefits in 2003 resulted in a greater state tax expense in 2004, forming the primary cause of the increase in the effective tax rate in the period.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2003, see "Interest Sensitivity Management" and Note 11 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The market risk of the Corporation has not experienced any material changes as of March 31, 2004 from December 31, 2003. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

               The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes such routine legal proceedings, in the aggregate, will not have a material adverse affect on the Corporation's financial condition or results of operation.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

               On January 15, 2003 the board of directors approved the repurchase of 1 million shares. During 2003, 273,885 shares were purchased under this authorization, leaving 730,331 remaining. There were no shares repurchased in the first quarter of 2004.

                                                                                              Maximum Number
                              Total Number         Average         Total Number of         of Shares Remaining
                                of Shares        Price Paid        Shares Purchased          to be Purchased
         Period                 Purchased         per Share           Under Plan               Under Plan
-------------------------    ----------------   --------------   ---------------------    ----------------------
       January 1
        through
     March 31 2004                       -                -                     -                730,331
                             ----------------   --------------   ---------------------    ----------------------
Total                                    -                -                     -                730,331
                             ----------------   --------------   ---------------------    ----------------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               (a) The Company held its Annual Meeting of Shareholders on April 21, 2004. Proxies were solicited with respect to such meeting under regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated March 12, 2004. Of the shares eligible to vote at the annual meeting, 21,534,471 were represented in person or by proxy.

               (b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

                                           No. of Votes          No. of Votes           Broker
             Director                          For        %        Withheld     %      Non-Votes    %
             --------                          ---        -        --------     -      ---------    -
             Melvin A. Bilal                 20,357,080   94.5      1,177,391   5.5           0    0.0
             Ward B. Coe                     15,270,348   70.9      6,264,123  29.1           0    0.0
             William J. Crowley Jr.          20,419,648   94.8      1,114,823   5.2           0    0.0
             Gary N. Geisel                  20,468,188   95.0      1,066,283   5.0           0    0.0
             Bryan J. Logan                  20,491,582   95.2      1,042,889   4.8           0    0.0
             Frederick W. Meier, Jr.         20,429,211   94.9      1,105,260   5.1           0    0.0

             The following directors are serving terms of office that continue through 2005 and 2006, as noted:

             Director                           Year Term Expires
             --------                           -----------------
             Thomas S. Bozzuto                        2005
             Charles W. Cole, Jr.                     2005
             Barbara B. Lucas                         2005
             Francis G. Riggs                         2005
             Enos K. Fry                              2005
             Pierce B. Dunn                           2006
             Mark K. Joseph                           2006
             Peter M. Martin                          2006
             Sheila K. Riggs                          2006
             Kevin G. Byrnes                          2006
             Donald E. Wilson                         2006


             (c) Three additional proposals were submitted for a vote, with the following results:

                                                                                                             Broker
                                          No. of Votes         No. of  Votes         No. of Votes             Non-
            Proposal                          For                 Against            Abstaining              Votes
            --------                          ---                 -------            ----------              -----
            Approval and Adoption of
            the Agreement and Plan of
            Reorganization pursuant to which
            Southern Financial Bancorp
            will merge with and into
            Provident Bankshares            17,962,949                86,807              59,178            3,425,537

            Approval of the
            Provident Bankshares
            Corporation 2004 Equity
            Compensation Plan               13,630,715             4,278,254             199,960            3,425,542

            Ratification of the
            appointment of KPMG LLP
            as independent auditors
            for the fiscal year
            ending December 31, 2004        21,336,484               148,042              49,945                    -



ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits and financial statements filed as a part of this report are as follows:

        (2.0)  Agreement and Plan of Reorganization between Provident Bankshares
                 Corporation and Southern Financial Bancorp, Inc. (1)

        (3.1)  Articles of Incorporation of Provident Bankshares Corporation (2)

        (3.3) Fourth Amended and Restated By-Laws of Provident Bankshares Corporation(3)

        (4.1)  Amendment No. 1 to Stockholder Protection Rights Agreement (4)

       (11.0)  Statement re: Computation of Per Share Earnings (5)

       (31.1)  Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

        (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

        (32.1) Section 1350 Certification of Chief Executive Officer

        (32.2) Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission in the first quarter of 2004 as follows:

          On January 21, 2004, the Company furnished a Form 8-K related to a press release announcing its financial results for the year ended December 31, 2003, and to file supplemental financial information, including a comparative analysis of average balances, interest income and expenses, and interest yields and rates (three months ended December 31, 2003 versus three months ended December 31, 2002), the Company's unaudited Consolidated Statement of Income for the three and twelve months ended December 31, 2003 and the Company's unaudited Consolidated Statement of Condition at December 31, 2003.

          ------------

(1) Incorporated by reference from Registrant's Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)  Incorporated by reference from Registrant's Quarterly Report on Form
     10-Q (File No. 0-16421) for the quarter ended March 31, 2000 (File No. 0-16421), filed with the Commission on May 10, 2000.
(4) Incorporated by reference from Registrant's 1994 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on February 17, 1995.
(5) Included in Note 11 to the Unaudited Consolidated Financial Statements on page 14 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Principal Executive Officer:

May 7, 2004                                By  /s/    GARY N. GEISEL
                                             ----------------------------------
                                                     Gary N. Geisel
                                                  Chairman of the Board
                                              and Chief Executive Officer

                                           Principal Financial Officer:

May 7, 2004                                By  /s/    DENNIS A. STARLIPER
                                             ----------------------------------
                                                    Dennis A. Starliper
                                                Executive Vice President and
                                                  Chief Financial Officer




EXHIBIT INDEX

  EXHIBIT                                        DESCRIPTION
------------      ---------------------------------------------------------------------------
   31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
   31.2           Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
   32.1           Section 1350 Certification of Chief Executive Officer
   32.2           Section 1350 Certification of Chief Financial Officer