Form 10-Q
period 2004-06-30
PROVIDENT BANKSHARES CORP
filed 2004-08-09
CIK 818969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ---------------------------

                                    FORM 10-Q

                          ---------------------------

|X|QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM       TO       .

                         COMMISSION FILE NUMBER 0-16421

                          ---------------------------

                        PROVIDENT BANKSHARES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          ---------------------------


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

                           ---------------------------

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

At August 2, 2004, the Registrant had 33,012,270 shares of $1.00 par value common stock outstanding.


================================================================================

                                TABLE OF CONTENTS
PART I - FINANCIAL INFORMATION                                              Page

Item 1.   Financial Statements

Consolidated Statements of Condition
June 30, 2004 and 2003 and December 31, 2003                                   3

Consolidated Statements of Income - Unaudited
Three and six month periods ended June 30, 2004 and 2003                       4

Consolidated Statements of Cash Flows - Unaudited
Six month periods ended June 30, 2004 and 2003                                 5

Notes to Consolidated Financial Statements - Unaudited                         6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                              19

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                             38

Item 4. Controls and Procedures                                               38

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   39

Item 2.   Changes in Securities, Use of Proceeds and Issuer
          Purchases of Equity Securities                                      39

Item 3.   Defaults upon Senior Securities                                     39

Item 4.   Submission of Matters to a Vote of Security Holders                 39

Item 5.   Other Information                                                   39

Item 6.   Exhibits and Reports on Form 8-K                                    39

SIGNATURES                                                                    41

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and subsidiaries (the "Corporation") (including, without limitation, the Corporation's 2003 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the PSLRA). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including with respect to earnings growth; revenue growth in consumer banking, lending and other areas; origination volume in the Corporation's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: prevailing economic and geopolitical conditions; changes in interest rates, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation's lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to acquisitions and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation's operations, pricing, products and services. The forward-looking statements are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In the event that any non-GAAP financial information is described in any written communication, please refer to the supplemental financial tables included within and on our website for the GAAP reconciliation of this information.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      CONSOLIDATED STATEMENTS OF CONDITION
                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                                                                       June 30,       December 31,       June 30,
(dollars in thousands, except per share and share amounts)                               2004             2003             2003
                                                                                     --------------   -------------   --------------
                                                                                      (Unaudited)                     (Unaudited)
ASSETS:
Cash and due from banks                                                                $   179,624     $   127,048      $   144,251
Short-term investments                                                                       7,884           1,137            1,694
Mortgage loans held for sale                                                                 6,406           5,016            8,091
Securities available for sale                                                            2,175,961       2,086,510        2,126,758
Loans                                                                                    3,519,519       2,784,546        2,579,365
Less allowance for loan losses                                                              47,687          35,539           34,047
                                                                                     --------------   -------------   --------------
Net loans                                                                                3,471,832       2,749,007        2,545,318
                                                                                     --------------   -------------   --------------
Premises and equipment, net                                                                 70,457          49,575           47,083
Accrued interest receivable                                                                 27,936          25,413           26,296
Goodwill                                                                                   247,776           7,692            7,692
Other intangible assets                                                                     13,613           1,240            1,444
Other assets                                                                               221,563         155,210          187,669
                                                                                     --------------   -------------   --------------
Total assets                                                                           $ 6,423,052     $ 5,207,848      $ 5,096,296
                                                                                     ==============   =============   ==============
LIABILITIES:
Deposits:
Noninterest-bearing                                                                    $   924,096     $   579,058      $   672,459
Interest-bearing                                                                         3,206,406       2,500,491        2,675,515
                                                                                     --------------   -------------   --------------
Total deposits                                                                           4,130,502       3,079,549        3,347,974
                                                                                     --------------   -------------   --------------
Short-term borrowings                                                                      511,796         627,861          369,173
Long-term debt                                                                           1,168,572       1,153,301          975,280
Accrued expenses and other liabilities                                                      29,305          22,372           73,053
                                                                                     --------------   -------------   --------------
Total liabilities                                                                        5,840,175       4,883,083        4,765,480
                                                                                     --------------   -------------   --------------
STOCKHOLDERS' EQUITY:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 40,649,190,
  32,213,590 and 31,938,838 shares at June 30,
  2004, December 31, 2003 and June 30, 2003, respectively                                   40,649          32,214           31,939
Additional paid-in capital                                                                 547,089         298,928          293,832
Retained earnings                                                                          162,647         153,545          137,737
Net accumulated other comprehensive income (loss)                                          (14,175)         (6,589)          12,890
Treasury stock at cost - 7,651,317 shares at June 30, 2004 and
  December 31, 2003 and 7,373,601 shares at June 30, 2003                                 (153,333)       (153,333)        (145,582)
                                                                                     --------------   -------------   --------------
Total stockholders' equity                                                                 582,877         324,765          330,816
                                                                                     --------------   -------------   --------------
Total liabilities and stockholders' equity                                             $ 6,423,052     $ 5,207,848      $ 5,096,296
                                                                                     ==============   =============   ==============

        The accompanying notes are an integral part of these statements.


                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES


                                                        Three Months Ended        Six Months Ended
                                                             June 30,                  June 30,
                                                     -----------------------    ----------------------
(dollars in thousands, except per share data)           2004          2003        2004          2003
                                                     ----------    ---------    ---------    ---------
INTEREST INCOME:
  Loans, including fees                               $  43,608    $  36,506    $  80,593    $  73,332
  Investment securities                                  22,871       23,493       45,405       47,542
  Tax-advantaged loans and securities                       332          379          674          779
  Short-term investments                                     48            5           50           13
                                                      ---------    ---------    ---------    ---------
    Total interest income                                66,859       60,383      126,722      121,666
                                                      ---------    ---------    ---------    ---------
INTEREST EXPENSE:
  Deposits                                                9,544       12,899       18,158       27,272
  Short-term borrowings                                   1,365        1,077        2,943        2,343
  Long-term debt                                         10,601        9,608       21,549       19,625
                                                      ---------    ---------    ---------    ---------
    Total interest expense                               21,510       23,584       42,650       49,240
                                                      ---------    ---------    ---------    ---------
Net interest income                                      45,349       36,799       84,072       72,426
  Less provision for loan losses                          1,215        3,251        3,389        5,011
                                                      ---------    ---------    ---------    ---------
Net interest income after provision for loan losses      44,134       33,548       80,683       67,415
                                                      ---------    ---------    ---------    ---------
NON-INTEREST INCOME:
  Service charges on deposit accounts                    21,052       19,244       39,583       36,565
  Commissions and fees                                    1,142        1,150        2,366        2,460
  Net losses                                             (7,877)      (6,892)      (7,061)      (5,645)
  Other non-interest income                               3,259        2,858        6,271        5,571
                                                      ---------    ---------    ---------    ---------
    Total non-interest income                            17,576       16,360       41,159       38,951
                                                      ---------    ---------    ---------    ---------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                         22,048       19,578       42,469       38,562
  Occupancy expense, net                                  4,430        3,834        8,480        7,850
  Furniture and equipment expense                         3,471        2,955        6,614        5,821
  External processing fees                                6,066        5,451       11,361       10,543
  Merger expenses                                         1,972         --          2,156         --
  Other non-interest expense                              8,489        8,482       16,223       16,574
                                                      ---------    ---------    ---------    ---------
    Total non-interest expense                           46,476       40,300       87,303       79,350
                                                      ---------    ---------    ---------    ---------
Income before income taxes                               15,234        9,608       34,539       27,016
Income tax expense (benefit)                              4,734       (2,587)      11,164        3,036
                                                      ---------    ---------    ---------    ---------
Net income                                            $  10,500    $  12,195    $  23,375    $  23,980
                                                      =========    =========    =========    =========

NET INCOME PER SHARE AMOUNTS:
  Basic                                               $    0.35    $    0.50    $    0.85    $    0.98
  Diluted                                                  0.34         0.49         0.83         0.96

        The accompanying notes are an integral part of these statements.

                                       4

                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                    --------------------------
(in thousands)                                                                         2004           2003
                                                                                    -----------    -----------
OPERATING ACTIVITIES:
  Net income                                                                        $    23,375    $    23,980
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                        15,454         19,284
    Provision for loan losses                                                             3,389          5,011
    Provision for deferred income tax (benefit)                                          (3,771)        (2,378)
    Net losses                                                                            7,061          5,645
    Loans originated and held for sale                                                  (35,229)       (60,833)
    Proceeds from sales of loans held for sale                                           34,025         62,056
    Net increase in accrued interest receivable and other assets                         (2,815)       (11,549)
    Net increase (decrease) in accrued expenses and other liabilities                        94         (4,447)
                                                                                    -----------    -----------
  Total adjustments                                                                      18,208         12,789
                                                                                    -----------    -----------
Net cash provided by operating activities                                                41,583         36,769
                                                                                    -----------    -----------

INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                 253,864        469,213
  Proceeds from sales of securities available for sale                                  816,335        771,882
  Purchases of securities available for sale                                           (623,692)    (1,377,485)
  Loan originations and purchases less principal collections                            (64,278)       (25,998)
  Net cash received from business acquisition                                            27,872           --
  Purchases of premises and equipment                                                    (7,146)        (4,918)
                                                                                    -----------    -----------
Net cash provided (used) by investing activities                                        402,955       (167,306)
                                                                                    -----------    -----------

FINANCING ACTIVITIES:
  Net increase in deposits                                                               28,713        160,008
  Net decrease in short-term borrowings                                                (352,293)      (170,585)
  Proceeds from long-term debt                                                           99,987        320,000
  Payments and maturities of long-term debt                                            (152,583)      (174,364)
  Proceeds from issuance of stock                                                         5,234          4,336
  Cash dividends paid on common stock                                                   (14,273)       (11,105)
                                                                                    -----------    -----------
Net cash provided (used) by financing activities                                       (385,215)       128,290
                                                                                    -----------    -----------
Increase (decrease) in cash and cash equivalents                                         59,323         (2,247)
Cash and cash equivalents at beginning of period                                        128,185        148,192
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $   187,508    $   145,945
                                                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                         $    30,405    $    36,509
  Income taxes paid                                                                      10,135          4,569
  Stock issued for acquired company                                                     251,363             --
  Net investment securities purchased and not settled                                        --         44,421
  Net investment securities sold and not delivered                                           --         45,880

        The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                  JUNE 30, 2004

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

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased, if any, are included from the date of merger. Assets and liabilities of purchased companies are stated at estimated fair values at the date of merger.

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

PURCHASE ACCOUNTING
-------------------

For purchase acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill.

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

                                                                                 Six Months Ended
                                                                                      June 30,
                                                                             ------------------------
(in thousands, except per share data)                                           2004          2003
                                                                             ----------    ----------
NET INCOME:
Net income as reported                                                       $   23,375    $   23,980
Deduction for total stock-based employee compensation expense determined
  under fair value based method for all awards, net of related tax effects         (570)         (517)
                                                                             ----------    ----------
Pro forma net income                                                         $   22,805    $   23,463
                                                                             ==========    ==========

BASIC EARNINGS PER SHARE:
As reported                                                                  $     0.85    $     0.98
Pro forma                                                                          0.83          0.96

DILUTED EARNINGS PER SHARE:
As reported                                                                  $     0.83    $     0.96
Pro forma                                                                          0.81          0.94

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                         Six Months Ended
                                                                            June 30,
                                                               ---------------------------------
                                                                   2004               2003
                                                               --------------    ---------------
Dividend yield                                                     3.33%              3.62%
Weighted average risk-free interest rate                           3.20%              3.12%
Weighted average expected volatility                              25.86%             25.33%
Weighted average expected life in years                            7.00               7.02


RECENTLY ADOPTED ACCOUNTING PRINCIPLES

In December 2003, the FASB issued Statement of Financial Accounting Standards No. 132 (revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises annual and interim disclosures about pension plans and other postretirement benefit plans. It does not change the measurement or recognition of those plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation's earnings, financial condition or equity. The required interim disclosures are included in Note 14 in this 10-Q.

 The Corporation adopted FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), Consolidation of Variable Interest Entities. FIN 46R effectively modified and clarified certain provisions of FIN 46 and modified the effective date for certain entities. FIN 46 was issued in January 2003 and provided guidance on identifying a variable interest entity ("VIE") and determining when a company must consolidate in its financial statements the assets, liabilities, and results of activities of a VIE. A company is required to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses, receives a majority of its expected residual returns, or both. The provisions of FIN 46R modified the Corporation's status as the primary beneficiary of the trusts associated with the Corporation's borrowing arrangements involving trust preferred securities. Accordingly, the Corporation deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to the Corporation's balance sheet and did not affect net income. Additionally, the Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required under the provisions of FIN 46R, as the Corporation is not the primary beneficiary in these arrangements.

In November 2003, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on Issue 03-1 (the "Consensus") requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. The Consensus also requires several additional disclosures for cost-method investments. Recognition and measurement guidance of the Consensus will be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, as required.

FUTURE CHANGES IN ACCOUNTING PRINCIPLES

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation is evaluating the operational requirements of implementation and will adopt the provisions beginning January 1, 2005.

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 ("FSP 106-1") regarding accounting and disclosure requirements related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. Once authoritative regulatory guidance implementing the Act is issued, management will evaluate the impact on the Corporation.

NOTE 2--BUSINESS COMBINATION

On April 30, 2004, the Corporation acquired 100 percent of the outstanding common shares of Southern Financial Bancorp, Inc. ("Southern Financial") , headquartered in Warrenton, Virginia, which is the holding company for Southern Financial Bank. Southern Financial recently completed the acquisition of Essex Bancorp, Inc., based in Norfolk, Virginia. Southern Financial operated 33 offices in the northern Virginia counties of Fairfax, Loudoun and Prince William; as well as Richmond, Charlottesville and the Tidewater areas. The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger. Subsequent to the merger, the Corporation entered into an agreement with Gateway Financial Holdings, Inc. which is headquartered in Elizabeth City, North Carolina, to sell three of the Tidewater area branch offices (formerly of Essex Bancorp, Inc.) and their associated deposits of approximately $140 million. This transaction is expected to close during the fourth quarter of 2004 following regulatory approval.

Southern Financial was merged with and into the Corporation. Southern Financial shareholders received 1.0875 shares of the Corporation's common stock and $11.125 in cash for each Southern Financial share outstanding. This resulted in the Southern Financial's shareholders receiving 8.2 million shares of the Corporation's common stock amounting to $251.3 million and $83.8 million in cash, for an aggregate purchase price of $335.2 million. The cash portion of the purchase price was substantially funded by $71 million in trust preferred securities which were issued in the fourth quarter of 2003. The value of the shares issued is based on the average market closing price of the Corporation's common stock from October 29, 2003 through November 6, 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Southern Financial at the date of merger. The purchase price allocation has not been finalized pending analysis and valuation of certain assets.

                                                                                 April 30,
(dollars in thousands)                                                             2004
                                                                             ----------------
ASSETS:
Cash                                                                             $    47,142
Short-term investments                                                                64,544
Investment securities                                                                564,964
Net loans                                                                            665,151
Other assets                                                                          79,931
Goodwill                                                                             240,084
Deposit-based intangible                                                              12,829
                                                                             ----------------
Total assets acquired                                                            $ 1,674,645
                                                                             ================

LIABILITIES:
Deposits                                                                         $ 1,022,240
Borrowings                                                                           300,308
Other liabilities                                                                     16,920
                                                                             ----------------
Total liabilities assumed                                                          1,339,468
                                                                             ----------------
Net assets acquired                                                              $   335,177
                                                                             ================


The merger with Southern Financial resulted in the recognition of $252.9 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible created was allocated to goodwill.

The following table reflects the pro forma results of operations for the six months ended June 30, 2004 and 2003 as if the merger had been completed at January 1, 2003. Because no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the merger had occurred on the indicated dates.

                                                            Three Months Ended                    Six Months Ended
                                                                 June 30,                             June 30,
                                                      --------------------------------     -------------------------------
(dollars in thousands, except share amounts)               2004             2003               2004             2003
                                                      ---------------  ---------------     --------------  ---------------
Total revenue (1)                                           $ 74,530         $ 71,235          $ 147,204        $ 139,390
Net income                                                    11,528           15,278             27,486           30,146
Earnings per share:
Basic                                                           0.35             0.47               0.84             0.93
Diluted                                                         0.34             0.46               0.82             0.91

(1) Total revenue consists of net interest income plus non-interest income, excluding net gains (losses).

NOTE 3--INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the available for sale securities portfolio as of the dates indicated:

                                                                                    Gross           Gross
                                                                 Amortized        Unrealized      Unrealized         Fair
(in thousands)                                                     Cost             Gains           Losses           Value
                                                               --------------    -------------   -------------   --------------
JUNE 30, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations            $  104,631         $      -        $  6,362       $   98,269
Mortgage-backed securities                                         1,683,036            4,649          27,413        1,660,272
Municipal securities                                                  16,416              587               -           17,003
Other debt securities                                                392,822            8,071             476          400,417
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $2,196,905         $ 13,307        $ 34,251       $2,175,961
                                                               ==============    =============   =============   ==============

DECEMBER 31, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations            $  115,837         $      1        $  5,206       $  110,632
Mortgage-backed securities                                         1,746,373            9,893          19,226        1,737,040
Municipal securities                                                  17,326              900               -           18,226
Other debt securities                                                211,640            9,699             727          220,612
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $2,091,176         $ 20,493        $ 25,159       $2,086,510
                                                               ==============    =============   =============   ==============

JUNE 30, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations            $  126,289         $    894        $  1,812       $  125,371
Mortgage-backed securities                                         1,794,490           23,597           2,943        1,815,144
Municipal securities                                                  19,210            1,229               -           20,439
Other debt securities                                                155,929           10,563             688          165,804
                                                               --------------    -------------   -------------   --------------
  Total securities available for sale                             $2,095,918         $ 36,283        $  5,443       $2,126,758
                                                               ==============    =============   =============   ==============


 At June 30, 2004, a net unrealized after-tax loss of $13.6 million on the securities portfolio was reflected in Net Accumulated Other Comprehensive Income ("OCI"). This compared to a net unrealized after-tax gain of $20.0 million at June 30, 2003 and a net unrealized after-tax loss of $3.0 million at December 31, 2003. For further details regarding investment securities at December 31, 2003, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation's Form 10-K as of and for the year ended December 31, 2003.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or permanent in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. By themselves, declines in value due to interest rate changes do not result in the conclusion that an other than temporary impairment has occurred. At June 30, 2004, $2.2 billion of the Corporation's investment securities had unrealized losses that are considered temporary. The majority of the investment securities with unrealized losses were mortgage-backed securities, which declined in value due to the interest rate environment during 2004.


NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding as of the dates indicated is shown in the table below.

                                                                                    June 30,       December 31,        June 30,
(in thousands)                                                                        2004             2003              2003
                                                                                 ---------------   --------------   ---------------
Originated residential mortgage                                                     $   123,216      $    78,164       $   111,486
Home equity                                                                             604,096          505,465           403,253
Acquired residential                                                                    625,857          611,157           541,166
Marine                                                                                  445,833          464,474           450,797
Other                                                                                    51,595           49,721            59,788
                                                                                 ---------------   --------------   ---------------
  Total consumer                                                                      1,850,597        1,708,981         1,566,490
Commercial real estate:
  Commercial mortgage                                                                   492,856          318,436           287,673
  Residential construction                                                              217,138          161,932           136,996
  Commercial construction                                                               281,044          208,594           208,286
Commercial business                                                                     677,884          386,603           379,920
                                                                                 ---------------   --------------   ---------------
  Total commercial                                                                    1,668,922        1,075,565         1,012,875
                                                                                 ---------------   --------------   ---------------
Total loans                                                                         $ 3,519,519      $ 2,784,546       $ 2,579,365
                                                                                 ===============   ==============   ===============


The following table reflects the activity in the allowance for loan losses for the periods indicated:
                                                                        Three Months Ended                 Six Months Ended
                                                                              June 30,                         June 30,
                                                                --------------------------------   --------------------------------
(in thousands)                                                      2004              2003             2004              2003
                                                                --------------   ---------------   --------------   ---------------
Balance at beginning of period                                       $ 36,126          $ 32,562         $ 35,539          $ 33,425
Provision for loan losses                                               1,215             3,251            3,389             5,011
Allowance acquired in merger                                           12,085                 -           12,085                 -
Transfer to other liabilities                                               -                 -                -              (262)
Less loans charged-off, net of recoveries:
  Originated residential mortgage                                          30                 -               30               (49)
  Home equity                                                              (1)               (1)              (1)                9
  Acquired residential                                                  1,234             1,497            2,470             3,395
  Marine and other consumer                                               (81)              133              (37)              513
  Commercial mortgage                                                     207                 -              207                 -
  Commercial business                                                     350               137              657               259
                                                                --------------   ---------------   --------------   ---------------
  Net charge-offs                                                       1,739             1,766            3,326             4,127
                                                                --------------   ---------------   --------------   ---------------
Balance at end of period                                             $ 47,687          $ 34,047         $ 47,687          $ 34,047
                                                                ==============   ===============   ==============   ===============


NOTE 5--INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and deposit-based intangible for the six months ended June 30, 2004 are reflected in the tables below.

                                                                                                Accumulated          Net
(in thousands)                                                                 Goodwill        Amortization        Goodwill
                                                                            ----------------  ----------------  ---------------
Balance at December 31, 2003                                                      $   8,314          $   (622)       $   7,692
Intangible created on purchase of Southern Financial Bancorp                        240,084                 -          240,084
                                                                            ----------------  ----------------  ---------------
Balance at June 30, 2004                                                          $ 248,398          $   (622)       $ 247,776
                                                                            ================  ================  ===============



                                                                              Deposit-based      Accumulated
(in thousands)                                                                 Intangible       Amortization         Total
                                                                            ----------------  ----------------  ---------------
Balance at December 31, 2003                                                      $   2,600          $ (1,360)        $  1,240
Intangible created on purchase of Southern Financial Bancorp                         12,829                 -           12,829
Amortization expense for the six months ended June 30, 2004                               -              (456)            (456)
                                                                            ----------------  ----------------  ---------------
Balance at June 30, 2004                                                          $  15,429          $ (1,816)        $ 13,613
                                                                            ================  ================  ===============

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

NOTE 6--DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

                                                                         June 30,       December 31,       June 30,
(in thousands)                                                             2004             2003             2003
                                                                       -------------    -------------    -------------
Interest-bearing deposits:
Money market/demand                                                      $1,174,768       $  912,247       $  916,486
Savings                                                                     772,564          701,524          711,930
Direct time certificates of deposit                                         902,942          655,563          709,548
Brokered certificates of deposit                                            356,132          231,157          337,551
                                                                       -------------    -------------    -------------
  Total interest-bearing deposits                                         3,206,406        2,500,491        2,675,515
Noninterest-bearing deposits                                                924,096          579,058          672,459
                                                                       -------------    -------------    -------------
  Total deposits                                                         $4,130,502       $3,079,549       $3,347,974
                                                                       =============    =============    =============

NOTE 7--SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:


                                                                       June 30,        December 31,     June 30,
(in thousands)                                                           2004            2003             2003
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                             $ 264,704       $ 240,798        $ 237,135
Federal funds purchased                                                   245,000         245,000          130,000
Federal Home Loan Bank advances - variable rate                                 -         140,000                -
Other short-term borrowings                                                 2,092           2,063            2,038
                                                                     -------------    ------------    -------------
  Total short-term borrowings                                           $ 511,796       $ 627,861        $ 369,173
                                                                     =============    ============    =============

NOTE 8--LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

                                                                      June 30,       December 31,       June 30,
(in thousands)                                                          2004             2003             2003
                                                                    --------------   --------------   --------------
Federal Home Loan Bank advances - fixed rate                           $  171,105       $  138,540        $ 148,593
Federal Home Loan Bank advances - variable rate                           780,699          809,517          672,293
Trust preferred securities                                                172,393          144,619           77,519
Term repurchase agreements                                                 44,375           60,625           76,875
                                                                    --------------   --------------   --------------
  Total long-term debt                                                 $1,168,572       $1,153,301        $ 975,280
                                                                    ==============   ==============   ==============

NOTE 9--DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $6.3 million and $14.2 million for the six month periods ended June 30, 2004 and 2003, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income. At June 30, 2004 and 2003, the Corporation recorded a cumulative decline in the fair value of derivatives of $561 thousand and $4.7 million, respectively, net of taxes, in accumulated other comprehensive income to reflect the effective portion of cash flow hedges. Amounts recorded in other comprehensive income are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ended June 30, 2004 and 2003, the Corporation had no ineffective portions of hedges.


The table below presents the Corporation's open derivative positions as of the dates indicated:

(in thousands)                                                 Notional       Credit Risk        Market
Derivative Type                      Hedge Objective            Amount           Amount           Risk
------------------------------   -------------------------  ---------------  ---------------  --------------
JUNE 30, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost                $   350,000         $  1,922        $  1,922
  Pay fixed/receive variable     Loan rate risk                     66,132            1,086           1,086
  Receive fixed/pay variable     Borrowing cost                    287,500            5,411           1,792
Interest rate caps/corridors     Borrowing cost                    300,000            5,955           5,955
                                                            ---------------  ---------------  --------------
                                                               $ 1,003,632         $ 14,374        $ 10,755
                                                            ===============  ===============  ==============

December 31, 2003
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost                $   510,000         $      -        $ (2,455)
  Pay fixed/receive variable     Loan rate risk                     50,442              148             148
  Receive fixed/pay variable     Borrowing cost                     70,000            6,667           6,667
Interest rate caps/corridors     Borrowing cost                    400,000            6,472           6,472
                                                            ---------------  ---------------  --------------
                                                               $ 1,030,442         $ 13,287        $ 10,832
                                                            ===============  ===============  ==============

JUNE 30, 2003
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost                $   215,000         $      -        $ (6,000)
  Pay fixed/receive variable     Loan rate risk                     10,000                -             (91)
  Receive fixed/pay variable     Borrowing cost                    157,750           14,124          14,124
Interest rate caps/corridors     Borrowing cost                    162,000                2               2
                                                            ---------------  ---------------  --------------
                                                               $   544,750         $ 14,126        $  8,035
                                                            ===============  ===============  ==============

NOTE 10--OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:


                                                                                                      June 30,
(in thousands)                                                                                          2004
                                                                                                    --------------
Commercial business and real estate                                                                    $  651,974
Consumer revolving credit                                                                                 431,564
Residential mortgage credit                                                                                 8,501
Performance standby letters of credit                                                                      92,687
Commercial letters of credit                                                                                  377
                                                                                                    --------------
  Total loan commitments                                                                               $1,185,103
                                                                                                    ==============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 11--NET LOSSES

Net losses include the following components for the periods indicated:

                                                                  Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                           ------------------------------    -------------------------------
(in thousands)                                                 2004             2003             2004             2003
                                                           -------------    -------------    -------------    --------------
Net losses:
  Securities                                                   $ (7,660)        $  7,154         $ (6,706)         $  8,279
  Asset sales                                                      (217)           1,252             (355)            1,374
  Debt extinguishment                                                 -          (15,298)               -           (15,298)
                                                           -------------    -------------    -------------    --------------
Net losses                                                     $ (7,877)        $ (6,892)        $ (7,061)         $ (5,645)
                                                           =============    =============    =============    ==============

Net realized losses on investment securities were $7.7 million for the three months ended June 30, 2004 compared to net realized gains of $7.2 million for the same quarter of 2003. For the six months ended June 30, 2004, net realized losses were $6.7 million compared to net realized gains of $8.3 million for the same period of 2003.

The early extinguishment of $140 million of FHLB borrowings in the second quarter of 2003 resulted in losses of $15.3 million. Security gains and losses, as well as the one-time tax benefit recognized in the second quarter of 2003 offset this loss on the extinguishment of the FHLB borrowings.

NOTE 12--EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.


                                                              Three Months Ended              Six Months Ended
                                                                  June 30,                         June 30,
                                                        -----------------------------   -----------------------------
(in thousands, except per share data)                        2004            2003            2004            2003
                                                        -------------   -------------   -------------   -------------
Qualifying net income                                       $ 10,500        $ 12,195        $ 23,375        $ 23,980
Basic EPS shares                                              30,264          24,501          27,466          24,443
Basic EPS                                                   $   0.35        $   0.50        $   0.85        $   0.98
Dilutive shares                                                  549             585             620             624
Diluted EPS shares                                            30,813          25,086          28,086          25,067
Diluted EPS                                                 $   0.34        $   0.49        $   0.83        $   0.96

NOTE 13--COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) including the components of other comprehensive income for the periods indicated:

                                                                    Three Months Ended               Six Months Ended
                                                                          June 30,                        June 30,
                                                             -------------------------------   ------------------------------
(in thousands)                                                   2004             2003             2004             2003
                                                             --------------   --------------   --------------   -------------
Net income                                                        $ 10,500         $ 12,195         $ 23,375        $ 23,980
Other comprehensive losses:
  Net unrealized gains (losses) on derivatives                      11,951           (1,603)           4,608          (3,432)
  Net unrealized holding gains (losses) on debt securities         (44,431)           3,779          (22,984)          8,588
  Less reclassification adjustment for gains (losses)
    realized in net income                                          (7,660)           7,154           (6,706)          8,279
                                                             --------------   --------------   --------------   -------------
Other comprehensive loss before tax                                (24,820)          (4,978)         (11,670)         (3,123)
Related income tax benefit                                          (8,685)          (1,742)          (4,084)         (1,093)
                                                             --------------   --------------   --------------   -------------
Other comprehensive loss, after tax                                (16,135)          (3,236)          (7,586)         (2,030)
                                                             --------------   --------------   --------------   -------------
Comprehensive income (loss)                                       $ (5,635)        $  8,959         $ 15,789        $ 21,950
                                                             ==============   ==============   ==============   =============


NOTE 14--EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

                                                                     Pension Plan              Postretirement Benefits
                                                              ----------------------------    ---------------------------
                                                                  Three Months Ended              Three Months Ended
                                                                       June 30,                        June 30,
                                                              ----------------------------    ---------------------------
(in thousands)                                                    2004           2003             2004          2003
                                                              -------------  -------------    -------------  ------------
Service cost - benefits earned during the period                     $ 292        $   521            $  26         $  58
Interest cost on projected benefit obligation                          372            665               18            39
Expected return on plan assets                                        (428)          (764)               -             -
Net amortization and deferral of loss                                   48             85                8            18
                                                              -------------  -------------    -------------  ------------
Net pension cost included in employee benefits expense               $ 284        $   507            $  52         $ 115
                                                              =============  =============    =============  ============


                                                                     Pension Plan              Postretirement Benefits
                                                              ----------------------------    ---------------------------
                                                                   Six Months Ended                Six Months Ended
                                                                       June 30,                        June 30,
                                                              ----------------------------    ---------------------------
(in thousands)                                                    2004           2003             2004          2003
                                                              -------------  -------------    -------------  ------------
Service cost - benefits earned during the period                     $ 585        $ 1,044            $  52         $ 115
Interest cost on projected benefit obligation                          746          1,331               36            78
Expected return on plan assets                                        (858)        (1,531)               -             -
Net amortization and deferral of loss                                   96            171               17            37
                                                              -------------  -------------    -------------  ------------
Net pension cost included in employee benefits expense               $ 569        $ 1,015            $ 105         $ 230
                                                              =============  =============    =============  ============

The Corporation contributed $5.0 million and $11.1 million to the pension plan during the first six months of 2004 and the full year of 2003, respectively. Management meets periodically with the trustees of the plan to review asset values, performance of the plan's investments and the assessment of the benefit obligation. Combining these factors in addition to the expected future performance of the plan assets, management may determine that additional funding of the plan would be prudent. Future contributions may occur based upon the value of the plan assets as compared to the projected benefit obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL
Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At June 30, 2004, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states - the Baltimore, Washington and Richmond metropolitan areas.

Provident's principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers - individuals, small businesses and middle market businesses. The Bank offers consumer and commercial banking products and services through the Retail Banking group and the Commercial Banking group. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company ("PIC") and leases through Court Square Leasing and Provident Lease Corporation.

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

The cornerstone of the Bank's ability to serve its customers is its banking office network, which consists of 92 traditional banking office locations and 59 in-store banking offices at June 30, 2004. Of the 151 banking offices, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington and Virginia regions, reflecting the successful migration of the Bank from a Baltimore-based thrift to a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 231 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

With banking offices and ATMs throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. With its footprint in the high growth areas of Maryland and Virginia, Provident expects to benefit from the economic performance in the region, which has outpaced the nation over the past eighteen months. The economy in most of its markets is performing better than the national economy on many fronts. Labor Department data released during the quarter revealed that the Washington region's unemployment rate for April 2004 was the nation's lowest among all metropolitan areas. In addition, the area added more jobs than any other metropolitan market. While the strong housing market and federal government spending helped drive the regional economy, there were gains in every part of the private sector as well.

Provident is well positioned in its region to provide the products, services and delivery of its largest competitors, while delivering the level of service provided by the best community banks. Over the past three years the Corporation's focus has been on the consistent execution of a group of fundamental business strategies:

o to broaden presence and customer base in the Virginia and metropolitan Washington markets;
o  to grow commercial business in all of its markets;
o  to focus resources in core business lines; and
o  to improve financial fundamentals.

Efforts against these strategies were accelerated with the merger with Southern Financial Bancorp, Inc. of Warrenton, Virginia ("Southern Financial") which was finalized on April 30, 2004. Southern Financial's deposit and loan customer base was converted to Provident's core processing system on May 31, 2004, meeting its targeted "Customer Day One" of June 1, 2004. During second quarter 2004, the Corporation also announced the definitive agreement to sell three Norfolk/Tidewater banking offices that were acquired in the merger because these branches were outside of Provident's strategic footprint. This transaction is expected to close in fourth quarter 2004.

The merger with Southern Financial, net of the banking offices to be sold, added 30 well-located traditional banking offices in the Washington and Richmond metropolitan areas. These offices complement Provident's existing network of in-store banking offices in the Washington region.

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

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, intangible assets associated with mergers, other than temporary impairment of investment securities, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the applicable sections of Management's Discussion and Analysis. It is at least reasonably possible that each of the Corporation's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation's Consolidated Financial Statements.

FINANCIAL CONDITION

At June 30, 2004, total assets were $6.4 billion, up from $5.1 billion at June 30, 2003. The on-going transformation of the balance sheet has resulted in a higher percentage of loans and deposits that have been originated by the Bank's core business lines. In June 2004, average core loans represented 77% of total average loans and average core deposits represented 91% of total average deposits, evidencing the substantial progress made in Provident's transition to a core-based balance sheet. The merger with Southern Financial on April 30, 2004 added $677 million in loan balances and $1.0 billion in deposit balances. The averages for second quarter 2004 discussed below include the impact of Southern Financial balances for only two-thirds of the quarter. Third quarter 2004 will reflect the full impact of the added balances.

LENDING
Total average loan balances increased to $3.3 billion in second quarter 2004, an increase of $782 million, or 31%, from second quarter 2003. Organic Provident growth comprised $324 million of the growth in average loans, with the balance of $459 million contributed by the Southern Financial loan portfolio. The following table summarizes the composition of the Bank's average loans for the periods indicated.

                                                              Three Months Ended
                                                                   June 30,                    $                %
                                                      -------------------------------
(dollars in thousands)                                    2004             2003            Variance         Variance
                                                      -------------    --------------   --------------    -------------
Residential real estate:
  Originated residential mortgage                      $   108,155        $ 125,313      $ (17,158)           (13.7) %
  Home equity                                              572,716          387,317        185,399             47.9
  Acquired residential                                     625,145          525,282         99,863             19.0
Other consumer:
  Marine                                                   450,148          439,310         10,838              2.5
  Other                                                     49,193           63,948        (14,755)           (23.1)
                                                      -------------    --------------   --------------
    Total consumer                                       1,805,357        1,541,170        264,187             17.1
Commercial real estate:
    Commercial mortgage                                    429,279          263,111        166,168             63.2
    Residential construction                               204,964          137,619         67,345             48.9
    Commercial construction                                259,088          194,911         64,177             32.9
Commercial business                                        594,828          374,400        220,428             58.9
                                                      -------------    --------------   --------------
    Total commercial                                     1,488,159          970,041        518,118             53.4
                                                      -------------    --------------   --------------
Total loans                                            $ 3,293,516      $ 2,511,211      $ 782,305             31.2
                                                      =============    ==============   ==============

The Bank has focused its lending efforts on the generation of loans that are of higher, more predictable credit quality at higher spreads. Management believes these efforts lead to the acquisition of customers who are more likely to utilize the Bank's other products and services, resulting in longer term, deeper relationships.

Provident's expanded presence in the Baltimore-Washington metropolitan regions was the primary contributor to the achievement of the 31% growth in average loans. The average loan growth of $782 million in the last twelve months is comprised of $264 million, or 34%, in consumer loans and $518 million, or 66%, in commercial loans. Reflecting the greater emphasis Southern Financial had on commercial lending, of the total average loans acquired in the merger, $83 million were consumer loans and $376 million were commercial loans. The result is a balanced mix of revenue sources between the two product segments with $1.8 billion, or 55%, in consumer loans, and $1.5 billion, or 45% in commercial loans. Geographically, average loan balances of $977 million originated in the Washington and Richmond metropolitan areas were more than twice the level in second quarter 2003 and represented 30% of total average loans in second quarter 2004.

Average consumer loans increased $264 million, or 17%, in second quarter 2004 versus the same quarter of the prior year. Strong production of home equity loans and lines generated by the Bank's retail banking offices, phone center and Internet unit in the past twelve months resulted in a $185 million, or 48%, net increase to $573 million, or 32% of average consumer loans. Average marine loans, which are originated utilizing brokers but underwritten individually by the Bank, had modest growth and represented 25% of average consumer loans in second quarter 2004.

The Bank's portfolio of acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 35% of average consumer loans and 19% of average total loans in the second quarter 2004. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At June 30, 2004, approximately 79% of the acquired portfolio was in first lien position.

Average commercial loans increased $518 million, or 53%, in second quarter 2004 versus second quarter 2003. Growth in average commercial real estate (including construction and mortgage) loans was particularly strong, evidenced by an increase of $298 million, or 50%, in second quarter 2004 compared to second quarter 2003. The pre-merger Provident average commercial loan portfolio grew $142 million, or 15%, in second quarter 2004 over the second quarter 2003, reflecting continued market penetration.


ASSET QUALITY

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

                                                                                                      June 30,        December 31,
(dollars in thousands)                                                                                  2004              2003
                                                                                                  --------------   ---------------
NON-PERFORMING ASSETS:
Originated residential mortgage                                                                        $  1,856          $  2,560
Home equity                                                                                                 108                40
Acquired residential                                                                                     11,925            16,401
Other consumer                                                                                              110                96
Residential real estate contstruction                                                                       132               135
Commercial real estate construction                                                                       3,123                 -
Commercial business                                                                                      12,412             3,085

                                                                                                  --------------   ---------------
  Total non-accrual loans                                                                                29,666            22,317
Total renegotiated loans                                                                                      -                 -
                                                                                                  --------------   ---------------
  Total non-performing loans                                                                             29,666            22,317
Total other assets and real estate owned                                                                  1,567             3,243
                                                                                                  --------------   ---------------
  Total non-performing assets                                                                          $ 31,233          $ 25,560
                                                                                                  ==============   ===============

90-DAY DELINQUENCIES:
Originated residential mortgage                                                                        $  5,298          $  4,669
Home equity                                                                                                 172               143
Acquired residential                                                                                      2,176             4,181
Other consumer                                                                                              433               355
Commercial mortgage                                                                                           -                 -
Residential real estate construction                                                                         72                 -
Commercial real estate construction                                                                           -                 -
Commercial business                                                                                       2,435               544

                                                                                                  --------------   ---------------
  Total 90-day delinquencies                                                                           $ 10,586          $  9,892
                                                                                                  ==============   ===============

ASSET QUALITY RATIOS:
Non-performing loans to loans                                                                             0.84%             0.80%
Non-performing assets to loans                                                                            0.89%             0.92%
Allowance for loan losses to loans                                                                        1.35%             1.28%
Net charge-offs in quarter to average loans                                                               0.21%             0.21%
Allowance for loan losses to non-performing loans                                                       160.75%           159.25%


The asset quality within the Corporation's loan portfolios remained stable in second quarter 2004. Non-performing assets were $31.2 million at June 30, 2004, up $5.7 million from the level at December 31, 2003. The level of non-performing assets was elevated by the addition of $15 million of non-performing commercial loans acquired in the merger, of which $12 million were commercial business and $3 million were commercial real estate construction loans. Non-performing commercial business loans include $2.8 million of U.S. government guarantees. During second quarter 2004, the Corporation sold approximately $3.5 million of its non-performing acquired residential loan portfolio.

The overall asset quality ratios of the Corporation, including the impact of the Southern Financial portfolio, remain very consistent with pre-merger levels. Loans acquired in the merger represent approximately 20% of the overall level of loans. The level of non-performing loans to total loans was 0.84% at June 30, 2004 compared to 0.80% at December 31, 2003. Although no assurances can be given, management believes that the level of non-performing assets will remain relatively stable in the near term.

Total 90-day delinquencies increased slightly in first half 2004 from December 31, 2003 due to the addition of delinquent loans from the merger, offset partially by a decrease in delinquent pre-merger acquired residential mortgages. Delinquencies have declined consistently in the acquired mortgage portfolio reaching their lowest level in several years.

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

As a result of the merger, the Corporation recorded an additional allowance of $12.1 million, or approximately 1.74% of the loans acquired. This increased the allowance to $47.7 million at June 30, 2004 and increased the allowance as a percentage of total loans outstanding from 1.28% at December 31, 2003 to 1.35% at June 30, 2004. The allowance coverage remained fairly consistent, with coverage of 161% of non-performing loans at June 30, 2004 compared to 159% at December 31, 2003. Portfolio-wide net charge-offs represented 0.21% of average loans in second quarter 2004, level with fourth quarter 2003 and down from 0.28% in second quarter 2003. For consumer portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios were at their lowest levels in several years, reflecting both the favorable levels of delinquencies and management's attention to collection efforts.

DEPOSITS
The following table summarizes the composition of the Corporation's average deposit balances for the periods indicated.

                                                               Three Months Ended
                                                                    June 30,                    $              %
                                                         ------------------------------
(dollars in thousands)                                       2004             2003          Variance        Variance
                                                         --------------   -------------   -------------   ------------
Transaction accounts:
  Non-interest bearing                                      $  752,198     $  538,774       $ 213,424         39.6 %
  Interest-bearing                                             505,968        437,805          68,163         15.6
Savings/money market:
  Savings                                                      771,270        709,444          61,826          8.7
  Money market                                                 600,844        447,179         153,665         34.4
Certificates of deposit:
  Direct                                                       850,667        722,802         127,865         17.7
  Brokered                                                     338,392        356,908         (18,516)        (5.2)
                                                               -------        -------       ---------
    Total deposits                                          $3,819,339     $3,212,912       $ 606,427         18.9
                                                            ===========    ==========       =========

Deposits by source:
  Consumer                                                  $2,707,743     $2,395,158       $ 312,585         13.1
  Commercial                                                   773,204        460,846         312,358         67.8
  Brokered                                                     338,392        356,908         (18,516)        (5.2)
                                                            ----------     ----------       ---------
    Total deposits                                          $3,819,339     $3,212,912       $ 606,427         18.9
                                                            ==========     ==========       =========

Deposits obtained from individuals and businesses represented 91% of the Bank's deposit balances in second quarter 2004, compared to 89% in second quarter 2003 and 81% in second quarter 2002. The customer deposits are generated through the Bank's increased number of banking office locations and commercial cash management cross sales and calling efforts. As a result of the banking office expansion efforts, including the Southern Financial merger, approximately 32% of average customer deposit balances in second quarter 2004 were from the Virginia and Washington metropolitan areas. Further, the percentage of commercial deposits continued to improve, with average commercial deposit balances representing 22% of average customer deposits in second quarter 2004.

Transaction accounts comprise 33% of the Bank's customer deposit balances, and remain a key part of the Bank's deposit gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. Management believes its checking account products, combined with the Bank's service options available through both traditional and in-store banking offices, has given Provident a competitive advantage in the deposit gathering process.

As a result of the Corporation's focus on its core business activities, average deposits generated from the Bank's consumer and commercial customer base increased $625 million in second quarter 2004 from second quarter 2003. Average balances from transaction accounts and money market accounts showed increases of $282 million and $154 million, respectively, through organic deposit growth and the addition of Southern Financial deposits. Average brokered deposits declined $19 million in second quarter 2004 from second quarter 2003. This reflects a decline in Provident's average brokered deposits of $163 million, which was partially offset by the addition of $144 million in average callable time deposits from the merger during second quarter 2004.

TREASURY ACTIVITIES
The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management's objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At June 30, 2004, the investment securities portfolio was $2.2 billion. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. Although securities may be purchased with the intention of holding to maturity, all securities are currently classified as available for sale to maximize management flexibility. The Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities ("MBS") and other debt securities, which include corporate bonds and asset-backed securities. At June 30, 2004, 77% of the investment portfolio was invested in MBS. The asset-backed securities portfolio, representing 11% of the total portfolio, consisted predominately of Aaa and single A rated tranches of pooled trust preferred securities. The corporate bond portfolio, representing 6% of the portfolio at June 30, 2004, is primarily invested in securities rated investment grade by Moody's and S&P rating agencies.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment's duration, the longer the time until its rate is reset to current market rates. The Bank's risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 4%. In the current economic environment, the duration is targeted for the middle of that range.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term "other than temporary" is not intended to indicate that the decline is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At June 30, 2004, there were no investment securities determined to be other than temporarily impaired.

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

Average borrowings increased $303 million in second quarter 2004 from second quarter 2003. Average repo balances increased $41 million, representing commercial customer cash management products. Average trust preferred balances increased $86 million, due to $71 million in floating rate trust preferred securities issued in December 2003 in contemplation of the merger, combined with $15 million of average trust preferred securities acquired as part of the merger. Average fed funds increased $52 million, reflecting management's intentions to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $124 million, offsetting runoff of higher cost pre-merger brokered CDs.

The merger with Southern Financial provided an opportunity to optimize the Corporation's combined balance sheet by eliminating low margin wholesale investments and borrowings. The result of the strategy is expected to be an improvement in the net interest margin and a quicker recovery of pre-merger capital levels. Execution of the strategy involved the sale of approximately $415 million of investments that were sold in second quarter of 2004, at a net loss of $8.1 million, or $0.18 per share. As part of the same transaction, $415 million of debt, with similar duration to the investments sold, matured or was extinguished with no loss.

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

The Bank's primary source of liquidity beyond the traditional sources is the assets it possesses, which can be either pledged as collateral for secured borrowings or sold outright. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At June 30, 2004, $1.2 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $706 million. An excess liquidity position of $399 million remains after covering $307 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At June 30, 2004, the Bank possessed over $830 million of overnight borrowing capacity, of which only $245 million was in use at June 30, 2004. The brokered CD and unsecured debt markets, which typically are more expensive than secured funds of similar maturity, remain viable funding alternatives. As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2004, over $500 million of the Bank's investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank's $1.9 billion consumer loan portfolio is saleable in an efficient market.

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

OFF-BALANCE SHEET ARRANGEMENTS
The Corporation enters into certain transactions which may either contain risks or represent contingencies. These risks or contingencies may take the form of recourse on assets sold to third parties, concentrations of credit risk, commitments to fund loans (see below) or exposure to litigation. Disclosure of these arrangements is found in Note 10 to the Unaudited Consolidated Financial Statements.

FUTURE CONTRACTUAL OBLIGATIONS
The Corporation enters into various contractual arrangements in the normal course of business. Each of these arrangements affect the Bank's determination of sufficient liquidity. Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at June 30, 2004 were as follows.

                                                                June 30,
(in thousands)                                                    2004
                                                             --------------
Commercial business and real estate                             $  651,974
Consumer revolving credit                                          431,564
Residential mortgage credit                                          8,501
Performance standby letters of credit                               92,687
Commercial letters of credit                                           377
                                                             --------------
  Total loan commitments                                        $1,185,103
                                                             ==============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts necessarily do not represent future cash requirements.

In additional to potential financing under credit arrangements, the Corporation issues junior subordinated debt to wholly owned statutory trusts which then issue trust preferred securities as a source of long term funding to the Corporation. Each issue of trust preferred securities bears a different rate of interest and which is callable at various dates. The Corporation also enters into term repurchase agreements and borrows funds from the FHLB. These borrowings have amounts due at various intervals over 30 years.

The Corporation also enters into lease agreements for the majority of its branch and operations offices. Many of the lease arrangements exceed five years in term with extension provisions. Presented below are the estimated funding commitments of the Corporation at June 30, 2004.

                                                                Contractual Payments Due by Period
                                 -----------------------------------------------------------------------------------------
(in thousands)                        Less
                                     than 1              1-3               4-5             After 5
                                      Year              Years             Years             Years              Total
                                 ---------------    --------------    --------------    --------------    ----------------
Lease commitments                     $  11,475         $  20,943         $  15,112         $  26,271         $    73,801
Long-term debt                          274,761           533,811           152,338           207,662           1,168,572
                                 ---------------    --------------    --------------    --------------    ----------------
     Total                            $ 286,236         $ 554,754         $ 167,450         $ 233,933         $ 1,242,373
                                 ===============    ==============    ==============    ==============    ================

RISK MANAGEMENT
The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management's objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools. The Bank manages several forms of interest rate risk, including asset/liability mismatch, basis and prepayment risk.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2004 for the June 30, 2004 data and on January 1, 2004 for the December 31, 2003 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown. The Corporation has slightly increased its asset sensitivity in view of the expected rise in interest rates over the foreseeable future.

                                                                At June 30, 2004                        At December 31, 2003
                                                                   Projected                                 Projected
                                                              Percentage Change in                      Percentage Change in
             Interest Rate Scenario                           Net Interest Income                       Net Interest Income
             ---------------------------------          ---------------------------------         ---------------------------------
             -100 basis points                                       -3.7%                                     -2.8%
             No change                                                --                                        --
             +100 basis points                                       +1.6%                                     +1.4%
             +200 basis points                                       +2.1%                                     +1.2%

This isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is approximately 4% under probable single direction scenarios. The Corporation's one year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $500 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $704 million notional amount in interest rate swaps were in place to reduce interest rate risk, and $300 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore the Bank has chosen not to do a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio.

Other lending risks include liquidity risk and specific risk. The liquidity risk of the Corporation arises from its obligation to make payment in the event of a customer's contractual default. The evaluation of specific risk is a basic function of underwriting and loan administration, involving analysis of the borrower's ability to service debt as well as the value of pledged collateral. In addition to impacting individual lending decisions, this analysis may also determine the aggregate level of commitments the Corporation is willing to extend to an individual customer or a group of related customers.

CAPITAL RESOURCES
Total stockholders' equity was $583 million at June 30, 2004, an increase of $258 million from December 31, 2003. The change in stockholders' equity for the six months ended June 30, 2004 was attributable to $23.4 million in earnings and $256 million from the issuance of common stock relating primarily to the Southern Financial merger. This was partially offset by dividends paid of $14.3 million and a decrease of $7.6 million in net accumulated Other Comprehensive Income ("OCI"). In first half 2004, OCI decreased due primarily to a decrease in market value of available for sale securities. No shares of common stock were repurchased in first half 2004; however the Corporation has remaining authority to repurchase an additional 730,331 shares under its stock repurchase program.

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

                                                                    June 30,       December 31,
(dollars in thousands)                                                2004             2003
                                                                 --------------   --------------
Total equity capital per consolidated financial statements           $ 582,877        $ 324,765
Qualifying issued trust preferred securities                           164,000          110,341
Accumulated other comprehensive loss                                    14,175            6,589
                                                                 --------------   --------------
    Adjusted capital                                                   761,052          441,695
Adjustments for tier 1 capital:
  Goodwill and disallowed intangible assets                           (261,589)          (8,932)
                                                                 --------------   --------------
    Total tier 1 capital                                               499,463          432,763
                                                                 --------------   --------------
Adjustments for tier 2 capital:
  Qualifying issued trust preferred securities in excess
   of tier 1 capital limitations                                             -           30,659
  Allowance for loan losses                                             47,687           35,539
  Allowance for letter of credit losses                                    460              343
                                                                 --------------   --------------
    Total tier 2 capital adjustments                                    48,147           66,541
                                                                 --------------   --------------
Total regulatory capital                                             $ 547,610        $ 499,304
                                                                 ==============   ==============

Risk-weighted assets                                               $ 4,138,639      $ 3,258,851
Quarterly regulatory average assets                                  5,873,975        5,094,719
                                                                                                       Minimum
                                                                                                      Regulatory     To be "Well
Ratios:                                                                                              Requirements    Capitalized"
                                                                                                  ---------------- ----------------
Tier 1 leverage                                                           8.50 %           8.49 %           4.00 %         5.00 %
Tier 1 capital to risk-weighted assets                                   12.07            13.28             4.00           6.00
Total regulatory capital to risk-weighted assets                         13.23            15.32             8.00          10.00


As a result of the Southern Financial merger, the additional capital generated by the $71 million of trust preferred securities issued by the Corporation in December 2003 and the $251 million of equity capital issued as part of the merger transaction was offset by $253 million of intangibles. The merger increased regulatory capital by the inclusion of Southern Financial's trust preferred securities of $23 million and the transfer of $12 million of allowance for loan loss related to the acquired loans. The merger, net of the executed balance sheet optimization strategy, contributed approximately $460 million to quarterly average assets for the quarter ended June 30, 2004. Additionally risk weighted assets, which are based on period end balances increased approximately $640 million due to the merger. These increases had the overall affect of reducing the regulatory capital ratios. Prospectively, the leverage ratio will decline further in third quarter 2004, as average assets will grow to reflect a full quarter's effect of the added assets versus the current quarter's balances for the months of May and June 2004.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED
JUNE 30, 2003

OVERVIEW
The Corporation recorded net income of $10.5 million or $0.34 per diluted share in the quarter ended June 30, 2004 compared to $12.2 million and $0.49 per diluted share in second quarter 2003. The results for the current quarter were impacted by the $8.1 million pre-tax loss on the planned optimization of the combined balance sheet of Provident and Southern Financial. Excluding the after-tax impact of the loss, the Corporation's net income would have been $16.5 million, or $0.52 per diluted share in second quarter 2004; representing increases over second quarter 2003 of 35% and 6%, respectively. Provident continued to show improvement in its financial fundamentals with key performance measures showing improvement over second quarter 2003. Return on assets was 0.69% (1.05% excluding the impact of the loss from the optimization transaction) and the efficiency ratio was 65.5% in second quarter 2004 compared to 0.98% and 66.9%, respectively, in second quarter 2003.

An increase of $8.6 million in the net interest margin, a $2.0 million decrease in the provision for loan losses and a $1.2 million increase in non-interest income were more than offset by a $6.2 million increase in non-interest expense and an increase in income tax expense of $7.3 million resulting in a $1.7 million decrease in net income from second quarter 2003. Operating results from the merger with Southern Financial have been included for May and June 2004.

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


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

                                        ---------------------------------------------------------------------------
                                                Three Months Ended                     Three Months Ended
                                                  June 30, 2004                          June 30, 2003
                                        ---------------------------------------------------------------------------
(dollars in thousands)                     Average       Income/    Yield/       Average       Income/    Yield/
(tax-equivalent basis)                     Balance       Expense     Rate        Balance       Expense     Rate
                                        --------------  ---------- ---------    -----------   ---------- ----------
ASSETS:
Interest-earning assets:
Originated residential mortgage            $  108,155    $  1,860     6.92 %   $    125,313     $ 2,434    7.79 %
Home equity                                   572,716       6,512     4.57          387,317       5,047    5.23
Acquired residential                          625,145       8,855     5.70          525,282       8,514    6.50
Marine                                        450,148       5,682     5.08          439,310       6,280    5.73
Other consumer                                 49,193         915     7.48           63,948       1,278    8.02
Commercial mortgage                           429,279       5,623     5.27          263,111       3,981    6.07
Residential construction                      204,964       2,236     4.39          137,619       1,742    5.08
Commercial construction                       259,088       2,319     3.60          194,911       1,861    3.83
Commercial business                           594,828       9,713     6.57          374,400       5,426    5.81
                                        --------------  ----------            --------------  ----------
    Total loans                             3,293,516      43,715     5.34        2,511,211      36,563    5.84
                                        --------------  ----------            --------------  ----------
Loans held for sale                             7,644         109     5.74           11,871         165    5.58
Short-term investments                         16,316          48     1.18            2,479           5    0.81
Taxable investment securities               2,207,444      22,871     4.17        2,113,055      23,493    4.46
Tax-advantaged investment securities           16,508         313     7.63           19,233         331    6.90
                                        --------------  ----------            --------------  ----------
    Total investment securities             2,223,952      23,184     4.19        2,132,288      23,824    4.48
                                        --------------  ----------            --------------  ----------
    Total interest-earning assets           5,541,428      67,056     4.87        4,657,849      60,557    5.21
                                        --------------  ----------            --------------  ----------
Less: allowance for loan losses               (44,102)                              (32,741)
Cash and due from banks                       141,652                               113,397
Other assets                                  474,942                               260,343
                                        --------------                        --------------
   Total assets                            $6,113,920                          $  4,998,848
                                        ==============                        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

Demand/money market deposits               $1,106,812       1,722     0.63     $    884,984       1,674    0.76
Savings deposits                              771,270         573     0.30          709,444         967    0.55
Direct time deposits                          850,667       3,941     1.86          722,802       4,787    2.66
Brokered time deposits                        338,392       3,308     3.93          356,908       5,471    6.15
Short-term borrowings                         589,075       1,365     0.93          393,325       1,077    1.10
Long-term debt                              1,171,125      10,601     3.64        1,063,829       9,608    3.62
                                        --------------  ----------            --------------  ----------
  Total interest-bearing liabilities        4,827,341      21,510     1.79        4,131,292      23,584    2.29
                                        --------------  ----------            --------------  ----------
Noninterest-bearing demand deposits           752,198                               538,774
Other liabilities                              25,489                                20,762
Stockholders' equity                          508,892                               308,020
                                        --------------                        --------------
   Total liabilities and stockholders'
    equity                                 $6,113,920                          $  4,998,848
                                        ==============                        ==============
Net interest-earning assets                $  714,087                          $  $ 526,557
                                        ==============                        ==============
Net interest income (tax-equivalent)                       45,546                                36,973
Less: tax-equivalent adjustment                              (197)                                 (174)
                                                        ----------                            ----------
Net interest income                                      $ 45,349                               $36,799
                                                        ==========                            ==========

Net yield on interest-earning assets                                  3.31 %                               3.18 %



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                                                            -------------------------
                                                                                                   2004/2003
                                        -------------------------------------------------    Income/Expense Variance
                                           2004/2003 Increase/(Decrease)                        Due to Change In
                                        -------------------------------------------------   -------------------------
(dollars in thousands)                    Average         %        Income/       %            Average      Average
(tax-equivalent basis)                    Balance      Change      Expense    Change           Rate         Volume
                                        -------------  --------   ----------  -----------   ------------  -----------
ASSETS:
Interest-earning assets:
Originated residential mortgage           $  (17,158)    (13.7)%    $  (574)    (23.6)%       $    (258)     $  (316)
Home equity                                  185,399      47.9        1,465      29.0              (697)       2,162
Acquired residential                          99,863      19.0          341       4.0            (1,142)       1,483
Marine                                        10,838       2.5         (598)     (9.5)             (747)         149
Other consumer                               (14,755)    (23.1)        (363)    (28.4)              (81)        (282)
Commercial mortgage                          166,168      63.2        1,642      41.2              (585)       2,227
Residential construction                      67,345      48.9          494      28.4              (263)         757
Commercial construction                       64,177      32.9          458      24.6              (118)         576
Commercial business                          220,428      58.9        4,287      79.0               774        3,513
                                        -------------             ----------
Total loans                                  782,305      31.2        7,152      19.6
                                        -------------             ----------
Loans held for sale                           (4,227)    (35.6)         (56)    (33.9)                5          (61)
Short-term investments                        13,837     558.2           43     860.0                 3           40
Taxable investment securities                 94,389       4.5         (622)     (2.6)           (1,618)         996
Tax-advantaged investment securities          (2,725)    (14.2)         (18)     (5.4)               32          (50)
                                        -------------             ----------
    Total investment securities               91,664       4.3         (640)     (2.7)
                                        -------------             ----------
    Total interest-earning assets            883,579      19.0        6,499      10.7            (4,286)      10,785
                                        -------------             ----------
Less: allowance for loan losses              (11,361)     34.7
Cash and due from banks                       28,255      24.9
Other assets                                 214,599      82.4
                                        -------------
   Total assets                           $1,115,072      22.3
                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

Demand/money market deposits              $  221,828      25.1           48       2.9              (326)         374
Savings deposits                              61,826       8.7         (394)    (40.7)             (472)          78
Direct time deposits                         127,865      17.7         (846)    (17.7)           (1,595)         749
Brokered time deposits                       (18,516)     (5.2)      (2,163)    (39.5)           (1,891)        (272)
Short-term borrowings                        195,750      49.8          288      26.7              (183)         471
Long-term debt                               107,296      10.1          993      10.3                47          946
                                        -------------             ----------
  Total interest-bearing liabilities         696,049      16.8       (2,074)     (8.8)           (5,645)       3,571
                                        -------------             ----------
Noninterest-bearing demand deposits          213,424      39.6
Other liabilities                              4,727      22.8
Stockholders' equity                         200,872      65.2
                                        -------------
   Total liabilities and stockholders'
      equity                              $1,115,072      22.3
                                        =============
Net interest-earning assets               $  187,530      35.6
                                        =============
Net interest income (tax-equivalent)                                  8,573      23.2         $   1,359      $ 7,214
Less: tax-equivalent adjustment                                         (23)     13.2
                                                                  ----------
Net interest income                                                 $ 8,550      23.2
                                                                  ==========

Net interest income on a tax-equivalent basis was $45.5 million in second quarter 2004, compared to $37.0 million in second quarter 2003, while the net yield on interest-earning assets grew from 3.18% to 3.31%. Total interest income increased $6.5 million and total interest expense declined $2.1 million. As of June 30, 2004, Southern Financial represented approximately 17% of combined earning assets with a net yield of approximately 4.00%, while Provident represented 83% of combined earning assets with a net yield of approximately 3.20%. The weighted average net yield on earning assets of the combined companies is approximately 3.40%. The overall improvement in the net yield is partially a result of the addition of Southern Financial assets and liabilities for May and June 2004.

The yield on earning assets was 4.87% in second quarter 2004, compared to 5.21% in second quarter 2003, a decline of 34 basis points, reflecting the low interest rate environment in second quarter 2004. Interest income from loans increased $7.1 million while interest income from investments decreased $0.6 million. The $782 million higher average loan balances arising from organic growth and the Southern Financial loans resulted in approximately $10 million in interest income that was partially offset by overall lower rates on the portfolio.

The average rate paid on interest-bearing liabilities declined 50 basis points to 1.79% in second quarter 2004, from 2.29% in second quarter 2003. The deposit mix shifted favorably from higher rate CDs into lower rate demand and savings deposits, resulting in a favorable impact on interest expense of $3.4 million. Interest expense benefited further from a $213 million increase in average noninterest-bearing deposit balances during the quarter. The incremental $303 million of borrowings, including the trust preferred securities issued in contemplation of the Southern Financial merger resulted in an increase in interest expense of $1.3 million.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $429 thousand and interest expense decreased by $958 thousand, for a total increase of $529 thousand in net interest income relating to derivative transactions for the quarter ended June 30, 2004.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES
The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $1.2 million in second quarter 2004. Net charge-offs were $1.7 million, or 0.21% of average loans, in second quarter 2004 compared to $1.8 million, or 0.28% of average loans, in second quarter 2003. Acquired residential loan net charge-offs as a percentage of average acquired residential loans continued to decline during the period, from 0.94% in second quarter 2003 to 0.79% in second quarter 2004. Net charge-offs from the commercial loan portfolios of Southern were $400 thousand for second quarter 2004. Provident concentrated its efforts during the quarter on converting the loan portfolio to Provident's processing systems, strengthening loan file documentation and consolidating operations. As the portfolio is assimilated into Provident's processing and credit culture, management anticipates that the level of charge-offs for the remainder of the year for the combined institution will be higher than Provident's pre-merger levels, reflecting the blended rate of the two institutions.

NON-INTEREST INCOME
Non-interest income increased $1.2 million to $17.6 million in second quarter 2004 compared to second quarter 2003. Excluding the impact of net losses, non-interest income increased $2.2 million, or 10% to $25.4 million in second quarter 2004 versus 2003. The improvement in non-interest income continued to be driven by deposit service charges, which increased $1.8 million from second quarter 2003, or 9%, to $21.1 million in second quarter 2004. The increase in deposit fees was primarily the result of continued strong retail and commercial deposit account growth combined with increased debit card acceptance and usage. Deposit service charges from the Southern Financial account base contributed $600 thousand for two months of second quarter 2004.

Net losses were $7.9 million in second quarter 2004, compared to net losses of $6.9 million in second quarter 2003. Both quarters included large investment/borrowing transactions that were focused on improving future interest yield performance. In 2004, net losses from the sales of securities were $7.7 million, driven by the $8.1 million loss from the sales of $415 million of low-yield securities as part of the planned optimization of the combined balance sheet of Provident and Southern Financial. In 2003, losses of $15.3 million from the extinguishment of $140 million of FHLB borrowings were partially offset by net gains on the sales of investment securities of $7.2 million. The disposition of loans, fixed assets and foreclosed property which occur in the ordinary course of business generated a net loss of $217 thousand in 2004 and a net gain of $1.3 million in 2003.

NON-INTEREST EXPENSE
Non-interest expense of $46.5 million for second quarter 2004 was $6.2 million higher than second quarter 2003. Of this increase, $5.6 million was directly attributable to the Corporation's merger with Southern Financial. This represented one-time merger expenses (including severance payments, conversion costs and customer communications) of $2.0 million and operating expenses in May and June 2004 (including the amortization of deposit-based intangibles) of $3.6 million. The growth in non-interest expense, other than that which was impacted by expenses relating to the merger with Southern Financial, increased at a rate of less than 2%. Excluding the impact of the one-time merger expenses incurred through June 30, 2004, the Corporation's efficiency ratio would have shown further improvement, dropping from the reported 65.5% in second quarter 2004 to 62.6%.

INCOME TAXES
The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $1.6 million at June 30, 2004 versus $1.4 million at December 31, 2003.

The Corporation recorded income tax expense of $4.7 million based on pre-tax income of $15.2 million, representing an effective tax rate of 31.1% in second quarter 2004. In second quarter 2003, the Corporation recorded a tax benefit of $2.6 million on pre-tax income of $9.6 million as the Corporation recognized state tax benefits associated with net operating loss carryforwards. Exclusive of the tax benefits realized in the second quarter of 2003, the effective rate would have been 32.6%.

FOR SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

The Corporation recorded net income of $23.4 million or $0.83 per diluted share for the six months ended June 30, 2004, compared to $24.0 million or $0.96 per diluted share in the prior year.

NET INTEREST INCOME
Tax-equivalent net interest income for the six months of 2004 increased $11.7 million to $84.5 million compared to 2003, a 16% increase from period to period. Interest income increased $5.1 million and interest expense declined $6.6 million. Continued implementation of the Corporation's strategy to reduce non-core assets and liabilities, and focus on growth in its core banking business, resulted in an increase of $616 million in average interest-earning assets and an increase of $459 million in average interest-bearing liabilities during the past year. These shifts, in addition to the general decline in interest rates, had the effect of increasing the level of net interest income and increasing the net yield by 7 basis points to 3.25% in 2004 from 3.18% in 2003.


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2004 AND 2003


                                        ---------------------------------------------------------------------------
                                                Six Months Ended                       Six Months Ended
                                                 June 30, 2004                          June 30, 2003
                                        ---------------------------------------------------------------------------
(dollars in thousands)                     Average       Income/    Yield/       Average       Income/   Yield/
(tax-equivalent basis)                     Balance       Expense     Rate        Balance       Expense    Rate
                                        --------------  ----------  ------------------------  ---------- ----------
ASSETS:
Interest-earning assets:
Originated residential mortgage            $   91,544    $  3,170     6.96 %    $   139,463    $  5,237    7.57 %
Home equity                                   545,868      12,644     4.66          380,961      10,056    5.32
Aqcuired residential                          614,605      17,863     5.84          520,297      17,092    6.62
Marine                                        456,926      11,729     5.16          434,100      12,545    5.83
Other consumer                                 46,777       1,785     7.67           69,008       2,733    7.99
Commercial mortgage                           375,611       9,963     5.33          255,110       7,766    6.14
Residential construction                      187,366       4,262     4.57          133,370       3,420    5.17
Commercial construction                       237,868       4,334     3.66          201,559       3,830    3.83
Commercial business                           495,221      15,133     6.15          371,541      10,824    5.87
                                        --------------  ----------            --------------  ----------
Total loans                                 3,051,786      80,883     5.33        2,505,409      73,503    5.92
                                        --------------  ----------            --------------  ----------
Loans held for sale                             5,896         173     5.90           10,270         286    5.62
Short-term investments                          8,954          50     1.12            2,389          13    1.10
Taxable investment securities               2,141,979      45,405     4.26        2,071,959      47,542    4.63
Tax-advantaged investment securities           16,654         611     7.38           19,386         670    6.97
                                        --------------  ----------            --------------  ----------
    Total investment securities             2,158,633      46,016     4.29        2,091,345      48,212    4.65
                                        --------------  ----------            --------------  ----------
    Total interest-earning assets           5,225,269     127,122     4.89        4,609,413     122,014    5.34
                                        --------------  ----------            --------------  ----------
Less: allowance for loan losses               (39,839)                              (32,754)
Cash and due from banks                       130,162                               108,269
Other assets                                  356,762                               256,722
                                        --------------                        --------------
Total assets                               $5,672,354                           $ 4,941,650
                                        ==============                        ==============


LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

Demand/money market deposits               $1,012,042       3,052     0.61          864,829       3,397    0.79
Savings deposits                              743,268       1,083     0.29          693,698       2,057    0.60
Direct time deposits                          751,473       7,263     1.94          739,932      10,345    2.82
Brokered time deposits                        278,627       6,760     4.88          377,349      11,473    6.13
Short-term borrowings                         629,635       2,943     0.94          416,127       2,343    1.14
Long-term debt                              1,153,555      21,549     3.76        1,017,500      19,625    3.89
                                        --------------  ----------            --------------  ----------
  Total interest-bearing liabilities        4,568,600      42,650     1.88        4,109,435      49,240    2.42
                                        --------------  ----------            --------------  ----------
Noninterest-bearing demand deposits           659,864                               504,417
Other liabilities                              23,232                                22,590
Stockholders' equity                          420,658                               305,208
                                        --------------                        --------------
Total liabilities and stockholders'
 equity                                    $5,672,354                           $ 4,941,650
                                        ==============                        ==============
Net interest-earning assets                $  656,669                           $   499,978
                                        ==============                        ==============
Net interest income (tax-equivalent)                       84,472                                72,774
Less: tax-equivalent adjustment                              (400)                                 (348)
                                                        ----------                            ----------
Net interest income                                      $ 84,072                              $ 72,426
                                                        ==========                            ==========

Net yield on interest-earning assets                                  3.25 %                               3.18 %


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                                                                            -------------------------
                                                                                                    2004/2003
                                        -------------------------------------------------    Income/Expense Variance
                                                   2004/2003 Increase/(Decrease)               Due to Change In
                                        -------------------------------------------------   -------------------------
(dollars in thousands)                    Average         %        Income/       %            Average      Average
(tax-equivalent basis)                    Balance      Change      Expense    Change           Rate         Volume
                                        -------------  --------   ----------  -----------   ------------  -----------
ASSETS:
Interest-earning assets:
Originated residential mortgage            $ (47,919)    (34.4)%    $(2,067)    (39.5)%         $  (392)    $ (1,675)
Home equity                                  164,907      43.3        2,588      25.7            (1,381)       3,969
Aqcuired residential                          94,308      18.1          771       4.5            (2,149)       2,920
Marine                                        22,826       5.3         (816)     (6.5)           (1,467)         651
Other consumer                               (22,231)    (32.2)        (948)    (34.7)             (103)        (845)
Commercial mortgage                          120,501      47.2        2,197      28.3            (1,125)       3,322
Residential construction                      53,996      40.5          842      24.6              (431)       1,273
Commercial construction                       36,309      18.0          504      13.2              (173)         677
Commercial business                          123,680      33.3        4,309      39.8               524        3,785
                                        -------------             ----------
Total loans                                  546,377      21.8        7,380      10.0
                                        -------------             ----------
Loans held for sale                           (4,374)    (42.6)        (113)    (39.5)               14         (127)
Short-term investments                         6,565     274.8           37     284.6                 1           36
Taxable investment securities                 70,020       3.4       (2,137)     (4.5)           (3,756)       1,619
Tax-advantaged investment securities          (2,732)    (14.1)         (59)     (8.8)               38          (97)
                                        -------------             ----------
    Total investment securities               67,288       3.2       (2,196)     (4.6)
                                        -------------             ----------
    Total interest-earning assets            615,856      13.4        5,108       4.2           (10,643)      15,751
                                        -------------             ----------
Less: allowance for loan losses               (7,085)     21.6
Cash and due from banks                       21,893      20.2
Other assets                                 100,040      39.0
                                        -------------
Total assets                               $ 730,704      14.8
                                        =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

Demand/money market deposits               $ 147,213      17.0         (345)    (10.2)             (874)         529
Savings deposits                              49,570       7.1         (974)    (47.4)           (1,113)         139
Direct time deposits                          11,541       1.6       (3,082)    (29.8)           (3,243)         161
Brokered time deposits                       (98,722)    (26.2)      (4,713)    (41.1)           (2,066)      (2,647)
Short-term borrowings                        213,508      51.3          600      25.6              (456)       1,056
Long-term debt                               136,055      13.4        1,924       9.8              (682)       2,606
                                        -------------             ----------
  Total interest-bearing liabilities         459,165      11.2       (6,590)    (13.4)          (11,762)       5,172
                                        -------------             ----------
Noninterest-bearing demand deposits          155,447      30.8
Other liabilities                                642       2.8
Stockholders' equity                         115,450      37.8
                                        -------------
Total liabilities and stockholders'
  equity                                   $ 730,704      14.8
                                        =============
Net interest-earning assets                $ 156,691      31.3
                                        =============
Net interest income (tax-equivalent)                                 11,698      16.1           $ 1,119     $ 10,579
Less: tax-equivalent adjustment                                         (52)     14.9
                                                                  ----------
Net interest income                                                 $11,646      16.1
                                                                  ==========

PROVISION FOR LOAN LOSSES
The provision for loan losses for the first six months of 2004 was $3.4 million, a decrease of $1.6 million from the first six months of 2003. Net charge-offs were $3.3 million in 2004 compared to $4.1 million in 2003, with the majority of the improvement in the acquired residential loan portfolio. Net charge-offs as a percentage of average loans were 0.22% in 2004 compared to 0.33% in 2003.

NON-INTEREST INCOME
Total non-interest income increased from $39.0 million for the six months ended June 30, 2003 to $41.2 million for the six months ended June 30, 2004. Excluding net losses, non-interest income increased 8.1% to $48.2 million for the six months in 2004. The major contributor to this increase was deposit service charges that rose $3.0 million, or 8.3%, due to increases in the Bank's retail and commercial deposit customer base. An upward revision to the debit card interchange fee structure effective in April 2004 also had a favorable impact to this revenue source.

Net losses were $7.1 million for the six months ended June 30, 2004, compared to net losses of $5.6 million for the six months ended June 30, 2003. In 2004, net losses from the sales of securities were $6.7 million, driven by the $8.1 million loss from the balance sheet restructuring transactions. In 2003, losses of $15.3 million from the extinguishment of $140 million of FHLB borrowings were offset by net gains on the sales of investment securities of $8.3 million and a one-time tax benefit. The disposition of loans, fixed assets and foreclosed property which occur in the ordinary course of business generated a net loss of $355 thousand in 2004 and a net gain of $1.4 million in 2003.

NON-INTEREST EXPENSE
Non-interest expense of $87.3 million for the six months ended June 30, 2004 increased $8.0 million, or 10%, compared to the same period one year ago. The increase primarily reflects the Bank's branch expansion efforts via the Southern merger, which represented $5.7 million, and organic growth, which represented approximately $1.0 million of the increase. The remaining $1.2 million of the increase was spread among all categories.

INCOME TAXES
The Corporation recorded income tax expense of $11.2 million in the first six months of 2004 based on pre-tax income of $34.5 million, a 32.3% effective tax rate. In 2003, exclusive of the tax benefit realized, the effective tax rate would have been 32.5%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2003, see "Interest Sensitivity Management" and Note 9 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The market risk of the Corporation has not experienced any material changes as of June 30, 2004 from December 31, 2003. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                             Maximum Number
                              Total Number         Average         Total Number of         of Shares Remaining
                                of Shares        Price Paid        Shares Purchased          to be Purchased
         Period                 Purchased         per Share           Under Plan               Under Plan
-------------------------    ----------------   --------------   ---------------------    ----------------------
   April 1 - April 30                   -             -                       -                  730,331
     May 1 - May 31                     -             -                       -                  730,331
    June 1 - June 30                    -             -                       -                  730,331


During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on January 15, 2003, the Corporation approved an additional stock repurchase of 1.0 million shares. Currently the maximum number of shares remaining to be purchased under this plan is 730,331 shares. All shares have been repurchased pursuant to the publicly announced plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Information regarding the Corporation's Annual Meeting of Shareholders held on April 21, 2004 was reported in Item 4 to the Corporation's Form 10-Q filed with the Securities and Exchange Commission on May 10, 2004.

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

 (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

 (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

 (32.1)   Section 1350 Certification of Chief Executive Officer

 (32.2)   Section 1350 Certification of Chief Financial Officer

(b) Reports on Form 8-K were filed with the Securities and Exchange Commission in second quarter 2004 as follows:

          On April 23, 2004, the Corporation filed a Form 8-K related to a press release announcing its financial results for the quarter ended March 31, 2004, and to file supplemental financial information, including a comparative analysis of average balances, interest income and expenses, and interest yields and rates (three months ended March 31, 2004 versus three months ended March 31, 2003), the Corporation's unaudited Consolidated Statements of Income for the three months ended March 31, 2004 and the Corporation's unaudited Consolidated Statements of Condition at March 31, 2004.

          On May 4, 2004, the Corporation filed a Form 8-K related to a slide presentation made available summarizing certain information regarding the Corporation's merger of Southern Financial Bancorp, Inc.

          On May 7, 2004, the Corporation filed a Form 8-K related to a press release announcing Provident Bankshares Corporation consummated its merger of Southern Financial Bancorp, Inc.

          On May 17, 2004, the Corporation filed a Form 8-K related to an announcement of the sale of three banking offices in southeastern Virginia and North Carolina.

          On May 18, 2004, the Corporation filed a Form 8-K announcing that Georgia S. Derrico and R. Roderick Porter advised Provident that they would not be assuming the seats on Provident's Board of Directors to which they were recently appointed following the consummation of Provident's merger of Southern Financial Bancorp, Inc.

          On June 2, 2004, the Corporation filed a Form 8-K to file a slide presentation made available to analysts and prospective investors. The presentation materials summarize certain information regarding the Corporation's merger of Southern Financial Bancorp, Inc., capital recovery and optimization plan, operating strategies, financial results and results of operations.

          ------------

(1) Incorporated by reference from Registrant's Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3) Incorporated by reference from Registrant's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended June 30, 2000 (File No. 0-16421), filed with the Commission on May 10, 2000.
(4)     Incorporated by reference from Registrant's 1994 Annual Report on
        Form 10-K (File No. 0-16421) filed with the Commission on
        February 17, 1995.
(5) Included in Note 12 to the Unaudited Consolidated Financial Statements on page 16 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             Principal Executive Officer:

August 9, 2004                               By    /s/    GARY N. GEISEL
                                                --------------------------------
                                                        Gary N. Geisel
                                                      Chairman of the Board
                                                  and Chief Executive Officer

                                             Principal Financial Officer:


August 9, 2004                               By   /s/    DENNIS A. STARLIPER
                                                --------------------------------
                                                       Dennis A. Starliper
                                                  Executive Vice President and
                                                    Chief Financial Officer

EXHIBIT INDEX
  EXHIBIT                            DESCRIPTION
------------   -----------------------------------------------------------------

    31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
    31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
    32.1       Section 1350 Certification of Chief Executive Officer
    32.2       Section 1350 Certification of Chief Financial Officer