Form 10-Q
period 2004-09-30
PROVIDENT BANKSHARES CORP
filed 2004-11-08
CIK 818969

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------
                                    FORM 10-Q
                                ----------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE TRANSITION PERIOD FROM            TO            .
                                               ----------    -----------

                         COMMISSION FILE NUMBER 0-16421

                                ----------------

                        PROVIDENT BANKSHARES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ----------------

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

                                ----------------

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

At November 02, 2004, the Registrant had 33,114,863 shares of $1.00 par value common stock outstanding.


================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Consolidated Statements of Condition
September 30, 2004 and 2003 and December 31, 2003                              3

Consolidated Statements of Income - Unaudited
Three and nine month periods ended September 30, 2004 and 2003                 4

Consolidated Statements of Cash Flows - Unaudited
Nine month periods ended September 30, 2004 and 2003                           5

Notes to Consolidated Financial Statements - Unaudited                         6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                              19

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                             37

Item 4. Controls and Procedures                                               37

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                   38

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds         38

Item 3.   Defaults upon Senior Securities                                     38

Item 4.   Submission of Matters to a Vote of Security Holders                 38

Item 5.   Other Information                                                   38

Item 6.   Exhibits                                                            38

SIGNATURES                                                                    40

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISK FACTORS

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                           CONSOLIDATED STATEMENTS OF CONDITION
                                     PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                      September 30,   December 31,    September 30,
(dollars in thousands, except per share and share amounts)                               2004             2003            2003
                                                                                     --------------   -------------   --------------
                                                                                       (Unaudited)                      (Unaudited)
ASSETS:
  Cash and due from banks                                                            $     122,211    $    127,048     $    111,659
  Short-term investments                                                                     5,468           1,137            2,213
  Mortgage loans held for sale                                                               8,319           5,016           13,157
  Securities available for sale                                                          2,079,150       2,086,510        1,970,618
  Securities held to maturity                                                              115,251               -                -
  Loans                                                                                  3,520,266       2,784,546        2,702,255
  Less allowance for loan losses                                                            47,171          35,539           35,006
                                                                                     --------------   -------------    -------------
    Net loans                                                                            3,473,095       2,749,007        2,667,249
                                                                                     --------------   -------------    -------------
  Premises and equipment, net                                                               64,419          49,575           47,975
  Accrued interest receivable                                                               28,738          25,413           24,988
  Goodwill                                                                                 253,158           7,692            7,692
  Intangible assets                                                                         13,131           1,240            1,342
  Other assets                                                                             233,875         155,210          138,552
                                                                                     --------------   -------------    -------------
Total assets                                                                         $   6,396,815    $  5,207,848     $  4,985,445
                                                                                     ==============   =============    =============
LIABILITIES:
  Deposits:
    Noninterest-bearing                                                              $     824,489    $    579,058     $    576,482
    Interest-bearing                                                                     3,072,769       2,500,491        2,511,424
                                                                                     --------------   -------------    -------------
      Total deposits                                                                     3,897,258       3,079,549        3,087,906
                                                                                     --------------   -------------    -------------
  Short-term borrowings                                                                    771,420         627,861          511,838
  Long-term debt                                                                         1,088,984       1,153,301        1,047,612
  Accrued expenses and other liabilities                                                    30,911          22,372           21,428
                                                                                     --------------   -------------    -------------
      Total liabilities                                                                  5,788,573       4,883,083        4,668,784
                                                                                     --------------   -------------    -------------
STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00) authorized 100,000,000 shares; issued 40,727,534,
    32,213,590 and 32,134,460 shares at September 30,
    2004, December 31, 2003 and September  30, 2003, respectively                           40,728          32,214           32,134
  Additional paid-in capital                                                               549,017         298,928          297,284
  Retained earnings                                                                        172,290         153,545          145,265
  Net accumulated other comprehensive loss                                                    (460)         (6,589)          (4,689)
  Treasury stock at cost - 7,651,317, 7,651,317 and 7,651,317 shares at September 30, 2004, December 31, 2003 and
    September 30, 2003, respectively                                                      (153,333)       (153,333)        (153,333)
                                                                                     --------------   -------------    -------------
      Total stockholders' equity                                                           608,242         324,765          316,661
                                                                                     --------------   -------------    -------------
Total liabilities and stockholders' equity                                           $   6,396,815    $  5,207,848     $  4,985,445
                                                                                     ==============   =============    =============

                            The accompanying notes are an integral part of these statements.


                          CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED
                        PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                   Three Months Ended              Nine Months Ended
                                                                     September 30,                    September 30,
                                                            ------------------------------   ------------------------------
(dollars in thousands, except per share data)                   2004            2003             2004             2003
                                                            -------------   --------------   --------------   -------------
INTEREST INCOME:
  Loans, including fees                                      $    48,274     $     37,202     $    128,867     $   110,534
  Investment securities                                           23,646           21,187           69,051          68,729
  Tax-advantaged loans and securities                                323              367              997           1,146
  Short-term investments                                              79                7              129              20
                                                            -------------   --------------   --------------   -------------
    Total interest income                                         72,322           58,763          199,044         180,429
                                                            -------------   --------------   --------------   -------------
INTEREST EXPENSE:
  Deposits                                                         9,595           10,980           27,753          38,252
  Short-term borrowings                                            2,287            1,169            5,230           3,512
  Long-term debt                                                  10,128            8,577           31,677          28,202
                                                            -------------   --------------   --------------   -------------
    Total interest expense                                        22,010           20,726           64,660          69,966
                                                            -------------   --------------   --------------   -------------
Net interest income                                               50,312           38,037          134,384         110,463
  Less provision for loan losses                                   1,723            2,950            5,112           7,961
                                                            -------------   --------------   --------------   -------------
Net interest income after provision for loan losses               48,589           35,087          129,272         102,502
                                                            -------------   --------------   --------------   -------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                             21,600           19,453           61,183          56,018
  Commissions and fees                                             1,119            1,085            3,485           3,545
  Net gains (losses)                                                 464              746           (6,597)         (4,899)
  Other non-interest income                                        3,802            3,339           10,073           8,910
                                                            -------------   --------------   --------------   -------------
    Total non-interest income                                     26,985           24,623           68,144          63,574
                                                            -------------   --------------   --------------   -------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  23,273           19,441           65,742          58,003
  Occupancy expense, net                                           4,955            3,960           13,435          11,810
  Furniture and equipment expense                                  3,498            2,988           10,112           8,809
  External processing fees                                         5,913            5,358           17,274          15,901
  Merger expenses                                                  1,110                -            3,266               -
  Other non-interest expense                                       9,642            7,583           25,865          24,157
                                                            -------------   --------------   --------------   -------------
    Total non-interest expense                                    48,391           39,330          135,694         118,680
                                                            -------------   --------------   --------------   -------------
Income before income taxes                                        27,183           20,380           61,722          47,396
Income tax expense                                                 9,131            7,072           20,295          10,108
                                                            -------------   --------------   --------------   -------------
Net income                                                   $    18,052     $     13,308     $     41,427     $    37,288
                                                            =============   ==============   ==============   =============
NET INCOME PER SHARE AMOUNTS:
  Basic                                                      $      0.55     $       0.54     $       1.41     $      1.52
  Diluted                                                           0.54             0.53             1.38            1.48

                         The accompanying notes are an integral part of these statements.

                                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED
                                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                             ---------------------------------
(in thousands)                                                                                    2004               2003
                                                                                             --------------     --------------
OPERATING ACTIVITIES:
  Net income                                                                                  $     41,427        $    37,288
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                   21,459             27,442
    Provision for loan losses                                                                        5,112              7,961
    Provision for deferred income tax (benefit)                                                     (2,902)              (633)
    Net losses                                                                                       6,597              4,899
    Loans originated and held for sale                                                             (53,449)           (98,594)
    Proceeds from sales of loans held for sale                                                      50,440             94,939
    Net decrease (increase) in accrued interest receivable and other assets                        (15,025)              (250)
    Net increase (decrease) in accrued expenses and other liabilities                               (8,528)           (11,651)
                                                                                             --------------     --------------
  Total adjustments                                                                                  3,704             24,113
                                                                                             --------------     --------------
Net cash provided by operating activities                                                           45,131             61,401
                                                                                             --------------     --------------
INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                            332,121            687,232
  Proceeds from sales of securities available for sale                                             867,998          1,027,452
  Purchases of securities available for sale                                                      (746,115)        (1,724,512)
  Loan originations and purchases less principal collections                                       (68,558)          (150,980)
  Proceeds from business acquisition                                                                27,872                  -
  Purchases of premises and equipment                                                              (11,017)            (8,326)
                                                                                             --------------     --------------
Net cash provided (used) by investing activities                                                   402,301           (169,134)
                                                                                             --------------     --------------
FINANCING ACTIVITIES:
  Net decrease in deposits                                                                        (204,531)          (100,060)
  Net decrease in short-term borrowings                                                            (65,962)           (27,920)
  Proceeds from long-term debt                                                                     244,987            415,000
  Payments and maturities of long-term debt                                                       (406,867)          (196,954)
  Proceeds from issuance of stock                                                                    7,117              7,983
  Purchase of treasury stock                                                                             -             (7,751)
  Cash dividends paid on common stock                                                              (22,682)           (16,885)
                                                                                             --------------     --------------
Net cash provided (used) by financing activities                                                  (447,938)            73,413
                                                                                             --------------     --------------
Decrease in cash and cash equivalents                                                                 (506)           (34,320)
Cash and cash equivalents at beginning of period                                                   128,185            148,192
                                                                                             --------------     --------------
Cash and cash equivalents at end of period                                                    $    127,679        $   113,872
                                                                                             ==============     ==============
SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                   $     47,488        $    51,554
  Income taxes paid                                                                                 10,154              6,120
  Stock issued for acquired company                                                                251,363                  -
  Net available for sale transferred to securities held to maturity                                115,251                  -


                The accompanying notes are an integral part of these statements.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                               SEPTEMBER 30, 2004

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

The accounting and reporting policies of the Corporation conform with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

The unaudited Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from entities purchased, if any, are included from the date of merger. Assets and liabilities of purchased companies are initially stated at estimated fair values at the date of merger.

Certain prior years' amounts in the unaudited Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period. These reclassifications have no effect on Stockholders' Equity or Net Income as previously reported.

USE OF ESTIMATES

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. It is at least reasonably possible that each of the Corporation's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation's Consolidated Financial Statements.

PURCHASE ACCOUNTING

For purchase acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which is subject to ongoing periodic impairment tests based on the fair value of net assets acquired compared to the carrying value of goodwill. Such periodic impairment tests involve the use of estimates and assumptions.

STOCK-BASED COMPENSATION

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date.

In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" ("SFAS No. 148"), an amendment of SFAS No. 123, "Accounting for Stock-Based Compensation" (collectively, "SFAS No. 123"). The provisions of SFAS No. 123 provide the Corporation with the option of accruing stock-based employee compensation expense, or applying the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), which does not require compensation expense to be recognized for stock option grants. Restricted stock grants are expensed over the vesting period under either method selected by the Corporation. The Corporation has elected to continue to apply APB No. 25 to account for stock-based employee compensation. For the nine months ended September 30, 2004 the Corporation recognized a pre-tax expense of $209 thousand for restricted stock grants.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 to stock-based compensation for the periods indicated.

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                               ---------------------------------
(in thousands, except per share data)                                                               2004               2003
                                                                                               --------------    ---------------
NET INCOME:
Net income as reported                                                                          $     41,427       $     37,288
  Addition for total stock-based compensation expense (restricted stock)
    determined under fair value based method for all awards, net of related tax effects                  126                  -
  Deduction for total stock-based compensation expense determined
    under fair value based method for all awards, net of related tax effects                          (1,017)              (801)
                                                                                               --------------    ---------------
Pro forma net income                                                                            $     40,536       $     36,487
                                                                                               ==============    ===============
BASIC EARNINGS PER SHARE:
As reported                                                                                     $       1.41       $       1.52
Pro forma                                                                                               1.38               1.49

DILUTED EARNINGS PER SHARE:
As reported                                                                                     $       1.38       $       1.48
Pro forma                                                                                               1.35               1.45

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                    Nine Months Ended
                                                                       September 30,
                                                             ---------------------------------
                                                                 2004               2003
                                                             --------------    ---------------
Dividend yield                                                   3.33%             3.62%
Weighted average risk-free interest rate                         3.20%             3.12%
Weighted average expected volatility                            25.85%             25.33%
Weighted average expected life in years                          7.00               7.02

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") effective for fiscal years ending after December 31, 2003. FIN 46 provides guidance on identifying a variable interest entity ("VIE") and determining when a company must consolidate the assets, liabilities, and results of activities of a VIE in its financial statements. A company is required to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary is the party that absorbs a majority of the VIE's expected losses, receives a majority of its expected residual returns, or both. In December 2003, FIN 46 was revised ("FIN 46R") by modifying and clarifying certain provisions of FIN 46, including the effective date for certain entities. The provisions of FIN 46R modified the Corporation's status as the primary beneficiary of the trusts associated with the Corporation's borrowing arrangements involving trust preferred securities. Accordingly, the Corporation deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to the Corporation's balance sheet and did not affect net income. Additionally, the Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required under the provisions of FIN 46R, as the Corporation is not the primary beneficiary in these arrangements.

In November 2003, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract 03-1, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments" ("EITF 03-1") effective for fiscal years ending after December 15, 2003. This abstract provides guidelines on the meaning of other-than-temporary impairment and its application to investments, in addition to requiring quantitative and qualitative disclosures in the financial statements. In March 2004, the EITF issued a Consensus on EITF 03-1 (the "Consensus") requiring that the provisions of EITF 03-1 be applied to cost-method investments for annual periods ending after June 30, 2004. In September 2004, the FASB decided to delay the effective date of the guidance on impairment of securities that was included in EITF 03-1. Certain disclosure provisions that were in effect on December 31, 2003 remain in effect.

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

In December 2003, The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the "Act") was passed by Congress and signed into law. The Act introduces a prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care benefit plans that is at least actuarially equivalent to Medicare. At the same time, the FASB issued FASB Staff Position 106-1 ("FSP 106-1") regarding accounting and disclosure requirements related to the Act, which is effective for financial statements of fiscal years ending after December 7, 2003. FSP 106-1 provides that the sponsor of a post-retirement health care plan that provides a prescription drug benefit may make a one-time election to defer accounting for the effects of the Act. The Corporation has not completed its analysis of the implications of the Act on its post-retirement health care plan.

NOTE 2--BUSINESS COMBINATION

On April 30, 2004, the Corporation acquired 100 percent of the outstanding common shares of Southern Financial Bancorp, Inc. ("Southern Financial"), headquartered in Warrenton, Virginia, which was the holding company for Southern Financial Bank. Southern Financial had previously completed the acquisition of Essex Bancorp, Inc., based in Norfolk, Virginia. Southern Financial operated 33 offices in the northern Virginia counties of Fairfax, Loudoun and Prince William; as well as Richmond, Charlottesville and the Tidewater areas. The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger. Subsequent to the merger, the Corporation entered into an agreement with Gateway Financial Holdings, Inc., which is headquartered in Elizabeth City, North Carolina, to sell three of the Tidewater area branch offices (formerly of Essex Bancorp, Inc.) and their associated deposits of approximately $127 million. This branch sale transaction closed on October 15, 2004, resulting in no material change to goodwill.

Southern Financial was merged with and into the Corporation. Southern Financial shareholders received 1.0875 shares of the Corporation's common stock and $11.125 in cash for each Southern Financial share outstanding. As a result, Southern Financial's shareholders received 8.2 million shares of the Corporation's common stock amounting to $251.3 million and $83.8 million in cash, for an aggregate purchase price of $335.2 million. The cash portion of the purchase price was substantially funded by $71 million in trust preferred securities which were issued in the fourth quarter of 2003. The value of the shares issued was based on the average market closing price of the Corporation's common stock from October 29, 2003 through November 6, 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Southern Financial at the merger date. The purchase price allocation has not been finalized pending analysis and valuation of certain assets.
                                                                    April 30,
(in thousands)                                                        2004
                                                                 --------------
ASSETS:
  Cash                                                            $     47,142
  Short-term investments                                                64,544
  Investment securities                                                564,964
  Net loans                                                            664,073
  Other assets                                                          75,774
  Goodwill                                                             245,466
  Deposit-based intangible                                              12,829
                                                                  -------------
    Total assets acquired                                         $  1,674,792
                                                                  =============
LIABILITIES:
  Deposits                                                        $  1,022,240
  Borrowings                                                           300,308
  Other liabilities                                                     17,067
                                                                  -------------
    Total liabilities assumed                                        1,339,615
                                                                  -------------
    Net assets acquired                                           $    335,177
                                                                  =============

The merger with Southern Financial resulted in the recognition of $258.3 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The following table reflects the pro forma results of operations for the nine months ended September 30, 2004 and 2003 as if the merger had been completed at January 1, 2003. Because no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the merger had occurred on the indicated dates.

                                                            Three Months Ended                   Nine Months Ended
                                                               September 30,                       September 30,
                                                      -------------------------------     ------------------------------
(dollars in thousands, except share amounts)               2004             2003                2004            2003
                                                      --------------   --------------     --------------  --------------
Total revenue (1)                                      $    76,833      $    73,145        $   224,099      $   212,628
Net income                                                  18,052           16,165             45,236           45,858
Earnings per share:
Basic                                                         0.55             0.49               1.37             1.40
Diluted                                                       0.54             0.48               1.35             1.38

(1) Total revenue consists of net interest income plus non-interest income, excluding net gains (losses).

NOTE 3--INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

                                                                                      Gross            Gross
                                                                    Amortized       Unrealized      Unrealized          Fair
                                                                       Cost           Gains            Losses           Value
(in thousands)                                                    --------------   -------------   -------------    -------------
SEPTEMBER 30, 2004
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $    105,816     $         -      $    4,028      $   101,788
  Mortgage-backed securities                                          1,634,554          12,201          12,421        1,634,334
  Municipal securities                                                   16,391             587               -           16,978
  Other debt securities                                                 325,165           1,266             381          326,050
                                                                  --------------   -------------    ------------    -------------
    Total securities available for sale                            $  2,081,926     $    14,054      $   16,830      $ 2,079,150
                                                                  ==============   =============    ============    =============
Securities held to maturity:
  Other debt securities                                            $    115,251     $       262      $        -      $   115,513
                                                                  --------------   -------------    ------------    -------------
    Total securities held to maturity                              $    115,251     $       262      $        -      $   115,513
                                                                  ==============   =============    ============    =============

      Total investment securities                                  $  2,197,177     $    14,316      $   16,830      $ 2,194,663
                                                                  ==============   =============    ============    =============
DECEMBER 31, 2003
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $    115,837     $         1      $    5,206      $   110,632
  Mortgage-backed securities                                          1,746,373           9,893          19,226        1,737,040
  Municipal securities                                                   17,326             900               -           18,226
  Other debt securities                                                 211,640           9,699             727          220,612
                                                                  --------------   -------------    ------------    -------------
    Total securities available for sale                            $  2,091,176     $    20,493      $   25,159      $ 2,086,510
                                                                  ==============   =============    ============    =============
SEPTEMBER 30, 2003
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $    106,657     $         2      $    4,182      $   102,477
  Mortgage-backed securities                                          1,659,851          11,896          14,827        1,656,920
  Municipal securities                                                   18,965           1,063               -           20,028
  Other debt securities                                                 181,765          10,216             788          191,193
                                                                  --------------   -------------    ------------    -------------
    Total securities available for sale                            $  1,967,238     $    23,177      $   19,797      $ 1,970,618
                                                                  ==============   =============    ============    =============

At September 30, 2004, a net unrealized after-tax gain of $2.6 million on the securities portfolio was reflected in Net Accumulated Other Comprehensive Income ("OCI"). This compared to a net unrealized after-tax gain of $2.2 million at September 30, 2003 and a net unrealized after-tax loss of $3.0 million at December 31, 2003. During the third quarter of 2004, the Corporation transferred $108 million in securities available for sale to securities held to maturity. At the time of transfer, these securities had a net unrealized gain of $7.4 million, which was added to the basis of the assets. The after-tax gain of $4.7 million is reflected in the amount of Net Accumulated Other Comprehensive Income at September 30, 2004 discussed above. This amount and the respective premium or discount will be amortized over the remaining life of the securities as a yield adjustment. For further details regarding investment securities at December 31, 2003, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation's Form 10-K as of and for the year ended December 31, 2003.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or permanent in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. By themselves, declines in value due to interest rate changes do not result in the conclusion that an other than temporary impairment has occurred. At September 30, 2004, all of the unrealized losses contained within the Corporation's investment portfolio are considered temporary. The majority of the investment securities with unrealized losses were U.S. Treasury and government agencies and corporations, which declined in value due to the interest rate environment during 2004.

NOTE 4--LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of loans outstanding as of the dates indicated is shown in the table below.

                                                                                 September 30,     December 31,     September 30,
                                                                                      2004             2003              2003
                                                                                 --------------   --------------   ---------------
(in thousands)
Residential Real Estate:
  Originated residential mortgage                                                 $     110,078     $     78,164     $     90,268
  Home equity                                                                           652,764          505,465          493,088
  Acquired residential                                                                  607,637          611,157          584,886
Other Consumer:
  Marine                                                                                444,510          464,474          453,655
  Other                                                                                  47,940           49,721           31,015
                                                                                  -------------     ------------     ------------
    Total consumer                                                                    1,862,929        1,708,981        1,652,912
Commercial real estate:
  Commercial mortgage                                                                   480,349          318,436          312,030
  Residential construction                                                              231,052          161,932          160,519
  Commercial construction                                                               267,307          208,594          201,906
Commercial business                                                                     678,629          386,603          374,888
                                                                                  -------------     ------------     ------------
    Total commercial                                                                  1,657,337        1,075,565        1,049,343
                                                                                  -------------     ------------     ------------
Total loans                                                                       $   3,520,266     $  2,784,546     $  2,702,255
                                                                                  =============     ============     ============

The following table reflects the activity in the allowance for loan losses for the periods indicated:

                                                                        Three Months Ended                Nine Months Ended
                                                                          September 30,                      September 30,
                                                                --------------------------------   --------------------------------
                                                                     2004              2003             2004              2003
                                                                --------------   ---------------   --------------   ---------------
(in thousands)
Balance at beginning of period                                   $     47,687      $     34,047     $     35,539      $     33,425
Provision for loan losses                                               1,723             2,950            5,112             7,961
Allowance from acquired bank                                                -                 -           12,085                 -
Transfer to other liabilities                                               -                 -                -              (262)
Less loans charged-off, net of recoveries:
  Originated residential mortgage and home equity                          18                10               47               (30)
  Acquired residential                                                  1,023             1,346            3,493             4,741
  Marine and other consumer                                                21               440              (16)              953
  Commercial mortgage                                                       -                 -              207                 -
  Commercial construction                                                 191                 -              191                 -
  Commercial business                                                     986               195            1,643               454
                                                                --------------   ---------------   --------------   ---------------
    Net charge-offs                                                     2,239             1,991            5,565             6,118
                                                                --------------   ---------------   --------------   ---------------
Balance at end of period                                         $     47,171      $     35,006     $     47,171      $     35,006
                                                                ==============   ===============   ==============   ===============

NOTE 5--INTANGIBLE ASSETS

The changes in the carrying amounts of goodwill and deposit-based intangible for the nine months ended September 30, 2004 are reflected in the tables below.

                                                                                                 Accumulated           Net
                                                                                 Goodwill        Amortization        Goodwill
(in thousands)                                                               ----------------  ----------------  ----------------
Balance at December 31, 2003                                                  $       8,314      $      (622)     $       7,692
Intangible created on purchase of Southern Financial Bancorp                        245,466                -            245,466
                                                                             ----------------  ----------------  ----------------
Balance at September 30, 2004                                                 $     253,780      $      (622)     $     253,158
                                                                             ================  ================  ================


                                                                              Deposit-based      Accumulated
                                                                                Intangible       Amortization          Total
(in thousands)                                                               ----------------  ----------------  ----------------
Balance at December 31, 2003                                                  $       2,600      $     (1,360)    $       1,240
Intangible created on purchase of Southern Financial Bancorp                         12,829                 -            12,829
Amortization expense for the nine months ended September 30, 2004                         -              (938)             (938)
                                                                             ----------------  ----------------  ----------------
Balance at September 30, 2004                                                 $      15,429      $     (2,298)    $      13,131
                                                                             ================  ================  ================

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

NOTE 6--DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

                                                                        September 30,   December 31,     September 30,
(in thousands)                                                             2004             2003             2003
                                                                       -------------    -------------    -------------
Interest-bearing deposits:
  Money market/demand                                                   $ 1,113,860      $   912,247      $   889,170
  Savings                                                                   755,096          701,524          703,318
  Direct time certificates of deposit                                       874,999          655,563          678,504
  Brokered certificates of deposit                                          328,814          231,157          240,432
                                                                       -------------    -------------    -------------
    Total interest-bearing deposits                                       3,072,769        2,500,491        2,511,424
Noninterest-bearing deposits                                                824,489          579,058          576,482
                                                                       -------------    -------------    -------------
    Total deposits                                                      $ 3,897,258      $ 3,079,549      $ 3,087,906
                                                                       =============    =============    =============

NOTE 7--SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

                                                                     September 30,    December 31,     September 30,
(in thousands)                                                           2004            2003              2003
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                           $   383,313      $  240,798       $  242,790
Federal funds purchased                                                   296,000         245,000          267,000
Federal Home Loan Bank advances - variable rate                            90,000         140,000                -
Other short-term borrowings                                                 2,107           2,063            2,048
                                                                     -------------    ------------    -------------
   Total short-term borrowings                                        $   771,420      $  627,861       $  511,838
                                                                     =============    ============    =============

NOTE 8--LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

                                                                     September 30,   December 31,     September 30,
(in thousands)                                                           2004            2003             2003
                                                                    --------------   --------------   --------------
Federal Home Loan Bank advances - fixed rate                         $    177,450     $    138,540     $    137,038
Federal Home Loan Bank advances - variable rate                           702,133          809,517          766,231
Trust preferred securities                                                173,151          144,619           75,593
Term repurchase agreements                                                 36,250           60,625           68,750
                                                                    --------------   --------------   --------------
   Total long-term debt                                              $  1,088,984     $  1,153,301     $  1,047,612
                                                                    ==============   ==============   ==============

NOTE 9--DERIVATIVE FINANCIAL INSTRUMENTS

The Corporation uses derivatives to hedge the interest rate risks inherent with its funding costs. Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $4.5 million and $8.5 million for the nine-month periods ended September 30, 2004 and 2003, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in other comprehensive income. At September 30, 2004 and 2003, the Corporation recorded a cumulative decline in the fair value of derivatives of $3.1 million and $4.4 million, respectively, net of taxes, in accumulated other comprehensive income to reflect the effective portion of cash flow hedges. Amounts recorded in other comprehensive income are recognized into earnings concurrent with the impact of the hedged item on earnings. For the nine months ended September 30, 2004, the Corporation had no ineffective portions of hedges. For the nine months ended September 30, 2003, the Corporation had an ineffective portion of a hedge, which resulted in a $97 thousand charge to earnings.

The table below presents the Corporation's open derivative positions as of the dates indicated:

(in thousands)                                                 Notional       Credit Risk        Market
Derivative Type                      Hedge Objective            Amount           Amount           Risk
------------------------------   -------------------------  ---------------  ---------------  --------------
SEPTEMBER 30, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     240,000      $       55       $       18
  Pay fixed/receive variable     Loan rate risk                     60,574               -             (633)
  Receive fixed/pay variable     Borrowing cost                    322,500           6,865            5,121
Interest rate caps/corridors     Borrowing cost                    300,000           3,317            3,317
                                                            ---------------  ---------------  --------------
                                                             $     923,074      $   10,237       $    7,823
                                                            ===============  ===============  ==============
DECEMBER 31, 2003
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     510,000      $         -      $   (2,455)
  Pay fixed/receive variable     Loan rate risk                     50,442              148             148
  Receive fixed/pay variable     Borrowing cost                     70,000            6,667           6,667
Interest rate caps/corridors     Borrowing cost                    400,000            6,472           6,472
                                                            ---------------  ---------------  --------------
                                                             $   1,030,442      $    13,287      $   10,832
                                                            ===============  ===============  ==============
SEPTEMBER 30, 2003
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     430,000      $         -      $   (3,644)
  Pay fixed/receive variable     Loan rate risk                     43,909                -            (296)
  Receive fixed/pay variable     Borrowing cost                     70,000            8,783           8,783
Interest rate caps/corridors     Borrowing cost                    202,000            1,405           1,405
                                                            ---------------  ---------------  --------------
                                                             $     745,909      $    10,188      $    6,248
                                                            ===============  ===============  ==============

NOTE 10--OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

                                                                                    September 30,
(in thousands)                                                                          2004
                                                                                    --------------
Commercial business and real estate                                                  $    637,416
Consumer revolving credit                                                                 467,557
Residential mortgage credit                                                                10,094
Performance standby letters of credit                                                      91,615
Commercial letters of credit                                                                  839
                                                                                    --------------
    Total loan commitments                                                           $  1,207,521
                                                                                    ==============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 11--NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

                                                                  Three Months Ended               Nine Months Ended
                                                                    September 30,                     September 30,
                                                           ------------------------------    ------------------------------
(in thousands)                                                 2004             2003             2004             2003
                                                           -------------    -------------    -------------    -------------
Net gains (losses):
  Securities                                                $     2,778       $      341      $    (3,927)     $     8,620
  Asset sales                                                        (1)             405             (357)           1,779
  Debt extinguishment                                            (2,313)               -           (2,313)         (15,298)
                                                           -------------    -------------    -------------    -------------
Net gains (losses)                                          $       464       $      746      $    (6,597)     $    (4,899)
                                                           =============    =============    =============    =============

The early extinguishment of $185 million of FHLB borrowings in the third quarter of 2004 resulted in losses of $2.3 million.

NOTE 12--EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

                                                              Three Months Ended             Nine Months Ended
                                                                September 30,                   September 30,
                                                        -----------------------------   ----------------------------
                                                            2004            2003            2004            2003
(in thousands, except per share data)                   -------------   -------------   -------------   ------------
Qualifying net income                                    $    18,052     $    13,308     $    41,427     $   37,288
Basic EPS shares                                              33,038          24,556          29,339         24,483
Basic EPS                                                $      0.55     $      0.54     $      1.41     $     1.52
Dilutive shares                                                  625             649             622            629
Diluted EPS shares                                            33,663          25,205          29,961         25,112
Diluted EPS                                              $      0.54     $      0.53     $      1.38     $     1.48

NOTE 13--COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) including the components of other comprehensive income for the periods indicated:

                                                                    Three Months Ended               Nine Months Ended
                                                                      September 30,                     September 30,
                                                              ------------------------------    -----------------------------
                                                                  2004             2003             2004             2003
(in thousands)                                                -------------     ------------    ------------     ------------
Net income                                                    $     18,052      $    13,308      $    41,427      $   37,288
Other comprehensive income (loss):
  Net unrealized gains (losses) on derivatives                      (3,863)             415              745          (3,017)
  Net unrealized holding gains (losses) on debt securities          27,740          (27,119)           4,756         (18,531)
  Less reclassification adjustment for gains (losses)
    realized in net income                                           2,778              341           (3,927)          8,620
                                                              -------------     ------------     ------------     -----------
Other comprehensive income (loss) before tax                        21,099          (27,045)           9,428         (30,168)
Related income tax benefit                                           7,384           (9,466)           3,299         (10,559)
                                                              -------------     ------------     ------------     -----------
Other comprehensive income (loss) after tax                         13,715          (17,579)           6,129         (19,609)
                                                              -------------     ------------     ------------     -----------
Comprehensive income (loss)                                   $     31,767      $    (4,271)     $    47,556      $   17,679
                                                              =============     ============     ============     ===========

NOTE 14--EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

                                                                     Pension Plan              Postretirement Benefits
                                                              ----------------------------    --------------------------
                                                                  Three Months Ended              Three Months Ended
                                                                     September 30,                  September 30,
                                                              ----------------------------    --------------------------
                                                                   2004          2003             2004          2003
(in thousands)                                                -------------  -------------    -------------  -----------
Service cost - benefits earned during the period               $       163    $       379      $       27     $      57
Interest cost on projected benefit obligation                          208            482              18            39
Expected return on plan assets                                        (239)          (555)              -             -
Net amortization and deferral of loss                                   27             62               8            19
                                                              -------------  -------------    -------------  -----------
Net pension cost included in employee benefits expense         $       159    $       368      $       53     $     115
                                                              =============  =============    =============  ===========

                                                                     Pension Plan              Postretirement Benefits
                                                              ----------------------------    --------------------------
                                                                   Nine Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                              ----------------------------    --------------------------
(in thousands)                                                    2004           2003             2004          2003
                                                              -------------  -------------    -------------  -----------
Service cost - benefits earned during the period               $       748    $     1,423      $       79     $     172
Interest cost on projected benefit obligation                          954          1,813              54           117
Expected return on plan assets                                      (1,097)        (2,086)              -             -
Net amortization and deferral of loss                                  123            233              25            56
                                                              -------------  -------------    -------------  -----------
Net pension cost included in employee benefits expense         $       728    $     1,383      $      158     $     345
                                                              =============  =============    =============  ===========

The Corporation contributed $5.0 million and $11.1 million to the pension plan during the first nine months of 2004 and the full year of 2003, respectively. Management meets periodically with the trustees of the plan to review asset values, performance of the plan's investments and the assessment of the benefit obligation. Combining these factors in addition to the expected future performance of the plan assets, management may determine that additional funding of the plan would be prudent. Future contributions may occur based upon the value of the plan assets as compared to the projected benefit obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At September 30, 2004, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states - the Baltimore, Washington and Richmond metropolitan areas.

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

Commercial Banking provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of loan officers with expertise in real estate and business lending to companies in various industries in the region. The Bank has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services.

The cornerstone of the Bank's ability to serve its customers is its banking office network, which consists of 89 traditional banking office locations and 60 in-store banking offices at September 30, 2004. Of the 149 banking offices, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington and Virginia regions, reflecting the successful migration of the Bank from a Baltimore-based thrift to a competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 233 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

With banking offices and ATMs throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. With its footprint in the high growth areas of Maryland and Virginia, Provident expects to benefit from the economic performance in the region, which has outpaced the nation over the past eighteen months. Labor Department data for second quarter 2004 indicated that the national unemployment rate was 5.5%, while the Baltimore region was 4.5% and the Washington region was 3.1%. While job growth in Maryland was relatively flat between the second and third quarters, metropolitan Washington expanded jobs by 81,000, or 0.6%. The strong housing market and federal government spending helped drive the regional economy, and the region continues to perform better than the nation in terms of improving commercial office vacancy rates, with the Washington region being one of the best performing metropolitan areas in the country.

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

Efforts against these strategies were accelerated with the merger with Southern Financial Bancorp, Inc. of Warrenton, Virginia ("Southern Financial"), which was finalized on April 30, 2004. Southern Financial's deposit and loan customer base was converted to Provident's core processing system on May 31, 2004. During second quarter 2004, the Corporation announced the definitive agreement to sell three Norfolk/Tidewater banking offices that were acquired in the merger because these branches were outside of Provident's strategic footprint. This transaction closed on October 15, 2004, resulting in no material change to goodwill.

The merger with Southern Financial, net of the banking offices sold on October 15, 2004, added 30 traditional banking offices in the Washington and Richmond metropolitan areas. These offices complement Provident's existing network of in-store banking offices in the Washington region.

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

The consolidated financial statements of the Corporation are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the consolidated financial statements and applicable sections of Management's Discussion and Analysis. It is at least reasonably possible that each of the Corporation's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation's Consolidated Financial Statements.

FINANCIAL CONDITION

At September 30, 2004, total assets were $6.4 billion, up from $5.2 billion at December 31, 2003. The on-going transformation of the balance sheet has resulted in a higher percentage of loans and deposits that have been originated by the Bank's core business lines. The merger with Southern Financial on April 30, 2004 added $677 million in loan balances and $1.0 billion in deposit balances. Third quarter 2004 is the first full quarter that includes the consolidation of Southern Financial.

LENDING
Total average loan balances increased to $3.5 billion in third quarter 2004, an increase of $891 million, or 34%, from third quarter 2003. Provident growth not associated with the Southern Financial merger was 10%, or $262 million of the growth in average loans, with the balance of $629 million contributed by the Southern Financial loan portfolio. The following table summarizes the composition of the Bank's average loans for the periods indicated.

                                                             Three Months Ended
                                                               September 30,
                                                      -------------------------------         $                %
                                                          2004             2003            Variance         Variance
(dollars in thousands)                                -------------    --------------   --------------    -------------
Residential real estate:
  Originated residential mortgage                      $    115,848     $    101,103      $   14,745           14.6 %
  Home equity                                               628,990          433,193         195,797           45.2
  Acquired residential                                      636,838          573,449          63,389           11.1
Other consumer:
  Marine                                                    442,846          455,867         (13,021)          (2.9)
  Other                                                      50,723           59,755          (9,032)         (15.1)
                                                      -------------    --------------   --------------
    Total consumer                                        1,875,245        1,623,367         251,878           15.5
Commercial real estate:
  Commercial mortgage                                       481,197          295,393         185,804           62.9
  Residential construction                                  221,051          154,337          66,714           43.2
  Commercial construction                                   270,890          197,209          73,681           37.4
Commercial business                                         682,948          369,657         313,291           84.8
                                                      -------------    --------------   --------------
    Total commercial                                      1,656,086        1,016,596         639,490           62.9
                                                      -------------    --------------   --------------
Total loans                                            $  3,531,331     $  2,639,963      $  891,368           33.8
                                                      =============    ==============   ==============

Provident's expanded presence in the Baltimore-Washington metropolitan regions was the primary contributor to the achievement of the 34% growth in average loans. The average loan growth of $891 million in the last twelve months is comprised of $252 million, or 16%, in consumer loans and $639 million, or 63%, in commercial loans. The result is a balanced mix of revenue sources between the two product segments with $1.9 billion, or 53%, in consumer loans, and $1.6 billion, or 47%, in commercial loans. Geographically, average loan balances of $1.2 billion originated in the Washington and Richmond metropolitan regions were more than twice the level in third quarter 2003 and represented 33% of total average loans in third quarter 2004. Management believes that the quality of its lending efforts leads to the acquisition of customers who are more likely to utilize the Bank's other products and services, resulting in longer term, deeper relationships.

Average consumer loans increased $252 million, or 16%, in third quarter 2004 versus the same quarter of the prior year. Strong production of home equity loans and lines generated by the Bank's retail banking offices, phone center and Internet unit in the past twelve months resulted in a $196 million, or 45%, net increase to $629 million, or 34% of average consumer loans. Average marine loans, which are originated utilizing brokers but underwritten individually by the Bank, had modest growth and represented 24% of average consumer loans in third quarter 2004.

The Bank's portfolio of acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 34% of average consumer loans and 18% of average total loans in the third quarter 2004. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At September 30, 2004, approximately 81% of the acquired portfolio was in first lien position.

Average commercial loans increased $639 million, or 63%, in third quarter 2004 versus third quarter 2003. The growth was evenly split between commercial real estate (including construction and mortgage) loans and commercial business.

Average commercial loan growth not associated with the merger was $117 million, or 11%, in third quarter 2004 over the third quarter 2003, reflecting continued market penetration.

ASSET QUALITY
The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

                                                                           September 30,     December 31,
                                                                               2004             2003
(dollars in thousands)                                                    --------------   --------------
NON-PERFORMING ASSETS:
Originated residential mortgage                                            $      2,059     $     2,560
Home equity                                                                         122              40
Acquired residential                                                              8,667          16,401
Other consumer                                                                      166              96
Residential real estate contstruction                                               131             135
Commercial real estate construction                                               2,972               -
Commercial business                                                              13,323           3,085
                                                                          --------------   -------------
    Total non-accrual loans                                                      27,440          22,317
Total renegotiated loans                                                              -               -
                                                                          --------------   -------------
    Total non-performing loans                                                   27,440          22,317
Total other assets and real estate owned                                          2,000           3,243
                                                                          --------------   -------------
    Total non-performing assets                                            $     29,440     $    25,560
                                                                          ==============   =============
90-DAY DELINQUENCIES:
Originated residential mortgage                                            $      4,604     $     4,669
Home equity                                                                          38             143
Acquired residential                                                              2,701           4,181
Other consumer                                                                      431             355
Commercial mortgage                                                                 191               -
Commercial business                                                               1,688             544
                                                                          --------------   -------------
    Total 90-day delinquencies                                             $      9,653     $     9,892
                                                                          ==============   =============
ASSET QUALITY RATIOS:
Non-performing loans to loans                                                      0.78%           0.80%
Non-performing assets to loans                                                     0.84%           0.92%
Allowance for loan losses to loans                                                 1.34%           1.28%
Net charge-offs in quarter to average loans                                        0.25%           0.21%
Allowance for loan losses to non-performing loans                                171.91%         159.25%

The asset quality within the Corporation's loan portfolios remained strong in third quarter 2004. Non-performing assets were $29.4 million at September 30, 2004, up $3.9 million from the level at December 31, 2003. The level of non-performing assets was elevated by the addition of non-performing commercial business and commercial real estate construction loans acquired in the merger. The level of non-performing assets at September 30, 2004 is consistent with historical trends of the two companies on a combined basis. Non-performing commercial business loans include $1.6 million of loans that have U.S. government guarantees. During 2004, the Corporation sold approximately $5 million of its non-performing acquired residential loan portfolio.

The overall asset quality ratios of the Corporation, including the impact of the Southern Financial portfolio, remain consistent with pre-merger levels. The level of non-performing loans to total loans was 0.78% at September 30, 2004 compared to 0.80% at December 31, 2003. Although no assurances can be given, management believes that the level of non-performing assets will remain relatively stable in the near term.

Total 90-day delinquencies of $9.7 million remained consistent with the level at December 31, 2003. The addition of delinquent loans from the merger was offset by a decrease in delinquent pre-merger acquired residential mortgages. Delinquencies have declined consistently in the acquired mortgage portfolio, reaching their lowest level in three years.

The Corporation maintains an allowance for loan losses ("the allowance"), which is intended to be management's best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is based on management's continuing review and evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. A portion of the allowance is allocated to individual internally criticized and non-accrual loans and is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. The determination of the remainder of the allocated allowance is conducted at an aggregate, or pooled, level for portfolios such as consumer loans, commercial business loans and loans secured by real estate. An unallocated component of the allowance exists to mitigate the imprecision inherent in management's estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

At September 30, 2004, the allowance was $47.2 million, an increase of $11.6 million from the level at December 31, 2003, due primarily to the addition of $12.1 million of allowance relating to loans acquired in the merger. This increased the allowance as a percentage of total loans outstanding from 1.28% at December 31, 2003 to 1.34% at September 30, 2004. The allowance coverage remained fairly consistent, with coverage of 172% of non-performing loans at September 30, 2004 compared to 159% at December 31, 2003. Portfolio-wide net charge-offs represented 0.25% of average loans in third quarter 2004, down from 0.30% in third quarter 2003. For consumer portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios continued to be at their lowest levels in three years.

DEPOSITS
The following table summarizes the composition of the Corporation's average deposit balances for the periods indicated.

                                                            Three Months Ended
                                                               September 30,
                                                      -------------------------------         $                %
                                                          2004             2003            Variance         Variance
(dollars in thousands)                                -------------    --------------   --------------    ------------
Transaction accounts:
  Noninterest-bearing                                  $   797,625      $   574,611      $    223,014         38.8 %
  Interest-bearing                                         516,709          437,702            79,007         18.1
Savings/money market:
  Savings                                                  765,647          708,493            57,154          8.1
  Money market                                             656,900          457,694           199,206         43.5
Certificates of deposit:
  Direct                                                   882,833          691,228           191,605         27.7
  Brokered                                                 340,209          282,405            57,804         20.5
                                                      -------------    -------------    --------------
    Total deposits                                     $ 3,959,923      $ 3,152,133      $    807,790         25.6
                                                      =============    =============    ==============
Deposits by source:
  Consumer                                             $ 2,797,257      $ 2,365,441      $    431,816         18.3
  Commercial                                               822,457          504,287           318,170         63.1
  Brokered                                                 340,209          282,405            57,804         20.5
                                                      -------------    -------------    --------------
    Total deposits                                     $ 3,959,923      $ 3,152,133      $    807,790         25.6
                                                      =============    =============    ==============

Average deposits increased $808 billion, or 26%, in third quarter 2004 over the same quarter last year. Since third quarter 2003, deposits obtained from individuals and businesses have represented 91% of the Bank's deposit balances. The customer deposits (non-brokered) are generated through the Bank's increased number of banking office locations and commercial cash management cross sales and calling efforts. As a result of the banking office expansion efforts, including the Southern Financial merger, approximately 42% of average customer deposit balances in third quarter 2004 were from the Virginia and Washington metropolitan areas. Further, the percentage of commercial deposits continued to improve, with average commercial deposit balances representing 23% of average customer deposits in third quarter 2004.

Transaction accounts comprise 36% of the Bank's customer deposit balances, and remain a key part of the Bank's deposit gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank.

As a result of the Corporation's focus on its core business activities, average deposits generated from the Bank's consumer and commercial customer base increased $750 million in third quarter 2004 from third quarter 2003, of which $102 million represented growth not associated with the merger. Average balances from transaction accounts and money market accounts showed increases of $302 million and $199 million, respectively, through organic deposit growth and the addition of Southern Financial deposits. Average brokered deposits increased $58 million in third quarter 2004 from third quarter 2003. The increase reflects a decline in average non-callable brokered deposits of $159 million and an increase in average callable brokered deposits of $216 million primarily due to the merger.

TREASURY ACTIVITIES
The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management's objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At September 30, 2004, the investment securities portfolio was $2.2 billion. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. The Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities ("MBS") and other debt securities, which include corporate bonds and asset-backed securities. At September 30, 2004, 75% of the investment portfolio was invested in MBS. The asset-backed securities portfolio, representing 14% of the total portfolio, consisted predominately of Aaa and single A rated tranches of pooled trust preferred securities. The corporate bond portfolio, representing 6% of the portfolio at September 30, 2004, is primarily invested in securities rated investment grade by Moody's and S&P rating agencies. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity. In third quarter 2004, the Corporation transferred $115 million of securities from securities available for sale to securities held to maturity, in order to reduce the potential impact of rising interest rates on other comprehensive income.

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

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At September 30, 2004, there were no investment securities determined to be other than temporarily impaired.

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

Average borrowings increased $320 million in third quarter 2004 from third quarter 2003. Average repo balances increased $64 million, representing commercial customer cash management products. Average trust preferred balances increased $93 million, due to $71 million in floating rate trust preferred securities issued in December 2003 in contemplation of the merger, combined with $23 million of average trust preferred securities acquired as part of the merger. Average fed funds increased $73 million, reflecting management's intentions to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $87 million; offsetting runoff of higher cost pre-merger brokered CDs. During third quarter 2004, the Bank restructured $185 million of debt, extinguishing FHLB borrowings at an average rate of 3.98% and replacing them with borrowings at an average rate of 1.98%. A loss of $2.3 million was incurred in connection with the restructuring.

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

The Bank's primary source of liquidity beyond the traditional sources is the assets it possesses, which can be either pledged as collateral for secured borrowings or sold outright. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At September 30, 2004, $1.4 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $550 million. An excess liquidity position of $211 million remains after covering $339 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At September 30, 2004, the Bank possessed over $850 million of overnight borrowing capacity, of which only $296 million was in use at September 30, 2004. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In September 2004, the Bank issued $20 million of brokered CDs at favorable pricing levels. As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At September 30, 2004, over $500 million of the Bank's investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank's $1.9 billion consumer loan portfolio is saleable in an efficient market.

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

OFF BALANCE SHEET ARRANGEMENTS
The Corporation enters into certain transactions that may either contain risks or represent contingencies. These risks or contingencies may take the form of recourse on assets sold to third parties, concentrations of credit risk, commitments to fund loans (see below). Disclosure of these arrangements is found in Note 10 to the Unaudited Consolidated Financial Statements. Exposure to litigation is discussed in Item 1 - Legal Proceedings.

FUTURE CONTRACTUAL OBLIGATIONS
The Corporation enters into various contractual arrangements in the normal course of business. Each of these arrangements affect the Bank's determination of sufficient liquidity. Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at September 30, 2004 were as follows.

                                                                September 30,
                                                                    2004
(in thousands)                                                 -------------
Commercial business and real estate                             $   637,416
Consumer revolving credit                                           467,557
Residential mortgage credit                                          10,094
Performance standby letters of credit                                91,615
Commercial letters of credit                                            839
                                                               -------------
   Total loan commitments                                       $ 1,207,521
                                                               =============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts necessarily do not represent future cash requirements.

In addition to potential financing under credit arrangements, the Corporation issues junior subordinated debt to wholly owned statutory trusts which then issue trust preferred securities as a source of long term funding to the Corporation.

Each issue of trust preferred securities bears a different rate of interest and which is callable at various dates. The Corporation also enters into term repurchase agreements and borrows funds from the FHLB. These borrowings have amounts due at various intervals over 30 years.

The Corporation also enters into lease agreements for the majority of its branch and operations offices. Many of the lease terms exceed five years with extension provisions. Presented below are the estimated funding commitments of the Corporation at September 30, 2004.

                                                               Contractual Payments Due by Period
                                  ----------------------------------------------------------------------------------------
(in thousands)                         Less
                                      than 1              1-3               4-5             After 5
                                       Year              Years             Years             Years              Total
                                  ---------------    --------------    --------------    --------------    ---------------
Lease commitments                  $    10,973        $   20,943        $   15,112        $   23,152         $    70,180
Long-term debt                         296,499           456,051           132,208           204,226           1,088,984
                                  ----------------------------------------------------------------------------------------
   Total                           $   307,472        $  476,994        $  147,320        $  227,378         $ 1,159,164
                                  ========================================================================================

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

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers' elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2004 for the September 30, 2004 data and on January 1, 2004 for the December 31, 2003 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest rate environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown. The Corporation has slightly increased its asset sensitivity in view of the expected rise in interest rates over the foreseeable future.

                                              At September 30, 2004                 At December 31, 2003
                                                    Projected                            Projected
                                               Percentage Change in                 Percentage Change in
     Interest Rate Scenario                    Net Interest Income                  Net Interest Income
     ------------------------------      ---------------------------------    -------------------------------
     -100 basis points                                -4.8%                                -2.8%
     No change                                          --                                   --
     +100 basis points                                +1.3%                                +1.4%
     +200 basis points                                +1.9%                                +1.2%


This isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 4.8% under probable single direction scenarios. The Corporation's one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $400 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $623 million notional amount in interest rate swaps were in place to reduce interest rate risk, and $300 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

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

CAPITAL RESOURCES
Total stockholders' equity was $608 million at September 30, 2004, an increase of $283 million from December 31, 2003. The change in stockholders' equity for the nine months ended September 30, 2004 was attributable to $41.4 million in earnings, $258 million primarily from the issuance of common stock relating to the Southern Financial merger and an increase of $6.1 million in net accumulated Other Comprehensive Income ("OCI"). This was partially offset by dividends paid of $22.7 million. In the first three quarters 2004, OCI increased due primarily to an increase in market value of available for sale securities. No shares of common stock were repurchased in 2004, however the Corporation has remaining authority to repurchase an additional 730,331 shares under its stock repurchase program.

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


                                                                  September 30,    December 31,
(dollars in thousands)                                                2004            2003
                                                                 --------------   --------------
Total equity capital per consolidated financial statements        $    608,242     $    324,765
Qualifying issued trust preferred securities                           164,000          110,341
Accumulated other comprehensive loss                                       460            6,589
                                                                 --------------   --------------
    Adjusted capital                                                   772,702          441,695
Adjustments for tier 1 capital:
    Goodwill and disallowed intangible assets                         (266,501)          (8,932)
                                                                 --------------   --------------
    Total tier 1 capital                                               506,201          432,763
                                                                 --------------   --------------
Adjustments for tier 2 capital:
  Qualifying issued trust preferred securities in excess
    of tier 1 capital limitations                                            -           30,659
  Allowance for loan losses                                             47,171           35,539
  Allowance for letter of credit losses                                    483              343
                                                                 --------------   --------------
    Total tier 2 capital adjustments                                    47,654           66,541
                                                                 --------------   --------------
Total regulatory capital                                          $    553,855     $    499,304
                                                                 ==============   ==============
Risk-weighted assets                                              $  4,138,293     $  3,258,851
Quarterly regulatory average assets                                  6,146,424        5,094,719

                                                                                                      Minimum
                                                                                                    Regulatory       To be "Well
Ratios:                                                                                             Requirements     Capitalized"
                                                                                                  ---------------------------------
  Tier 1 leverage                                                         8.24 %           8.49 %       4.00 %           5.00 %
  Tier 1 capital to risk-weighted assets                                 12.23            13.28         4.00             6.00
  Total regulatory capital to risk-weighted assets                       13.38            15.32         8.00            10.00


The composition of regulatory capital changed as a result of the Southern Financial merger. Regulatory capital increased as a result of the $251 million of equity capital issued as part of the merger transaction, the inclusion of $23 million of Southern Financial's trust preferred securities and the transfer of $12 million of allowance for loan loss. These additions were partially offset by $253 million of intangibles that are deducted from regulatory capital. Increases in risk-weighted assets, which are based on period end balances, and quarterly average assets relating to acquired assets served to dilute the regulatory capital ratios at September 30, 2004.

RESULTS OF OPERATIONS

FOR THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW
The Corporation recorded net income of $18.1 million or $0.54 per diluted share in the quarter ended September 30, 2004 compared to $13.3 million and $0.53 per diluted share in third quarter 2003, representing increases over third quarter 2003 of 36% and 2%, respectively. Included in earnings of $0.54 per diluted share were $0.02 of merger costs associated with the Southern Financial merger. Provident continued to show improvement in its financial fundamentals with key performance measures showing improvement over third quarter 2003. Return on assets was 1.12% and the efficiency ratio was 61.38% in third quarter 2004 compared to 1.06% and 63.35%, respectively, in third quarter 2003.

An increase of $12.3 million in the net interest margin, a $1.2 million decrease in the provision for loan losses and a $2.4 million increase in non-interest income were partially offset by a $9.1 million increase in non-interest expense and a $2.1 million increase in income tax expense, resulting in a $4.7 million increase in net income from third quarter 2003. Operating results from the merger with Southern Financial have been included for the entire third quarter 2004.

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


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                 ---------------------------------------------------------------------------
                                                          Three Months Ended                    Three Months Ended
                                                          September 30, 2004                    September 30, 2003
                                                 ---------------------------------------------------------------------------
(dollars in thousands)                              Average       Income/     Yield/     Average        Income/    Yield/
(tax-equivalent basis)                              Balance       Expense      Rate      Balance        Expense     Rate
                                                 -------------- -----------  -------   ------------  ----------  ----------
ASSETS:
Interest-earning assets:
Originated residential                           $     115,848  $    1,879     6.45 %  $   101,103    $  2,110      8.28 %
Home equity                                            628,990       7,492     4.74        433,193       5,395      4.94
Acquired residential                                   636,838       9,730     6.08        573,449       8,972      6.21
Marine                                                 442,846       5,767     5.18        455,867       6,287      5.47
Other consumer                                          50,723         961     7.54         59,755       1,155      7.67
Commercial mortgage                                    481,197       6,953     5.75        295,393       4,320      5.80
Residential construction                               221,051       2,960     5.33        154,337       1,857      4.77
Commercial construction                                270,890       3,182     4.67        197,209       1,849      3.72
Commercial business                                    682,948       9,483     5.52        369,657       5,289      5.68
                                                 -------------- -----------            ------------  ----------
   Total loans                                       3,531,331      48,407     5.45      2,639,963      37,234      5.60
                                                 -------------- -----------            ------------  ----------
Loans held for sale                                      5,832          90     6.14         11,912         172      5.73
Short-term investments                                  11,045          79     2.85          3,492           7      0.80
Taxable investment securities                        2,160,363      23,646     4.35      1,974,020      21,187      4.26
Tax-advantaged investment securities                    16,407         291     7.06         19,020         331      6.90
                                                 -------------- -----------            ------------  ----------
    Total investment securities                      2,176,770      23,937     4.37      1,993,040      21,518      4.28
                                                 -------------- -----------            ------------  ----------
    Total interest-earning assets                    5,724,978      72,513     5.04      4,648,407      58,931      5.03
                                                 -------------- -----------            ------------  ----------
Less: allowance for loan losses                        (47,460)                            (34,472)

Cash and due from banks                                142,175                             116,487
Other assets                                           583,616                             254,537
                                                 --------------                        ------------
   Total assets                                  $   6,403,309                         $ 4,984,959
                                                 ==============                        ============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits                     $   1,173,609       1,913     0.65    $   895,396       1,797      0.80
Savings deposits                                       765,647         562     0.29        708,493         680      0.38
Direct time deposits                                   882,833       4,376     1.97        691,228       4,116      2.36
Brokered time deposits                                 340,209       2,744     3.21        282,405       4,387      6.16
Short-term borrowings                                  709,426       2,287     1.28        515,080       1,142      0.88
Long-term debt                                       1,108,085      10,128     3.64        982,872       8,604      3.47
                                                 -------------- -----------            -------------  ---------
  Total interest-bearing liabilities                 4,979,809      22,010     1.76      4,075,474      20,726      2.02
                                                 -------------- -----------            -------------  ---------
Noninterest-bearing demand deposits                    797,625                             574,611
Other liabilities                                       26,642                              17,296
Stockholders' equity                                   599,233                             317,578
                                                 --------------
   Total liabilities and stockholders' equity    $   6,403,309                         $ 4,984,959
                                                 ==============                        ============
Net interest-earning assets                      $     745,169                         $   572,933
                                                 ==============                        ============
Net interest income (tax-equivalent)                                50,503                              38,205
Less: tax-equivalent adjustment                                       (191)                               (168)
                                                                -----------                           ---------
Net interest income                                             $   50,312                            $ 38,037
                                                                ===========                           =========
Net yield on interest-earning assets                                           3.51 %                               3.26 %



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                                       ----------------------------
                                                                                                                 2004/2003
                                              -----------------------------------------------------       Income/Expense Variance
                                                          2004/2003 Increase/(Decrease)                      Due to Change In
                                              -----------------------------------------------------    ----------------------------
(dollars in thousands)                           Average         %         Income/         %             Average        Average
(tax-equivalent basis)                           Balance       Change      Expense      Change             Rate          Volume
                                              --------------  ---------   -----------  ------------    -------------  -------------
ASSETS:
Interest-earning assets:
Originated residential                         $     14,745       14.6 %   $    (231)      (10.9)%      $     (509)     $     278
Home equity                                         195,797       45.2         2,097        38.9              (230)         2,327
Acquired residential                                 63,389       11.1           758         8.4              (193)           951
Marine                                              (13,021)      (2.9)         (520)       (8.3)             (338)          (182)
Other consumer                                       (9,032)     (15.1)         (194)      (16.8)              (20)          (174)
Commercial mortgage                                 185,804       62.9         2,633        60.9               (41)         2,674
Residential construction                             66,714       43.2         1,103        59.4               233            870
Commercial construction                              73,681       37.4         1,333        72.1               542            791
Commercial business                                 313,291       84.8         4,194        79.3              (146)         4,340
                                              --------------              -----------
   Total loans                                      891,368       33.8        11,173        30.0
                                              --------------              -----------
Loans held for sale                                  (6,080)     (51.0)          (82)      (47.7)               11            (93)
Short-term investments                                7,553      216.3            72     1,028.6                39             33
Taxable investment securities                       186,343        9.4         2,459        11.6               475          1,984
Tax-advantaged investment securities                 (2,613)     (13.7)          (40)      (12.1)                7            (47)
                                              --------------              -----------
    Total investment securities                     183,730        9.2         2,419        11.2
                                              --------------              -----------
    Total interest-earning assets                 1,076,571       23.2        13,582        23.0               106         13,476
                                              --------------              -----------
Less: allowance for loan losses                     (12,988)      37.7
Cash and due from banks                              25,688       22.1
Other assets                                        329,079      129.3
                                              --------------
   Total assets                                $  1,418,350       28.5
                                              ==============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits                   $    278,213       31.1           116         6.5              (373)           489
Savings deposits                                     57,154        8.1          (118)      (17.4)             (169)            51
Direct time deposits                                191,605       27.7           260         6.3              (753)         1,013
Brokered time deposits                               57,804       20.5        (1,643)      (37.5)           (2,407)           764
Short-term borrowings                               194,346       37.7         1,145       100.3               628            517
Long-term debt                                      125,213       12.7         1,524        17.7               410          1,114
                                              --------------              -----------
  Total interest-bearing liabilities                904,335       22.2         1,284         6.2            (2,893)         4,177
                                              --------------              -----------
Noninterest-bearing demand deposits                 223,014       38.8
Other liabilities                                     9,346       54.0
Stockholders' equity                                281,655       88.7
                                              --------------
   Total liabilities and stockholders' equity  $  1,418,350       28.5
                                              ==============
Net interest-earning assets                    $    172,236       30.1
                                              ==============
Net interest income (tax-equivalent)                                          12,298        32.2        $    2,999      $   9,299
Less: tax-equivalent adjustment                                                  (23)       13.7
                                                                          -----------
Net interest income                                                        $  12,275        32.3
                                                                          ===========

Net interest income on a tax-equivalent basis was $50.5 million in third quarter 2004, compared to $38.2 million in third quarter 2003, while the net yield on interest-earning assets grew from 3.26% to 3.51%. Total interest income increased $13.6 million and total interest expense increased $1.3 million. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial's assets and liabilities for third quarter 2004. The balance sheet restructuring completed in second quarter 2004, in which $415 million in low margin securities were eliminated coincident with the merger, also positively impacted the margin.

The yield on earning assets was 5.04% in third quarter 2004, up slightly from 5.03% in third quarter 2003. A higher ratio of average loans to investment securities and the benefits derived from combining the two companies' loan portfolios resulted in the higher interest income.

The average rate paid on interest-bearing liabilities declined 26 basis points to 1.76% in third quarter 2004, from 2.02% in third quarter 2003. The decline in the average rate paid was primarily due to lower rate callable brokered CDs acquired in the merger that replaced higher rate brokered CDs that matured during the period. Interest expense benefited further from a $223 million increase in average noninterest-bearing deposit balances during the quarter.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $463 thousand and interest expense decreased by $1.7 million, for a total increase of $1.2 million in net interest income relating to derivative transactions for the quarter ended September 30, 2004.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES
The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $1.7 million in third quarter 2004 compared to $2.9 million in third quarter 2003. Net charge-offs were $2.2 million, or 0.25% of average loans, in third quarter 2004 compared to $2.0 million, or 0.30% of average loans, in third quarter 2003. Acquired residential loan net charge-offs as a percentage of average acquired residential loans continued to decline during the period, from 0.93% in third quarter 2003 to 0.64% in third quarter 2004.

NON-INTEREST INCOME
Non-interest income increased $2.4 million, or 9.6%, to $27.0 million in third quarter 2004 compared to third quarter 2003. The improvement in non-interest income continued to be driven by deposit service charges, which increased $2.1 million from third quarter 2003, or 11%, to $21.6 million in third quarter 2004. Approximately half of the increase in deposit fees was from the addition of the Southern Financial account base, with the remainder the result of continued strong organic deposit account growth combined with increased debit card usage.

Net gains were $464 thousand in third quarter 2004, compared to net gains of $746 thousand in third quarter 2003. Third quarter 2004 included investment/borrowing transactions that were focused on improving future interest yield performance. Net gains from the sales of securities were $2.8 million, driven by a $2.4 million gain from the sale of below investment grade corporate securities in third quarter 2004. These gains were partially offset by losses of $2.3 million from the extinguishment of $185 million of FHLB borrowings. The disposition of loans, fixed assets and foreclosed property which occur in the ordinary course of business had no impact in 2004 and generated a net gain of $405 thousand in 2003.

NON-INTEREST EXPENSE
Non-interest expense of $48.4 million for third quarter 2004 was $9.1 million higher than third quarter 2003. Of this increase, approximately $6.4 million was directly attributable to the Corporation's merger with Southern Financial. This represented non-recurring merger expenses (including severance payments, conversion costs and customer communications) of $1.1 million and operating expenses in third quarter 2004 (including the amortization of deposit-based intangibles) of $5.3 million. The growth in non-interest expense, other than that which was impacted by expenses relating to the merger with Southern Financial, was $2.6 million, of which approximately $300 thousand related to organic branch expansion expenses and $2.3 million was spread among all non-interest expense categories.

INCOME TAXES
The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $1.6 million at September 30, 2004 versus $1.4 million at December 31, 2003.

The Corporation recorded income tax expense of $9.1 million based on pre-tax income of $27.2 million, representing an effective tax rate of 33.6% in third quarter 2004. In third quarter 2003, the Corporation recorded a tax expense of $7.1 million on pre-tax income of $20.4 million, an effective tax rate of 34.7%.

FOR NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

OVERVIEW
The Corporation recorded net income of $41.4 million or $1.38 per diluted share for the nine months ended September 30, 2004, compared to $37.3 million or $1.48 per diluted share for the nine months ended September 30, 2003. Included in earnings of $1.38 per share were $.07 of merger costs associated with the Southern Financial merger.

NET INTEREST INCOME
Tax-equivalent net interest income for the nine months of 2004 increased $24.0 million to $135.0 million compared to 2003, a 22% increase from period to period. Interest income increased $18.7 million and interest expense declined $5.3 million. Continued implementation of the Corporation's strategy to focus on growth in its core banking business, including the impact of Southern Financial's interest-earning assets and interest-bearing liabilities for five months, resulted in an increase of $770 million in average interest-earning assets and an increase of $609 million in average interest-bearing liabilities during the past year. These shifts, in addition to the general decline in interest rates, had the effect of increasing the level of net interest income and increasing the net yield by 13 basis points to 3.34% in 2004 from 3.21% in 2003.


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                           ------------------------------------------------------------------------
                                                     Nine Months Ended                    Nine Months Ended
                                                    September 30, 2004                   September 30, 2003
                                           ------------------------------------------------------------------------
(dollars in thousands)                       Average       Income/    Yield/       Average       Income/   Yield/
(tax-equivalent basis)                       Balance       Expense     Rate        Balance       Expense    Rate
                                           ------------  -----------  -------    -----------    ---------  --------
ASSETS:
Interest-earning assets:
Originated residential                      $    99,704   $   5,099     6.83 %    $   126,536    $  7,347    7.76 %
Home equity                                     573,778      20,137     4.69          398,564      15,450    5.18
Aqcuired residential                            622,070      27,622     5.93          538,208      26,064    6.47
Marine                                          452,198      17,496     5.17          441,435      18,832    5.70
Other consumer                                   48,102       2,748     7.63           65,890       3,889    7.89
Commercial mortgage                             411,063      16,919     5.50          268,686      12,086    6.01
Residential construction                        198,676       7,228     4.86          140,436       5,277    5.02
Commercial construction                         248,956       7,523     4.04          200,093       5,679    3.79
Commercial business                             558,253      24,518     5.87          370,906      16,113    5.81
                                           -------------  ----------            --------------  ----------
Total loans                                   3,212,800     129,290     5.38        2,550,754     110,737    5.80
                                           -------------  ----------            --------------  ----------
Loans held for sale                               5,875         263     5.98           10,823         458    5.66
Short-term investments                            9,656         129     1.78            2,760          20    0.97
Taxable investment securities                 2,148,152      69,051     4.29        2,038,954      68,729    4.51
Tax-advantaged investment securities             16,571         902     7.27           19,263       1,001    6.95
                                           -------------  ----------            --------------  ----------
    Total investment securities               2,164,723      69,953     4.32        2,058,217      69,730    4.53
                                           -------------  ----------            --------------  ----------
    Total interest-earning assets             5,393,054     199,635     4.94        4,622,554     180,945    5.23
                                           -------------  ----------            --------------  ----------
Less: allowance for loan losses                 (42,398)                              (33,333)

Cash and due from banks                         134,196                               111,038
Other assets                                    432,932                               255,987
                                           -------------                        --------------
Total assets                                $ 5,917,784                           $ 4,956,246
                                           =============                        ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits                $ 1,066,292       4,965     0.62      $   875,129       5,194    0.79
Savings deposits                                750,781       1,645     0.29          698,685       2,737    0.52
Direct Time deposits                            795,580      11,639     1.95          723,519      14,461    2.67
Brokered Time deposits                          299,304       9,504     4.24          345,355      15,860    6.14
Short-term borrowings                           656,426       5,230     1.06          449,474       3,385    1.01
Long-term debt                                1,138,288      31,677     3.72        1,005,830      28,329    3.77
                                           -------------  ----------            --------------  ----------
  Total interest-bearing liabilities          4,706,671      64,660     1.84        4,097,992      69,966    2.28
                                           -------------  ----------            --------------  ----------
Noninterest-bearing demand deposits             706,120                               528,071
Other liabilities                                24,376                                20,805
Stockholders' equity                            480,617                               309,378
                                           -------------                        --------------
Total liabilities and stockholders' equity  $ 5,917,784                           $ 4,956,246
                                           =============                        ==============
Net interest-earning assets                 $   686,383                           $   524,562
                                           =============                        ==============
Net interest income (tax-equivalent)                        134,975                               110,979
Less: tax-equivalent adjustment                                (591)                                 (516)
                                                          ----------                            ----------
Net interest income                                       $ 134,384                               110,463
                                                          ==========                            ==========
Net yield on interest-earning assets                                    3.34 %                               3.21 %



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                                                                                                       ----------------------------
                                                                                                                 2004/2003
                                              -----------------------------------------------------       Income/Expense Variance
                                                          2004/2003 Increase/(Decrease)                      Due to Change In
                                              -----------------------------------------------------    ----------------------------
(dollars in thousands)                           Average         %         Income/         %              Average        Average
(tax-equivalent basis)                           Balance       Change      Expense      Change             Rate           Volume
                                              --------------  ---------   -----------  ------------    --------------  ------------
ASSETS:
Interest-earning assets:
Originated residential                         $   (26,832)     (21.2)%    $ (2,248)      (30.6)%        $    (813)     $  (1,435)
Home equity                                        175,214       44.0         4,687        30.3             (1,590)         6,277
Aqcuired residential                                83,862       15.6         1,558         6.0             (2,301)         3,859
Marine                                              10,763        2.4        (1,336)       (7.1)            (1,790)           454
Other consumer                                     (17,788)     (27.0)       (1,141)      (29.3)              (124)        (1,017)
Commercial mortgage                                142,377       53.0         4,833        40.0             (1,114)         5,947
Residential construction                            58,240       41.5         1,951        37.0               (178)         2,129
Commercial construction                             48,863       24.4         1,844        32.5                382          1,462
Commercial business                                187,347       50.5         8,405        52.2                164          8,241
                                              --------------              -----------
Total loans                                        662,046       26.0        18,553        16.8
                                              --------------              -----------
Loans held for sale                                 (4,948)     (45.7)         (195)      (42.6)                25           (220)
Short-term investments                               6,896      249.9           109       545.0                 28             81
Taxable investment securities                      109,198        5.4           322         0.5             (3,303)         3,625
Tax-advantaged investment securities                (2,692)     (14.0)          (99)       (9.9)                45           (144)
                                              --------------              -----------
    Total investment securities                    106,506        5.2           223         0.3
                                              --------------              -----------
    Total interest-earning assets                  770,500       16.7        18,690        10.3            (10,371)        29,061
                                              --------------              -----------
Less: allowance for loan losses                     (9,065)      27.2
Cash and due from banks                             23,158       20.9
Other assets                                       176,945       69.1
                                              --------------
Total assets                                   $   961,538       19.4
                                              ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits                   $   191,163       21.8          (229)       (4.4)            (1,244)         1,015
Savings deposits                                    52,096        7.5        (1,092)      (39.9)            (1,284)           192
Direct Time deposits                                72,061       10.0        (2,822)      (19.5)            (4,163)         1,341
Brokered Time deposits                             (46,051)     (13.3)       (6,356)      (40.1)            (4,441)        (1,915)
Short-term borrowings                              206,952       46.0         1,845        54.5                203          1,642
Long-term debt                                     132,458       13.2         3,348        11.8               (366)         3,714
                                              --------------              -----------
  Total interest-bearing liabilities               608,679       14.9        (5,306)       (7.6)           (14,856)         9,550
                                              --------------              -----------
Noninterest-bearing demand deposits                178,049       33.7
Other liabilities                                    3,571       17.2
Stockholders' equity                               171,239       55.3
                                              --------------
Total liabilities and stockholders' equity     $   961,538       19.4
                                              ==============
Net interest-earning assets                    $   161,821       30.8
                                              ==============
Net interest income (tax-equivalent)                                         23,996        21.6          $   4,485      $  19,511
Less: tax-equivalent adjustment                                                 (75)       14.5
                                                                          -----------
Net interest income                                                        $ 23,921        21.7
                                                                          ===========

PROVISION FOR LOAN LOSSES
The provision for loan losses for the first nine months of 2004 was $5.1 million, a decrease of $2.8 million from the first nine months of 2003. Net charge-offs were $5.6 million in 2004 compared to $6.1 million in 2003, with the majority of the improvement in the acquired residential loan portfolio. Net charge-offs as a percentage of average loans were 0.23% in 2004 compared to 0.32% in 2003.

NON-INTEREST INCOME
Total non-interest income increased from $63.6 million for the nine months ended September 30, 2003 to $68.1 million for the nine months ended September 30, 2004. Excluding net losses, non-interest income increased 9.2% to $74.7 million for the nine months in 2004. The major contributor to this increase was deposit service charges that rose $5.2 million, or 9.2%, due to increases in the Bank's retail and commercial deposit customer base through organic and acquired growth.

Net losses were $6.6 million for the nine months ended September 30, 2004, compared to net losses of $4.9 million for the nine months ended September 30, 2003. In 2004, net losses from the sales of securities were $3.9 million, driven by the $8.1 million net loss from the balance sheet restructuring transactions in second quarter 2004, as well as losses of $2.3 million from the extinguishment of $185 million of FHLB borrowings in third quarter 2004. In 2003, losses of $15.3 million from the extinguishment of $140 million of FHLB borrowings were partially offset by net gains on the sales of investment securities of $8.6 million, as well as a one-time tax benefit. The disposition of loans, fixed assets and foreclosed property which occur in the ordinary course of business generated a net loss of $357 thousand in 2004 and a net gain of $1.8 million in 2003.

NON-INTEREST EXPENSE
Non-interest expense of $135.7 million for the nine months ended September 30, 2004 increased $17.0 million, or 14%, compared to the same period one year ago. The increase primarily reflects the Bank's branch expansion efforts via the Southern merger, which represented approximately $12.0 million (including $3.3 million of non-recurring merger expense), and organic growth, which represented approximately $1.2 million of the increase. The remaining $3.8 million of the increase was spread among all non-interest expense categories.

INCOME TAXES
The Corporation recorded income tax expense of $20.3 million in the first nine months of 2004 based on pre-tax income of $61.7 million, a 32.9% effective tax rate. In 2003, exclusive of the tax benefit realized, the effective tax rate would have been 32.6%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2003, see "Interest Sensitivity Management" and Note 9 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 12, 2004. The market risk of the Corporation has not experienced any material changes as of September 30, 2004 from December 31, 2003. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2004.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes such routine legal proceedings, in the aggregate, will not have a material adverse affect on the Corporation's financial condition or results of operation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                                   Maximum Number
                                    Total Number        Average          Total Number of         of Shares Remaining
                                      of Shares        Price Paid        Shares Purchased          to be Purchased
            Period                    Purchased        per Share            Under Plan               Under Plan
-------------------------------    ----------------   -------------    ---------------------    ----------------------
       July 1 - July 31                         -               -                     -                730,331
     August 1 - August 31                       -               -                     -                730,331
  September 1 - September 30                    -               -                     -                730,331

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on January 15, 2003, the Corporation approved an additional stock repurchase of 1.0 million shares. Currently the maximum number of shares remaining to be purchased under this plan is 730,331. All shares have been repurchased pursuant to the publicly announced plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION - NONE

ITEM 6.  EXHIBITS

The exhibits and financial statements filed as a part of this report are as follows:

    (2.0)   Agreement and Plan of Reorganization between Provident Bankshares
            Corporation and Southern Financial Bancorp, Inc. (1)
    (3.1)   Articles of Incorporation of Provident Bankshares Corporation (2)
    (3.2)   Fourth Amended and Restated By-Laws of Provident Bankshares
            Corporation (3)
    (4.1)   Amendment No. 1 to Stockholder Protection Rights Agreement (4)
   (11.0)   Statement re: Computation of Per Share Earnings (5)
   (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
   (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
   (32.1)   Section 1350 Certification of Chief Executive Officer
   (32.2)   Section 1350 Certification of Chief Financial Officer

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


                                          Principal Executive Officer:

November 8, 2004                          By     /s/  GARY N. GEISEL
                                            -----------------------------------
                                                     Gary N. Geisel
                                                  Chairman of the Board
                                               and Chief Executive Officer

                                          Principal Financial Officer:

November 8, 2004                          By     /s/  DENNIS A. STARLIPER
                                            -----------------------------------
                                                    Dennis A. Starliper
                                                Executive Vice President and
                                                  Chief Financial Officer

EXHIBIT INDEX
EXHIBIT                                    DESCRIPTION
-------        -----------------------------------------------------------------
  31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
  31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
  32.1         Section 1350 Certification of Chief Executive Officer
  32.2         Section 1350 Certification of Chief Financial Officer