Form 10-K
period 2004-12-31
PROVIDENT BANKSHARES CORP
filed 2005-03-16
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2004

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

$0.55 Redeemable Capital Securities

10% Trust Preferred Securities

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last sold price or average bid and asked price as of last business day of most recently completed second fiscal quarter was $939,261,207. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At March 10, 2005, the Registrant had 33,019,483 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Forward – Looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2004 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the risk factors described in this report, prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In the event that any non-GAAP financial information is described in any written communication, please refer to the supplemental financial tables included within and on the Corporation’s website for the GAAP reconciliation of this information.

PART I

Item 1. Business

General

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2004, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.6 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states – the Baltimore, Washington and Richmond metropolitan areas.

Provident’s principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company (“PIC”) and leases through Court Square Leasing and Provident Lease Corporation.

Available Information

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

Market Area

With banking offices throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. As of June 2004 (the most recently available statewide deposit share data), Provident ranked eighth among commercial banks operating in Maryland with 4.01% share of statewide deposits. Provident’s share of deposits in Virginia increased to 0.4% in 2004.

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and job growth. In addition, Maryland has the second highest median income in the country. Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. Importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment. It is gaining from such major employers as John Hopkins University and Health Systems, Northrop Grumman, Verizon, Baltimore Gas and Electric and the University of Maryland Medical Systems.

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia. Northern Virginia is the fastest growing area in Virginia and is home to nearly two million people. The technology sector, one of the largest in the United States, has been growing vigorously in the region. Residential construction continues to highlight northern Virginia’s economic strengths. At nearly $85,000, the northern Virginia region also has one of the highest median incomes in the country.

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

Business Strategy

Provident is well positioned in its region to provide the products and services of its largest competitors, while delivering the level of service provided by the best community banks. Over the past several years, the Corporation’s focus has been on the consistent execution of a group of fundamental business strategies: to broaden its presence and customer base in the Virginia and metropolitan Washington D.C. markets; to grow its commercial business in all of its markets; to focus its resources in core business lines; and to improve financial fundamentals.

Efforts against these strategies were accelerated with the merger with Southern Financial Bancorp, Inc. of Warrenton, Virginia (“Southern Financial”), which was finalized on April 30, 2004. The addition of Southern Financial’s franchise supports the Bank’s strategy to expand in the Virginia and metropolitan Washington markets. The merger also complements the Bank’s strategy to enhance its consumer and commercial business lines, as Southern Financial’s commercial banking strength is combined with Provident’s proven ability to attract consumer loans and low cost deposits. Southern Financial’s deposit and loan customer base was converted to Provident’s core processing system on May 31, 2004. On October 15, 2004, the Corporation sold three Norfolk/Tidewater banking offices that were acquired in the merger because these branches were outside of Provident’s strategic footprint. On December 1, 2004, the Corporation sold its 24.99% interest in a loan servicing company acquired in the merger. There was no gain or loss associated with the settlement of these transactions.

With the completion of the acquisition of Southern Financial and the related transition into Provident, the strategic focus of the organization has been more clearly defined. At a high level, these strategies are to:

•	Maximize Provident’s position as the “right size” bank in the marketplace

•	Grow and deepen consumer, small business, commercial and real estate relationships in Maryland and Virginia

•	Move from a product driven organization to a customer relationship focused sales culture

•	Create a high performance culture that focuses on employee development and retention

•	Improve financial fundamentals

Through these strategies, Provident provides its products and services to three segments of customers – individuals, small businesses and middle market businesses. The Corporation offers consumer and commercial banking products and services through the Consumer Banking group and the Commercial Banking group.

Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to retail and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

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

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 89 traditional banking office locations and 60 in-store banking offices at December 31, 2004. In 1993, Provident was the first Maryland bank to offer in-store banking which enables customers to bank where they shop, seven days a week. Today, the network of 60 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with four premier store partners: SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart and BJs Wholesale Club to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores.

Of the 149 banking offices at December 31, 2004, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. The merger with Southern Financial, net of the banking offices sold on October 15, 2004, added 30 traditional banking offices in the Washington and Richmond metropolitan areas. These offices complement Provident’s existing network of in-store banking offices in the Washington region. Provident opened two new in-store banking offices and consolidated one in-store banking office into another existing location during 2004 in the Washington metropolitan area. Additional banking office opportunities complementary to existing locations will be sought when the cost of entry is reasonable. The Bank has several new banking offices in various stages of planning. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 241 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

Loan Portfolio Summary:

(dollars in thousands)	2004	%	2003	%	2002	%	2001	%	2000	%
Residential real estate:
Originated residential mortgage	$100,909	2.8%	$78,164	2.8%	$168,869	6.6%	$308,906	11.1%	$476,030	14.2%
Home equity	705,126	19.8	505,465	18.2	373,317	14.6	349,872	12.6	309,599	9.3
Acquired residential mortgage	560,040	15.7	611,157	21.9	545,323	21.2	730,563	26.3	1,220,724	36.6
Other consumer:
Marine	436,262	12.3	464,474	16.7	418,966	16.4	331,598	11.9	221,630	6.6
Other	42,121	1.2	49,721	1.8	88,868	3.5	149,684	5.4	238,483	7.1

Total consumer	1,844,458	51.8	1,708,981	61.4	1,595,343	62.3	1,870,623	67.3	2,466,466	73.8

Commercial real estate:
Commercial mortgage	483,636	13.6	318,436	11.4	231,079	9.0	218,086	7.9	249,769	7.5
Residential construction	242,246	6.8	161,932	5.8	119,732	4.7	100,564	3.6	109,046	3.3
Commercial construction	279,347	7.8	208,594	7.5	238,344	9.3	208,004	7.5	156,872	4.7
Commercial business	710,193	20.0	386,603	13.9	376,065	14.7	379,616	13.7	356,041	10.7

Total commercial	1,715,422	48.2	1,075,565	38.6	965,220	37.7	906,270	32.7	871,728	26.2

Total loans	$3,559,880	100.0%	$2,784,546	100.0%	$2,560,563	100.0%	$2,776,893	100.0%	$3,338,194	100.0%

Contractual Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2004. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$198,500	$634,763	$1,011,195	$1,844,458	51.8%
Commercial real estate:
Commercial mortgage	85,583	181,582	216,471	483,636	13.6
Residential construction	107,402	134,385	459	242,246	6.8
Commercial construction	148,642	116,166	14,539	279,347	7.8
Commercial business	150,123	309,324	250,746	710,193	20.0

Total loans	$690,250	$1,376,220	$1,493,410	$3,559,880	100.0%

Rate sensitivity:
Predetermined rate	$188,295	$468,832	$1,016,821	$1,673,948	47.0%
Variable or adjustable rate	501,955	907,388	476,589	1,885,932	53.0

Total loans	$690,250	$1,376,220	$1,493,410	$3,559,880	100.0%

Consumer Lending

A wide range of loans including installment loans secured by real estate, boats, or automobiles, home equity lines, and unsecured personal lines of credit are available to consumers. At December 31, 2004, consumer loans represented 52% of the total loan portfolio. Of these loans, 74% are secured by residential real estate, 24% by boats or automobiles, and 2% are unsecured.

The banking office network and ProvidentDirect are the origination sources for new home equity loans and lines and other direct consumer loans, representing 21% of total loans. For the origination of marine loans, representing 12% of total loans, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each loan, including both credit and loan to value considerations.

The Bank also purchases portfolios of loans (consisting of first mortgages, home equity loans and lines) secured by residential real estate from other financial services companies. All acquired portfolios go through a due diligence process prior to a purchase commitment. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At December 31, 2004, approximately 82% of the acquired portfolio was in first lien position. Management intends to continue to purchase loans secured by residential real estate to maintain an average acquired portfolio size of approximately $600 million.

The residential real estate mortgage portfolio consists of loans originated by a subsidiary of the Bank prior to 2001, as well as loans originated by Southern Financial prior to its merger with the Bank. The Bank currently provides mortgages to its consumer customers through a third party loan processor, and does not retain any of the mortgages originated from that process. At December 31, 2004, the portfolio of residential real estate mortgage loans represented 5% of consumer loans.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, hotels and tract developments. These portfolios totaled $1.0 billion at December 31, 2004, or 28% of total loans.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans represent 20% of the Bank’s total loans, and consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County and Richmond, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of vendors to source small equipment leases, and Provident Lease Corporation, which originates general equipment leases, represented 16% of the commercial business portfolio at December 31, 2004.

Other Lending

At December 31, 2004, the Bank participated in $72.8 million of loans syndicated by other financial institutions, of which $44.9 million was included in commercial business loans and $27.9 million was included in commercial real estate loans. The Bank has minimal exposure to highly leveraged transactions (“HLTs”), which are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower’s liabilities. HLTs totaled $7.2 million as of December 31, 2004, and all are performing in accordance with their contractual terms.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. The Corporation’s credit procedures require monitoring of commercial credits to determine the collectibility of contractually due principal and interest to assess the need for providing for inherent losses. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2004, commercial loans totaling $15.1 million were considered to be impaired.

Delinquencies occur in the normal course of business. The Corporation focuses its efforts on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged-off to the collateral’s fair value less costs to sell (“net fair value”) at 120 days delinquent. Unsecured open-end consumer loans are charged-off in full at 180 days delinquent. Demand deposit overdrafts that have been reclassified as loans generally are charged off in full at 60 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Any portion of an outstanding loan balance secured by residential real estate in excess of the net fair value is charged-off when it is no more than 180 days delinquent. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by commercial real estate are generally recognized when losses are reasonably estimable and probable.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2004.

Average Deposits:

	2004		2003		2002
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$730,889	—%	$533,724	—%	$425,586	—%
Interest-bearing demand	494,729	0.20	428,992	0.27	363,967	0.43
Money market	568,776	0.99	452,019	1.20	424,034	1.75
Savings	750,587	0.29	700,188	0.47	650,294	1.05
Direct time deposits	799,679	2.01	710,489	2.55	828,736	3.63
Brokered time deposits	311,865	3.89	317,632	6.17	576,386	6.43

Total average balance/rate	$3,656,525	1.01%	$3,143,044	1.51%	$3,269,003	2.54%

Total year-end balance	$3,782,000		$3,079,549		$3,187,966

Average deposits obtained from customers (rather than brokers) represented over 90% of the Bank’s deposit funding in 2004 and 2003, compared to 71% in 2001, achieving management’s strategic goal to shift the mix of deposits to customer deposits. Customer deposits are generated by cross sales and calling efforts of the banking office and commercial cash management sales force. At December 31, 2004, deposits were evenly balanced between transaction accounts, savings accounts and time deposits. As a result of the banking office expansion efforts, including the Southern Financial merger, approximately 38% of customer deposit balances at year-end were from Virginia and the Washington metropolitan area. Further, the percentage of commercial deposits continued to improve, with commercial deposit balances representing 22% of customer deposits at year-end.

Transaction accounts remain a key part of the Bank’s deposit gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. “Totally Free Checking”, a product that Provident introduced to the Baltimore area in 1993, remains the Bank’s most popular checking account product. Management believes its checking account products, combined with the Bank’s service options available through both traditional and in-store banking offices, ensure that Provident remains a leader in the deposit gathering process.

In the face of competitive pressure, Provident has determined that it competes most effectively by being the “right size” bank. Management believes Provident is the “right size” bank because it continues to provide the products and services of its largest competitors, while delivering the level of service found in only the best community banks.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization. Treasury strategies and activities are overseen by the Bank’s Asset / Liability Committee (“the ALCO”), which also reviews all trades. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments

At December 31, 2004, the investment securities portfolio was $2.3 billion, or 35% of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2004	%	2003	%	2002	%	2001	%	2000	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$114,381	5.0%	$110,632	5.3%	$54,273	2.7%	$96,697	5.4%	$87,405	4.7%
Mortgage-backed securities	1,646,278	71.5	1,737,040	83.2	1,794,783	90.0	1,519,472	84.2	1,644,202	87.6
Municipal securities	14,042	0.6	18,226	0.9	21,127	1.1	23,161	1.3	26,080	1.4
Other debt securities	411,694	17.9	220,612	10.6	123,046	6.2	164,904	9.1	118,822	6.3

Total securities available for sale	2,186,395	95.0	2,086,510	100.0	1,993,229	100.0	1,804,234	100.0	1,876,509	100.0

Securities held to maturity:
Other debt securities	114,671	5.0	—	—	—	—	—	—	—	—

Total securities held to maturity	114,671	5.0	—	—	—	—	—	—	—	—

Total investment securities	$2,301,066	100.0%	$2,086,510	100.0%	$1,993,229	100.0%	$1,804,234	100.0%	$1,876,509	100.0%

Total portfolio yield	4.5%		4.4%		4.7%		6.5%		7.1%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2004.

Investment Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$1,000	2.1%	$—	—%	$26,260	3.7%	$90,758	4.0%	$(3,637)	$114,381	3.9%
Mortgage-backed securities	317,049	4.3	775,288	4.4	340,428	4.4	214,282	4.3	(769)	1,646,278	4.4
Municipal securities	2,709	4.6	9,249	4.6	1,622	4.5	28	9.9	434	14,042	4.6
Other debt securities	—	—	500	4.3	—	—	410,669	4.5	525	411,694	4.5

Total securities available for sale	320,758	4.3	785,037	4.4	368,310	4.4	715,737	4.4	(3,447)	2,186,395	4.4

Securities held to maturity:
Other debt securities	—	—	1,146	2.8	—	—	113,525	7.1	—	114,671	7.1

Total securities held to maturity	—	—	1,146	2.8	—	—	113,525	7.1	—	114,671	7.1

Total investment securities	$320,758	4.3%	$786,183	4.4%	$368,310	4.4%	$829,262	4.8%	$(3,447)	$2,301,066	4.5%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

To achieve its stated objective, the Corporation invests predominantly in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”) and other debt securities, which include corporate bonds and asset-backed securities. At December 31, 2004, 72% of the investment portfolio was invested in MBS. The MBS portfolio is well diversified with respect to issuer, both agency and non-agency; structure, including passthroughs and collateralized mortgage obligations (“CMOs”); and re-pricing specifications, which employ fixed rate bonds as well as monthly, annual, and 5 to 7 year reset Adjustable Rate Mortgages (“ARMs”). Issuer, coupon, vintage, maturity, and average loan size further diversify the agency MBS portfolio. The asset-backed securities (“ABS”) portfolio, representing 17% of the total portfolio, consists predominantly of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities representing 6% of the portfolio at December 31, 2004, are primarily invested in single issuer securities rated investment grade by Moody’s and S&P rating agencies.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 4%. In the current economic environment, the duration is targeted for the middle of that range. In 2004, $275 million of floating rate ABS were added to the portfolio to reduce the overall portfolio duration risk and increase asset sensitivity to short-term rate changes. Another risk in the investment portfolio is credit risk. At December 31, 2004, over 82% of the entire investment portfolio was rated AAA, 17% was investment grade below AAA, and 1% was rated below investment grade or was not rated. The AAA rated percentage declined from December 31, 2003 due to the increased allocation to ‘A’ and ‘AA’ rated floating rate ABS.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at December 31, 2004. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2004.

Borrowings

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 12 for a description of the six issues. Any of the trust preferred securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On February 28, 2005, the Corporation announced the redemption of $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%. The redemption is expected to occur on March 31, 2005.

Employees

At December 31, 2004, the Corporation and its subsidiaries had 1,854 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees and management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are three commercial banks based in Maryland with deposits in excess of $1 billion. There are sixteen additional commercial banks with deposits in excess of $1 billion operating in Maryland that have headquarters in other states. There are ten commercial banks based in Virginia with deposits in excess of $1 billion. There are twenty additional commercial banks with deposits in excess of $1 billion operating in Virginia that have headquarters in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

Current federal law allows the merger of banks by bank holding companies nationwide. Further, federal and Maryland laws permit interstate banking. Legislation has broadened the extent to which financial services companies, such as investment banks and insurance companies, may control commercial banks. As a consequence of these developments, competition in the Bank’s principal markets may increase, and a further consolidation of financial institutions in Maryland may occur.

Regulation

The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956 (“HOLA”). As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. HOLA imposes certain restrictions upon the Corporation regarding the merger of substantially all of the assets, or direct or indirect ownership or control, of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

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

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2004, the Corporation exceeded all regulatory capital requirements.

Risk Factors

Rising interest rates may reduce the Corporation’s net income and future cash flows.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate five times to 2.25%. If interest rates continue to rise, and if rates on the Corporation’s deposits and borrowings reprice upwards faster than the rates on the Corporation’s loans and investments, the Corporation would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Corporation’s profitability.

Recent and possible future acquisitions could involve risks and challenges that could adversely affect the Corporation’s ability to achieve its profitability goals for acquired businesses or realize anticipated benefits of those acquisitions.

The Corporation has experienced moderate growth in the past several years and its strategy of future growth includes the possible acquisition of banking branches, other financial institutions and other financial services companies. Most recently, the Corporation completed its merger with Southern Financial on April 30, 2004. However, the Corporation cannot assure investors that it will be able to identify suitable future acquisition opportunities or finance and complete any particular acquisition, combination or other transaction on acceptable terms and prices. All acquisitions involve a number of risks and challenges that could adversely affect the Corporation’s ability to achieve anticipated benefits of acquisitions.

The Corporation’s allowance for loan losses may be inadequate, which could hurt the Corporation’s earnings.

The Corporation’s reserve for possible credit losses may not be adequate to cover actual loan losses and if the Corporation is required to increase its reserve, current earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Corporation may lose money. The Corporation’s experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Corporation to cancel or “charge-off” the defaulted loan or loans. The Corporation provides for losses by reserving what it believes to be an adequate amount to absorb any probable inherent losses. A “charge-off” reduces the Corporation’s reserve for possible credit losses. If the Corporation’s reserves were insufficient, it would be required to increase reserves by recording a larger provision for loan losses, which would reduce earnings for that period.

Changes in economic conditions could cause an increase in delinquencies and non-performing assets, including loan charge-offs, which in turn may negatively affect the Corporation’s income and growth.

The Corporation’s loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values or increases in interest rates. These factors could depress the Corporation’s earnings and consequently its financial condition because:

•	customers may not want or need the Corporation’s products and services;

•	borrowers may not be able to repay their loans;

•	the value of the collateral securing the Corporation’s loans to borrowers may decline; and

•	the quality of the Corporation’s loan portfolio may decline.

Any of the latter three scenarios could cause an increase in delinquencies and non-performing assets or require the Corporation to “charge-off” a percentage of its loans and/or increase the Corporation’s provisions for loan losses, which would reduce the Corporation’s earnings.

Because the Corporation competes primarily on the basis of the interest rates it offers depositors and the terms of loans it offers borrowers, the Corporation’s margins could decrease if it were required to increase deposit rates or lower interest rates on loans in response to competitive pressure.

The Corporation faces intense competition both in making loans and attracting deposits. The Corporation competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of the Corporation’s financial and depository services. This competition has made it more difficult for the Corporation to make new loans and at times has forced the Corporation to offer higher deposit rates in its market area. The Corporation expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Recent changes in federal banking law permit affiliation among banks, securities firms and insurance companies, which also will change the competitive environment in which the Corporation conducts business. Some of the institutions with which the Corporation competes are significantly larger than the Corporation and, therefore, have significantly greater resources.

Business Continuity

The Corporation is subject to events that could impact or disrupt its business, although its goal is to ensure continuous service delivery to its customers. The Corporation has undertaken an enterprise-wide Business Continuity Plan in order to respond to and guard against this risk. However, no Plan can fully eliminate such risk and there can be no assurance that the Corporation’s Plan will be successful.

Various factors could hinder or prevent takeover attempts.

Provisions of the Corporation’s Articles of Incorporation and Bylaws and federal and state regulations make it difficult and expensive to pursue a takeover attempt that management opposes. These provisions will also make the removal of the current board of directors or management, or the appointment of new directors, more difficult. For example, the Corporation’s Articles of Incorporation and Bylaws contain provisions that could impede a takeover or prevent the Corporation from being acquired, including a classified board of directors and limitations on the ability of the Corporation’s stockholders to remove a director from office without cause. The Corporation’s board of directors may issue additional shares of common stock or establish classes or series of preferred stock with rights, preferences and limitations as determined by the board of directors without stockholder approval. These factors give the board of directors the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that the Corporation’s stockholders might view as being in their best interests.

Item 2. Properties

The Corporation has 162 offices from which it conducts, or intends to conduct, business which are located in the Maryland, Virginia and southern Pennsylvania. The Bank owns 21 and leases 141 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

Item 3. Legal Proceedings

The Corporation is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Management believes such routine legal proceedings, in the aggregate, will not have a material adverse affect on the Corporation’s financial condition or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. At March 10, 2005, there were approximately 4,100 holders of record of the Corporation’s common stock.

For the year 2004, the Corporation declared and paid dividends of $1.01 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid.

As of December 31, 2004, Provident Bankshares had approximately 4,200 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 33,102,385 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the fiscal years ended December 31, 2004 and December 31, 2003 for Provident Bankshares’ common stock, and corresponding quarterly dividends paid per share.

	High	Low	Dividend Paid per Share
Year ended December 31, 2004
Fourth quarter	$37.42	$34.40	$0.260
Third quarter	33.55	27.75	0.255
Second quarter	31.93	27.13	0.250
First quarter	32.96	29.35	0.245

Year ended December 31, 2003
Fourth quarter	$31.76	$28.41	$0.240
Third quarter	30.24	25.57	0.235
Second quarter	26.09	23.15	0.230
First quarter	24.47	22.50	0.225

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on January 15, 2003, the Corporation approved an additional stock repurchase of 1.0 million shares. Currently, the maximum number of shares remaining to be purchased under this plan is 609,215. All shares have been repurchased pursuant to the publicly announced plan.

The following table provides certain information with regard to shares repurchased by the Corporation in the fourth quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
October 1, - October 31, 2004	—	$—	—	—
November 1, - November 30, 2004	—	—	—	—
December 1, - December 31, 2004	116,900	36.10	116,900	609,215

Total	116,900	$36.10	116,900	609,215

On January 18, 2005, the Corporation’s Stockholder Protection Rights Agreement, together with any rights issued in connection with the Stockholder Protection Rights Agreement, lapsed. The Corporation has made no determination with respect to the reinstatement of a similar agreement in the future.

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation and the Bank in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K. The data as of and for the years ended December 31, 2004, 2003, 2002, 2001, and 2000 is derived from the audited consolidated financial statements for the Corporation and the Bank.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002	2001	2000
Interest income (tax-equivalent) (1)	$273,809	$240,793	$277,837	$349,035	$413,681
Interest expense	87,676	91,239	135,522	208,933	258,677

Net interest income (tax-equivalent) (1)	186,133	149,554	142,315	140,102	155,004
Provision for loan losses	7,534	11,122	10,956	18,746	30,478

Net interest income after provision for loan losses	178,599	138,432	131,359	121,356	124,526
Non-interest income, excluding net gains (losses)	100,840	92,752	86,394	74,955	64,470
Net gains (losses)	(5,773)	(4,379)	2,786	11,727	10,746
Non-interest expense, excluding merger expense	180,187	157,261	149,730	144,672	140,820
Merger expense	3,541	—	—	—	—

Income before income taxes (tax-equivalent) (1)	89,938	69,544	70,809	63,366	58,922
Income tax expense (tax-equivalent) (1)	29,613	18,089	22,504	20,741	19,217

Income before accounting change	60,325	51,455	48,305	42,625	39,705
Cumulative effect of accounting change	—	—	—	(1,160)	—

Net income	$60,325	$51,455	$48,305	$41,465	$39,705

Tax-equivalent adjustment (1)	$778	$674	$791	$941	$983
Per share amounts:
Basic - net income before accounting change	$1.99	$2.10	$1.94	$1.65	$1.44
Basic - net income	1.99	2.10	1.94	1.61	1.44
Diluted - net income before accounting change	1.95	2.05	1.88	1.60	1.41
Diluted - net income	1.95	2.05	1.88	1.56	1.41
Cash dividends paid	1.01	0.93	0.85	0.75	0.64
Book value per share	18.65	13.22	12.96	11.40	12.01

Total assets	$6,572,160	$5,207,848	$4,890,722	$4,899,717	$5,499,443
Total loans	3,559,880	2,784,546	2,560,563	2,776,893	3,338,194
Total deposits	3,782,000	3,079,549	3,187,966	3,356,047	3,954,770
Total stockholders’ equity	617,439	324,765	315,635	286,282	310,306
Total common equity (2)	618,403	331,354	300,715	292,740	321,001
Total long-term debt	1,205,548	1,153,301	814,546	860,106	792,942

Return on average assets (3)	1.00%	1.03%	1.00%	0.81%	0.73%
Return on average equity (3)	11.80	16.36	16.14	14.11	14.40
Return on average common equity	11.74	16.47	16.22	14.05	12.48
Efficiency ratio	62.79	64.90	65.47	67.27	64.16
Stockholders’ equity to assets	9.39	6.24	6.45	5.84	5.64
Average stockholders’ equity to average assets	8.49	6.26	6.15	5.73	5.07
Tier 1 leverage ratio	8.26	8.49	7.47	7.13	6.77
Tier 1 capital to risk-weighted assets	11.78	13.28	11.62	10.09	9.37
Total regulatory capital to risk-weighted assets	12.85	15.32	12.70	11.09	10.31
Dividend payout ratio	51.85	45.44	45.10	48.35	45.41

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI.
(3)	Exclusive of the cumulative change in accounting principle, return on average assets and return on average equity for 2001 would have been 0.83% and 14.50%, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2004. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein, particularly the information regarding the Corporation’s business operations as described in Item 1.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, goodwill and intangible assets, pension and post-retirement benefits, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate is discussed below. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

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

Lending management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. The Corporation has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its reviews to executive management and the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

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

Goodwill and Intangible Assets

For purchase acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. The Corporation tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives are amortized over their estimated remaining useful lives which range from 3 to 8 years.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

FINANCIAL CONDITION

Total assets were $6.6 billion at December 31, 2004, an increase of $1.4 billion from December 31, 2003. The ongoing transformation of the balance sheet has resulted in a higher percentage of loans and deposits that have been originated by the

Bank’s core business lines. The merger with Southern Financial on April 30, 2004 added $676 million in loan balances and $1.0 billion in deposit balances. The Corporation acquired Southern Financial on April 30, 2004, using the purchase method of accounting. Accordingly, the results of operations of Southern Financial are not included in 2003. The year ended 2004 includes the results of operations of Southern Financial for the eight months subsequent to the acquisition.

Earning Assets

Total average earning asset balances increased to $5.5 billion in 2004, an increase of $827 million, or 18%, from 2003. The following table summarizes the composition of the Bank’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2004	2003	$ Variance	% Variance
Investments	$2,185,124	$2,050,774	$134,350	6.6%
Other earning assets	15,525	12,415	3,110	25.1
Residential real estate:
Originated residential mortgage	101,432	115,725	(14,293)	(12.4)
Home equity	599,515	420,584	178,931	42.5
Acquired residential	612,216	554,885	57,331	10.3
Other consumer:
Marine	448,833	446,083	2,750	0.6
Other	47,021	62,380	(15,359)	(24.6)

Total consumer	1,809,017	1,599,657	209,360	13.1

Commercial real estate:
Commercial mortgage	428,038	280,866	147,172	52.4
Residential construction	208,467	147,359	61,108	41.5
Commercial construction	255,845	200,160	55,685	27.8
Commercial business	584,707	368,260	216,447	58.8

Total commercial	1,477,057	996,645	480,412	48.2

Total loans	3,286,074	2,596,302	689,772	26.6

Total average earning assets	$5,486,723	$4,659,491	$827,232	17.8

Total average loan balances increased to $3.3 billion in 2004, an increase of $690 million, or 27%, from 2003. The Corporation’s expanded presence in the Baltimore-Washington metropolitan regions was the primary contributor to the achievement of the 27% growth in average loans. The average loan growth of $690 million is comprised of $209 million, or 13%, in consumer loans and $480 million, or 48% in commercial loans. The result is a balanced mix of revenue sources between the two product segments with $1.8 billion, or 55%, in consumer loans, and $1.5 billion, or 45% in commercial loans.

The growth of $480 million in average commercial loans was split between commercial real estate (including construction and mortgage) loans, which grew $264 million, and commercial business loans, which grew $216 million. While commercial loans acquired with the Southern Financial merger contributed to the increase, organic loan production from existing Provident units continued to grow at a double digit pace.

The growth in average consumer loans was driven by strong production of home equity loans and lines. Production of direct consumer loans, primarily home equity loans and lines generated by the Bank’s retail banking offices, phone center and Internet unit, totaled $466 million in 2004, a 22% increase from 2003 production. The strong production in the current year resulted in a $179 million, or 43%, net increase in average home equity loan and line balances to $600 million. Average consumer loan balances from the Washington market grew 83% in 2004, reflecting the Bank’s continued expansion into that market. Average marine loans, which are originated indirectly through brokers but underwritten individually by the Bank, had modest growth and represented 25% of average consumer loans in 2004.

The Corporation’s portfolio of acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 19% of average total loans in 2004, compared to 35% in 2003. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. In 2004, the Corporation purchased $123 million in loans secured by residential real estate, all of which were in first lien position, including $44 million in loans to borrowers residing in the Bank’s footprint. Provident will service the loans within its footprint in order to cultivate additional relationships with the borrowers. At December 31, 2004, approximately 82% of the acquired portfolio was in first lien position. Management intends to continue to purchase residential loans to maintain an average acquired portfolio size of approximately $600 million.

Average balances in the originated residential mortgage portfolio continued to decline during 2004, to $101 million, since the Bank does not retain new residential loan originations.

The growth in the investment portfolio average balances of $134 million in 2004 was primarily as a result of the merger with Southern Financial. Although over $500 million of investments were acquired in the merger, Provident reduced its portfolio by approximately $400 million in the second quarter to achieve a more profitable asset mix.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2004	2003	2002	2001	2000
Non-performing assets:
Originated residential mortgage	$1,934	$2,560	$1,953	$7,018	$7,619
Consumer (1)	8,643	16,537	18,530	18,018	12,375
Commercial mortgage	1,612	—	—	—	—
Residential real estate construction	—	135	136	217	—
Commercial real estate construction	1,063	—	—	—	—
Commercial business	12,461	3,085	514	3,586	13,601

Total non-accrual loans	25,713	22,317	21,133	28,839	33,595

Commercial business	—	—	—	—	165

Total renegotiated loans	—	—	—	—	165

Non-real estate assets	261	1,221	597	551	—
Land	—	—	—	239	516
Residential real estate	1,355	2,022	3,199	2,335	2,060

Total other assets and real estate owned	1,616	3,243	3,796	3,125	2,576

Total non-performing assets	$27,329	$25,560	$24,929	$31,964	$36,336

90-day delinquencies:
Consumer	$4,889	$4,679	$6,131	$7,160	$11,110
Commercial business	1,883	544	320	416	131
Residential real estate mortgage	5,442	4,669	8,377	3,242	4,589
Commercial real estate mortgage	—	—	—	—	919

Total 90-day delinquencies	$12,214	$9,892	$14,828	$10,818	$16,749

Asset quality ratios:
Non-performing loans to loans	0.72%	0.80%	0.83%	1.04%	1.01%
Non-performing assets to loans	0.77	0.92	0.97	1.15	1.09

(1)	Consumer non-accrual loans are comprised entirely of credits secured by residential property and other secured loans, primarily purchased loans. Consumer loans secured by nonresidential property and unsecured consumer loans are not placed in non-accrual status but are charged-off at 120 and 180 days, respectively.

The asset quality within the Corporation’s loan portfolios remained strong in 2004. Non-performing assets were $27.3 million at December 31, 2004, up $1.8 million from the level at December 31, 2003. The level of non- performing assets was elevated by the addition of non-performing commercial business and commercial real estate construction loans acquired in the merger. The level of non-performing assets at December 31, 2004 is consistent with historical trends of the two companies on a combined basis. Of the total non-performing assets, $10.6 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. Non- performing commercial business loans include $1.4 million of loans that have U.S. government guarantees. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss on those loans. During 2004, the Corporation sold approximately $5 million of its non-performing acquired residential loan portfolio.

The overall asset quality ratios of the Corporation, including the impact of the Southern Financial portfolio, remain consistent with pre-merger levels. At December 31, 2004, non-performing assets as a percentage of loans outstanding were 0.77% compared to 0.92% at December 31, 2003. Although no assurances can be given, management believes that non-performing assets will remain relatively stable in the near term.

Total 90-day delinquencies increased $2.3 million in 2004; however, total delinquencies as a percentage of total loans outstanding were 0.34% in 2004 compared to 0.35% in 2003. Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Contractual interest income due on loans in non-accrual status during the year	$1,407	$1,190	$1,548	$2,366	$4,508
Interest income actually received and recorded	91	124	171	515	399

Interest income lost on non-accrual loans	$1,316	$1,066	$1,377	$1,851	$4,109

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2004	2003	2002	2001	2000
Balance at beginning of year	$35,539	$33,425	$34,611	$38,374	$36,445
Provision for loan losses	7,534	11,122	10,956	18,746	30,478
Allowance of acquired bank	12,085	—	—	—	404
Transfer letters of credit allowance to other liablities	—	(262)	—	—	—
Allowance related to securitized loans	—	—	—	(690)	(950)
Loans charged-off:
Originated residential mortgage	38	48	202	188	209
Acquired residential mortgage	6,101	7,610	11,648	14,896	14,155
Other consumer	2,980	3,602	3,454	3,122	2,756

Total consumer	9,119	11,260	15,304	18,206	17,120
Commercial real estate mortgage	207	—	—	—	—
Commercial real estate construction	712	—	—	—	—
Commercial business	3,443	986	1,680	5,575	13,000

Total charge-offs	13,481	12,246	16,984	23,781	30,120

Recoveries:
Originated residential mortgage	(12)	75	—	—	—
Acquired residential mortgage	2,133	1,877	3,174	796	526
Other consumer	1,491	1,321	985	1,007	1,207

Total consumer	3,612	3,273	4,159	1,803	1,733
Commercial real estate mortgage	—	—	155	31	236
Commercial real estate construction	—	—	—	—	—
Commercial business	880	227	528	128	148

Total recoveries	4,492	3,500	4,842	1,962	2,117

Net charge-offs	8,989	8,746	12,142	21,819	28,003

Balance at end of year	$46,169	$35,539	$33,425	$34,611	$38,374

Balances:
Loans - year-end	$3,559,880	$2,784,546	$2,560,563	$2,776,893	$3,338,194
Loans - average	3,286,074	2,596,302	2,658,839	3,083,015	3,390,692
Ratios:
Net charge-offs to average loans	0.27%	0.34%	0.46%	0.71%	0.83%
Allowance for loan losses to year-end loans	1.30	1.28	1.31	1.25	1.15
Allowance for loan losses to non-performing loans	179.56	159.25	158.16	120.01	113.67

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(in thousands)	2004	2003	2002	2001	2000
Consumer	$7,817	$8,881	$10,432	$12,608	$10,896
Commercial real estate mortgage	7,891	7,033	4,952	4,025	4,628
Residential real estate construction	4,438	3,568	2,673	1,942	1,875
Commercial real estate construction	5,347	4,618	5,169	3,870	2,911
Commercial business	14,591	6,139	7,199	9,353	12,958
Unallocated	6,085	5,300	3,000	2,813	5,106

Total allowance for loan losses	$46,169	$35,539	$33,425	$34,611	$38,374

As a result of the acquisition of Southern Financial, the Corporation recorded an additional allowance of $12.1 million, or approximately 1.7% of the loans acquired. Net charge-offs exceeded the provision for loan losses by $1.5 million, as the application of Provident collection and credit standards resulted in higher net charge-offs in the commercial portfolio. The allowance as a percentage of loans outstanding increased from 1.28% at December 31, 2003 to 1.30% at December 31, 2004. The allowance coverage remained fairly consistent, with coverage of 180% of non-performing loans at December 31, 2004, compared to 159% at December 31, 2003. Portfolio-wide net charge-offs represented 0.27% of average loans in 2004, down from 0.34% in 2003. For consumer portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios continued to be at their lowest levels in several years.

Management believes that the allowance at December 31, 2004 represents its best estimate of probable losses inherent in the portfolio and that it uses the best information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

	Year ended December 31,
(dollars in thousands)	2004	2003	$ Variance	% Variance
Noninterest-bearing	$730,889	$533,724	$197,165	36.9%
Interest-bearing demand	494,729	428,992	65,737	15.3
Money market	568,776	452,019	116,757	25.8
Savings	750,587	700,188	50,399	7.2
Direct time deposits	799,679	710,489	89,190	12.6
Brokered time deposits	311,865	317,632	(5,767)	(1.8)

Total deposits	3,656,525	3,143,044	513,481	16.3

Borrowings:
Fed funds	292,115	253,220	38,895	15.4
FHLB borrowings	1,053,974	889,401	164,573	18.5
Repos and other	356,827	302,001	54,826	18.2
Trust preferred securities	154,601	71,039	83,562	117.6

Total borrowings	1,857,517	1,515,661	341,856	22.6

Total average deposits and borrowings	$5,514,042	$4,658,705	$855,337	18.4

Average deposits increased $513 million, or 16%, in 2004. Similar to the loan businesses, the growth was evenly balanced between deposits from consumers, which grew $267 million, or 11%, and deposits from businesses, which grew $252 million, or 54%. Brokered deposits remained fairly constant.

Average borrowings increased $342 million in 2004. Average fed funds increased $39 million, reflecting management’s intentions to match fund more of the Bank’s prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $165 million; offsetting run-off of higher cost pre-merger brokered CDs. In 2004, the Bank restructured $295 million of FHLB borrowings. Debt that was either short-term or floating rate of $100 million was restructured in the second quarter, with no loss, in conjunction with the Southern Financial merger. Debt that was either fixed rate or CMS-based of $195 million, with an average rate of 4.26%, was extinguished in the third and fourth quarters. Losses of $2.4 million were incurred in connection with this restructuring, which is shown in Net Gains (Losses) in the Consolidated Statements of Income. The borrowings were replaced with short-term or floating rate borrowings at market rates of approximately 1.25-2.00%. Average repo balances increased $55 million, representing commercial cash management products. Average trust preferred balances increased $84 million, due to $71 million of floating rate trust preferred securities issued in December 2003 in contemplation of the merger, combined with $23 million of trust preferred securities acquired as part of the merger.

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

The Bank’s primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At December 31, 2004, $1.6 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $400 million. An excess liquidity position of $35 million remains after covering $365 million of unsecured funds that mature in the next three months. In January 2005, the Corporation added $280 million of secured borrowing facilities to enhance its sources of liquidity. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At December 31, 2004, the Bank possessed over $800 million of overnight borrowing capacity, of which only $330 million was in use at year-end. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In 2004, the Bank issued $85 million of brokered CDs at favorable pricing levels.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At December 31, 2004, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. In 2004, the Corporation transferred $115 million of securities from securities available for sale to securities held to maturity, in order to reduce the potential impact of rising interest rates on other comprehensive income. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable in an efficient market.

Provident Trust II, a $30 million 10% dividend security, is redeemable after March 31, 2005. On February 28, 2005, the Corporation announced the redemption of this issue on March 31, 2005.

A significant use of the Corporation’s liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the holding company are utilized to pay dividends to stockholders, repurchase shares and pay interest on trust preferred securities. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Corporation has various contractual obligations, such as long-term borrowings, that are recorded as liabilities in the Consolidated Financial Statements. Other items, such as certain minimum lease payments for the use of banking and operations offices under operating lease agreements, are not recognized as liabilities in the Consolidated Financial Statements, but are required to be disclosed. Each of these arrangements affects the Corporation’s determination of sufficient liquidity.

The following table summarizes significant contractual obligations and commitments at December 31, 2004 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 7)	$13,652	$24,214	$18,407	$33,646	$89,919
Long-term debt (Note 12)	347,908	534,617	118,943	204,080	1,205,548

Total contractual payment obligations	$361,560	$558,831	$137,350	$237,726	$1,295,467

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2004 were as follows:

(in thousands)	2004
Commercial business and real estate	$715,027
Consumer revolving credit	509,690
Residential mortgage credit	11,808
Performance standby letters of credit	87,446
Commercial letters of credit	35

Total loan commitments	$1,324,006

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At December 31, 2004, the Corporation did not have any firm commitments to purchase loans.

Contingencies and Risk

The Corporation enters into certain transactions that may either contain risks or represent contingencies. These risks or contingencies may take the form of concentrations of credit risk or litigation. Disclosure of these arrangements is found in Note 15 to the Consolidated Financial Statements.

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

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections. Basis risk exists as a result of having much of the Bank’s earning assets priced using either the Prime rate or the U.S. Treasury yield curve, while much of the liability portfolio is priced using the CD yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on simulation modeling of shocks to the balance sheet under a variety of interest rate scenarios, including parallel and non-parallel rate shifts, such as the forward yield curves for both short and long term interest rates. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on January 1, 2004 for the December 31, 2003 data and on January 1, 2005 for the December 31, 2004 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

	Projected Percentage Change in Net Interest Income at December 31
Interest Rate Scenario	2004	2003
-100 basis points	-3.4%	-2.8%
No change	—	—
+100 basis points	+1.4%	+1.4%
+200 basis points	+1.6%	+1.2%

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.5% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. The Corporation’s interest rate risk profile is little changed from 2003 to 2004, reflecting management’s intentions to maintain a low level of interest rate risk and to benefit modestly from a rising rate environment.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $440 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates – specifically, the 10-year constant maturity swap rate – rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $662 million notional amount in interest rate swaps were in force to reduce interest rate risk, and $300 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

Capital Resources

Total stockholders’ equity was $617 million at December 31, 2004, an increase of $293 million from December 31, 2003. The change in stockholders’ equity for the year was attributable to $60.3 million in earnings, $261 million primarily from the issuance of common stock relating to the Southern Financial merger and an increase of $5.6 million in net accumulated Other Comprehensive Income (“OCI”). This was partially offset by dividends paid of $31.5 million, or $1.01 per share. Capital was also reduced by $4.2 million from the repurchase of 116,900 shares of the Corporation’s common stock at an average price of $36.10. The Corporation is authorized to repurchase an additional 609,215 shares under its stock repurchase program.

The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted quarterly average assets (“leverage ratio”) and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table.

(dollars in thousands)	December 31, 2004	December 31, 2003
Total equity capital per consolidated financial statements	$617,439	$324,765
Qualifying trust preferred securities	164,000	110,341
Minimum pension liability	(1,365)	—
Accumulated other comprehensive loss	964	6,589

Adjusted capital	781,038	441,695
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(269,078)	(8,932)

Total tier 1 capital	511,960	432,763

Adjustments for tier 2 capital:
Qualifying trust preferred securities in excess of tier 1 capital limitations	—	30,659
Allowance for loan losses	46,169	35,539
Allowance for letter of credit losses	474	343

Total tier 2 capital adjustments	46,643	66,541

Total regulatory capital	$558,603	$499,304
			Minimum Regulatory Requirements	To be “well Capitalized”
Risk-weighted assets	$4,346,973	$3,258,851
Quarterly regulatory average assets	6,198,284	5,094,719

Ratios:
Tier 1 leverage	8.26%	8.49%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.78	13.28	4.00	6.00
Total regulatory capital to risk-weighted assets	12.85	15.32	8.00	10.00

The composition of regulatory capital changed as a result of the Southern Financial merger. Regulatory capital increased as a result of the $251 million of equity capital issued as part of the merger transaction, the inclusion of $23 million of Southern Financial’s trust preferred securities and the increased allowance for loan losses. These additions were partially offset by the $260 million of additional goodwill and other intangible assets arising from the merger that are deducted from regulatory capital. On February 28, 2005, the Corporation announced its intention to call Provident Trust II, a $30 million 10% dividend trust preferred security on March 31, 2005. These securities will be excluded from capital ratio calculations beginning March 31, 2005. Following the redemption, the Corporation’s capital ratios are expected to continue to comply with all applicable regulatory capital requirements and the Corporation is expected to continue to be considered “well-capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

Overview

Provident’s banking growth, including the Southern Financial merger, translated to record earnings for 2004. The Corporation recorded net income of $60.3 million in 2004, a 17% increase over 2003. Diluted earnings per share were $1.95 and $2.05 for 2004 and 2003, respectively. Earnings for 2004 included the impacts of $0.18 per share in net securities losses associated with the balance sheet restructure in the second quarter, $0.07 per share of merger costs and $0.02 per share of costs related to professional services associated with Sarbanes-Oxley compliance. Increases of $40.1 million in the net interest margin after provision for loan losses and $8.1 million in non-interest income more than offset a $26.5 million increase in non-interest expense and a $11.4 million increase in income tax expense, resulting in a $8.9 million increase in net income. The financial results in 2004 reflect the Corporation’s commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

These items are discussed in more detail, as follows.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The tables on the following pages analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

[THIS PAGE INTENTIONALLY LEFT BLANK]

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

	2004			2003			2002
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated residential	$101,432	$6,665	6.57%	$115,725	$8,753	7.56%	$240,622	$18,513	7.69%
Home equity	599,515	28,631	4.78	420,584	21,393	5.09	365,550	22,271	6.09
Acquired residential mortgage	612,216	36,550	5.97	554,885	35,569	6.41	636,204	46,677	7.34
Marine	448,833	23,206	5.17	446,083	25,035	5.61	385,555	25,970	6.74
Other consumer	47,021	3,603	7.66	62,380	4,887	7.83	107,256	8,088	7.54
Commercial mortgage	428,038	23,832	5.57	280,866	16,484	5.87	226,524	14,700	6.49
Residential construction	208,467	10,671	5.12	147,359	7,307	4.96	108,292	6,133	5.66
Commercial construction	255,845	11,066	4.33	200,160	7,567	3.78	218,028	9,241	4.24
Commercial business	584,707	34,270	5.86	368,260	21,169	5.75	370,808	23,898	6.44

Total loans	3,286,074	178,494	5.43	2,596,302	148,164	5.71	2,658,839	175,491	6.60

Loans held for sale	6,330	382	6.03	9,909	562	5.67	6,125	395	6.45
Short-term investments	9,195	151	1.64	2,506	25	1.00	4,553	90	1.98
Taxable investment securities	2,169,027	93,598	4.32	2,031,838	90,727	4.47	1,848,331	100,468	5.44
Tax-advantaged investment securities (2)(4)	16,097	1,184	7.36	18,936	1,315	6.94	20,889	1,393	6.67

Total investment securities	2,185,124	94,782	4.34	2,050,774	92,042	4.49	1,869,220	101,861	5.45

Total interest-earning assets	5,486,723	273,809	4.99	4,659,491	240,793	5.17	4,538,737	277,837	6.12

Less: allowance for loan losses	(43,506)			(33,739)			(34,200)
Cash and due from banks	133,543			112,858			96,737
Other assets	475,532			253,165			244,341

Total assets	$6,052,292			$4,991,775			$4,845,615

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$494,729	977	0.20	$428,992	1,139	0.27	$363,967	1,571	0.43
Money market deposits	568,776	5,617	0.99	452,019	5,425	1.20	424,034	7,405	1.75
Savings deposits	750,587	2,188	0.29	700,188	3,289	0.47	650,294	6,857	1.05
Direct time deposits	799,679	16,034	2.01	710,489	18,114	2.55	828,736	30,098	3.63
Brokered time deposits	311,865	12,137	3.89	317,632	19,583	6.17	576,386	37,082	6.43
Short-term borrowings	711,751	9,037	1.27	495,571	4,957	1.00	399,968	6,338	1.58
Long-term debt	1,145,766	41,686	3.64	1,020,090	38,732	3.80	849,565	46,171	5.43

Total interest-bearing liabilities	4,783,153	87,676	1.83	4,124,981	91,239	2.21	4,092,950	135,522	3.31

Noninterest-bearing demand deposits	730,889			533,724			425,586
Other liabilities	24,298			20,699			29,197
Stockholders’ equity	513,952			312,371			297,882

Total liabilities and stockholders’ equity	$6,052,292			$4,991,775			$4,845,615

Net interest-earning assets	$703,570			$534,510			$445,787

Net interest income (tax-equivalent)		186,133			149,554			142,315
Less: tax-equivalent adjustment		(778)			(674)			(791)

Net interest income		$185,355			$148,880			$141,524

Net yield on interest-earning assets (4)			3.39%			3.21%			3.14%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

	2004/2003 Increase/(Decrease)				2003/2002 Increase/(Decrease)				2004/2003 Income/Expense Variance Due to Change In		2003/2002 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated residential	$(14,293)	(12.4)%	$(2,088)	(23.9)%	$(124,897)	(51.9)%	$(9,760)	(52.7)%	$(1,076)	$(1,012)	$(308)	$(9,452)
Home equity	178,931	42.5	7,238	33.8	55,034	15.1	(878)	(3.9)	(1,377)	8,615	(3,967)	3,089
Acquired residential mortgage	57,331	10.3	981	2.8	(81,319)	(12.8)	(11,108)	(23.8)	(2,543)	3,524	(5,521)	(5,587)
Marine	2,750	0.6	(1,829)	(7.3)	60,528	15.7	(935)	(3.6)	(1,982)	153	(4,682)	3,747
Other consumer	(15,359)	(24.6)	(1,284)	(26.3)	(44,876)	(41.8)	(3,201)	(39.6)	(105)	(1,179)	304	(3,505)
Commercial mortgage	147,172	52.4	7,348	44.6	54,342	24.0	1,784	12.1	(886)	8,234	(1,501)	3,285
Residential construction	61,108	41.5	3,364	46.0	39,067	36.1	1,174	19.1	243	3,121	(834)	2,008
Commercial construction	55,685	27.8	3,499	46.2	(17,868)	(8.2)	(1,674)	(18.1)	1,194	2,305	(952)	(722)
Commercial business	216,447	58.8	13,101	61.9	(2,548)	(0.7)	(2,729)	(11.4)	423	12,678	(2,566)	(163)

Total loans	689,772	26.6	30,330	20.5	(62,537)	(2.4)	(27,327)	(15.6)

Loans held for sale	(3,579)	(36.1)	(180)	(32.0)	3,784	61.8	167	42.3	34	(214)	(53)	220
Short-term investments	6,689	266.9	126	504.0	(2,047)	(45.0)	(65)	(72.2)	24	102	(34)	(31)
Taxable investment securities	137,189	6.8	2,871	3.2	183,507	9.9	(9,741)	(9.7)	(3,117)	5,988	(19,079)	9,338
Tax-advantaged investment securities (2)(4)	(2,839)	(15.0)	(131)	(10.0)	(1,953)	(9.3)	(78)	(5.6)	75	(206)	56	(134)

Total investment securities	134,350	6.6	2,740	3.0	181,554	9.7	(9,819)	(9.6)

Total interest-earning assets	827,232	17.8	33,016	13.7	120,754	2.7	(37,044)	(13.3)	(8,504)	41,520	(44,268)	7,224

Less: allowance for loan losses	(9,767)	28.9			461	(1.3)
Cash and due from banks	20,685	18.3			16,121	16.7
Other assets	222,367	87.8			8,824	3.6

Total assets	$1,060,517	21.2			$146,160	3.0

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$65,737	15.3	(162)	(14.2)	$65,025	17.9	(432)	(27.5)	(320)	158	(679)	247
Money market deposits	116,757	25.8	192	3.5	27,985	6.6	(1,980)	(26.7)	(1,062)	1,254	(2,442)	462
Savings deposits	50,399	7.2	(1,101)	(33.5)	49,894	7.7	(3,568)	(52.0)	(1,324)	223	(4,059)	491
Direct time deposits	89,190	12.6	(2,080)	(11.5)	(118,247)	(14.3)	(11,984)	(39.8)	(4,174)	2,094	(8,104)	(3,880)
Brokered time deposits	(5,767)	(1.8)	(7,446)	(38.0)	(258,754)	(44.9)	(17,499)	(47.2)	(7,096)	(350)	(1,487)	(16,012)
Short-term borrowings	216,180	43.6	4,080	82.3	95,603	23.9	(1,381)	(21.8)	1,558	2,522	(2,676)	1,295
Long-term debt	125,676	12.3	2,954	7.6	170,525	20.1	(7,439)	(16.1)	(1,669)	4,623	(15,590)	8,151

Total interest-bearing liabilities	658,172	16.0	(3,563)	(3.9)	32,031	0.8	(44,283)	(32.7)	(16,918)	13,355	(45,336)	1,053

Noninterest-bearing demand deposits	197,165	36.9			108,138	25.4
Other liabilities	3,599	17.4			(8,498)	(29.1)
Stockholders’ equity	201,581	64.5			14,489	4.9

Total liabilities and stockholders’ equity	$1,060,517	21.2			$146,160	3.0

Net interest-earning assets	$169,060	31.6			$88,723	19.9

Net interest income (tax-equivalent)			36,579	24.5			7,239	5.1	$8,414	$28,165	$1,068	$6,171
Less: tax-equivalent adjustment			(104)	15.4			117	(14.8)

Net interest income			$36,475	24.5			$7,356	5.2

Net interest income on a tax-equivalent basis increased $36.6 million to $186.1 million in 2004 from $149.5 million in 2003. The net interest margin expanded to 3.39% from 3.21%, despite a challenging rate environment. Total interest income increased $33.0 million while total interest expense declined $3.6 million. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial’s assets and liabilities for the last eight months of 2004.

While total interest income increased $33.0 million from 2003 to 2004, the yield on earning assets declined to 4.99% in 2004 compared to 5.17% in 2003. The 18 basis point reduction in net yield reflects the impact of prepayments and refinancings caused generally by the lower interest rates that prevailed during 2004. The effects of the lower rates on net interest income were mitigated by the addition of loans associated with the Southern Financial merger for eight months of 2004 and the organic Provident loan growth in the year. The restructure of the balance sheet in the second quarter of 2004, in which $415 million in low margin securities were liquidated coincident with the merger, had a positive impact on the margin. Interest income lost from non-accruing loans was $1.3 million in 2004, compared to $1.1 million in 2003.

The average rate paid on interest-bearing liabilities declined to 1.83% in 2004 from 2.21% in 2003. The primary cause of the 38 basis point decline came from the rates paid on brokered time deposits whose average rate paid declined from 6.17% in 2003 to 3.89% in 2004. The rate paid on interest bearing liabilities also benefited from the extinguishment of $265 million in debt and lower rates paid on direct time deposits. The debt was substantially replaced with borrowings bearing lower interest rates. The $197 million increase in non-interest bearing deposits also had a positive impact on the net yield as an interest free source of funds.

As a result of derivative transactions undertaken to mitigate the effect of interest rate risk on the Bank, interest income decreased by $1.6 million and interest expense decreased by $2.8 million, resulting in an increase of $1.2 million in net interest income relating to derivative transactions for the year ending December 31, 2004.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $7.5 million in 2004 compared to $11.1 million in 2003. Net charge-offs were $9.0 million, or 0.27% of average loans, in 2004 compared to $8.7 million, or 0.34% of average loans in 2003. Consumer loan net charge-offs as a percentage of average consumer loans were 0.30% in 2004 compared to 0.50% in 2003. During 2004, net charge-offs in the acquired residential mortgage and other consumer loans declined $1.8 million and $800 thousand, respectively. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Beginning in late 2004, the Corporation changed its policy with respect to net charge-offs of demand deposit overdrafts reclassified as loans. Previously, net charge-offs were reflected in other non-interest expense. These net charge-offs are now part of the allowance for loan losses, in order to be consistent with the treatment of all other loans.

Commercial business net charge-offs as a percentage of average commercial business loans were 0.44%, an increase from 0.21% in 2003. As part of the transition, Provident concentrated its efforts on converting the commercial loan portfolio of Southern Financial to Provident’s processing systems, strengthening loan file documentation and consolidating operations. As the portfolio was assimilated into Provident’s processing and credit culture, the level of charge-offs for the remainder of the year was higher than Provident’s pre-merger levels, reflecting the blended net charge-off rate of the two institutions.

The combined decline in the consumer categories substantially offset the increase in net charge-offs associated with the commercial portfolio. As a result of improved loan quality in the acquired loan portfolio, and pursuing an aggressive charge-off policy in commercial loans, charge-offs are not expected to increase significantly in the foreseeable future.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary:

(dollars in thousands)	2004	2003	$ Variance	% Variance
Service charges on deposit accounts	$81,885	$75,984	$5,901	7.8%
Commissions and fees	4,584	4,507	77	1.7
Other non-interest income:
Other loan fees	3,698	3,278	420	12.8
Cash surrender value income	4,493	3,513	980	27.9
Mortgage banking fees and services	101	517	(416)	(80.5)
Other	6,079	4,953	1,126	22.7

Non-interest income before net gains (losses)	100,840	92,752	8,088	8.7
Net gains (losses):
Securities	(3,231)	9,157	(12,388)	(135.3)
Extinguishment of debt	(2,362)	(15,298)	12,936	(84.6)
Asset sales	(180)	1,762	(1,942)	(110.2)

Net gains (losses)	(5,773)	(4,379)	(1,394)	31.8

Total non-interest income	$95,067	$88,373	$6,694	7.6

Total non-interest income increased to $95.1 million in 2004. Total non-interest income, excluding the net losses described below, increased 8.7% to $100.8 million in 2004.

The improvement in non-interest income continued to be driven by deposit service charges, which increased $5.9 million, or 7.8%, to $81.9 million in 2004. The increase in deposit fees was primarily the result of continued strong retail and commercial deposit account growth. Approximately $2.7 million of the increase in deposit fees was from the addition of the Southern Financial account base for eight months and $1.1 million was from Provident’s de-novo banking office expansion. De-novo expansion represented the full year effect of nine net new banking offices opened in 2003, as well as one new banking office opened in 2004. The remaining $2.1 million was the result of continued deposit account growth combined with increased debit card usage.

Commissions and fees of $4.6 million were flat in 2004 due to continued compression in the commission rates received by PIC, the Bank’s wholly owned subsidiary which offers securities brokerage through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other non-interest income increased $2.1 million to $14.4 million, due to income associated with bank owned life insurance.

The Corporation recorded $5.8 million in net losses in 2004, compared to net losses of $4.4 million in 2003. The net losses in 2004 were composed primarily of $3.2 million in net losses on the sales of securities and $2.4 million in losses on the extinguishment of debt. The net losses in 2003 were composed of $15.3 million in losses on the extinguishment of debt that were partially offset by $9.1 million in net gains on the sales of securities. The disposition of loans, foreclosed property and fixed assets that occur in the ordinary course of business had minimal impact in 2004 and resulted in a $1.8 million net gain in 2003.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense.

Non-Interest Expense Summary:

(dollars in thousands)	2004	2003	$ Variance	% Variance
Salaries and employee benefits	$90,024	$79,354	$10,670	13.4%
Occupancy expense, net	18,871	15,730	3,141	20.0
Furniture and equipment	13,295	11,840	1,455	12.3
External processing fees	22,763	21,201	1,562	7.4
Advertising and promotion	9,407	8,046	1,361	16.9
Communication and postage	6,764	6,169	595	9.6
Printing and supplies	2,762	2,640	122	4.6
Regulatory fees	955	902	53	5.9
Professional services	3,385	2,006	1,379	68.7
Merger expense	3,541	—	3,541	—
Other non-interest expense	11,961	9,373	2,588	27.6

Total non-interest expense	$183,728	$157,261	$26,467	16.8

Non-interest expense of $183.7 million for 2004 was $26.5 million higher than 2003. Approximately $18 million of this increase was directly attributable to the Corporation’s merger with Southern Financial. This represented non-recurring merger expenses (including severance payments, conversion costs and customer communications) of $3.5 million and normal operating expenses for eight months (including the amortization of deposit-based intangibles) of $14.5 million. Another $1.5 million of the increase was directly attributable to the Bank’s de-novo banking office expansion activity, impacting salaries and employee benefits, occupancy and premises and equipment expense. External processing fees and professional services included $860 thousand in costs related to corporate governance compliance efforts, including Sarbanes-Oxley and other regulatory requirements. The growth in non-interest expense, other than that which was impacted by the above items was contained to a growth rate of approximately 4% and was related to infrastructure changes necessary to support a larger geographic region, as well as variable costs associated with loan and deposit growth.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $1.7 million at December 31, 2004 versus $1.4 million at December 31, 2003.

In 2004, the Corporation recorded income tax expense of $28.8 million on pre-tax income of $89.2 million, an effective tax rate of 32.3%. In 2003, the Corporation recorded income tax expense of $17.4 million on pre-tax income of $68.9 million, an effective tax rate of 25.3%. The effective tax rate for 2003 was impacted by the recognition of a non-recurring state tax benefit. Exclusive of this item, the effective tax rate in 2003 would have been approximately 32.3%.

Unaudited Consolidated Quarterly Summary Results of Operations for 2004 and 2003:

	2004				2003
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$73,987	$72,322	$66,859	$59,863	$59,690	$58,763	$60,383	$61,283
Interest expense	23,016	22,010	21,510	21,140	21,273	20,726	23,584	25,656

Net interest income	50,971	50,312	45,349	38,723	38,417	38,037	36,799	35,627
Provision for loan losses	1,505	2,107	1,530	2,392	2,341	3,339	3,505	1,937

Net interest income after provision for loan losses	49,466	48,205	43,819	36,331	36,076	34,698	33,294	33,690
Non-interest income	26,923	26,985	17,576	23,583	24,799	24,623	16,360	22,591
Non-interest expense	48,951	48,007	46,161	40,609	39,401	38,941	40,046	38,873

Income before income taxes	27,438	27,183	15,234	19,305	21,474	20,380	9,608	17,408
Income tax expense (benefit)	8,540	9,131	4,734	6,430	7,307	7,072	(2,587)	5,623

Net income	$18,898	$18,052	$10,500	$12,875	$14,167	$13,308	$12,195	$11,785

Per share amounts:
Net income - basic	$0.57	$0.55	$0.35	$0.52	$0.58	$0.54	$0.50	$0.48
Net income - diluted	0.56	0.54	0.34	0.51	0.56	0.53	0.49	0.47

RESULTS OF OPERATIONS

2003 compared with 2002

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2003	2002	$ Variance	% Variance
Interest income	$240,119	$277,046	$(36,927)	(13.3)%
Interest expense	91,239	135,522	(44,283)	(32.7)

Net interest income	148,880	141,524	7,356	5.2
Provision for loan losses	11,122	10,956	166	1.5

Net interest income after provision for loan losses	137,758	130,568	7,190	5.5
Non-interest income	92,752	86,394	6,358	7.4
Net gains (losses)	(4,379)	2,786	(7,165)	(257.2)
Non-interest expense	157,261	149,730	7,531	5.0

Income before income taxes	68,870	70,018	(1,148)	(1.6)
Income tax expense	17,415	21,713	(4,298)	(19.8)

Net income	$51,455	$48,305	$3,150	6.5

Overview

The Corporation recorded net income of $51.5 million, or $2.05 per diluted share, in 2003; representing increases of 6.5% in net income and 9.0% in diluted earnings per share. The Corporation continued to show improvement in its financial fundamentals with its three key performance measures showing improvement over 2002. Return on average common equity, return on assets and the efficiency ratio, were 16.47%, 1.03% and 64.90%, respectively, in 2003, compared to 16.22%, 1.00% and 65.47%, respectively, in 2002. Despite a very challenging rate environment, the net interest margin expanded from 3.14% in 2002 to 3.21% in 2003.

The major components of the $3.1 million increase in net income were an increase of $7.4 million in the net interest margin and a decrease in income tax expense of $4.3 million that more than offset a $7.5 million increase in non-interest expense. When it became apparent in the second quarter of 2003 that the Corporation would be required to recognize one-time tax benefits of $8.9 million, management elected to reset a portion of its borrowing cost at beneficial rates by extinguishing $59 million of debt at a corresponding loss of $8.9 million. These items are discussed in more detail, as follows.

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

The yield on earning assets was 5.17% in 2003, compared to 6.12% in 2002, a decline of 95 basis points, reflecting the low interest rate environment in 2003. The $37.0 million decrease in total interest income was primarily attributable to prepayments of higher yielding loans in the loan portfolios that were partially replaced with lower yielding loans, causing a negative impact to interest income of $27.3 million. The excess proceeds from the loan portfolios were deployed in investment securities at lower yields, resulting in a decrease in interest income of $10.0 million. Interest income lost from non-accruing loans was $1.1 million in 2003, compared to $1.4 million in 2002.

The average rate paid on interest-bearing liabilities declined 110 basis points to 2.21% in 2003, versus 3.31% in 2002. The favorable changes in deposit mix, from higher rate CDs into lower rate demand and savings deposits, had a favorable impact on interest expense of $35.5 million. Interest expense benefited further from a $108 million increase in average noninterest-bearing deposit balances during the year. While the higher level of average borrowings in 2003 caused an increase in interest expense of $9.5 million, interest expense on borrowings benefited by $18.2 million from the repricing of floating rate borrowings throughout the year and the resetting of rates on term FHLB borrowings via the extinguishment transactions during the year.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Bank, interest income decreased by $728 thousand and interest expense decreased by $62 thousand, for a total decrease of $666 thousand in net interest income relating to derivative transactions for the year ending December 31, 2003.

Provision for Loan Losses

The provision for loan losses was $11.1 million in 2003, exceeding net charge-offs by $2.4 million. The slight increase in the provision resulted from lower charge-offs and an increase in loan balances of $224 million. This was partially offset by the impact of an overall decrease in the allowance of 3 basis points as compared to total loans. Net charge-offs were $8.7 million in 2003 compared to $12.1 million in 2002. Of the $3.4 million decrease in net charge-offs, $2.7 million related to the acquired consumer loan portfolio and $400 thousand related to commercial business loans. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Consumer loan net charge-offs as a percentage of average consumer loans were 0.50% in 2003 compared to 0.64% in 2002. Commercial business net charge-offs as a percentage of average commercial business loans were 0.21%, a decline from 0.31% in 2002. On an overall basis, net charge-offs as a percentage of average loans were 0.34% in 2003 compared to 0.46% in 2002.

Non-Interest Income

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

Non-Interest Expense

Non-interest expense of $157.3 million for 2003 increased $7.5 million, or 5.0%, from 2002. Over $4.0 million of the increase was directly attributable to the Bank’s network expansion, impacting salaries and employee benefits, occupancy and furniture and fixture expense. Network expansion represented the full effect of nine net new banking offices opened in 2002, as well as nine net new banking offices opened in 2003. The growth in non-interest expense, other than that which was impacted by branch expansion, was contained to a growth rate of approximately 2.0%. Increases in external processing fees were related to volume increases and additional outsourced services. Other non-interest expense decreased $1.1 million from 2002, due primarily to the elimination of a recourse reserve established in 2001 related to securitized loans.

Income Taxes

Provident recorded income tax expense of $17.4 million based on pre-tax income of $68.9 million. Included in tax expense in 2003 was a one-time benefit of $6.0 million associated with the recognition of accumulated state income tax benefits of $9.0 million. Based on the actual and projected level of earnings in the applicable subsidiary relative to the projected earnings in the Bank, it had become more likely than not that accumulated deferred benefits related to the subsidiary would be utilized in the foreseeable future. SFAS No. 109, “Accounting for Income Taxes” provides that, given the likelihood of utilization, the valuation allowance associated with the deferred tax benefit is no longer appropriate, resulting in the recognition of the $6.0 million net tax benefit. This incremental benefit was partially offset by an additional $1.2 million of net state tax expense in 2003. Exclusive of this non-recurring item, the effective tax rate in 2003 would have been approximately 32.3%, compared to the effective tax rate of 31.0% for 2002.

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005 (the third quarter for the Corporation). SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement No. 123 except that amounts must be recognized in the Consolidated Statements of Income. Management believes that the 2005 compensation expenses related to stock option awards will not be significantly different than the preceding pro forma expense indicated for 2004. Management could alter the vesting period in future years, which could affect the expense allocated to the respective accounting periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 10 and “Risk Management” on page 21 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident Bankshares Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Provident Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Provident Bankshares Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Provident Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Provident Bankshares Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2005

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31,
(dollars in thousands, except share amounts)	2004	2003
Assets:
Cash and due from banks	$124,664	$127,048
Short-term investments	9,658	1,137
Mortgage loans held for sale	6,520	5,016
Securities available for sale	2,186,395	2,086,510
Securities held to maturity	114,671	—
Loans	3,559,880	2,784,546
Less allowance for loan losses	46,169	35,539

Net loans	3,513,711	2,749,007

Premises and equipment, net	63,413	49,575
Accrued interest receivable	28,669	25,413
Goodwill	256,241	7,692
Intangible assets	12,649	1,240
Other assets	255,569	155,210

Total assets	$6,572,160	$5,207,848

Liabilities:
Deposits:
Noninterest-bearing	$811,917	$579,058
Interest-bearing	2,970,083	2,500,491

Total deposits	3,782,000	3,079,549

Short-term borrowings	917,893	627,861
Long-term debt	1,205,548	1,153,301
Accrued expenses and other liabilities	49,280	22,372

Total liabilities	5,954,721	4,883,083

Commitments and Contingencies (Notes 7 and 15)
Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 40,870,602 and 32,213,590 shares at December 31, 2004 and 2003, respectively	40,871	32,214
Additional paid-in capital	552,671	298,928
Retained earnings	182,414	153,545
Net accumulated other comprehensive loss	(964)	(6,589)
Treasury stock at cost - 7,768,217 and 7,651,317 shares at December 31, 2004 and 2003, respectively	(157,553)	(153,333)

Total stockholders’ equity	617,439	324,765

Total liabilities and stockholders’ equity	$6,572,160	$5,207,848

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002
Interest Income:
Loans, including fees	$177,961	$147,865	$174,672
Investment securities	93,598	90,727	100,468
Tax-advantaged loans and securities	1,321	1,502	1,816
Short-term investments	151	25	90

Total interest income	273,031	240,119	277,046

Interest Expense:
Deposits	36,953	47,550	83,013
Short-term borrowings	9,037	4,957	6,338
Long-term debt	41,686	38,732	46,171

Total interest expense	87,676	91,239	135,522

Net interest income	185,355	148,880	141,524
Less provision for loan losses	7,534	11,122	10,956

Net interest income, after provision for loan losses	177,821	137,758	130,568

Non-Interest Income:
Service charges on deposit accounts	81,885	75,984	70,710
Commissions and fees	4,584	4,507	4,823
Net gains (losses)	(5,773)	(4,379)	2,786
Other non-interest income	14,371	12,261	10,861

Total non-interest income	95,067	88,373	89,180

Non-Interest Expense:
Salaries and employee benefits	90,024	79,354	74,215
Occupancy expense, net	18,871	15,730	14,225
Furniture and equipment expense	13,295	11,840	10,970
External processing fees	22,763	21,201	20,202
Merger expenses	3,541	—	—
Other non-interest expense	35,234	29,136	30,118

Total non-interest expense	183,728	157,261	149,730

Income before income taxes	89,160	68,870	70,018
Income tax expense	28,835	17,415	21,713

Net income	$60,325	$51,455	$48,305

Net Income Per Share Amounts:
Basic	$1.99	$2.10	$1.94
Diluted	$1.95	$2.05	$1.88

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at January 1, 2002	$31,406	$284,457	$97,749	$(6,458)	$(120,872)	$286,282
Net income - 2002	—	—	48,305	—	—	48,305
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	25,686	—	25,686
Loss on derivatives	—	—	—	(1,804)	—	(1,804)
Minimum pension liability adjustment	—	—	—	(2,504)	—	(2,504)

Total comprehensive income						69,683
Dividends paid ($0.85 per share)	—	—	(21,192)	—	—	(21,192)
Exercise of stock options (296,515 shares)	296	4,441	—	—	—	4,737
Purchase of treasury shares (1,079,400 shares)	—	—	—	—	(24,710)	(24,710)
Common stock issued under dividend reinvestment plan (34,796 shares)	35	800	—	—	—	835

Balance at December 31, 2002	31,737	289,698	124,862	14,920	(145,582)	315,635
Net income - 2003	—	—	51,455	—	—	51,455
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(22,878)	—	(22,878)
Loss on derivatives	—	—	—	(1,135)	—	(1,135)
Minimum pension liability adjustment	—	—	—	2,504	—	2,504

Total comprehensive income						29,946
Dividends paid ($0.93 per share)	—	—	(22,772)	—	—	(22,772)
Exercise of stock options (438,042 shares)	438	8,254	—	—	—	8,692
Purchase of treasury shares (277,716 shares)	—	—	—	—	(7,751)	(7,751)
Common stock issued under dividend reinvestment plan (38,532 shares)	39	976	—	—	—	1,015

Balance at December 31, 2003	32,214	298,928	153,545	(6,589)	(153,333)	324,765
Net income - 2004	—	—	60,325	—	—	60,325
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,215	—	5,215
Gain on derivatives	—	—	—	1,775	—	1,775
Minimum pension liability adjustment	—	—	—	(1,365)	—	(1,365)

Total comprehensive income						65,950
Dividends paid ($1.01 per share)	—	—	(31,456)	—	—	(31,456)
Exercise of stock options (423,466 shares)	423	9,423	—	—	—	9,846
Issuance of stock for acquisition of Southern Financial Bancorp (8,190,234 shares)	8,190	242,986	—	—	—	251,176
Purchase of treasury shares (116,900 shares)	—	—	—	—	(4,220)	(4,220)
Common stock issued under dividend reinvestment plan (43,863 shares)	44	1,334	—	—	—	1,378

Balance at December 31, 2004	$40,871	$552,671	$182,414	$(964)	$(157,553)	$617,439

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Operating Activities:
Net income	$60,325	$51,455	$48,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,588	36,362	37,508
Provision for loan losses	7,534	11,122	10,956
Provision for deferred income tax (benefit)	4,455	4,408	(2,837)
Net (gains) losses	5,773	4,379	(2,786)
Originated loans held for sale	(74,871)	(115,893)	(75,408)
Proceeds from sales of loans held for sale	73,846	120,536	73,919
Net decrease (increase) in accrued interest receivable and other assets	(53,212)	(17,309)	8,416
Net increase (decrease) in accrued expenses and other liabilities	(492)	(10,707)	1,853

Total adjustments	(10,379)	32,898	51,621

Net cash provided by operating activities	49,946	84,353	99,926

Investing Activities:
Principal collections and maturities of securities available for sale	422,988	797,606	733,269
Proceeds from sales of securities available for sale	990,394	1,230,056	1,086,314
Purchases of securities available for sale	(1,056,567)	(2,219,661)	(1,992,434)
Loan originations and purchases less principal collections	(109,748)	(182,568)	197,528
Proceeds from business acquisition	27,872	—	—
Purchases of premises and equipment	(10,473)	(12,591)	(10,779)

Net cash provided (used) by investing activities	264,466	(387,158)	13,898

Financing Activities:
Net decrease in deposits	(318,781)	(108,417)	(168,081)
Net increase in short-term borrowings	80,511	88,103	173,437
Proceeds from long-term debt	379,987	610,290	95,000
Payments and maturities of long-term debt	(425,540)	(286,362)	(143,442)
Proceeds from issuance of stock	11,224	9,707	5,572
Purchase of treasury stock	(4,220)	(7,751)	(24,710)
Cash dividends paid on common stock	(31,456)	(22,772)	(21,192)

Net cash provided (used) by financing activities	(308,275)	282,798	(83,416)

Increase (decrease) in cash and cash equivalents	6,137	(20,007)	30,408
Cash and cash equivalents at beginning of period	128,185	148,192	117,784

Cash and cash equivalents at end of period	$134,322	$128,185	$148,192

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$63,331	$68,249	$98,045
Income taxes paid	23,197	13,340	29,315
Stock issued for acquired company	251,176	—	—
Securities available for sale transferred to held to maturity	115,442	—	—
Securities available for sale converted to loans	—	54,135	—

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2004

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report.

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from purchased companies are included from the date of merger. Assets and liabilities of purchased companies are stated at estimated fair values at the date of merger.

Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on Stockholders’ Equity or Net Income as previously reported.

Use of Estimates

The consolidated financial statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s Consolidated Financial Statements.

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

Investment Securities

The Corporation classifies investments as either held to maturity or available for sale at the time of purchase. Securities that the Corporation has the intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that the Corporation intends to hold for an indefinite period of time, but may sell to respond to changes in interest rates, prepayment risks, liquidity needs or other similar factors, are classified as available for sale. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported net of tax as a separate component of Stockholders’ Equity as Net Accumulated Other Comprehensive Income (Loss) (“OCI”). Gains and losses from the sales of securities are recognized by the specific identification method and are reported in Net Gains (Losses). Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Prior to 2004, the Corporation securitized second mortgage loans out of its loan portfolio and placed the resultant securities in the securities portfolio. No gain or loss was recorded on these transactions. The Corporation was fully obligated under the recourse provisions associated with the securities for all credit and interest losses. The recourse liability was evaluated periodically for adequacy by estimating the present value of estimated future losses and amounts were provided to the recourse liability through a charge to earnings. Any loans that were determined to be losses were charged against the recourse liability. During 2003, the Bank desecuritized these loans and eliminated the recourse liability.

Mortgage Loans Held for Sale

The Corporation underwrites and settles mortgage loans with the intent to sell them. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regards to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in Net Gains (Losses). At December 31, 2004 and 2003, the Corporation did not retain any servicing on mortgage loans sold.

Loans

All interest on loans, including direct financing leases, is accrued at the contractual rate and credited to income based upon the principal amount outstanding. Loans are reported at the principal amount outstanding, net of unearned income. Unearned income includes deferred loan origination fees, net of deferred direct incremental loan origination costs. Purchased loans are reported at the principal amount outstanding net of purchase premiums or discounts. Unearned income associated with originated loans and premiums and discounts associated with purchased loans are amortized over the expected life of the loans using the interest method and recognized in interest income as a yield adjustment.

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

Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan balance to net fair value exceeds 84%, the loan is placed on non-accrual status and all accrued but unpaid interest is reversed against interest income. If the loan is in a junior lien position, all other liens are considered in calculating the loan to value ratio. With limited exceptions, no loan continues to accrue interest after reaching 210 days past due. Charge-offs of delinquent loans secured by residential real estate are recognized when losses are reasonably estimable and probable. Generally, no later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral’s net fair value is charged-off. Subsequent to any partial charge-offs, loans are carried on non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs are periodically evaluated to determine whether additional charge-offs are warranted. Upon liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan result in additional charge-offs. Generally, closed-end consumer loans secured by non-residential collateral that become 120 days past due are charged-off down to their net fair value. Unsecured open-end consumer loans are charged-off in full at 180 days past due.

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

The Bank is examined periodically by the Federal Deposit Insurance Corporation and, accordingly, as part of this examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Lease financing provided by the Corporation involves the use of estimated residual values of the leased asset. Significant assumptions used in estimating residual values include estimated cash flows over the remaining lease term and results of future re-marketing. Periodically, the residual values associated with these leases are reviewed for impairment. Impairment losses, which are charged to interest income, are recognized if the carrying amount of the residual values exceeds the fair value and is not recoverable.

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

The Corporation enters into operating leases with customers for small office, medical and construction equipment. The equipment is reflected as Premises and Equipment on the Consolidated Statements of Condition. Operating lease rental income is recognized on a straight-line basis. Related depreciation expense is recorded on a straight-line basis over the life of the lease, taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment losses are recognized if the carrying amount of leased assets exceeds fair value and is not recoverable. The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

Goodwill and Intangible Assets

For purchase acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. In 2002, the Corporation adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), which provides guidance on accounting for goodwill. SFAS No. 142 requires that goodwill no longer be amortized over an estimated life, but rather be tested at least annually for impairment. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives are amortized over their estimated remaining useful lives which range from 3 to 8 years.

Mortgage Servicing Assets

Mortgage servicing assets are reflected as a separate asset when the rights are acquired through the sale or purchase of financial assets, such as mortgage loans. Loans sold have a portion of the cost of originating the loan allocated to the servicing right based on the relative fair value which is based on the market prices for comparable mortgage servicing contracts or a valuation model that calculates the present value of estimated future servicing income. The valuation model incorporates assumptions such as cost to service, discount rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in Other Assets and are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Servicing fees income, which are fees earned for servicing loans, are based on a contractual percentage of the outstanding principal or a fixed amount per loan are recorded as earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing assets are evaluated for impairment on a periodic basis based on the fair value of the rights compared to the amortized cost. Impairment is recognized through a charge to operations.

Other Real Estate Owned

At the time a loan is determined to be uncollectible, the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at lower of cost or fair market value of the collateral less cost to sell (“net fair value”), establishing a new cost basis. The difference between the loan balance and the net fair value at time of foreclosure is recorded as a charge-off. Management periodically performs valuations on these assets. Revenue and expenses from the operation, if applicable, and changes in the valuation allowance are included in results of operations. Gains or losses on the eventual disposition of these assets are included in Net Gains (Losses).

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) effective for fiscal years ending after December 31, 2003. FIN 46 provides guidance on identifying a variable interest entity (“VIE”) and determining when a company must consolidate the assets, liabilities, and results of activities of a VIE in its financial statements. A company is required to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary is the party that absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both. In December 2003, FIN 46 was revised (“FIN 46R”) by modifying and clarifying certain provisions of FIN 46.

The provisions of FIN 46R modified the Corporation’s status as the primary beneficiary of the trusts associated with the Corporation’s borrowing arrangements involving trust preferred securities. Accordingly, the Corporation deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to the Corporation’s balance sheet and did not affect net income.

The Corporation holds variable interests of less than 50% in certain special purpose entities formed to provide affordable housing. At December 31, 2004 the Corporation had invested $12.1 million in these entities. These investments in low income housing provide the Corporation with certain guaranteed tax credits and other related tax benefits which offset amortization of the invested amounts over the life of the tax credits. The Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required under the provisions of FIN 46R, as the Corporation is not the primary beneficiary in these arrangements.

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

Derivative Financial Instruments

The Corporation uses a variety of derivative financial instruments as part of its interest rate risk management strategy to manage its interest rate risk exposure. Derivative products used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. The accounting for changes in fair value (gains or losses) of a derivative is dependent on the intended use of the derivative and its designation. At December 31, 2004, the Corporation’s derivatives qualify as hedges. The Corporation engages in fair value hedges which are used to hedge exposure to change in the fair value of a recognized asset or liability and cash flow hedges which are used to hedge exposure to variable cash flows of a recognized asset or liability or of a forecasted transaction.

Counter-party credit risk is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure ongoing effectiveness. Credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. The Corporation’s hedging activities and strategies are monitored by the Bank’s Asset / Liability Committee (“ALCO”) as part of its oversight of the treasury function.

All relationships between hedging instruments and hedged items are documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception, and on a periodic basis, the Corporation assesses whether the hedges have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The majority of the derivatives retained by the Corporation to hedge exposures meet the requisite effectiveness criteria necessary to qualify for the short cut method. Under the short cut method, an entity may conclude that the change in the derivative’s fair value is equal to the change in the hedged item’s fair value attributable to the hedged risk, resulting in no ineffectiveness. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using these benchmark rates and complying with specific criteria set forth in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133”), the Corporation has concluded that changes in fair value or cash flows that are attributable to risks being hedged will be completely offset at the hedge’s inception and on an ongoing basis.

Fair value hedges that meet the criteria of SFAS No. 133 for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in Other Comprehensive Income (“OCI”). Amounts recorded in OCI are recognized into earnings concurrent with the hedged items impact on earnings.

When it is determined that a derivative is not or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value but ceases to adjust the hedged asset or liability for changes in value. All ineffective portions of hedges are reported in and affect net earnings immediately.

Off-Balance Sheet Credit Related Financial Instruments

In the ordinary course of business, the Corporation enters into commitments to extend credit, including commitments under financial letters of credit and performance standby letters of credit. Such financial instruments are recorded as loans when they are funded. A liability has been established for credit losses related to these letters of credit through a charge to earnings.

Pension Plan

The Corporation has a defined benefit pension plan that covers substantially all employees. The cost of this noncontributory pension plan is computed and accrued using the projected unit credit method. The Corporation accounts for the defined benefit pension plan using an actuarial model required by SFAS No. 87, “Employers’ Accounting for Pensions.” This model allocates pension costs over the service period of employees in the plan. One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause recognition of plan income returns that are different than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. To determine if the expected rate of return is reasonable, management considered the actual return earned on plan assets, historical rates of return on the various asset classes in the plan portfolio, projections of returns on various asset classes, and current/prospective capital market conditions and economic forecasts. Differences between actual and expected returns are monitored periodically to determine if adjustments are necessary. The discount rate determines the present value of our future benefit obligations. The discount rate reflects the rates available at the measurement date on high-quality fixed-income debt instruments and is reset annually on the measurement date.

Prior service cost is amortized using the straight-line method over the average remaining service period of employees expected to receive benefits under the plan. Annual contributions may be made to the plan in an amount equal to the minimum requirements, but no greater than the maximum allowed by regulatory authorities.

The excess of the pension benefit obligation over the fair market value of the plan assets is recognized as an accrued liability. A portion of this accrued liability, if applicable, is reflected, net of taxes, in OCI.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation’s earnings, financial condition or equity. The required disclosures are included in Note 21.

Stock-Based Compensation

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date.

The Corporation recognized pre-tax compensation expense of $209 thousand for restricted stock grants for the year ended December 31, 2004. The Corporation uses the intrinsic value method of accounting for stock options granted to employees and, accordingly, does not recognize compensation expense for its stock options in the Consolidated Statements of Income.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation (“SFAS No. 123”) to stock-based compensation for the periods indicated.

	For the year ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002
Net Income:
Net income as reported	$60,325	$51,455	$48,305
Addition for total stock-based compensation expense determined under fair value based method for restricted stock awards, net of tax	127	—	—
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,075)	(1,070)	(1,447)

Pro forma net income	$58,377	$50,385	$46,858

Basic Earnings Per Share:
As reported	$1.99	$2.10	$1.94
Pro forma	1.93	2.06	1.88

Diluted Earnings Per Share:
As reported	$1.95	$2.05	$1.88
Pro forma	1.88	2.00	1.83

These pro forma amounts may not be representative of future expense since the estimated fair value of stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Changes in Accounting Principles

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

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation will adopt the provisions for any assets acquired after December 31, 2004 that meet the criteria of SOP 03-3.

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005 (the third quarter for the Corporation). SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should continue to be accounted for in accordance with Statement 123 except that amounts must be recognized in the Consolidated Statements of Income. Management believes that the 2005 compensation expenses related to stock option awards will not be significantly different than the preceding pro forma expense indicated for 2004. Management could alter the vesting period in future years, which could affect the expense allocated to the respective accounting periods.

NOTE 2—BUSINESS COMBINATION

On April 30, 2004, the Corporation acquired 100 percent of the outstanding common shares of Southern Financial Bancorp, Inc. (“Southern Financial”), headquartered in Warrenton, Virginia, which was the holding company for Southern Financial Bank. Southern Financial had previously completed the acquisition of Essex Bancorp, Inc., based in Norfolk, Virginia. Southern Financial operated 33 banking offices in the northern Virginia counties of Fairfax, Loudoun and Prince William; as well as Richmond, Charlottesville and the Tidewater areas.

Southern Financial was merged with and into the Corporation. Southern Financial shareholders received 1.0875 shares of the Corporation’s common stock and $11.125 in cash for each Southern Financial share outstanding. As a result, Southern Financial’s shareholders received 8.2 million shares of the Corporation’s common stock amounting to $251.2 million and $83.8 million in cash, for an aggregate purchase price of $335.1 million. The cash portion of the purchase price was substantially funded by $71 million in trust preferred securities which were issued in the fourth quarter of 2003. The value of the shares issued was based on the average market closing price of the Corporation’s common stock from October 29, 2003 through November 6, 2003.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Southern Financial at the merger date. A significant portion of the purchase price allocation has been finalized. Certain assets and liabilities are still pending analysis and valuation. Adjustments to the initial allocation of the purchase price were due to final settlement of asset dispositions, evaluation of tax matters and settlement of contingencies. Pending valuation matters will not affect operating results of the Corporation.

(in thousands)	April 30, 2004
Assets:
Cash	$47,142
Short-term investments	64,544
Investment securities	564,964
Net loans	664,016
Other assets	72,275
Goodwill	248,549
Deposit-based intangible	12,829

Total assets acquired	$1,674,319

Liabilities:
Deposits	$1,022,271
Borrowings	300,308
Other liabilities	16,650

Total liabilities assumed	1,339,229

Net assets acquired	$335,090

The merger with Southern Financial resulted in the recognition of $261.4 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The following table reflects the pro forma results of operations for the years ended December 31, 2004 and 2003 as if the merger had been completed at January 1, 2003. Because no consideration is given to operational efficiencies and expanded products and services, the pro forma summary information does not necessarily reflect the results of operations as they would have been, if the merger had occurred on the indicated dates.

	Year ended December 31,
(dollars in thousands, except per share amounts)	2004	2003
Total revenue (1)	$301,169	$286,554
Net income	64,610	62,882
Earnings per share:
Basic	1.96	1.92
Diluted	1.92	1.89

(1)	Total revenue consists of net interest income plus non-interest income, excluding net gains (losses).

The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger.

On October 15, 2004, the Corporation sold three of the Norfolk/Tidewater area branch offices (formerly of Essex Bancorp, Inc.) and their associated deposits. On December 1, 2004, the Corporation sold its 24.99% interest in Loan Care, a mortgage servicer. There was no gain or loss associated with the settlement of the transactions as their fair value was considered in the determination of goodwill.

NOTE 3—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $62.4 million and $59.9 million during the years ended December 31, 2004 and 2003, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2004 and 2003, the Corporation maintained average compensating balances of $3.3 million and $2.9 million, respectively. In addition, the Corporation paid fees totaling $874 thousand in 2004, $858 thousand in 2003 and $953 thousand in 2002 in lieu of maintaining compensating balances.

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio at the periods indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$118,018	$—	$3,637	$114,381
Mortgage-backed securities	1,647,047	10,754	11,523	1,646,278
Municipal securities	13,608	434	—	14,042
Other debt securities	411,169	1,020	495	411,694

Total securities available for sale	2,189,842	12,208	15,655	2,186,395

Securities held to maturity:
Other debt securities	114,671	482	686	114,467

Total securities held to maturity	114,671	482	686	114,467

Total investment securities	$2,304,513	$12,690	$16,341	$2,300,862

December 31, 2003
Securities available for sale:
U.S. Treasury and government agencies and corporations	$115,837	$1	$5,206	$110,632
Mortgage-backed securities	1,746,373	9,893	19,226	1,737,040
Municipal securities	17,326	900	—	18,226
Other debt securities	211,640	9,699	727	220,612

Total securities available for sale	$2,091,176	$20,493	$25,159	$2,086,510

During 2004, the Corporation reclassified $108 million of other debt securities from available for sale to held to maturity. The securities were transferred upon determination that the Corporation had the intent and ability to hold these securities until maturity. The unrealized gains of $7.4 million associated with these securities included in net accumulated other comprehensive income at the date of transfer will continue to be reflected in stockholders’ equity and be reflected as a premium. The premium and amount reflected in net accumulated other comprehensive income are amortized over the remaining life of the securities using the interest method. These amortization amounts will offset with no net income impact on the Corporation.

The aggregate amortized cost and fair values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2004		2003
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
In one year or less	$3,709	$3,741	$8,837	$8,907
After one year through five years	9,749	10,042	11,959	12,579
After five years through ten years	27,882	26,479	38,898	36,740
Over ten years	501,455	499,855	285,109	291,244
Mortgage-backed securities	1,647,047	1,646,278	1,746,373	1,737,040

Total securities available for sale	2,189,842	2,186,395	2,091,176	2,086,510

Securities held to maturity:
In one year or less	—	—	—	—
After one year through five years	1,146	1,045	—	—
After five years through ten years	—	—	—	—
Over ten years	113,525	113,422	—	—
Mortgage-backed securities	—	—	—	—

Total securities held to maturity	114,671	114,467	—	—

Total investment securities	$2,304,513	$2,300,862	$2,091,176	$2,086,510

The following table shows the unrealized gross losses and fair values of investment securities at December 31, 2004, by length of time that individual securities in each category have been in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities:
U.S. Treasury and government agencies and corporations	$996	$(4)	$47,152	$(3,633)	$48,148	$(3,637)
Mortgage-backed securities	476,135	(2,229)	349,182	(9,294)	825,317	(11,523)
Other debt securities	171,616	(1,138)	19,945	(43)	191,561	(1,181)

Total	$648,747	$(3,371)	$416,279	$(12,970)	$1,065,026	$(16,341)

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment.

At December 31, 2004, $1.1 billion of the Corporation’s investment securities had unrealized losses that are considered temporary. Of this amount, 82% are Aaa rated and 18% are A or BBB rated. Only two securities, totaling $1.6 million, are unrated. The majority of the investment securities with unrealized losses were mortgage-backed securities, which declined in value due to the interest rate environment during 2004. The portfolio contained 36 securities, with a fair value of $416.3 million, that had unrealized losses for twelve months or longer. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2004.

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

The table below provides the sales proceeds and the components of net securities gains (losses) from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains (losses) are included in Net Gains (Losses).

(in thousands)	2004	2003	2002
Sales proceeds	$990,394	$1,230,056	$1,086,314

Gross gains	$7,298	$13,545	$14,376
Gross losses	10,529	4,388	9,747

Net securities gains (losses)	$(3,231)	$9,157	$4,629

At December 31, 2004, a net unrealized after-tax gain of $2.2 million on the securities portfolio was reflected in Net Accumulated OCI, compared to a net unrealized after-tax loss of $3.0 million at December 31, 2003.

Securities with a market value of $1.3 billion and $1.4 billion at December 31, 2004 and 2003, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 5—LOANS

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below. Outstanding loan balances at December 31 are net of unearned income, including net deferred loan fees of $15.9 million and $13.3 million, respectively.

(in thousands)	2004	2003
Residential real estate:
Originated residential mortgage	$100,909	$78,164
Home equity	705,126	505,465
Acquired residential mortgage	560,040	611,157
Other consumer:
Marine	436,262	464,474
Other	42,121	49,721

Total consumer	1,844,458	1,708,981

Commercial real estate:
Commercial mortgage	483,636	318,436
Residential construction	242,246	161,932
Commercial construction	279,347	208,594
Commercial business	710,193	386,603

Total commercial	1,715,422	1,075,565

Total loans	$3,559,880	$2,784,546

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31.

(in thousands)	2004	2003	2002
Balance at beginning of the year	$35,539	$33,425	$34,611
Provision for loan losses	7,534	11,122	10,956
Allowance of acquired bank	12,085	—	—
Transfer letters of credit allowance to other liabilities	—	(262)	—
Loans charged-off	(13,481)	(12,246)	(16,984)
Less recoveries of loans previously charged-off	4,492	3,500	4,842

Net charge-offs	(8,989)	(8,746)	(12,142)

Balance at end of the year	$46,169	$35,539	$33,425

At December 31, 2004, 2003 and 2002, the recorded investment in commercial loans that were on non-accrual status, and therefore considered impaired, totaled $15.1 million, $3.2 million and $650 thousand, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $659 thousand in 2004, $21 thousand in 2003 and $27 thousand in 2002 would have been recorded. No interest income was recognized on these loans during 2004. The average recorded investment in impaired commercial loans was approximately $9.2 million in 2004 and $977 thousand in 2003.

NOTE 7—PREMISES AND EQUIPMENT

Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 21 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(dollars in thousands)	Estimated Life	2004	2003
Land	—	$11,281	$8,326
Buildings and leasehold improvements	2 - 40 years	45,105	32,509
Furniture and equipment	2 - 15 years	87,294	73,013

Total premises and equipment		143,680	113,848
Less accumulated depreciation and amortization		80,267	64,273

Net premises and equipment		$63,413	$49,575

During 2001, the Corporation, as lessor, entered into a 50-year land lease for the property adjacent to the Corporation’s headquarters. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space adequate to meet the Corporation’s future incremental operational requirements. The lease provides for annual payments of $343 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000, the lease was renegotiated and at December 31, 2004 has eight years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to twenty years. Some of the leases also contain purchase options at market value. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2004.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2005	$13,555	$200	$297	$13,652
2006	12,988	200	103	12,891
2007	11,312	33	44	11,323
2008	9,931	—	18	9,949
2009	8,457	—	1	8,458
2010 and thereafter	33,646	—	—	33,646

Total	$89,889	$433	$463	$89,919

Rental expense for premises and equipment was $12.4 million in 2004, $10.4 million in 2003 and $10.0 million in 2002.

NOTE 8—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2004 and 2003.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at January 1, 2003	$8,314	$(622)	$7,692
Amortization expense	—	—	—

Balance at December 31, 2003	8,314	(622)	7,692
Goodwill created on purchase of Southern Financial Bancorp	248,549	—	248,549
Amortization expense	—	—	—

Balance at December 31, 2004	$256,863	$(622)	$256,241

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at January 1, 2003	$2,600	$(952)	$1,648
Amortization expense	—	(408)	(408)

Balance at December 31, 2003	2,600	(1,360)	1,240
Deposit-based intangible created on purchase of Southern Financial Bancorp	12,829	—	12,829
Amortization expense	—	(1,420)	(1,420)

Balance at December 31, 2004	$15,429	$(2,780)	$12,649

The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2004.

(in thousands)
2005	$1,844
2006	1,799
2007	1,706
2008	1,519
2009	1,519
After 2009	4,262

Total unamortized deposit-based intangible	$12,649

The annual impairment evaluation of the goodwill balances has not identified any potential impairment; accordingly, no goodwill impairment has been recorded since the adoption of SFAS No. 142 in 2002.

NOTE 9—MORTGAGE BANKING ACTIVITIES

The Corporation acquired $2.1 million of mortgage servicing rights (“MSRs”) concurrent with the merger of Southern Financial. The following is an analysis of the mortgage loan servicing asset balance, net of accumulated amortization, during 2004. This balance is included in Other Assets.

(in thousands)	2004
Balance at beginning of year	$—
Additions	2,118
Amortization expense	(241)

Balance at end of year	$1,877

Unpaid principal balances of loans serviced for others not included in the accompanying Consolidated Statements of Condition were $200.1 million and $22.3 million at December 31, 2004 and 2003, respectively.

NOTE 10—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2004	Weighted Average Rate	2003	Weighted Average Rate
Noninterest-bearing	$811,917	—%	$579,058	—%
Interest-bearing demand	531,622	0.11	442,586	0.11
Money market	525,744	0.92	469,660	0.70
Savings	743,937	0.29	701,524	0.32
Direct time certificates of deposits	812,904	2.22	656,448	2.10
Brokered certificates of deposit	355,876	4.44	230,273	6.26

Total deposits	$3,782,000	1.09%	$3,079,549	1.11%

The contractual maturities of certificates of deposit at December 31, 2004 are shown in the following table.

(in thousands)
2005	$551,143
2006	161,323
2007	84,963
2008	88,639
2009	60,718
After 2009	221,994

Total certificates of deposit	$1,168,780

Time deposits with a denomination of $100,000 or more were $201.4 million and $113.6 million at December 31, 2004 and 2003, respectively. The contractual maturities of these deposits at December 31, 2004 are shown in the following table.

(dollars in thousands)	Amount	%
Three months or less	$75,775	37.6%
After three months through six months	20,374	10.1
After six months through twelve months	30,092	15.0
After twelve months	75,118	37.3

Total	$201,359	100.0%

Demand deposit overdrafts that have been reclassified as loan balances were $4.7 million and $5.2 million at December 31, 2004 and 2003, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

NOTE 11—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2004	2003
Securities sold under repurchase agreements	$396,263	$240,798
Federal funds purchased	329,500	245,000
Federal Home Loan Bank advances—variable rate	190,000	140,000
Other short-term borrowings	2,130	2,063

Total short-term borrowings	$917,893	$627,861

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2004	2003	2002
Balance at December 31	$725,763	$485,798	$537,748
Average balance during the year	602,942	476,801	398,229
Maximum month-end balance	725,763	594,693	486,720

Weighted average rate during the year	1.20%	0.98%	1.57%
Weighted average rate at December 31	2.06	0.85	1.15

At December 31, 2004 the Corporation had $509 million in unused federal funds lines. The weighted average rate on the variable rate Federal Home Loan Bank advances was 2.20% at December 31, 2004.

NOTE 12—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2004	Weighted Average Rate	2003	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$169,833	4.22%	$138,540	6.52%
Federal Home Loan Bank advances - variable rate	834,555	2.48	809,517	2.63
Trust preferred securities	173,035	7.12	144,619	6.53
Term repurchase agreements	28,125	3.46	60,625	3.63

Total long-term debt	$1,205,548	3.41	$1,153,301	3.64

At December 31, 2004, investment securities and certain real estate loans with carrying values of $725.8 million and $530.3 million, respectively, collateralize the Federal Home Loan Bank (“FHLB”) advances and term repurchase agreements. At December 31, 2004, the Corporation had $76 million in unused lines of credit at the FHLB.

The principal maturities of long-term debt at December 31, 2004 are presented below.

(in thousands)
2005	$347,908
2006	346,427
2007	188,190
2008	100,390
2009	18,553
After 2009	204,080

Total long-term debt	$1,205,548

Since 1997, the Corporation has formed three wholly owned statutory business trusts in addition to acquiring three additional trusts in the Southern Financial merger. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Corporation that have terms identical to the trust securities.

The amounts and terms of each respective issuance at December 31 were as follows:

2004
(dollars in thousands)	Amount	Maturity Date	Call Date	Interest Rate		Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29%	Fixed	Semi-Annual
Provident Trust II	30,000	February 2030	February 2005	10.00%	Fixed	Quarterly
Provident Trust III	71,000	December 2033	December 2008	5.35%	Floating	Quarterly
Provident Capital Trust I	5,000	July 2030	July 2005	11.00%	Fixed	Quarterly
Provident Statutory Trust I	8,000	September 2030	September 2010	10.60%	Fixed	Semi-Annual
Provident Capital Trust III	10,000	April 2033	April 2008	4.74%	Floating	Quarterly

	164,000
Deferred issuance costs and valuation adjustments	9,035

Total trust preferred securities	$173,035

2003
(dollars in thousands)	Amount	Maturity Date	Call Date	Interest Rate		Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29%	Fixed	Semi-Annual
Provident Trust II	30,000	February 2030	February 2005	10.00%	Fixed	Quarterly
Provident Trust III	71,000	December 2033	December 2008	4.02%	Floating	Quarterly

	141,000
Deferred issuance costs	3,619

Total trust preferred securities	$144,619

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

Under the provisions of the subordinated debentures, the Corporation has the right to defer payment of interest on the subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debentures are deferred, the distributions on the trust preferred securities are also deferred. Interest on the subordinated debentures is cumulative. The accrual of interest to be paid on the subordinated debentures held by the trusts is included in Interest Expense.

The securities are redeemable in whole or in part on or after their respective call dates. Any of the securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

NOTE 13—STOCKHOLDERS’ EQUITY

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 116,900 and 277,716 shares of common stock at a cost of $4.2 million and $7.8 million during 2004 and 2003, respectively. At December 31, 2004, the Corporation had remaining authority to repurchase up to 609,215 shares under its current authorization.

The Corporation’s Option Plan covers a maximum of 12.5 million shares of common stock that has been reserved for issuance under the Option Plan. The Option Plan provides for the granting of non-qualified stock options to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation’s board of directors. Options have a maximum duration of ten years from the date of grant. Options granted typically have a vesting schedule of between three to five years. Regardless of the vesting schedule, all options vest immediately upon a change in control.

The following table presents a summarization of the activity related to the options for the periods indicated:

	2004		2003		2002
	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price	Common Shares	Weighted Average Option Price
Outstanding, January 1,	2,091,026	$20.15	2,401,447	$17.51	2,322,148	$15.47
Granted	562,745	29.45	409,000	23.81	404,500	24.55
Exercised	(423,466)	16.48	(438,042)	13.09	(296,515)	11.21
Canceled or expired	(18,381)	25.91	(281,379)	13.85	(28,686)	17.16

Outstanding, December 31,	2,211,924	23.15	2,091,026	20.15	2,401,447	17.51

Options exercisable at year-end	1,350,026		1,434,449		1,640,595
Options available for granting under the option plan	5,640,972		1,506,241		633,375
Weighted average fair value of options granted during the year		$7.59		$4.65		$4.70

The table below provides information on the stock options outstanding at December 31, 2004.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Common Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Common Shares Exercisable	Weighted Average Exercise Price
$ 0.00-3.60	19,209	$3.05	2.1	19,209	$3.05
3.61-7.21	247	6.09	0.1	247	6.09
7.22-10.81	61,246	8.95	2.9	61,246	8.95
10.82-14.42	266,211	13.14	5.2	266,208	13.14
14.43-18.03	47,273	16.21	5.2	47,273	16.21
18.04-21.64	380,157	19.01	5.3	380,157	19.01
21.65-25.24	744,044	23.99	7.6	376,098	24.14
25.25-28.85	241,354	27.75	4.5	194,754	27.69
28.86-32.45	449,183	32.16	9.1	4,834	30.71
32.46-36.06	3,000	34.68	9.8	—	—

	2,211,924	$23.15	6.7	1,350,026	$19.79

The weighted average fair value of all of the options granted during the periods 2002 through 2004 have been estimated using the Black-Scholes option-pricing model with the following assumptions.

	2004	2003	2002
Dividend yield	3.33%	3.61%	3.72%
Weighted average risk-free interest rate	3.28%	3.13%	3.11%
Weighted average expected volatility	25.76%	25.35%	25.68%
Weighted average expected life in years	7.00	7.01	6.75

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were proven to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $5.3 million and $6.8 million for the years ended December 31, 2004 and 2003, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in OCI. At December 31, 2004 and 2003, the Corporation recorded a cumulative decline in the fair value of derivatives of $1.8 million and $3.6 million, respectively, net of taxes, in OCI to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. For the year ended December 31, 2004, the Corporation had no ineffective hedges. For the year ended December 31, 2003, the Corporation had an ineffective portion of a hedge, which resulted in a $97 thousand charge to earnings.

The table below presents the Corporation’s open derivative positions at the periods indicated.

(in thousands) Derivative Type	Hedge Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2004
Interest rate swaps:
Pay fixed/receive variable	Borrowing cost	$245,000	$1,527	$1,527
Pay fixed/receive variable	Loan rate risk	59,776	—	(167)
Receive fixed/pay variable	Borrowing cost	357,500	5,506	3,655
Interest rate caps/corridors	Borrowing cost	300,000	2,778	2,778

		$962,276	$9,811	$7,793

December 31, 2003
Interest rate swaps:
Pay fixed/receive variable	Borrowing cost	$510,000	$—	$(2,455)
Pay fixed/receive variable	Loan rate risk	50,442	148	148
Receive fixed/pay variable	Borrowing cost	70,000	6,667	6,667
Interest rate caps/corridors	Borrowing cost	400,000	6,472	6,472

		$1,030,442	$13,287	$10,832

The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $2.2 million before taxes to be recognized into expense out of OCI in the next twelve months. This amount represents amortization of $2.4 million for interest rate caps and corridors, net of $117 thousand recognized from interest rate swaps. The $117 thousand is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $1.9 million on interest rate caps and corridors net of $1.2 million on the interest rate swaps.

At December 31, 2004, the Corporation had deferred gains of $1.7 million and deferred losses of $2.6 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2009, based on the lives of the underlying assets. At December 31, 2003, the Corporation had deferred gains of $2.8 million and deferred losses of $4.7 million.

NOTE 15—CONTINGENCIES AND OFF BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31 were as follows:

(in thousands)	2004	2003
Commercial business and real estate	$715,027	$434,685
Consumer revolving credit	509,690	344,083
Residential mortgage credit	11,808	10,218
Performance standby letters of credit	87,446	67,759
Commercial letters of credit	35	125

Total loan commitments	$1,324,006	$856,870

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

Concentrations of Credit Risk

Commercial construction and mortgage loan receivables from real estate developers represent $693.1 million and $613.0 million of the total loan portfolio at December 31, 2004 and 2003, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $560.0 million and $611.2 million in acquired residential loans at December 31, 2004 and 2003, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $426.2 million and $454.8 million at December 31, 2004 and 2003, respectively.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $1.65 billion and $1.74 billion at December 31, 2004 and 2003, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. Management is of the opinion that credit risk is minimal.

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

The loans underlying the securities were securitized with full recourse to the Corporation for any losses. The maximum potential recourse obligation was $166.6 million at December 31, 2002. A recourse liability was established by the Corporation based upon management’s assessment of the credit risk inherent in the loans. Net charges to the recourse liability amounted to $1.3 million and $850 thousand for the years ended December 31, 2003 and 2002, respectively. There is no recourse liability in 2004 due to the desecuritization in 2003.

NOTE 16—RELATED PARTY TRANSACTIONS

Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer.

The schedule below presents information on these loans.

(in thousands)	Loan Activity
Balance at December 31, 2003	$20,586
Additions	25,922
Reductions	(7,605)

Balance at December 31, 2004	$38,903

NOTE 17—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2004	2003	2002
Net gains (losses):
Securities:
Sales	$(3,231)	$9,157	$13,289
Write-down for other than temporary impairment	—	—	(8,660)

Total net gains (losses) on securities	(3,231)	9,157	4,629
Debt extinguishment	(2,362)	(15,298)	(3,011)
Asset sales	(180)	1,762	1,168

Net gains (losses)	$(5,773)	$(4,379)	$2,786

Other non-interest income:
Other loan fees	$3,698	$3,278	$3,016
Cash surrender value income	4,493	3,513	3,921
Mortgage banking fees and services	101	517	504
Other	6,079	4,953	3,420

Total other non-interest income	$14,371	$12,261	$10,861

Other non-interest expense:
Advertising and promotion	$9,407	$8,046	$7,915
Communication and postage	6,764	6,169	5,818
Printing and supplies	2,762	2,640	2,508
Regulatory fees	955	902	973
Professional services	3,385	2,006	2,465
Other	11,961	9,373	10,439

Total other non-interest expense	$35,234	$29,136	$30,118

In the normal course of business, the Corporation may extinguish debt prior to its maturity. During 2004, 2003 and 2002, the Corporation extinguished $295 million, $140 million and $113 million, respectively.

NOTE 18—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2004	2003	2002
Current income tax expense (benefit):
Federal	$24,332	$12,817	$24,610
State	48	190	(60)

Total current expense	24,380	13,007	24,550
Deferred income tax expense (benefit)	4,455	4,408	(2,837)

Total income tax expense	$28,835	$17,415	$21,713

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2004		2003		2002
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$31,206	35.0%	$24,104	35.0%	$24,507	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(1,799)	(2.0)	(1,596)	(2.3)	(1,824)	(2.6)
Disallowed interest expense	62	—	86	0.1	179	0.2
Employee benefits	(252)	(0.3)	(149)	(0.2)	(205)	(0.3)
Low income housing	(735)	(0.8)	(302)	(0.4)	(302)	(0.4)
State and local income taxes, net of federal income tax	90	0.1	1,216	1.8	580	0.1
Other	21	—	102	0.1	(651)	(0.9)
Change in valuation allowance	242	0.3	(6,046)	(8.8)	(571)	(0.1)

Total combined effective income tax rate	$28,835	32.3%	$17,415	25.3%	$21,713	31.0%

SFAS No. 109, “Accounting for Income Taxes” provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. At December 31, 2002, the Corporation had a valuation allowance of $7.5 million associated with state income tax benefits. In 2003 a benefit of $6.0 million associated with the realization of accumulated state income tax benefits was included in tax expense as it became more likely than not that accumulated deferred benefits would be utilized in the foreseeable future.

The net tax benefit recorded directly to stockholders’ equity related to exercised stock options was $2.6 million, $3.1 million and $1.4 million for 2004, 2003 and 2002, respectively.

Tax benefits associated with net realized investment securities losses was $1.1 million in 2004. Tax expense associated with net realized investment securities gains was $3.2 million in 2003 and $1.6 million in 2002.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities at December 31, 2004 and 2003 are presented below.

	2004		2003
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$3,738	$—	$6,417
Reserve for loan loss	12,621	—	12,201	—
State tax receivable	11,997	—	10,982	—
Depreciation	—	24,562	—	17,027
Unrealized losses on debt securities	—	1,174	1,633	—
Leasing activities	14,922	—	10,199	—
REIT dividend	—	2,678	—	1,352
Employee benefits	—	1,743	—	535
Deferred tax liability on securities transactions	—	78	—	228
Purchase accounting adjustments	1,656	—	238	—
Write-down of property held for sale	703	—	703	—
SFAS No. 133 related adjustments	671	—	671	—
Deposit-based intangible	—	4,469	—	432
Cash flow hedges	958	—	1,915	—
Acquisition expenses	4,965	—	920	—
Minimum pension liability	893	—	—	—
Minimum tax credit carry forward	158	—	—	—
All other	441	416	234	793

Subtotal	49,985	38,858	39,696	26,784
Less valuation allowance	1,683	—	1,441	—

Total	$48,302	$38,858	$38,255	$26,784

During 2004, the Corporation recorded historical deferred tax assets of $5.0 million associated with the acquisition of Southern, along with deferred tax assets of $301 thousand associated with purchase accounting adjustments created as a result of the acquisition.

At December 31, 2004, the Corporation had state net operating loss carryforwards of $256 million that begin to expire in 2009 if not utilized. In addition to the state net operating loss carryforwards at December 31, 2004, the Corporation also had federal net operating loss carryforwards of $5.9 million that will begin to expire in 2009 if not utilized. These net operating losses are subject to Section 382 limitations resulting in a limitation on net operating loss deductions of $1.4 million per year.

The total amount of goodwill expected to be deductible for income tax purposes at December 31, 2004 is $6.7 million.

NOTE 19—EARNINGS PER SHARE

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

The following table presents a summary of per share data and amounts for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2004	2003	2002
Qualifying net income	$60,325	$51,455	$48,305
Basic EPS shares	30,299	24,495	24,896
Basic EPS	$1.99	$2.10	$1.94
Dilutive shares	672	647	735
Diluted EPS shares	30,971	25,142	25,631
Diluted EPS	$1.95	$2.05	$1.88

NOTE 20—OTHER COMPREHENSIVE INCOME (LOSS)

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

	Year ended December 31,
(in thousands)	2004	2003	2002
Net unrealized holding gains (losses) on debt securities	$4,791	$(26,040)	$44,146
Related tax expense (benefit)	1,676	(9,114)	15,451

Net unrealized holding gains (losses) on debt securities	3,115	(16,926)	28,695

Less reclassification adjustments for gains (losses) realized in net income	(3,231)	9,157	4,629
Related tax expense (benefit)	(1,131)	3,205	1,620

Net reclassification adjustment	(2,100)	5,952	3,009

Net unrealized gains (losses) on derivatives	2,731	(1,746)	(2,776)
Related tax expense (benefit)	956	(611)	(972)

Net unrealized gains (losses) on derivatives	1,775	(1,135)	(1,804)

Minimum pension liability adjustment	(2,259)	3,852	(3,852)
Related tax expense (benefit)	(894)	1,348	(1,348)

Net minimum pension liability adjustment	(1,365)	2,504	(2,504)

Other comprehensive income (loss)	$5,625	$(21,509)	$21,378

The following table presents Net Accumulated Other Comprehensive Income (Loss) for the periods indicated:

(in thousands)	Fair Value Adjustments on Securities	Fair Value Adjustments on Derivatives	Minimum Pension Liability Adjustment	Net Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(5,841)	$(617)	$—	$(6,458)
Change in adjustment, net of taxes	25,686	(1,804)	(2,504)	21,378

Balance at December 31, 2002	19,845	(2,421)	(2,504)	14,920
Change in adjustment, net of taxes	(22,878)	(1,135)	2,504	(21,509)

Balance at December 31, 2003	(3,033)	(3,556)	—	(6,589)
Change in adjustment, net of taxes	5,215	1,775	(1,365)	5,625

Balance at December 31, 2004	$2,182	$(1,781)	$(1,365)	$(964)

NOTE 21—EMPLOYEE BENEFIT PLANS

Qualified Pension Plan

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

Postretirement Benefits

In addition to providing pension benefits, the Corporation provides certain health care and life insurance benefits to retired employees. Substantially all employees of the Corporation that reach age 60 may become eligible for these benefits, contingent upon the completion of twenty years of service. The health care plan is a contributory plan, in which the retirees are responsible for all premiums in excess of the Corporation’s contribution. Under the prospective transition approach, the transition obligation is amortized over a twenty-year period. The cost of life insurance benefits provided to the retirees is borne by the Corporation. At December 31, 2004 and 2003, this plan was unfunded.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status.

	Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$35,874	$32,835	$6,493	$5,189	$1,470	$2,202
Service cost	1,954	1,678	141	109	181	207
Interest cost	2,205	2,137	395	392	114	141
Benefit payments	(2,981)	(2,826)	(346)	(307)	(93)	(291)
Plan change	104	—	—	457	—	—
Actuarial loss (gain)	2,692	2,050	794	653	242	(789)

Projected benefit obligation at December 31,	39,848	35,874	7,477	6,493	1,914	1,470

Change in Plan Assets:
Plan assets fair value at January 1,	38,646	25,049	—	—	—	—
Employer contributions	5,000	11,063	346	307	93	291
Benefit payments	(2,981)	(2,826)	(346)	(307)	(93)	(291)
Actual return on plan assets	3,952	5,360	—	—	—	—

Plan assets fair value at December 31,	44,617	38,646	—	—	—	—

Plan assets in excess of (less than) projected benefit obligation	4,769	2,772	(7,477)	(6,493)	(1,914)	(1,470)
Unrecognized net actuarial loss	7,939	5,997	2,259	1,516	1,322	930
Unrecognized prior service cost	1,151	1,061	1,788	1,903	(1,142)	(988)
Unrecognized net obligation (asset) arising at transition at January 1,	—	—	—	—	164	184

Prepaid (accrued) pension cost recognized	$13,859	$9,830	$(3,430)	$(3,074)	$(1,570)	$(1,344)

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Impact on Financial Condition

Amounts recognized in the consolidated statements of financial condition consist of the following at December 31.

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2004	2003	2004	2003	2004	2003
Prepaid pension cost	$13,859	$9,830	$—	$—	$—	$—
Accrued benefit cost	—	—	(3,430)	(3,074)	(1,570)	(1,344)
Additional liability	—	—	(4,047)	—	—	—
Prior service costs	—	—	1,788	3,074	—	—
Accumulated other comprehensive income	—	—	2,259	—	—	—

Net amount recognized	$13,859	$9,830	$(3,430)	$—	$(1,570)	$(1,344)

Reconciliation of net pension asset (liability):

(in thousands)	2004	2003	2004	2003
Prepaid (accrued) pension cost, January 1,	$9,830	$397	$(3,074)	$(2,735)
Contributions	5,000	11,063	346	307
Net pension expense	(971)	(1,630)	(702)	(646)

Prepaid (accrued) pension cost, December 31,	$13,859	$9,830	$(3,430)	$(3,074)

During 2004, the Corporation recorded an additional liability of $4.0 million for the non-qualified pension plan. This liability, net of $1.8 million of unrecognized prior service cost resulted in $1.4 million, net of tax, being reflected as a component of Other Comprehensive Income.

During 2002 the decline in fair value of the plan assets of the qualified pension plan resulted in a projected benefit obligation that exceeded the plan assets, resulting in an additional liability of $4.9 million to the plan. This amount, net of amounts previously accrued, represented an additional liability recorded by the Corporation. An offsetting amount of $2.5 million, representing the minimum pension liability, net of tax and any unrecognized prior service cost, was reflected as a component of OCI at December 31, 2002. At December 31, 2003, the fair value of plan assets exceeded the projected benefit obligation. As a result, in 2003 the additional liability of $4.9 million recorded in 2002 was reversed along with the minimum pension liability component of OCI.

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the year ended December 31 includes the following components.

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
(in thousands)	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost - benefits earned during the year	$1,954	$1,677	$1,528	$141	$109	$109	$181	$207	$224
Interest cost on projected benefit obligation	2,205	2,137	2,038	395	392	333	114	141	130
Expected return on plan assets	(3,382)	(2,459)	(2,497)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	194	275	(134)	166	145	101	24	67	62

Net pension cost included in employee benefits expense	$971	$1,630	$935	$702	$646	$543	$319	$415	$416

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%	7.00%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.50%

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Qualified Pension Plan Assets

The investment objective for the qualified pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Specific guidelines are to achieve a total return from investment income and capital appreciation that exceeds the annual rate of inflation by 3 to 5% over a five-year period while insuring adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The composition of the portfolio is covered by the following parameters – equities: 40-70%, fixed income: 15-60%, and cash and equivalents: 0-35%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor reviews the asset mix and portfolio performance with management. Management periodically evaluates the long-term rate of return on the qualified pension plan assets by reviewing the actual returns on the assets for specific periods of time, in addition to averaging the actual returns over specific periods of time. Based on these reviews, the vast majority of the rates of return for the qualified plan assets was greater than or equal to a 8.5% nominal return for 2004, 8.5% for 2003 and 9.5% for 2002.

The Corporation’s pension plan weighted-average asset allocations at December 31 by asset category were as follows:

	Qualified Pension Plan
	2004	2003
Equity securities	62.2%	57.7%
Debt securities	28.6%	31.8%
Cash	9.2%	10.5%

	100.0%	100.0%

Contributions

During 2004 and 2003, the Corporation contributed $5.0 million and $11.1 million, respectively, to the qualified pension plan. The minimum required contribution in 2005 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2005 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2005, which is equal to the benefits paid under the plans.

Benefit Payments

Presented below are the estimated future benefit payments, which as appropriate, reflect expected future service.

(in thousands)	Qualified Pension Plan	Non-qualified Pension Plan	Post- retirement Benefits
2005	$1,534	$349	$73
2006	1,363	341	71
2007	1,770	338	84
2008	2,389	452	93
2009	2,980	448	100
2010-2014	16,950	2,923	688

The assumed health care cost rates could have a significant effect for the health care benefits to retirees. A one percent change in assumed health care cost trend rates would have the following effects.

(in thousands)	1% Increase	1% Decrease
Effect on total of service and interest cost components	$27	$(24)
Effect on postretirement benefit obligation	150	(133)

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $1.8 million; $1.6 million and $1.6 million for the years ended December 31, 2004, 2003 and 2002, respectively.

NOTE 22—REGULATORY CAPITAL

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

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2004. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

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

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,
(dollars in thousands)	2004	2003	2004	2003
Total equity capital per consolidated financial statements	$617,439	$324,765	$511,802	$452,670
Qualifying trust preferred securities	164,000	110,341	—	—
Minimum pension liability	(1,365)	—	(1,365)	—
Accumulated other comprehensive loss	964	6,589	964	6,589

Adjusted capital	781,038	441,695	511,401	459,259
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(269,078)	(8,932)	(12,837)	(1,240)

Total tier 1 capital	511,960	432,763	498,564	458,019

Adjustments for tier 2 capital:
Qualifying trust preferred securities in excess of tier 1 capital limitations	—	30,659	—	—
Allowance for loan losses	46,169	35,539	46,169	35,539
Allowance for letter of credit losses	474	343	474	343

Total tier 2 capital adjustments	46,643	66,541	46,643	35,882

Total regulatory capital	$558,603	$499,304	$545,207	$493,901
					Minimum Regulatory Requirements	To be “Well Capitalized”
Risk-weighted assets	$4,346,973	$3,258,851	$4,336,998	$3,251,678
Quarterly regulatory average assets	6,198,284	5,094,719	6,192,350	5,087,192

Ratios:
Tier 1 leverage	8.26%	8.49%	8.05%	9.00%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.78	13.28	11.50	14.09	4.00	6.00
Total regulatory capital to risk-weighted assets	12.85	15.32	12.57	15.19	8.00	10.00

NOTE 23—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 89 traditional and 60 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 241 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation’s funds transfer pricing system utilizes a matched maturity methodology that assigns a cost-of-funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the consumer and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment.

Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment’s fully taxable equivalent income and the Corporation’s effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues. The Corporation is in the process of determining the method that will be used to allocate goodwill to the respective segments and has, therefore, made no such allocation at December 31, 2004.

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2004:
Net interest income	$45,699	$112,243	$27,413	$185,355
Provision for loan losses	2,122	6,869	(1,457)	7,534

Net interest income after provision for loan losses	43,577	105,374	28,870	177,821
Non-interest income	9,878	90,824	(5,635)	95,067
Non-interest expense	15,648	133,408	34,672	183,728

Income (loss) before income taxes	37,807	62,790	(11,437)	89,160
Income tax expense (benefit)	12,227	20,307	(3,699)	28,835

Net income (loss)	$25,580	$42,483	$(7,738)	$60,325

Total assets	$1,547,025	$3,099,506	$1,925,629	$6,572,160

2003:
Net interest income	$32,425	$95,999	$20,456	$148,880
Provision for loan losses	174	8,572	2,376	11,122

Net interest income after provision for loan losses	32,251	87,427	18,080	137,758
Non-interest income	8,745	85,184	(5,556)	88,373
Non-interest expense	14,772	117,070	25,419	157,261

Income (loss) before income taxes	26,224	55,541	(12,895)	68,870
Income tax expense (benefit)	6,631	14,045	(3,261)	17,415

Net income (loss)	$19,593	$41,496	$(9,634)	$51,455

Total assets	$1,001,557	$2,591,684	$1,614,607	$5,207,848

2002:
Net interest income	$28,297	$93,229	$19,998	$141,524
Provision for loan losses	32	12,111	(1,187)	10,956

Net interest income after provision for loan losses	28,265	81,118	21,185	130,568
Non-interest income	7,206	79,086	2,888	89,180
Non-interest expense	13,856	111,058	24,816	149,730

Income (loss) before income taxes	21,615	49,146	(743)	70,018
Income tax expense (benefit)	6,703	15,241	(231)	21,713

Net income (loss)	$14,912	$33,905	$(512)	$48,305

Total assets	$898,336	$2,588,754	$1,403,632	$4,890,722

NOTE 24—FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”) requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where feasible, in an effort to provide financial statement users with information in making rational investment and credit decisions. To estimate the fair value of each class of financial instrument the Corporation applied the following methods using the indicated assumptions:

Cash and Due from Banks and Short-Term Investments

Carrying amount

Mortgage Loans Held for Sale

Contract price between Corporation and third party

Securities Available for Sale

Quoted market prices or dealer quotes

Securities Held to Maturity

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

Borrowings

Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities

Derivative Financial Instruments

Interest rate swaps and cap/corridor arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2004		2003
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$124,664	$124,664	$127,048	$127,048
Short-term investments	9,658	9,658	1,137	1,137
Mortgage loans held for sale	6,520	6,545	5,016	5,024
Securities available for sale	2,186,395	2,186,395	2,086,510	2,086,510
Securities held to maturity	114,671	114,467	—	—
Loans, net of allowance	3,513,711	3,494,690	2,749,007	2,826,502
Other assets	152,803	152,803	74,719	74,719
Liabilities:
Deposits	3,782,000	3,544,550	3,079,549	3,093,822
Short-term borrowings	917,893	917,154	627,861	627,881
Long-term debt	1,205,548	1,199,148	1,153,301	1,130,929
Derivative financial instruments	7,793	7,793	10,832	10,832

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION

The condensed statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	2004	2003	2002
Interest income from bank subsidiary	$59	$15	$16
Dividend income from subsidiaries	119,612	25,466	42,865

Total income	119,671	25,481	42,881

Operating expenses	8,336	3,120	3,444

Income before income taxes and equity in undistributed income of subsidiaries	111,335	22,361	39,437
Income tax benefit	2,344	856	1,106

	113,679	23,217	40,543
Equity in undistributed income (loss) of subsidiaries	(53,354)	28,238	7,762

Net income	$60,325	$51,455	$48,305

Statements of Condition

	December 31,
(in thousands)	2004	2003
Assets:
Interest bearing deposit with bank subsidiary	$10,204	$2,178
Investment in subsidiaries	515,176	457,056
Other assets	270,782	15,405

Total assets	$796,162	$474,639

Liabilities:
Long-term debt	$173,034	$148,981
Other liabilities	5,689	893

Total liabilities	178,723	149,874

Stockholders’ equity:
Common stock	40,871	32,214
Additional paid-in capital	552,671	298,928
Retained earnings	182,414	153,545
Net accumulated other comprehensive loss of bank subsidiary	(964)	(6,589)
Treasury stock, at cost	(157,553)	(153,333)

Total stockholders’ equity	617,439	324,765

Total liabilities and stockholders’ equity	$796,162	$474,639

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2004	2003	2002
Operating activities:
Net income	$60,325	$51,455	$48,305
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	53,354	(28,238)	(7,762)
Other operating activities	3,159	2,730	(7,245)

Total adjustments	56,513	(25,508)	(15,007)

Net cash provided by operating activities	116,838	25,947	33,298

Investing activities:
Cash paid in acquisition	(83,814)	—	—
Investment in bank subsidiary	—	(71,000)	—
Investment in trust subsidiary	—	(2,196)	—

Net cash used by investing activities	(83,814)	(73,196)	—

Financing activities:
Issuance of common stock	11,224	9,707	5,572
Purchase of treasury stock	(4,220)	(7,751)	(24,710)
Cash dividends on common stock	(31,456)	(22,772)	(21,192)
Issuance of trust preferred securities	—	73,196	—
Other financing activities	(546)	(3,367)	7,356

Net cash provided (used) by financing activities	(24,998)	49,013	(32,974)

Increase in cash and cash equivalents	8,026	1,764	324
Cash and cash equivalents at beginning of period	2,178	414	90

Cash and cash equivalents at end of period	$10,204	$2,178	$414

Supplemental disclosures:
Income taxes paid (received)	$(2,558)	$(1,135)	$1,054
Stock issued for acquired company	251,176	—	—

NOTE 26—SUBSEQUENT EVENT

In the first quarter of 2005, the Corporation announced its intention to call Provident Trust II, a $30 million 10% dividend trust preferred security at par on March 31, 2005. Accordingly, these securities will be excluded from capital ratio calculations beginning March 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Management’s Report on Internal Control over Financial Reporting

The management of Provident Bankshares Corporation (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2004 is effective.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (ii) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the Corporation’s financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report.

Changes in Internal Control over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2004.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the directors and officers of Provident Bankshares Corporation and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections “Election of Directors,” “Other Information Relating to Directors and Executive Officers of Provident Bankshares” and “Additional Matters Relating to the Provident Bankshares Annual Meeting of Shareholders” in the Corporation’s proxy materials for the stockholders’ meeting to be held on May 18, 2005.

A copy of the Corporation’s Code of Ethics is available, without charge, upon written request to Robert L. Davis, General Counsel and Corporate Secretary, 114 East Lexington Street, Baltimore, Maryland 21202.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the text and tables under “Directors’ Compensation” and “Executive Compensation” in the Corporation’s Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the text and tables under “Ownership of Provident Bankshares Common Stock” in the Corporation’s Proxy Statement. The Corporation is not aware of any arrangement, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the Corporation.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2004, about Corporation common stock that may be issued upon exercise of options under all of Provident Bankshares’ equity compensation plans. The Corporation’s stockholders approved each of the Corporation’s equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,211,924	$23.15	5,640,972
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,211,924	$23.15	5,640,972

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the sections “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management” in the Corporation’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated herein by reference to “Ratification of Appointment of Independent Auditors” in the Corporation’s Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The exhibits and financial statements filed as a part of this report are as follows:

(1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8.

(2) All financial statement schedules are omitted as the required information either is not applicable or is contained in the financial statements or related notes.

(3) Exhibits

The following is an index of the exhibits included in this report:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated Bylaws of Provident Bankshares Corporation

(4.1)	Amendment No. 1 to Stockholder Protection Rights Agreement (6)

(10.1)	Executive Incentive Plan (7)

(10.2)	Executive Vice Presidents’ Incentive Plan (7)

(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (4)

(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers (5)

(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers (5)

(10.6)	Form of Deferred Compensation Plan for Outside Directors (6)

(10.7)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (6)

(10.8)	Supplemental Retirement Income Agreement for Peter M. Martin (7)

(10.10)	2001 Group Manager Incentive Plan of Provident Bankshares (3)

(10.11)	Supplemental Retirement Income Agreement for Gary N. Geisel (7)

(10.12)	Executive Agreement with Georgia S. Derrico (8)

(10.13)	Executive Agreement with R. Roderick Porter (8)

(11.0)	Statement re: Computation of Per Share Earnings (9)

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Accountants

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s 2001 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 8, 2002.
(4)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(5)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(6)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(7)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-112083) filed with the Commission on January 22, 2004.
(9)	Incorporated herein by reference to Note 19 in the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

March 15, 2005	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 15, 2005	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

March 15, 2005	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

March 15, 2005	By	/s/ KAREN L. MALECKI
Karen L. Malecki
Treasurer

A Majority of the Board of Directors*

Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, Charles W. Cole, Jr., William J. Crowley, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan L. Logan, Barbara B. Lucas, Peter M. Martin, Francis G. Riggs, Sheila K. Riggs, Donald E. Wilson

*	Pursuant to the Power of Attorney incorporated by reference.

March 15, 2005	By	/s/ KAREN L. MALECKI
Karen L. Malecki
Attorney-in-fact

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
3.3	Fifth Amended and Restated Bylaws of Provident Bankshares Corporation
21	Subsidiaries of Provident Bankshares Corporation
23.1	Consent of Independent Accountants
24	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer