Form 10-Q
period 2005-03-31
PROVIDENT BANKSHARES CORP
filed 2005-05-10
CIK 818969

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

                             ----------------------

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM          TO          .
                                           --------    ---------

                         COMMISSION FILE NUMBER 0-16421

                             ----------------------

                        PROVIDENT BANKSHARES CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                             ----------------------

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

                             ----------------------

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

At May 6, 2005, the Registrant had 32,962,067 shares of $1.00 par value common stock outstanding.


================================================================================

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              Page

Item 1. Financial Statements

Consolidated Statements of Condition
March 31, 2005 and 2004 and December 31, 2004                                 3

Consolidated Statements of Income - Unaudited
Three month periods ended March 31, 2005 and 2004                             4

Consolidated Statements of Cash Flows - Unaudited
Three month periods ended March 31, 2005 and 2004                             5

Notes to Consolidated Financial Statements - Unaudited                        6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                             17

Item 3. Quantitative and Qualitative Disclosures
About Market Risk                                                            33

Item 4. Controls and Procedures                                              33

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  34

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        34

Item 3.   Defaults upon Senior Securities                                    34

Item 4.   Submission of Matters to a Vote of Security Holders                34

Item 5.   Other Information                                                  34

Item 6.   Exhibits                                                           35

SIGNATURES                                                                   36

FORWARD-LOOKING STATEMENTS

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the "Corporation") (including, without limitation, the Corporation's 2004 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (the "PSLRA"). Such forward-looking statements may be identified by the use of such words as "believe," "expect," "anticipate," "should," "planned," "estimated," "intend" and "potential." Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles ("GAAP"); revenue growth in retail banking, lending and other areas; origination volume in the Corporation's consumer, commercial and other lending businesses; asset quality and levels of non-performing assets;

current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation's Form 10-K for the fiscal year ended December 31, 2004 under the headings "Forward-Looking Statements" and "Risk Factors," prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation's lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation's ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation's timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation's operations, pricing, products and services. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

In the event that any non-GAAP financial information is described in any written communication, please refer to the supplemental financial tables included within and on the Corporation's website for the GAAP reconciliation of this information.


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                   PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CONDITION


                                                                                March 31,      December 31,       March 31,
                                                                                  2005             2004             2004
(dollars in thousands, except share amounts)                                  --------------  ---------------   --------------
                                                                               (Unaudited)                       (Unaudited)
ASSETS:
  Cash and due from banks                                                      $    155,562    $     124,664     $    116,006
  Short-term investments                                                              5,347            9,658            1,903
  Mortgage loans held for sale                                                        4,441            6,520            5,456
  Securities available for sale                                                   2,031,290        2,186,395        2,127,047
  Securities held to maturity                                                       114,091          114,671                -
  Loans                                                                           3,546,286        3,559,880        2,829,936
  Less allowance for loan losses                                                     45,639           46,169           36,126
                                                                              --------------  ---------------   --------------
    Net loans                                                                     3,500,647        3,513,711        2,793,810
                                                                              --------------  ---------------   --------------
  Premises and equipment, net                                                        63,379           63,413           49,481
  Accrued interest receivable                                                        29,627           28,669           25,202
  Goodwill                                                                          255,973          256,241            7,692
  Intangible assets                                                                  12,167           12,649            1,138
  Other assets                                                                      256,305          255,569          141,008
                                                                              --------------  ---------------   --------------
Total assets                                                                   $  6,428,829    $   6,572,160     $  5,268,743
                                                                              ==============  ===============   ==============

LIABILITIES:
  Deposits:
    Noninterest-bearing                                                        $    884,840    $     811,917     $    646,765
    Interest-bearing                                                              3,047,348        2,970,083        2,555,553
                                                                              --------------  ---------------   --------------
      Total deposits                                                              3,932,188        3,782,000        3,202,318
                                                                              --------------  ---------------   --------------
  Short-term borrowings                                                             719,228          917,893          555,637
  Long-term debt                                                                  1,124,530        1,205,548        1,136,121
  Accrued expenses and other liabilities                                             39,504           49,280           30,197
                                                                              --------------  ---------------   --------------
      Total liabilities                                                           5,815,450        5,954,721        4,924,273
                                                                              --------------  ---------------   --------------

STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00) authorized 100,000,000 shares;
   issued 40,966,829, 40,870,602, and 32,410,354 shares at March 31,
   2005, December 31, 2004 and March 31, 2004, respectively                          40,967           40,871           32,410
  Additional paid-in capital                                                        554,244          552,671          303,049
  Retained earnings                                                                 191,929          182,414          160,385
  Net accumulated other comprehensive income (loss)                                 (11,461)            (964)           1,959
  Treasury stock at cost - 7,904,541, 7,768,217 and 7,651,317 shares at March 31, 2005, December 31, 2004 and
   March 31, 2004, respectively                                                    (162,300)        (157,553)        (153,333)
                                                                              --------------  ---------------   --------------
  Total stockholders' equity                                                        613,379          617,439          344,470
                                                                              --------------  ---------------   --------------
Total liabilities and stockholders' equity                                     $  6,428,829    $   6,572,160     $  5,268,743
                                                                              ==============  ===============   ==============

                           The accompanying notes are an integral part of these statements.

                        PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                                             Three Months Ended
                                                                                  March 31
                                                                      -------------------------------
                                                                           2005             2004
(dollars in thousands, except per share data)                         --------------   --------------
INTEREST INCOME:
  Loans, including fees                                                $     50,565     $     36,985
  Investment securities                                                      24,321           22,534
  Tax-advantaged loans and securities                                           319              342
  Short-term investments                                                         43                2
                                                                      --------------   --------------
    Total interest income                                                    75,248           59,863
                                                                      --------------   --------------
INTEREST EXPENSE:
  Deposits                                                                   10,188            8,614
  Short-term borrowings                                                       4,473            1,578
  Long-term debt                                                             10,266           10,948
                                                                      --------------   --------------
    Total interest expense                                                   24,927           21,140
                                                                      --------------   --------------
Net interest income                                                          50,321           38,723
  Less provision for loan losses                                              1,575            2,391
                                                                      --------------   --------------
Net interest income, after provision for loan losses                         48,746           36,332
                                                                      --------------   --------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                                        19,349           18,531
  Commissions and fees                                                        1,210            1,224
  Net gains (losses)                                                           (776)             816
  Other non-interest income                                                   5,502            3,012
                                                                      --------------   --------------
    Total non-interest income                                                25,285           23,583
                                                                      --------------   --------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                             22,698           20,421
  Occupancy expense, net                                                      5,274            4,050
  Furniture and equipment expense                                             3,464            3,144
  External processing fees                                                    5,197            5,302
  Merger expenses                                                                 -              184
  Other non-interest expense                                                 10,841            7,509
                                                                      --------------   --------------
    Total non-interest expense                                               47,474           40,610
                                                                      --------------   --------------
Income before income taxes                                                   26,557           19,305
Income tax expense                                                            8,449            6,430
                                                                      --------------   --------------
Net income                                                             $     18,108     $     12,875
                                                                      ==============   ==============

NET INCOME PER SHARE AMOUNTS:
  Basic                                                                $       0.55     $       0.52
  Diluted                                                                      0.54             0.51

                The accompanying notes are an integral part of these statements.



                                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                               ----------------------------------
(in thousands)                                                                                     2005                2004
                                                                                               --------------     ---------------
OPERATING ACTIVITIES:
  Net income                                                                                    $     18,108       $      12,875
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                      6,543               7,246
    Provision for loan losses                                                                          1,575               2,391
    Provision for deferred income tax (benefit)                                                          171                (917)
    Net (gains) losses                                                                                   776                (816)
    Originated loans held for sale                                                                   (15,880)            (12,497)
    Proceeds from sales of loans held for sale                                                        18,097              12,111
    Net decrease in accrued interest receivable and other assets                                       4,611               2,339
    Net increase (decrease) in accrued expenses and other liabilities                                 (1,534)              7,825
                                                                                               --------------     ---------------
  Total adjustments                                                                                   14,359              17,682
                                                                                               --------------     ---------------
Net cash provided by operating activities                                                             32,467              30,557
                                                                                               --------------     ---------------

INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                               83,480              92,899
  Proceeds from sales of securities available for sale                                               129,900             113,042
  Purchases of securities available for sale                                                         (87,235)           (227,720)
  Loan principal collections less originations and purchases                                          11,206             (48,307)
  Purchases of premises and equipment                                                                 (3,007)             (2,532)
                                                                                               --------------     ---------------
Net cash provided (used) by investing activities                                                     134,344             (72,618)
                                                                                               --------------     ---------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                           150,315             122,769
  Net decrease in short-term borrowings                                                             (198,665)            (72,224)
  Proceeds from long-term debt                                                                        30,000                   -
  Payments and maturities of long-term debt                                                         (110,203)            (17,042)
  Proceeds from issuance of stock                                                                      1,669               4,317
  Purchase of treasury stock                                                                          (4,747)                  -
  Cash dividends paid on common stock                                                                 (8,593)             (6,035)
                                                                                               --------------     ---------------
Net cash provided (used) by financing activities                                                    (140,224)             31,785
                                                                                               --------------     ---------------
Increase (decrease) in cash and cash equivalents                                                      26,587             (10,276)
Cash and cash equivalents at beginning of period                                                     134,322             128,185
                                                                                               --------------     ---------------
Cash and cash equivalents at end of period                                                      $    160,909       $     117,909
                                                                                               ==============     ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                     $     18,338       $      15,518
  Income taxes paid                                                                                   27,893                  96

                           The accompanying notes are an integral part of these statements.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2005

NOTE 1--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("the Bank"); a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC").

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

USE OF ESTIMATES

The consolidated financial statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, goodwill and intangible assets, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the unaudited Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation's estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Consolidated Financial Statements.

STOCK-BASED COMPENSATION

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date.

The Corporation recognized pre-tax compensation expense of $46 thousand relating to restricted stock grants for the three months ended March 31, 2005. The Corporation uses the intrinsic value method of accounting for stock options granted to employees and accordingly does not recognize compensation expense for its stock options in the Consolidated Statements of Income.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to stock-based compensation for the periods indicated.

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ----------------------------------
(in thousands, except per share data)                                                     2005               2004
                                                                                     ---------------    ---------------
NET INCOME:
Net income as reported                                                                $      18,108      $      12,875
Addition for total stock-based compensation expense determined
    under fair value based method for restricted stock awards, net of tax                        30                  -
Deduction for total stock-based compensation expense determined
    under fair value based method for all awards, net of tax                                   (508)              (250)
                                                                                     ---------------    ---------------
Pro forma net income                                                                  $      17,630      $      12,625
                                                                                     ===============    ===============

BASIC EARNINGS PER SHARE:
As reported                                                                           $        0.55      $        0.52
Pro forma                                                                                      0.53               0.51

DILUTED EARNINGS PER SHARE:
As reported                                                                           $        0.54      $        0.51
Pro forma                                                                                      0.52               0.50

Stock options granted in February, 2005 have an eight year life and vest over a four period. Options granted in 2004 have a ten year life and vest over a three year period. These pro forma amounts may not be representative of future expense since the estimated fair value of stock options is amortized to expense over the various vesting periods and additional options may be granted in future periods.

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                   ---------------------------------
                                                                                       2005               2004
                                                                                   --------------    ---------------
Dividend yield                                                                          3.49%             3.33%
Weighted average risk-free interest rate                                                4.29%             3.20%
Weighted average expected volatility                                                   23.59%            25.86%
Weighted average expected life in years                                                 5.50              7.00

Effective April 1, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of all the currently outstanding options granted prior to 2005 to purchase the Corporation's common stock, including those options held by certain members of senior management. Under recently issued accounting pronouncement as discussed below, the Corporation will be required to recognize compensation expense related to stock options as they vest, which will reduce net income. The acceleration of the vesting of options to purchase 766,575 shares of the Corporation's common stock will result in an aggregate compensation expense of $135,000 over the modified vesting periods (i.e. 2006). The amount that would have been expensed for the unvested options granted prior to 2005 had the Corporation not accelerated the vesting in this manner would have been approximately $600,000 over the original vesting periods (i.e. 2006 and 2007). The other terms of each of the option grants will remain unchanged.

CHANGES IN ACCOUNTING PRINCIPLES

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation did not acquire any assets in the first quarter of 2005 that where within the scope of SOP 03-3.

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) "Accounting for Stock-Based Compensation" ("SFAS No. 123R") effective for interim and annual periods beginning after June 15, In April 2005, the SEC deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should be valued in accordance with SFAS No. 123R. Compensation expense must be recognized in the Consolidated Statements of Income subsequent to the effective date of SFAS No. 123R.

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

Southern Financial was merged with and into the Corporation. Southern Financial shareholders received 1.0875 shares of the Corporation's common stock and $11.125 in cash for each Southern Financial share outstanding. As a result, Southern Financial's shareholders received 8.2 million shares of the Corporation's common stock amounting to $251.2 million and $83.8 million in cash, for an aggregate purchase price of $335.1 million. The cash portion of the purchase price was substantially funded by $71 million in trust preferred securities which were issued in the fourth quarter of 2003. The value of the shares issued was based on the average market closing price of the Corporation's common stock from October 29, 2003 through November 6, 2003.

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

                                                                                                April 30,
(in thousands)                                                                                    2004
                                                                                            ----------------
ASSETS:
  Cash                                                                                       $       47,142
  Short-term investments                                                                             64,544
  Investment securities                                                                             564,964
  Net loans                                                                                         664,489
  Other assets                                                                                       72,201
  Goodwill                                                                                          248,296
  Deposit-based intangible                                                                           12,829
                                                                                            ----------------
    Total assets acquired                                                                    $    1,674,465
                                                                                            ================
LIABILITIES:
  Deposits                                                                                   $    1,022,271
  Borrowings                                                                                        300,308
  Other liabilities                                                                                  16,796
                                                                                            ----------------
    Total liabilities assumed                                                                     1,339,375
                                                                                            ----------------
    Net assets acquired                                                                      $      335,090
                                                                                            ================

The merger with Southern Financial resulted in the recognition of $261.1 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger.

NOTE 3--INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

                                                                                       Gross           Gross
                                                                     Amortized       Unrealized      Unrealized          Fair
(in thousands)                                                         Cost            Gains           Losses           Value
                                                                   --------------   -------------   -------------    -------------
MARCH 31, 2005
Securities available for sale:
  U.S. Treasury and government agencies and corporations            $    102,781     $         -     $     2,754      $   100,027
  Mortgage-backed securities                                           1,473,870           2,910          23,663        1,453,117
  Municipal securities                                                    12,568             302               -           12,870
  Other debt securities                                                  463,857           1,925             506          465,276
                                                                   --------------   -------------   -------------    -------------
Total securities available for sale                                    2,053,076           5,137          26,923        2,031,290
                                                                   --------------   -------------   -------------    -------------
Securities held to maturity:
  Other debt securities                                                  114,091             383           1,421          113,053
                                                                   --------------   -------------   -------------    -------------
    Total securities held to maturity                                    114,091             383           1,421          113,053
                                                                   --------------   -------------   -------------    -------------

      Total investment securities                                   $  2,167,167     $     5,520     $    28,344      $ 2,144,343
                                                                   ==============   =============   =============    =============
DECEMBER 31, 2004
Securities available for sale:
  U.S. Treasury and government agencies and corporations            $    118,018     $         -     $     3,637      $   114,381
  Mortgage-backed securities                                           1,647,047          10,754          11,523        1,646,278
  Municipal securities                                                    13,608             434               -           14,042
  Other debt securities                                                  411,169           1,020             495          411,694
                                                                   --------------   -------------   -------------    -------------
    Total securities available for sale                                2,189,842          12,208          15,655        2,186,395
                                                                   --------------   -------------   -------------    -------------
Securities held to maturity:
  Other debt securities                                                  114,671             482             686          114,467
                                                                   --------------   -------------   -------------    -------------
    Total securities held to maturity                                    114,671             482             686          114,467
                                                                   --------------   -------------   -------------    -------------

    Total investment securities                                     $  2,304,513     $    12,690     $    16,341      $ 2,300,862
                                                                   ==============   =============   =============    =============
MARCH 31, 2004
Securities available for sale:
  U.S. Treasury and government agencies and corporations            $    115,270     $         1     $     3,184      $   112,087
  Mortgage-backed securities                                           1,712,373          14,534           7,605        1,719,302
  Municipal securities                                                    16,412             851               -           17,263
  Other debt securities                                                  267,164          11,396             165          278,395
                                                                   --------------   -------------   -------------    -------------
    Total securities available for sale                             $  2,111,219     $    26,782     $    10,954      $ 2,127,047
                                                                   ==============   =============   =============    =============

At March 31, 2005, a net unrealized after-tax loss of $14.2 million on the securities portfolio was reflected in net accumulated other comprehensive income
(loss). This compared to net unrealized after-tax gains of $10.3 million and $2.2 million at March 31, 2004 and December 31, 2004, respectively.

During the third quarter of 2004, the Corporation transferred $108 million in securities available for sale to securities held to maturity. The unrealized gains of $7.4 million associated with these securities included in net accumulated other comprehensive income at the date of transfer will continue to be reflected in stockholders' equity and be reflected as a premium. The premium and amount reflected in net accumulated other comprehensive income are amortized over the remaining life of the securities using the interest method. These amortization amounts will offset with no net income impact on the Corporation.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At March 31, 2005, the unrealized losses contained within the Corporation's investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows.

For further details regarding investment securities at December 31, 2004, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation's Form 10-K as of and for the year ended December 31, 2004.

NOTE 4--LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

                                                                          March 31,       December 31,       March 31,
(in thousands)                                                               2005             2004              2004
                                                                        ---------------   --------------   ---------------
Residential real estate:
  Originated residential mortgage                                        $      90,355     $    100,909     $      71,854
  Home equity                                                                  745,996          705,126           536,244
  Acquired residential                                                         536,597          560,040           598,517
Other consumer:
  Marine                                                                       431,381          436,262           461,200
  Other                                                                         35,482           42,121            40,766
                                                                        ---------------   --------------   ---------------
    Total consumer                                                           1,839,811        1,844,458         1,708,581
                                                                        ---------------   --------------   ---------------
Commercial real estate:
  Commercial mortgage                                                          483,256          483,636           322,605
  Residential construction                                                     264,906          242,246           171,864
  Commercial construction                                                      282,092          279,347           219,287
  Commercial business                                                          676,221          710,193           407,599
                                                                        ---------------   --------------   ---------------
    Total commercial                                                         1,706,475        1,715,422         1,121,355
                                                                        ---------------   --------------   ---------------
Total loans                                                              $   3,546,286     $  3,559,880     $   2,829,936
                                                                        ===============   ==============   ===============

                                                           11

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

                                                                        Three Months Ended
                                                                             March 31,
                                                                --------------------------------
(in thousands)                                                      2005              2004
                                                                --------------   ---------------
Balance at beginning of period                                   $     46,169     $      35,539
Provision for loan losses                                               1,575             2,391
Less loans charged-off, net of recoveries:
  Originated residential mortgage and home equity                          12                 9
  Acquired residential                                                    628             1,236
  Marine and other consumer                                               (10)              252
  Commercial business                                                   1,475               307
                                                                --------------   ---------------
    Net charge-offs                                                     2,105             1,804
                                                                --------------   ---------------
Balance at end of period                                         $     45,639     $      36,126
                                                                ==============   ===============

NOTE 6--INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2005.

                                                                                                  Accumulated          Net
(in thousands)                                                                   Goodwill        Amortization        Goodwill
                                                                             -----------------  ----------------  ---------------
Balance at December 31, 2004                                                  $       256,863    $         (622)   $     256,241
Adjustment of intangible related to 2004 merger                                          (268)                -             (268)
                                                                             -----------------  ----------------  ---------------
Balance at March 31, 2005                                                     $       256,595    $         (622)   $     255,973
                                                                             =================  ================  ===============

                                                                               Deposit-based      Accumulated
(in thousands)                                                                  Intangible       Amortization         Total
                                                                             -----------------  ----------------  ---------------
Balance at December 31, 2004                                                  $        15,429    $       (2,780)   $      12,649
Amortization expense                                                                        -              (482)            (482)
                                                                             -----------------  ----------------  ---------------
Balance at March 31, 2005                                                     $        15,429    $       (3,262)   $      12,167
                                                                             =================  ================  ===============

NOTE 7--DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

                                                                           March 31,       December 31,      March 31,
(in thousands)                                                               2005             2004             2004
                                                                         -------------    -------------    -------------
Interest-bearing deposits:
  Interest-bearing demand                                                $    523,308      $   531,622      $   482,620
  Money market                                                                580,038          525,744          465,678
  Savings                                                                     760,165          743,937          731,248
  Direct time certificates of deposit                                         793,000          812,904          665,001
  Brokered certificates of deposit                                            390,837          355,876          211,006
                                                                         -------------    -------------    -------------
    Total interest-bearing deposits                                         3,047,348        2,970,083        2,555,553
Noninterest-bearing deposits                                                  884,840          811,917          646,765
                                                                         -------------    -------------    -------------
    Total deposits                                                       $  3,932,188      $ 3,782,000      $ 3,202,318
                                                                         =============    =============    =============

NOTE 8--SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

                                                                       March 31,      December 31,      March 31,
(in thousands)                                                           2005            2004             2004
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                           $   412,071      $  396,263      $   273,561
Federal funds purchased                                                   140,000         329,500          140,000
Federal Home Loan Bank advances - variable rate                           165,000         190,000          140,000
Other short-term borrowings                                                 2,157           2,130            2,076
                                                                     -------------    ------------    -------------
  Total short-term borrowings                                         $   719,228      $  917,893      $   555,637
                                                                     =============    ============    =============

NOTE 9--LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

                                                                       March 31,      December 31,       March 31,
(in thousands)                                                           2005             2004             2004
                                                                    --------------   --------------   --------------
Federal Home Loan Bank advances - fixed rate                         $    163,228     $    169,833     $    127,038
Federal Home Loan Bank advances - variable rate                           800,000          834,555          810,000
Trust preferred securities                                                141,302          173,035          145,725
Term repurchase agreements                                                 20,000           28,125           53,358
                                                                    --------------   --------------   --------------
  Total long-term debt                                               $  1,124,530     $  1,205,548     $  1,136,121
                                                                    ==============   ==============   ==============

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% trust preferred securities of Provident Trust II. The trust preferred securities had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005.

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $6.4 million and $7.6 million for the three months ended March 31, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive income (loss). At March 31, 2005 and 2004, the Corporation recorded a cumulative decline in the fair value of derivatives of $55 thousand and $8.3 million, respectively, net of taxes, in accumulated other comprehensive income (loss) to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive income (loss) are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2005 and 2004, the Corporation had no ineffective hedges.

The table below presents the Corporation's open derivative positions as of the dates indicated:

(in thousands)                                                 Notional       Credit Risk        Market
Derivative Type                      Hedge Objective            Amount           Amount           Risk
------------------------------   -------------------------  ---------------  ---------------  --------------
March 31, 2005
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost               $    125,000    $       2,324    $      2,224
  Pay fixed/receive variable     Loan rate risk                     55,985            1,255           1,255
  Receive fixed/pay variable     Borrowing cost                    368,500            5,347          (1,313)
Interest rate caps/corridors     Borrowing cost                    300,000            3,008           3,008
                                                            ---------------  ---------------  --------------
                                                              $    849,485    $      11,934    $      5,174
                                                            ===============  ===============  ==============

DECEMBER 31, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost               $    245,000    $       1,527    $      1,527
  Pay fixed/receive variable     Loan rate risk                     59,776                -            (167)
  Receive fixed/pay variable     Borrowing cost                    357,500            5,506           3,655
Interest rate caps/corridors     Borrowing cost                    300,000            2,778           2,778
                                                            ---------------  ---------------  --------------
                                                              $    962,276    $       9,811    $      7,793
                                                            ===============  ===============  ==============

MARCH 31, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost               $    510,000    $           -    $     (8,087)
  Pay fixed/receive variable     Loan rate risk                     47,438                -            (956)
  Receive fixed/pay variable     Borrowing cost                     70,000            8,597           8,597
Interest rate caps/corridors     Borrowing cost                    400,000            4,215           4,215
                                                            ---------------  ---------------  --------------
                                                              $  1,027,438    $      12,812    $      3,769
                                                            ===============  ===============  ==============

NOTE 11--OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

                                                                                                March 31,
(in thousands)                                                                                    2005
                                                                                             --------------
Commercial business and real estate                                                           $    773,919
Consumer revolving credit                                                                          544,030
Residential mortgage credit                                                                         23,756
Performance standby letters of credit                                                              103,035
Commercial letters of credit                                                                         1,262
                                                                                             --------------
  Total loan commitments                                                                      $  1,446,002
                                                                                             ==============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 12--NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

                                                                Three Months Ended
                                                                     March 31,
                                                           ------------------------------
(in thousands)                                                 2005             2004
                                                           -------------    -------------
Net gains (losses):
  Securities sales                                          $    (876)       $     954
  Asset sales                                                     151             (138)
  Debt extinguishment                                             (51)               -
                                                           -------------    -------------
Net gains (losses)                                          $    (776)       $     816
                                                           =============    =============

NOTE 13--EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

                                                              Three Months Ended
                                                                  March 31,
                                                        -----------------------------
(in thousands, except per share data)                       2005            2004
                                                        -------------   -------------
Qualifying net income                                   $    18,108      $   12,875
Basic EPS shares                                             33,029          24,664
Basic EPS                                               $      0.55      $     0.52
Dilutive shares                                                 691             686
Diluted EPS shares                                           33,720          25,350
Diluted EPS                                             $      0.54      $     0.51
Antidilutive shares                                               2             205

                                       15

NOTE 14--COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated:

                                                                   Three Months Ended
                                                                        March 31,
                                                             -------------------------------
(in thousands)                                                   2005             2004
                                                             --------------   --------------
Net income                                                    $     18,108     $     12,875
Other comprehensive income (loss):
  Net unrealized gains (losses) on derivatives                       2,654           (7,343)
  Net unrealized holding gains (losses) on debt securities         (19,561)          21,447
  Less reclassification adjustment for gains (losses)
    realized in net income                                            (757)             954
                                                             --------------   --------------
Other comprehensive income (loss) before tax                       (16,150)          13,150
Related income tax expense (benefit)                                (5,653)           4,602
                                                             --------------   --------------
Other comprehensive income (loss) after tax                        (10,497)           8,548
                                                             --------------   --------------
Comprehensive income                                          $      7,611     $     21,423
                                                             ==============   ==============

NOTE 15--EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

                                                              Qualified                                          Non-qualified
                                                             Pension Plan         Postretirement Benefits        Pension Plan
                                                      -------------------------- ------------------------  ------------------------
                                                          Three Months Ended        Three Months Ended        Three Months Ended
                                                               March 31,                 March 31,                 March 31,
                                                      -------------------------- ------------------------  ------------------------
(in thousands)                                           2005          2004         2005         2004         2005          2004
                                                      ----------    -----------  ----------  ------------  -----------  -----------
Service cost - benefits earned during the period      $    304      $     293    $     39     $     26      $     75     $     33
Interest cost on projected benefit obligation              387            374          27           18           209           91
Expected return on plan assets                            (445)          (430)          -            -             -            -
Net amortization and deferral of loss                       50             48          13            9            88           38
                                                      ---------   -------------  ----------  ------------   ----------  -----------
  Subtotal                                                 296            285          79           53           372          162
Reversal of liability                                        -              -      (1,641)           -             -            -
                                                      ---------   -------------  ----------  ------------   ----------  -----------
  Net pension cost included in employee
    benefits expense                                  $    296      $     285    $ (1,562)    $     53      $    372     $    162
                                                      =========   =============  ==========  ============   ==========  ===========

On March 31, 2005, the Corporation announced that the pension plan will be frozen for new entrants. Employees who are already participants in the plan will not be affected by this change. Also on March 31, 2005, the Corporation communicated to retirees currently receiving postretirement benefits that these benefits will be eliminated and no longer offered, effective January 1, 2006. This action resulted in the reversal of the actuarially determined liability of $1.6 million at March 31, 2005.

No contributions were made to the qualified pension plan in the three months ended March 31, 2005 and 2004, respectively. The minimum required contribution in 2005 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2005 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2005, which is equal to the benefits paid under the plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the bank holding company for Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At March 31, 2005, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states - the Baltimore, Washington and Richmond metropolitan areas.

Provident's principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers - individuals, small businesses and middle market businesses. The Bank offers consumer and commercial banking products and services through the Consumer Banking group and the Commercial Banking group. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company ("PIC") and leases through Court Square Leasing and Provident Lease Corporation.

Provident's key business strategies provide it with a unique opportunity in its marketplace. An overview of these strategies are discussed below:

o MAXIMIZE PROVIDENT'S POSITION AS THE RIGHT SIZE BANK IN THE MARKETPLACE. Provident's position as the second largest bank headquartered in Maryland provides a unique opportunity as the "right size" bank in its footprint. The Bank seeks to provide the service of a small institution combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 60 in-store branches throughout its footprint reinforce its right size strategy through convenient hours and full product service. Provident currently has 149 branches concentrated in the Baltimore-Washington corridor and beyond to Richmond, Virginia. Of the 149 banking offices, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 242 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

o    GROW AND DEEPEN CONSUMER AND SMALL BUSINESS RELATIONSHIPS IN MARYLAND
     AND VIRGINIA. Consumer banking continues to be an important component of the Bank's business strategy. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident's banking office network and ProvidentDirect, the Bank's direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

o GROW AND DEEPEN COMMERCIAL AND REAL ESTATE RELATIONSHIPS IN MARYLAND AND VIRGINIA. Commercial banking is the other key component to the Corporation's regional presence in its market area. The Commercial Banking group provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of loan officers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services. The Bank's increased commercial loan and deposit portfolios reflect the benefits derived from Southern Financial's focus on commercial banking in Virginia.

o MOVE FROM A PRODUCT DRIVEN ORGANIZATION TO A CUSTOMER RELATIONSHIP FOCUSED SALES CULTURE. The Corporation's transition to a customer relationship driven sales culture requires deepening relationships through cross-sell and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident's sales force with a targeted approach to customers and prospects. The successful execution of this strategy will be centered on the right size bank commitment - providing the service of a small institution combined with the convenience and wide array of products and services that a strong regional bank offers.

o CREATE A HIGH PERFORMANCE CULTURE THAT FOCUSES ON EMPLOYEE DEVELOPMENT AND RETENTION. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Their development is viewed as a critical part of executing its strategy as the right size bank and transforming the Company's sales culture. The focus is on the employee's development and their approach with Provident's customers.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation ("the Corporation") and its subsidiaries for the periods indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Consolidated Financial Statements and Notes as well as the other information herein.

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles ("GAAP"). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, asset prepayment rates, other real estate owned, other than temporary impairment of investment securities, goodwill and intangible assets, pension and post-retirement benefits, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the applicable sections of Management's Discussion and Analysis. It is at least reasonably possible that each of the Corporation's estimates could change in the near term and the effect of the change could be material to the unaudited Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued balance sheet transition towards growing loans and deposits in the Bank's business segments. The Bank's commitment to its business strategies in the key markets of Baltimore, Washington and Richmond, coupled with the impact of the Southern Financial merger, led to increases in average loans and deposits of 26% and 23%, respectively, over the first quarter of 2004. The April 30, 2004 strategic merger with Southern Financial Bancorp, Inc. added 30 branches in the Northern Virginia, Richmond, Charlottesville and Washington D.C. areas. At March 31, 2005, total assets were $6.4 billion as compared to $6.6 billion at December 31, 2004. The basis for financial comparison for the first quarter of 2005 includes the impact of the Southern Financial merger.

LENDING

Total average loan balances increased to $3.5 billion in first quarter 2005, an increase of $733 million, or 26%, from first quarter 2004 ("prior year quarter"). While commercial loans acquired with the Southern Financial merger contributed to the increase, organic loan production from existing Provident units continued to grow at a double digit pace. The following table summarizes the composition of the Bank's average loans for the periods indicated.

                                                             Three Months Ended
                                                                  March 31,
                                                      -------------------------------           $               %
(dollars in thousands)                                     2005             2004            Variance         Variance
                                                      --------------    -------------    --------------    -------------
Residential real estate:
  Originated residential mortgage                      $      97,550     $     74,932      $     22,618          30.2  %
  Home equity                                                724,721          519,019           205,702          39.6
  Acquired residential                                       542,295          604,064           (61,769)        (10.2)
Other consumer:
  Marine                                                     432,891          463,706           (30,815)         (6.6)
  Other                                                       38,250           44,361            (6,111)        (13.8)
                                                      --------------    -------------    --------------
    Total consumer                                         1,835,707        1,706,082           129,625           7.6
                                                      --------------    -------------    --------------
Commercial real estate:
  Commercial mortgage                                        484,661          321,943           162,718          50.5
  Residential construction                                   259,940          169,767            90,173          53.1
  Commercial construction                                    281,705          216,648            65,057          30.0
Commercial business                                          680,837          395,614           285,223          72.1
                                                      --------------    -------------    --------------
    Total commercial                                       1,707,143        1,103,972           603,171          54.6
                                                      --------------    -------------    --------------
Total loans                                            $   3,542,850     $  2,810,054      $    732,796          26.1
                                                      ==============    =============    ==============

Provident's expanded presence in the Washington and Richmond metropolitan regions was the primary contributor to the achievement of the 26% growth in average loans. The average loan growth of $733 million in the last twelve months is comprised of $130 million, or 8%, in consumer loans and $603 million, or 55%, in commercial loans. The result is a balanced mix of revenue sources between the two business segments with $1.8 billion, or 52%, in consumer loans, and $1.7 billion, or 48%, in commercial loans. Geographically, average loan balances of $1.3 billion originated in the Washington and Richmond metropolitan regions were more than twice the level in first quarter 2004 and represented 36% of total average loans in first quarter 2005. This growth emphasizes the Corporation's commitment to the Virginia market as well as the benefits of the merger.

Consumer banking continues to be an important component of the Bank's business strategy. Average consumer loan balances increased $130 million, or 8%, over the prior year quarter. Home equity loans averaged $725 million, and increased 40% over the prior year. The strong growth in home equity lending was partially offset by managed declines in marine loans and purchased residential loans totaling $93 million. This shift indicates the Bank's focus on its key business segments. Average residential mortgage loans also increased $23 million over the prior year quarter as a result of loans acquired from Southern Financial.

Commercial banking is the other key component to the Corporation's regional presence in its market area. Average commercial and real estate loans increased 72% and 45%, respectively. Commercial mortgage loans and commercial and residential construction loans each posted increases during the quarter. The increase in the commercial loan portfolios over the 2004 first quarter also reflects the benefits derived from Southern Financial's focus on commercial banking in Virginia.

ASSET QUALITY

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

                                                                   March 31,                   December 31,
                                                                      2005                        2004
                                                               ---------------               -------------
(dollars in thousands)
NON-PERFORMING ASSETS:
Originated residential mortgage                                 $       1,230                $      1,934
Home equity                                                               275                         103
Acquired residential                                                    8,900                       8,393
Other consumer                                                              -                         147
Commercial mortgage                                                     1,598                       1,612
Residential real estate construction                                        -                           -
Commercial real estate construction                                       195                       1,063
Commercial business                                                    11,008                      12,461
                                                               ---------------               -------------
Total non-accrual loans                                                23,206                      25,713
Total renegotiated loans                                                    -                           -
                                                               ---------------               -------------
    Total non-performing loans                                         23,206                      25,713
Total other assets and real estate owned                                1,578                       1,616
                                                               ---------------               -------------
    Total non-performing assets                                 $      24,784                $     27,329
                                                               ===============               =============
90-DAY DELINQUENCIES:
Originated residential mortgage                                 $       3,315                $      5,442
Home equity                                                               348                         126
Acquired residential                                                    4,834                       3,655
Other consumer                                                          1,033                       1,108
Commercial business                                                     1,244                       1,883
                                                               ---------------               -------------
    Total 90-day delinquencies                                  $      10,774                $     12,214
                                                               ===============               =============
ASSET QUALITY RATIOS:
Non-performing loans to loans                                           0.65%                       0.72%
Non-performing assets to loans                                          0.70%                       0.77%
Allowance for loan losses to loans                                      1.29%                       1.30%
Net charge-offs in quarter to average loans                             0.24%                       0.28%
Allowance for loan losses to non-performing loans                     196.67%                     179.56%

Credit conditions in first quarter 2005 reflect continuation of the asset quality within the Corporation's loan portfolios. Non-performing assets were $24.8 million at March 31, 2005, a decline of $2.5 million from the level at December 31, 2004. The decline in non-performing assets was due to the resolution of non-performing commercial business and commercial real estate construction loans during the quarter. Non-performing commercial business loans include $1.3 million of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.70% at March 31, 2005 compared to 0.77% at December 31, 2004. The level of 90-day delinquent loans also declined during the quarter, decreasing $1.4 million, or 12%, to $10.8 million. No assurance can be given regarding the level of non-performing assets in the future.

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

In addition to being used to categorize risk, the Bank's internal ten-point risk rating system is used to determine the allocated allowance for the commercial portfolio. Reserve factors, based on the actual loss history for a 5-year period for criticized loans, are assigned. If the factor, based on loss history for classified credits is lower than the minimum established factor, the higher factor is applied. For pass rated credits, the factors are based on the rating profile of the portfolio and the consequent historic losses of bonds with equivalent ratings.

For the consumer portfolios, the determination of the allocated allowance is conducted at an aggregate, or pooled, level. Each quarter, historical rolling loss rates for homogenous pools of loans in these portfolios provide the basis for the allocated reserve. For any portfolio where the Bank lacks sufficient historic experience, industry loss rates are used. If recent history is not deemed to reflect the inherent losses existing within a portfolio, older historic loss rates during a period of similar economic or market conditions are used.

The Bank's credit administration group adjusts the indicated loss rates based on qualitative factors. Factors that are considered in adjusting loss rates include risk characteristics, credit concentration trends and general economic conditions, including job growth and unemployment rates. For commercial and real estate portfolios, additional factors include the level and trend of watched and criticized credits within those portfolios; historic loss rates, commercial real estate vacancy, absorption and rental rates; and the number and volume of syndicated credits, construction loans, or other portfolio segments deemed to carry higher levels of risk. Upon completion of the qualitative adjustments, the overall allowance is allocated to the components of the portfolio based on the adjusted loss factors.

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

The FDIC examines the Bank periodically and, accordingly, as part of this exam, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

At March 31, 2005, the allowance was $45.6 million, or 1.29% as a percentage of total loans outstanding, compared to an allowance at December 31, 2004 of $46.2 million, or 1.30% as a percentage of total loans outstanding. The allowance coverage increased to 197% of non-performing loans at March 31, 2005 compared to 180% at December 31, 2004. Portfolio-wide net charge-offs represented 0.24% of average loans in first quarter 2005, down from 0.26% in first quarter 2004 and 0.28% in fourth quarter 2004.

DEPOSITS

The following table summarizes the composition of the Corporation's average deposit balances for the periods indicated.

                                                              Three Months Ended
                                                                  March 31,
                                                         ------------------------------        $               %
(dollars in thousands)                                       2005             2004          Variance        Variance
                                                         --------------   -------------   -------------   ------------
Transaction accounts:
  Noninterest-bearing                                     $    791,747     $   567,530     $  224,217         39.5 %
  Interest-bearing                                             520,013         449,735         70,278         15.6
Savings/money market:
  Savings                                                      749,080         715,265         33,815          4.7
  Money market                                                 533,176         467,537         65,639         14.0
Certificates of deposit:
  Direct                                                       798,065         652,280        145,785         22.4
  Brokered                                                     373,809         218,863        154,946         70.8
                                                         --------------   -------------   -------------
    Total deposits                                        $  3,765,890     $ 3,071,210     $  694,680         22.6
                                                         ==============   =============   =============
Deposits by source:
  Consumer                                                $  2,660,397     $ 2,358,903     $  301,494         12.8
  Commercial                                                   731,684         493,444        238,240         48.3
  Brokered                                                     373,809         218,863        154,946         70.8
                                                         --------------   -------------   -------------
    Total deposits                                        $  3,765,890     $ 3,071,210     $  694,680         22.6
                                                         ==============   =============   =============

Average deposits increased $695 million, or 23%, in first quarter 2005 over the same quarter last year. Demand accounts represented the largest increase of $294 million, or 29%. Average money market, savings, and time deposits accounts represented the remaining increase over the prior year's quarter. Average brokered deposits also increased over the 2004 first quarter, driven by an increase in callable brokered deposits acquired in the merger, as well as brokered deposits issued during the year as a less expensive alternative to borrowing.

Provident's Virginia franchise continues to be a significant component of its business focus. For the quarter, consumer and commercial deposits in the Washington metropolitan and Virginia markets increased 54% and 104%, respectively, representing increases in all deposit categories. The 30 branches added from the Southern Financial merger facilitated the growth in deposits for the year. The Virginia franchise has grown to 83 branches, or 56% of total branches, in the key metropolitan markets of Washington and Richmond.

Total average consumer deposits increased 13% in first quarter 2005 over first quarter 2004. Average consumer demand account balances increased 18%, from $670 million in the 2004 first quarter, to $793 million in 2005. Average consumer certificates of deposit increased 18% and average consumer money market and savings deposits increased 6% over the prior year quarter. Commercial deposits increased 48% over the prior year quarter with average demand account balances, money market balances and certificates of deposit representing the areas of growth. The increase in the commercial deposit portfolios over the 2004 first quarter also reflects the benefits derived from Southern Financial's focus on commercial banking in Virginia.

TREASURY ACTIVITIES

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management's objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At March 31, 2005, the investment securities portfolio was $2.2 billion, or 33% of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk, as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

To achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities ("MBS") and other debt securities, which include corporate bonds and asset-backed securities ("ABS"). At March 31, 2005, 68% of the investment portfolio was invested in MBS. The ABS portfolio, representing 20% of the total portfolio, consists predominately of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody's or S&P, and U.S. Treasury, Agency, and municipal securities.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment's duration, the longer the time until its rate is reset to current market rates. The Bank's risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 4%. In the current economic environment, the duration is targeted for the middle of that range. Another risk in the investment portfolio is credit risk. At March 31, 2005, over 78% of the entire investment portfolio was rated AAA, 21% was investment grade below AAA, and 1% was rated below investment grade or was not rated. The allocation to single A rated floating rate ABS was increased by 3%, or $61 million, in anticipation of rising short-term interest rates.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at March 31, 2005. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at March 31, 2005.

Provident's funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements; and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased ("fed funds"), Federal Home Loan Bank ("FHLB") borrowings, securities sold under repurchase agreements ("repos"), and brokered and jumbo certificates of deposit ("CDs"). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the trust preferred securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%.

Average borrowings increased $207 million in first quarter 2005 from first quarter 2004. Average repo balances increased $149 million, representing commercial customer cash management products. Average trust preferred balances increased $23 million due to trust preferred securities acquired as part of the merger. Average fed funds decreased $27 million, reflecting management's intentions to match fund more of the Bank's prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $92 million; offsetting runoff of higher cost pre-merger brokered CDs. During first quarter 2005, the Bank restructured $36 million of debt, extinguishing FHLB borrowings. A loss of $51 thousand was incurred in connection with the transactions.

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

The Bank's primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At March 31, 2005, $1.6 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $655 million. An excess liquidity position of $464 million remains after covering $191 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At March 31, 2005, the Bank possessed over $880 million of overnight borrowing capacity, of which only $140 million was in use at period-end. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In first quarter 2005, the Bank issued $41 million of brokered CDs at favorable pricing levels.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2005, over $500 million of the Bank's investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank's $1.8 billion consumer loan portfolio is saleable in an efficient market.

A significant use of the Corporation's liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank's performance to generate capital growth through Bank earnings. A portion of the Bank's earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the holding company are utilized to pay dividends to stockholders, repurchase shares and pay interest on trust preferred securities. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

CONTRACTUAL OBLIGATIONS, COMMITMENTS AND OFF BALANCE SHEET ARRANGEMENTS

The Corporation has various contractual obligations, such as long-term borrowings, that are recorded as liabilities in the Consolidated Financial Statements. Other items, such as certain minimum lease payments for the use of banking and operations offices under operating lease agreements, are not recognized as liabilities in the Consolidated Financial Statements, but are required to be disclosed. Each of these arrangements affects the Corporation's determination of sufficient liquidity.

The following table summarizes significant contractual obligations at March 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

                                                          Contractual Payments Due by Period
                               -----------------------------------------------------------------------------------------
(in thousands)                      Less
                                   than 1              1-3               4-5             After 5
                                    Year              Years             Years             Years              Total
                               ---------------    --------------    --------------    --------------    ----------------
Lease obligations               $    13,266        $   23,488         $  18,910        $   30,842         $    86,506
Long-term debt                      365,128           493,173           111,977           154,252           1,124,530
                               -----------------------------------------------------------------------------------------
  Total                         $   378,394        $  516,661         $ 130,887        $  185,094         $ 1,211,036
                               =========================================================================================

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31, 2005 were as follows:

                                                                                                      March 31,
(in thousands)                                                                                          2005
                                                                                                    --------------
Commercial business and real estate                                                                  $   773,919
Consumer revolving credit                                                                                544,030
Residential mortgage credit                                                                               23,756
Performance standby letters of credit                                                                    103,035
Commercial letters of credit                                                                               1,262
                                                                                                    --------------
  Total loan commitments                                                                             $ 1,446,002
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

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers' elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections. Basis risk exists as a result of having much of the Bank's earning assets priced using either the Prime rate or the U.S. Treasury yield curve, while much of the liability portfolio is priced using the CD yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2005 for the March 31, 2005 data and on January 1, 2005 for the December 31, 2004 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

                                                        At March 31, 2005                        At December 31, 2004
                                                            Projected                                 Projected
                                                      Percentage Change in                       Percentage Change in
      Interest Rate Scenario                           Net Interest Income                       Net Interest Income
      ---------------------------------         ----------------------------------         ---------------------------------
      -100 basis points                                       -4.0%                                     -3.4%
      No change                                                 --                                         --
      +100 basis points                                       +3.0%                                     +1.4%
      +200 basis points                                       +4.0%                                     +1.6%

The isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 4.1% under probable single direction scenarios. The Corporation's one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates.

The Corporation increased its asset sensitivity position slightly from year-end 2004 by replacing fixed rate mortgage backed securities with floating rate ABS.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling over $400 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates - specifically, the 10-year constant maturity swap rate - rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $549 million notional amount in interest rate swaps were in force to reduce interest rate risk, and $300 million of interest rate caps were employed to protect the interest margin from rising interest rates.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio.

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

CAPITAL RESOURCES

Total stockholders' equity was $613 million at March 31, 2005, a decline of $4 million from December 31, 2004. The change in stockholders' equity for the period was attributable to $18.1 million in earnings that was more than offset by dividends paid of $8.6 million, or $0.265 per share and a decrease of $10.5 million in net accumulated other comprehensive income (loss). Net accumulated other comprehensive income (loss) decreased due primarily to a decrease in market value of available for sale securities. Capital was also reduced by $4.7 million from the repurchase of 136,324 shares of the Corporation's common stock at an average price of $34.77. The Corporation is authorized to repurchase an additional 472,891 shares under its stock repurchase program.

The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted quarterly average assets ("leverage ratio") and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as "well capitalized" under prompt corrective action regulations are summarized in the following table.

                                                                     March 31,      December 31,
(dollars in thousands)                                                 2005            2004
                                                                 ---------------   --------------
Total equity capital per consolidated financial statements        $     613,379     $    617,439
Qualifying trust preferred securities                                   134,000          164,000
Minimum pension liablity                                                 (1,365)          (1,365)
Accumulated other comprehensive loss                                     11,461              964
                                                                 ---------------   --------------
  Adjusted capital                                                      757,475          781,038
Adjustments for tier 1 capital:
  Goodwill and disallowed intangible assets                            (268,315)        (269,078)
                                                                 ---------------   --------------
    Total tier 1 capital                                                489,160          511,960
                                                                 ---------------   --------------
Adjustments for tier 2 capital:
  Allowance for loan losses                                              45,639           46,169
  Allowance for letter of credit losses                                     514              474
                                                                 ---------------   --------------
    Total tier 2 capital adjustments                                     46,153           46,643
                                                                 ---------------   --------------
Total regulatory capital                                          $     535,313     $    558,603
                                                                 ===============   ==============

Risk-weighted assets                                              $   4,353,188     $  4,346,973
Quarterly regulatory average assets                                   6,171,886        6,198,284

                                                                                               Minimum
                                                                                              Regulatory         To be "Well
Ratios:                                                                                       Requirements       Capitalized"
                                                                                      ------------------------------------------
  Tier 1 leverage                                              7.93 %           8.26 %            4.00 %              5.00 %
  Tier 1 capital to risk-weighted assets                      11.24            11.78              4.00                6.00
  Total regulatory capital to risk-weighted assets            12.30            12.85              8.00               10.00

On April 30, 2004, as a result of the Southern Financial merger, regulatory capital increased as a result of the $251 million of equity capital issued as part of the merger transaction, the inclusion of $23 million of Southern Financial's trust preferred securities and the increased allowance for loan losses. These additions were partially offset by the $261 million of additional goodwill and other intangible assets arising from the merger that are deducted from regulatory capital.

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% trust preferred securities of Provident Trust II. The trust preferred securities had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005.

RESULTS OF OPERATIONS

OVERVIEW

Provident's continued focus on financial fundamentals produced strong results for the quarter. The Corporation recorded net income of $18.1 million or $0.54 per diluted share in the quarter ended March 31, 2005 compared to $12.9 million and $0.51 per diluted share in first quarter 2004, representing increases over first quarter 2004 of 41% and 6%, respectively. Provident continued to show improvement in its financial fundamentals with key performance measures showing improvement over first quarter 2004. Return on assets was 1.14% and the efficiency ratio was 62.00% in first quarter 2005 compared to 0.99% and 65.53%, respectively, in first quarter 2004. Operating results from the merger with Southern Financial have been included for the entire first quarter 2005.

Solid loan growth in key business segments and the effects of the Southern Financial merger augmented first quarter results. Improved earnings included an increase of $11.6 million in the net interest margin, a $0.8 million decrease in the provision for loan losses and a $1.7 million increase in non-interest income, which were partially offset by a $6.9 million increase in non-interest expense and a $2.0 million increase in income tax expense, resulting in a $5.2 million increase in net income from first quarter 2004.

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


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                                         ---------------------------------------------------------------------------
                                                   Three Months Ended                    Three Months Ended
                                                    March 31, 2005                         March 31, 2004
                                         -----------------------------------     -----------------------------------
(dollars in thousands)                     Average       Income/     Yield/        Average       Income/     Yield/
(tax-equivalent basis)                     Balance       Expense      Rate         Balance       Expense      Rate
                                         ------------   ----------   -------     -----------    ----------  --------
ASSETS:
Interest-earning assets:
Originated residential                   $     97,550   $    1,694     7.04 %    $    74,932    $   1,310     7.03 %
Home equity                                   724,721        9,352     5.23          519,019        6,132     4.75
Acquired residential                          542,295        7,791     5.83          604,064        9,008     6.00
Marine                                        432,891        5,583     5.23          463,706        6,047     5.24
Other consumer                                 38,250          771     8.17           44,361          870     7.89
Commercial mortgage                           484,661        7,172     6.00          321,943        4,340     5.42
Residential construction                      259,940        3,886     6.06          169,767        2,026     4.80
Commercial construction                       281,705        3,914     5.63          216,648        2,015     3.74
Commercial business                           680,837       10,590     6.31          395,614        5,420     5.51
                                         ------------   -----------              -----------    ----------
    Total loans                             3,542,850       50,753     5.81        2,810,054       37,168     5.32
                                         ------------   -----------              -----------    ----------
Loans held for sale                             6,093           88     5.86            4,149           64     6.20
Short-term investments                          8,671           43     2.01            1,592            2     0.51
Taxable investment securities               2,156,984       24,321     4.57        2,076,515       22,534     4.36
Tax-advantaged investment securities           12,995          231     7.21           16,799          298     7.13
                                         ------------   -----------              -----------    ----------
    Total investment securities             2,169,979       24,552     4.59        2,093,314       22,832     4.39
                                         ------------   -----------              -----------    ----------
    Total interest-earning assets           5,727,593       75,436     5.34        4,909,109       60,066     4.92
                                         ------------   -----------              -----------    ----------
Less: allowance for loan losses               (46,051)                               (35,576)

Cash and due from banks                       127,760                                118,671
Other assets                                  616,048                                238,582
                                         ------------                            -----------
   Total assets                          $  6,425,350                            $ 5,230,786
                                         ============                            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:

Demand/money market deposits             $  1,053,189        2,208     0.85      $   917,272        1,330     0.58
Savings deposits                              749,080          540     0.29          715,265          510     0.29
Direct time deposits                          798,065        4,476     2.27          652,280        3,322     2.05
Brokered time deposits                        373,809        2,964     3.22          218,863        3,452     6.34
Short-term borrowings                         837,946        4,473     2.16          670,195        1,578     0.95
Long-term debt                              1,174,439       10,266     3.55        1,135,984       10,948     3.88
                                         ------------   -----------              -----------    ----------
    Total interest-bearing liabilities      4,986,528       24,927     2.03        4,309,859       21,140     1.97
                                         ------------   -----------              -----------    ----------
Noninterest-bearing demand deposits           791,747                                567,530
Other liabilities                              27,336                                 20,974
Stockholders' equity                          619,739                                332,423
                                         ------------                            -----------
    Total liabilities and stockholders'
     equity                              $  6,425,350                            $ 5,230,786
                                         ============                            ===========
Net interest-earning assets              $    741,065                            $   599,250
                                         ============                            ===========
Net interest income (tax-equivalent)                        50,509                                 38,926
Less: tax-equivalent adjustment                               (188)                                  (203)
                                                        -----------                             ----------
Net interest income                                     $   50,321                              $  38,723
                                                        ===========                             ==========
Net yield on interest-earning assets                                   3.58 %                                 3.19 %



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
THREE MONTHS ENDED MARCH 31, 2005 AND 2004


                                                                                                -----------------------------
                                                                                                          2005/2004
                                       -----------------------------------------------------       Income/Expense Variance
                                                 2005/2004 Increase/(Decrease)                         Due to Change In
                                       -----------------------------------------------------    -----------------------------
(dollars in thousands)                    Average        %          Income/        %               Average         Average
(tax-equivalent basis)                    Balance       Change      Expense       Change             Rate           Volume
                                       -------------- ---------   ------------ -------------    ---------------  ------------
ASSETS:
Interest-earning assets:
Originated residential                  $     22,618      30.2 %   $      384       29.3 %       $        2       $      382
Home equity                                  205,702      39.6          3,220       52.5                656            2,564
Acquired residential                         (61,769)    (10.2)        (1,217)     (13.5)              (266)            (951)
Marine                                       (30,815)     (6.6)          (464)      (7.7)               (18)            (446)
Other consumer                                (6,111)    (13.8)           (99)     (11.4)                30             (129)
Commercial mortgage                          162,718      50.5          2,832       65.3                494            2,338
Residential construction                      90,173      53.1          1,860       91.8                616            1,244
Commercial construction                       65,057      30.0          1,899       94.2              1,192              707
Commercial business                          285,223      72.1          5,170       95.4                865            4,305
                                       --------------             ------------
    Total loans                              732,796      26.1         13,585       36.6
                                       --------------             ------------
Loans held for sale                            1,944      46.9             24       37.5                 (4)              28
Short-term investments                         7,079     444.7             41    2,050.0                 16               25
Taxable investment securities                 80,469       3.9          1,787        7.9                986              801
Tax-advantaged investment securities          (3,804)    (22.6)           (67)     (22.5)                 3              (70)
                                       --------------             ------------
    Total investment securities               76,665       3.7          1,720        7.5
                                       --------------             ------------
    Total interest-earning assets            818,484      16.7         15,370       25.6              5,206           10,164
                                       --------------             ------------
Less: allowance for loan losses              (10,475)     29.4
Cash and due from banks                        9,089       7.7
Other assets                                 377,466     158.2
                                       --------------
   Total assets                         $  1,194,564      22.8
                                       ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits            $    135,917      14.8            878       66.0                663              215
Savings deposits                              33,815       4.7             30        5.9                  9               21
Direct time deposits                         145,785      22.4          1,154       34.7                382              772
Brokered time deposits                       154,946      70.8           (488)     (14.1)            (2,229)           1,741
Short-term borrowings                        167,751      25.0          2,895      183.5              2,423              472
Long-term debt                                38,455       3.4           (682)      (6.2)            (1,025)             343
                                       --------------             ------------
  Total interest-bearing liabilities         676,669      15.7          3,787       17.9                567            3,220
                                       --------------             ------------
Noninterest-bearing demand deposits          224,217      39.5
Other liabilities                              6,362      30.3
Stockholders' equity                         287,316      86.4
                                       --------------
   Total liabilities and stockholders'
    equity                              $  1,194,564      22.8
                                       ==============
Net interest-earning assets             $    141,815      23.7
                                       ==============
Net interest income (tax-equivalent)                                   11,583       29.8         $    4,639       $    6,944
Less: tax-equivalent adjustment                                            15       (7.4)
                                                                  ------------
Net interest income                                                $   11,598       30.0
                                                                  ============

The net interest margin, on a tax-equivalent basis, increased 39 basis points to 3.58% and was driven by continued solid growth in lending activities. Average loan growth of $733 million drove average earning assets up to $5.7 billion during the quarter. The yield on earning assets correspondingly increased as a result of the loan growth which more than offset the increase in funding costs. In addition, higher yielding investment securities were purchased with proceeds from sales of investment securities during the quarter.

Net interest income on a tax-equivalent basis was $50.5 million in first quarter 2005, compared to $38.9 million in first quarter 2004. Total interest income increased $15.4 million and total interest expense increased $3.8 million. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial's assets and liabilities for first quarter 2005.

The yield on earning assets was 5.34% in first quarter 2005, a 42 basis point increase from 4.92% in first quarter 2004. A higher ratio of average loans to investment securities and the benefits derived from the addition of the Southern Financial loan portfolio resulted in the higher interest income.

The average rate paid on interest-bearing liabilities increased 6 basis points to 2.03% in first quarter 2005, from 1.97% in first quarter 2004. The decline in the average rate paid was primarily due to lower rate callable brokered CDs acquired in the merger that replaced higher rate brokered CDs that matured during the period. Interest expense benefited further from a $224 million increase in average noninterest-bearing deposit balances during the quarter.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $287 thousand and interest expense decreased by $1.1 million, for a total increase of $863 thousand in net interest income relating to derivative transactions for the quarter ended March 31, 2005.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES

The Corporation's underwriting and collection efforts, as well as aggressive management of potential problem loans resulted in a provision for loan losses of $1.6 million in first quarter 2005 compared to $2.4 million in first quarter 2004. Net charge-offs were $2.1 million, or 0.24% of average loans, in first quarter 2005 compared to $1.8 million, or 0.26% of average loans, in first quarter 2004. Acquired residential loan net charge-offs as a percentage of average acquired residential loans continued to decline during the period, from 0.83% in first quarter 2004 to 0.47% in first quarter 2005.

NON-INTEREST INCOME

Non-interest income grew 7% to $25.3 million, up from $23.6 million in the first quarter 2004. Deposit fee income increased 4%, reflecting increases in consumer and commercial deposit fees. Virtually all of the increase in consumer deposit fees was from the addition of the Southern Financial account base, as well as debit card fee income, which increased 39%. As with many of the Bank's peers, consumer deposit fees are being negatively impacted by decreases in checking transactions and decreases in NSF activity during the quarter. Other non-interest income also included $1.5 million of proceeds related to cash surrender value insurance policies maintained by the Corporation.

Net losses were $776 thousand in first quarter 2005, compared to net gains of $816 thousand in first quarter 2004. First quarter 2005 included investment/borrowing transactions that were focused on improving future interest yield performance. These transactions generated net losses of $876 thousand from the sales of securities and net losses of $51 thousand from the extinguishment of $36 million of FHLB borrowings. The proceeds from the sales were used to purchase investment securities at higher yields. The disposition of loans and foreclosed properties, which occur in the ordinary course of business, generated net gains of $151 thousand in 2005.

NON-INTEREST EXPENSE

Non-interest expense of $47.5 million for first quarter 2005 was $6.9 million higher than first quarter 2004. Of this increase, approximately $4.4 million was attributable to the Corporation's expansion activities, including its merger with Southern Financial. The growth in non-interest expense, other than that which was impacted by expenses relating to expansion, was $2.5 million. Non-interest expense included the impact of $1.4 million in professional fees for services rendered in first quarter 2005 relating to 2004 compliance with the Sarbanes-Oxley Act of 2002. Also included in non-interest expense was a reduction of $1.6 million related to the termination of the Corporation's postretirement benefits plan, which was communicated to participants in March 2005.

INCOME TAXES

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank's control. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $1.8 million at March 31, 2005 versus $1.7 million at December 31, 2004.

The Corporation recorded income tax expense of $8.4 million based on pre-tax income of $26.6 million, representing an effective tax rate of 31.8% in first quarter 2005. In first quarter 2004, the Corporation recorded a tax expense of $6.4 million on pre-tax income of $19.3 million, an effective tax rate of 33.3%. The effective tax rate declined due primarily to the impact of the Corporation's increased investments in affordable housing credits and bank-owned life insurance and its proceeds, as well as a decrease in state income tax expense.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2004, see "Interest Sensitivity Management" and Note 9 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The market risk of the Corporation has not experienced any material changes as of March 31, 2005 from December 31, 2004. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on January 15, 2003, the Corporation approved an additional stock repurchase of 1.0 million shares. Currently the maximum number of shares remaining to be purchased under this plan is 472,891. All shares have been repurchased pursuant to the publicly announced plan.

The following table provides certain information with regard to shares repurchased by the Corporation in the first quarter of 2005.

                                                                                                       Maximum Number
                                     Total Number          Average             Total Number of      of Shares Remaining
                                      of Shares           Price Paid          Shares Purchased        to be Purchased
            Period                    Purchased           per Share             Under Plan              Under Plan
-------------------------------    ----------------      -------------      -----------------       -----------------
    January 1 - January 31              136,324           $   34.77               136,324                 472,891
   February 1 - February 28                   -                 -                       -                 472,891
      March 1 - March 31                      -                 -                       -                 472,891
                                   ----------------      -------------      -----------------       -----------------
            Total                       136,324           $   34.77               136,324                 472,891

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - NONE

ITEM 5.  OTHER INFORMATION

The following disclosure would otherwise have been filed on Form 8-K under the heading: "Item 1.01. Entry into a Material Definitive Agreement":

The Corporation has entered into change in control agreements with the following executive officers: Gary N. Geisel, Kevin G. Byrnes, Richard J. Oppitz and Dennis A. Starliper. These agreements, as modified on May 5, 2005, replace the former agreements between the executives and the Corporation and the Bank. As in the former agreements, following a change in control, if the executives are involuntarily terminated other than for just cause (as defined in the agreements) or if they terminate voluntarily under circumstances constituting constructive termination (as defined in the agreements), they become entitled to a cash payment equal to three times their average annual taxable compensation for the five (5) consecutive taxable years preceding their termination date, as reported on Box 1 of Form W-2, as well as continued life and medical insurance for thirty-six months following termination. As modified, however, the agreements exclude from the above definition of average annual compensation any taxable compensation realized upon the vesting of restricted stock and the exercise of stock options. The modified agreements also provide that the executives may resign for any reason within one year after a change in control and receive a sum equal to one half their base salary and continued life and medical coverage for six months (or the cash equivalent).

ITEM 6.  EXHIBITS

The exhibits and financial statements filed as a part of this report are as follows:

  (2.0)  Agreement and Plan of Reorganization between Provident Bankshares
           Corporation and Southern Financial Bancorp, Inc. (1)
  (3.1) Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)
  (3.2)  Fifth Amended and Restated By-Laws of Provident Bankshares
           Corporation (3)
 (10.1)  Form of Change in Control Agreement between Provident Bankshares
           Corporation and Gary N. Geisel, Kevin G. Byrnes, Richard J. Oppitz and Dennis A. Starliper
 (11.0)  Statement re: Computation of Per Share Earnings (4)
 (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (32.1) Section 1350 Certification of Chief Executive Officer
 (32.2)  Section 1350 Certification of Chief Financial Officer

(1) Incorporated by reference from Registrant's Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3) Incorporated by reference from Registrant's Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4) Included in Note 13 to the Unaudited Consolidated Financial Statements on page 15 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Principal Executive Officer:

May 10, 2005                               By  /s/   GARY N. GEISEL
                                               ---------------------------------
                                               Gary N. Geisel
                                               Chairman of the Board
                                               and Chief Executive Officer


                                           Principal Financial Officer:

May 10, 2005                               By  /s/ DENNIS A. STARLIPER
                                               ---------------------------------
                                               Dennis A. Starliper
                                               Executive Vice President and
                                               Chief Financial Officer

EXHIBIT INDEX
EXHIBIT                               DESCRIPTION
------------   -----------------------------------------------------------------
    10.1       Form of Change in Control Agreement
    31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
    31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
    32.1       Section 1350 Certification of Chief Executive Officer
    32.2       Section 1350 Certification of Chief Financial Officer