Form 10-Q/A
period 2005-03-31
PROVIDENT BANKSHARES CORP
filed 2005-05-13
CIK 818969

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q/A

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


                                                          Explanatory Note

This amendment is being filed to correct a typographical error in the Corporation's Form 10-Q for the period ended March 31, 2005
(filed with the Securities and Exchange Commission on May 10, 2005) regarding the amount of "Income Taxes Paid" by the Corporation during the period ended March 31, 2005 as reflected in the Consolidated Statements of Cash Flows.  Income Taxes Paid during this period was approximately $28,000.

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



                                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                      Three Months Ended
                                                                                                            March 31,
                                                                                               ----------------------------------
(in thousands)                                                                                     2005                2004
                                                                                               --------------     ---------------
OPERATING ACTIVITIES:
  Net income                                                                                    $     18,108       $      12,875
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                      6,543               7,246
    Provision for loan losses                                                                          1,575               2,391
    Provision for deferred income tax (benefit)                                                          171                (917)
    Net (gains) losses                                                                                   776                (816)
    Originated loans held for sale                                                                   (15,880)            (12,497)
    Proceeds from sales of loans held for sale                                                        18,097              12,111
    Net decrease in accrued interest receivable and other assets                                       4,611               2,339
    Net increase (decrease) in accrued expenses and other liabilities                                 (1,534)              7,825
                                                                                               --------------     ---------------
  Total adjustments                                                                                   14,359              17,682
                                                                                               --------------     ---------------
Net cash provided by operating activities                                                             32,467              30,557
                                                                                               --------------     ---------------

INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                               83,480              92,899
  Proceeds from sales of securities available for sale                                               129,900             113,042
  Purchases of securities available for sale                                                         (87,235)           (227,720)
  Loan principal collections less originations and purchases                                          11,206             (48,307)
  Purchases of premises and equipment                                                                 (3,007)             (2,532)
                                                                                               --------------     ---------------
Net cash provided (used) by investing activities                                                     134,344             (72,618)
                                                                                               --------------     ---------------

FINANCING ACTIVITIES:
  Net increase in deposits                                                                           150,315             122,769
  Net decrease in short-term borrowings                                                             (198,665)            (72,224)
  Proceeds from long-term debt                                                                        30,000                   -
  Payments and maturities of long-term debt                                                         (110,203)            (17,042)
  Proceeds from issuance of stock                                                                      1,669               4,317
  Purchase of treasury stock                                                                          (4,747)                  -
  Cash dividends paid on common stock                                                                 (8,593)             (6,035)
                                                                                               --------------     ---------------
Net cash provided (used) by financing activities                                                    (140,224)             31,785
                                                                                               --------------     ---------------
Increase (decrease) in cash and cash equivalents                                                      26,587             (10,276)
Cash and cash equivalents at beginning of period                                                     134,322             128,185
                                                                                               --------------     ---------------
Cash and cash equivalents at end of period                                                      $    160,909       $     117,909
                                                                                               ==============     ===============

SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                     $     18,338       $      15,518
  Income taxes paid                                                                                       28                  96

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

                                                           10

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

                                       14

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits and financial statements filed as a part of this report are as follows:

  (2.0)  Agreement and Plan of Reorganization between Provident Bankshares
           Corporation and Southern Financial Bancorp, Inc. (1)
  (3.1) Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)
  (3.2)  Fifth Amended and Restated By-Laws of Provident Bankshares
           Corporation (3)
 (10.1)  Form of Change in Control Agreement between Provident Bankshares
           Corporation and Gary N. Geisel, Kevin G. Byrnes, Richard J. Oppitz and Dennis A. Starliper (previously filed)
 (11.0)  Statement re: Computation of Per Share Earnings (4)
 (31.1) Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (31.2) Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (32.1) Section 1350 Certification of Chief Executive Officer
 (32.2)  Section 1350 Certification of Chief Financial Officer

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


                                           Principal Executive Officer:

May 13, 2005                               By  /s/ GARY N. GEISEL
                                               ---------------------------------
                                               Gary N. Geisel
                                               Chairman of the Board
                                               and Chief Executive Officer


                                           Principal Financial Officer:

May 13, 2005                               By  /s/ DENNIS A. STARLIPER
                                               ---------------------------------
                                               Dennis A. Starliper
                                               Executive Vice President and
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