Form 10-Q
period 2005-06-30
PROVIDENT BANKSHARES CORP
filed 2005-08-09
CIK 818969

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

At August 4, 2005, the Registrant had 32,912,014 shares of $1.00 par value common stock outstanding.


================================================================================



                                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                       Page

Item 1. Financial Statements

Consolidated Statements of Condition
June 30, 2005 and 2004 and December 31, 2004                                                           3

Consolidated Statements of Income - Unaudited
Three and six month periods ended June 30, 2005 and 2004                                               4

Consolidated Statements of Cash Flows - Unaudited
Six month periods ended June 30, 2005 and 2004                                                         5

Notes to Consolidated Financial Statements - Unaudited                                                 6

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations                                                      17

Item 3. Quantitative and Qualitative Disclosures
         About Market Risk                                                                            36

Item 4. Controls and Procedures                                                                       36

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                                           37

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds                                 37

Item 3.   Defaults upon Senior Securities                                                             37

Item 4.   Submission of Matters to a Vote of Security Holders                                         37

Item 5.   Other Information                                                                           38

Item 6.   Exhibits                                                                                    38

SIGNATURES                                                                                            39

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


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CONDITION

                                                                                       June 30,       December 31,      June 30,
(dollars in thousands, except per share and share amounts)                               2005             2004            2004
                                                                                     --------------   -------------   --------------
                                                                                       (Unaudited)                      (Unaudited)
ASSETS:
  Cash and due from banks                                                            $     150,487    $    124,664    $     179,624
  Short-term investments                                                                     5,973           9,658            7,884
  Mortgage loans held for sale                                                               5,595           6,520            6,406
  Securities available for sale                                                          1,945,625       2,186,395        2,175,961
  Securities held to maturity                                                              112,449         114,671                -
  Loans                                                                                  3,623,791       3,559,880        3,519,519
  Less allowance for loan losses                                                            46,583          46,169           47,687
                                                                                     --------------   -------------   --------------
    Net loans                                                                            3,577,208       3,513,711        3,471,832
                                                                                     --------------   -------------   --------------
  Premises and equipment, net                                                               63,770          63,413           70,457
  Accrued interest receivable                                                               28,935          28,669           27,936
  Goodwill                                                                                 256,190         256,241          247,776
  Intangible assets                                                                         11,685          12,649           13,613
  Other assets                                                                             249,471         255,569          221,563
                                                                                     --------------   -------------   --------------
Total assets                                                                         $   6,407,388    $  6,572,160    $   6,423,052
                                                                                     ==============   =============   ==============
LIABILITIES:
 Deposits:
  Noninterest-bearing                                                                $     931,421    $    811,917    $     924,096
  Interest-bearing                                                                       3,106,407       2,970,083        3,206,406
                                                                                     --------------   -------------   --------------
    Total deposits                                                                       4,037,828       3,782,000        4,130,502
                                                                                     --------------   -------------   --------------
  Short-term borrowings                                                                    677,241         917,893          511,796
  Long-term debt                                                                         1,031,884       1,205,548        1,168,572
  Accrued expenses and other liabilities                                                    33,889          49,280           29,305
                                                                                     --------------   -------------   --------------
    Total liabilities                                                                    5,780,842       5,954,721        5,840,175
                                                                                     --------------   -------------   --------------
STOCKHOLDERS' EQUITY:
  Common stock (par value $1.00) authorized 100,000,000 shares;
   issued 41,040,258, 40,870,602 and 40,649,190 shares at June 30,
   2005, December 31, 2004 and June 30, 2004, respectively                                 41,040          40,871           40,649
  Additional paid-in capital                                                              556,229         552,671          547,089
  Retained earnings                                                                       201,470         182,414          162,647
  Net accumulated other comprehensive loss                                                 (1,490)           (964)         (14,175)
  Treasury stock at cost - 8,174,441, 7,768,217 and 7,651,317 shares at June 30, 2005, December 31, 2004 and
   June 30, 2004, respectively                                                           (170,703)       (157,553)        (153,333)
                                                                                     -------------    ------------    --------------
  Total stockholders' equity                                                              626,546         617,439          582,877
                                                                                     -------------    ------------    --------------
Total liabilities and stockholders' equity                                           $  6,407,388     $ 6,572,160     $  6,423,052
                                                                                     =============    ============    ==============

                              The accompanying notes are an integral part of these statements.



                                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF INCOME - UNAUDITED

                                                                   Three Months Ended                Six Months Ended
                                                                        June 30,                         June 30,
                                                            ------------------------------   ------------------------------
(dollars in thousands, except per share data)                   2005            2004             2005             2004
                                                            -------------   --------------   --------------   -------------
INTEREST INCOME:
  Loans, including fees                                      $    52,514     $     43,608     $    103,018     $    80,593
  Investment securities                                           24,360           22,871           48,681          45,405
  Tax-advantaged loans and securities                                335              332              654             674
  Short-term investments                                              64               48              107              50
                                                            -------------   --------------   --------------   -------------
    Total interest income                                         77,273           66,859          152,460         126,722
                                                            -------------   --------------   --------------   -------------
INTEREST EXPENSE:
  Deposits                                                        11,812            9,544           21,939          18,158
  Short-term borrowings                                            4,819            1,365            9,292           2,943
  Long-term debt                                                   9,887           10,601           20,153          21,549
                                                            -------------   --------------   --------------   -------------
    Total interest expense                                        26,518           21,510           51,384          42,650
                                                            -------------   --------------   --------------   -------------
Net interest income                                               50,755           45,349          101,076          84,072
  Less provision for loan losses                                   2,222            1,530            3,797           3,922
                                                            -------------   --------------   --------------   -------------
Net interest income after provision for loan losses               48,533           43,819           97,279          80,150
                                                            -------------   --------------   --------------   -------------
NON-INTEREST INCOME:
  Service charges on deposit accounts                             21,761           21,052           41,110          39,583
  Commissions and fees                                             1,314            1,142            2,524           2,366
  Net gains (losses)                                                 706           (7,877)             (70)         (7,061)
  Other non-interest income                                        4,408            3,259            9,910           6,271
                                                            -------------   --------------   --------------   -------------
    Total non-interest income                                     28,189           17,576           53,474          41,159
                                                            -------------   --------------   --------------   -------------
NON-INTEREST EXPENSE:
  Salaries and employee benefits                                  24,588           22,048           47,286          42,469
  Occupancy expense, net                                           6,289            4,430           11,563           8,480
  Furniture and equipment expense                                  3,612            3,471            7,076           6,614
  External processing fees                                         5,125            6,066           10,322          11,361
  Merger expenses                                                      -            1,972                -           2,156
  Other non-interest expense                                      10,212            8,174           21,053          15,690
                                                            -------------   --------------   --------------   -------------
    Total non-interest expense                                    49,826           46,161           97,300          86,770
                                                            -------------   --------------   --------------   -------------
Income before income taxes                                        26,896           15,234           53,453          34,539
Income tax expense                                                 8,458            4,734           16,907          11,164
                                                            -------------   --------------   --------------   -------------
Net income                                                   $    18,438     $     10,500     $     36,546     $    23,375
                                                            =============   ==============   ==============   =============
NET INCOME PER SHARE AMOUNTS:
  Basic                                                      $      0.56     $       0.35     $       1.11     $      0.85
  Diluted                                                           0.55             0.34             1.09            0.83



                         The accompanying notes are an integral part of these statements.



                                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                               ----------------------------------
(in thousands)                                                                                     2005                2004
                                                                                               --------------     ---------------
OPERATING ACTIVITIES:
  Net income                                                                                    $     36,546       $      23,375
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                                                                     12,766              15,454
    Provision for loan losses                                                                          3,797               3,922
    Provision for deferred income tax (benefit)                                                          255              (3,771)
    Net losses                                                                                            70               7,061
    Originated loans held for sale                                                                   (32,963)            (35,229)
    Proceeds from sales of loans held for sale                                                        34,167              34,025
    Net decrease (increase) in accrued interest receivable and other assets                            4,190              (2,815)
    Net increase (decrease) in accrued expenses and other liabilities                                 (4,641)                 94
                                                                                               --------------     ---------------
  Total adjustments                                                                                   17,641              18,741
                                                                                               --------------     ---------------
Net cash provided by operating activities                                                             54,187              42,116
                                                                                               --------------     ---------------
INVESTING ACTIVITIES:
  Principal collections and maturities of securities available for sale                              173,995             253,864
  Principal collections and maturities of securities held to maturity                                  1,026                   -
  Proceeds from sales of securities available for sale                                               263,383             816,335
  Purchases of securities available for sale                                                        (210,694)           (623,692)
  Loan originations and purchases less principal collections                                         (67,946)            (64,811)
  Net cash received from business acquisition                                                              -              27,872
  Purchases of premises and equipment                                                                 (6,477)             (7,146)
                                                                                               --------------     ---------------
Net cash provided by investing activities                                                            153,287             402,422
                                                                                               --------------     ---------------
FINANCING ACTIVITIES:
  Net increase in deposits                                                                           256,082              28,713
  Net decrease in short-term borrowings                                                             (240,652)           (352,293)
  Proceeds from long-term debt                                                                        30,000              99,987
  Payments and maturities of long-term debt                                                         (203,853)           (152,583)
  Proceeds from issuance of stock                                                                      3,727               5,234
  Purchase of treasury stock                                                                         (13,150)                  -
  Cash dividends paid on common stock                                                                (17,490)            (14,273)
                                                                                               --------------     ---------------
Net cash used by financing activities                                                               (185,336)           (385,215)
                                                                                               --------------     ---------------
Increase in cash and cash equivalents                                                                 22,138              59,323
Cash and cash equivalents at beginning of period                                                     134,322             128,185
                                                                                               --------------     ---------------
Cash and cash equivalents at end of period                                                      $    156,460       $     187,508
                                                                                               ==============     ===============
SUPPLEMENTAL DISCLOSURES:
  Interest paid, net of amount credited to deposit accounts                                     $     35,349       $      30,405
  Income taxes paid                                                                                    6,100              10,135
  Stock issued for acquired company                                                                        -             251,363


                         The accompanying notes are an integral part of these statements.

                PROVIDENT BANKSHARES CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED
                                  JUNE 30, 2005

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles ("GAAP") and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and notes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission ("SEC") on March 16, 2005.

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

CHANGES IN ACCOUNTING PRINCIPLES

In December 2003, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position 03-3, "Accounting for Certain Loans or Debt Securities Acquired in a Transfer" ("SOP 03-3"). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. The SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor's initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. The SOP does not apply to loans originated by the Bank. The Corporation did not acquire any assets in 2005 that were within the scope of SOP 03-3.

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) "Accounting for Stock-Based Compensation" ("SFAS No. 123R") effective for interim and annual periods beginning after June 15, 2005. In April 2005, the SEC deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should be valued in accordance with SFAS No. 123R. Compensation expense must be recognized in the Consolidated Statements of Income subsequent to the effective date of SFAS No. 123R. Management has evaluated the potential impact of SFAS No. 123R and determined that it would result in additional compensation expense of approximately $1.2 million in 2006 for options granted in 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The adoption of SFAS No. 154 will not have any impact on the results of operations of the Corporation.

STOCK-BASED COMPENSATION

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date.

The Corporation recognized pre-tax compensation expense of $324 thousand relating to restricted stock grants for the six months ended June 30, 2005. The Corporation uses the intrinsic value method of accounting for stock options granted to employees and accordingly does not recognize compensation expense for its stock options in the Consolidated Statements of Income.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123") to stock-based compensation for the periods indicated.

                                                                                                       Six Months Ended
                                                                                                           June 30,
                                                                                               ---------------------------------
(in thousands, except per share data)                                                              2005               2004
                                                                                               --------------    ---------------
NET INCOME:
Net income as reported                                                                          $     36,546      $      23,375
  Addition for total stock-based compensation expense determined
    under fair value based method for restricted stock awards, net of tax                                211                  -
  Deduction for total stock-based compensation expense determined
    under fair value based method for all awards, net of tax                                          (1,188)              (570)
                                                                                               --------------    ---------------
Pro forma net income                                                                            $     35,569      $      22,805
                                                                                               ==============    ===============
BASIC EARNINGS PER SHARE:
As reported                                                                                     $       1.11      $        0.85
Pro forma                                                                                               1.08               0.83

DILUTED EARNINGS PER SHARE:
As reported                                                                                     $       1.09      $        0.83
Pro forma                                                                                               1.06               0.81

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

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                           ---------------------------------
                                                                                               2005               2004
                                                                                           --------------    ---------------
Dividend yield                                                                                 3.49%              3.33%
Weighted average risk-free interest rate                                                       4.29%              3.20%
Weighted average expected volatility                                                          23.58%             25.86%
Weighted average expected life in years                                                        5.50               7.00

Beginning in 2006, under SFAS No. 123R the Corporation will be required to recognize compensation expense related to stock options as they vest, which will reduce net income. Effective April 1, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of all the currently outstanding options to purchase 766,575 shares of the Corporation's common stock granted prior to 2005 including those options held by certain members of senior management. This effectively reduces the three year vesting period on these options from three to two years. Stock options granted in 2005 have an eight year life and vest over a four year period. The acceleration of the vesting will result in an aggregate compensation expense of $135,000 over the modified vesting periods (i.e. 2006). The amount that would have been expensed for the unvested options granted prior to 2005 had the Corporation not accelerated the vesting would have been approximately $600,000 over the original vesting periods (i.e. 2006 and 2007). The other terms of each of the option grants remained unchanged.

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

The following table summarizes the fair values of the assets acquired and liabilities assumed of Southern Financial at the merger date. Adjustments to the initial allocation of the purchase price were due to final settlement of asset dispositions, evaluation of tax matters and receipt of other information relating to the valuation of contingencies.

                                                                   April 30,
(in thousands)                                                       2004
                                                               ----------------
ASSETS:
  Cash                                                          $      47,142
  Short-term investments                                               64,544
  Investment securities                                               565,014
  Net loans                                                           664,489
  Other assets                                                         71,836
  Goodwill                                                            248,513
  Deposit-based intangible                                             12,829
                                                               ----------------
    Total assets acquired                                       $   1,674,367
                                                               ================
LIABILITIES:
  Deposits                                                      $   1,022,271
  Borrowings                                                          300,308
  Other liabilities                                                    16,698
                                                               ----------------
    Total liabilities assumed                                   $   1,339,277
                                                               ================
    Net assets acquired                                         $     335,090
                                                               ================

The merger with Southern Financial resulted in the recognition of $261.3 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger.

NOTE 3--INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

                                                                                       Gross           Gross
                                                                    Amortized        Unrealized      Unrealized         Fair
(in thousands)                                                        Cost             Gains           Losses           Value
                                                                  --------------    -------------   -------------   --------------
JUNE 30, 2005
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $     85,544      $         -     $       886     $     84,658
  Mortgage-backed securities                                          1,303,419            6,059          10,804        1,298,674
  Municipal securities                                                   12,555              264               -           12,819
  Other debt securities                                                 547,645            2,200             371          549,474
                                                                  --------------    -------------   -------------   --------------
    Total securities available for sale                               1,949,163            8,523          12,061        1,945,625
                                                                  --------------    -------------   -------------   --------------
Securities held to maturity:
  Other debt securities                                                 112,449              360             733          112,076
                                                                  --------------    -------------   -------------   --------------
    Total securities held to maturity                                   112,449              360             733          112,076
                                                                  --------------    -------------   -------------   --------------
      Total investment securities                                  $  2,061,612      $     8,883     $    12,794     $  2,057,701
                                                                  ==============    =============   =============   ==============
DECEMBER 31, 2004
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $    118,018      $         -     $     3,637     $    114,381
  Mortgage-backed securities                                          1,647,047           10,754          11,523        1,646,278
  Municipal securities                                                   13,608              434               -           14,042
  Other debt securities                                                 411,169            1,020             495          411,694
                                                                  --------------    -------------   -------------   --------------
    Total securities available for sale                               2,189,842           12,208          15,655        2,186,395
                                                                  --------------    -------------   -------------   --------------
Securities held to maturity:
  Other debt securities                                                 114,671              482             686          114,467
                                                                  --------------    -------------   -------------   --------------
    Total securities held to maturity                                   114,671              482             686          114,467
                                                                  --------------    -------------   -------------   --------------
      Total investment securities                                  $  2,304,513      $    12,690     $    16,341     $  2,300,862
                                                                  ==============    =============   =============   ==============
JUNE 30, 2004
Securities available for sale:
  U.S. Treasury and government agencies and corporations           $    104,631      $         -     $     6,362         $ 98,269
  Mortgage-backed securities                                          1,683,036            4,649          27,413        1,660,272
  Municipal securities                                                   16,416              587               -           17,003
  Other debt securities                                                 392,822            8,071             476          400,417
                                                                  --------------    -------------   -------------   --------------
    Total securities available for sale                            $  2,196,905      $    13,307     $    34,251     $  2,175,961
                                                                  ==============    =============   =============   ==============

At June 30, 2005, a net unrealized after-tax loss of $1.5 million on the securities portfolio was reflected in net accumulated other comprehensive loss. This compared to a net unrealized after-tax loss of $13.6 million and a net unrealized after-tax gain of $2.2 million at June 30, 2004 and December 31, 2004, respectively.

During the third quarter of 2004, the Corporation transferred $108 million in securities available for sale to securities held to maturity. The unrealized gains of $7.4 million associated with these securities included in net accumulated other comprehensive loss at the date of transfer will continue to be reflected in stockholders' equity and be reflected as a premium. Both the premium and the amount reflected in net accumulated other comprehensive loss are amortized over the remaining life of the transferred securities. The amortization is determined using the interest method and results in equal and offsetting amounts being recorded in interest income, resulting in no impact to net income.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At June 30, 2005, the unrealized losses contained within the Corporation's investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2004, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation's Form 10-K as of and for the year ended December 31, 2004.

NOTE 4--LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

                                                                                    June 30,       December 31,        June 30,
(in thousands)                                                                        2005             2004              2004
                                                                                 ---------------   --------------   ---------------
Residential real estate:
  Originated residential mortgage                                                 $      81,345     $    100,909     $     123,216
  Home equity                                                                           798,461          705,126           604,096
  Acquired residential                                                                  489,506          560,040           625,857
Other consumer:
  Marine                                                                                426,155          436,262           445,833
  Other                                                                                  33,677           42,121            51,595
                                                                                 ---------------   --------------   ---------------
    Total consumer                                                                    1,829,144        1,844,458         1,850,597
                                                                                 ---------------   --------------   ---------------
Commercial real estate:
  Commercial mortgage                                                                   491,768          483,636           492,856
  Residential construction                                                              320,918          242,246           217,138
  Commercial construction                                                               310,511          279,347           281,044
Commercial business                                                                     671,450          710,193           677,884
                                                                                 ---------------   --------------   ---------------
    Total commercial                                                                  1,794,647        1,715,422         1,668,922
                                                                                 ---------------   --------------   ---------------
Total loans                                                                       $   3,623,791     $  3,559,880     $   3,519,519
                                                                                 ===============   ==============   ===============

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

                                                                        Three Months Ended                  Six Months Ended
                                                                             June 30,                           June 30,
                                                                --------------------------------   --------------------------------
(in thousands)                                                      2005              2004             2005              2004
                                                                --------------   ---------------   --------------   ---------------
Balance at beginning of period                                   $     45,639     $      36,126     $     46,169     $      35,539
Provision for loan losses                                               2,222             1,530            3,797             3,922
Allowance of acquired bank                                                  -            12,085                -            12,085
Less loans charged-off, net of recoveries:
  Originated residential mortgage and home equity                          71                29               83                38
  Acquired residential                                                     55             1,234              683             2,470
  Marine and other consumer                                               262               234              252               487
  Commercial mortgage                                                       -               207                -               207
  Commercial construction                                                 (67)                -              (67)                -
  Commercial business                                                     957               350            2,432               657
                                                                --------------   ---------------   --------------   ---------------
    Net charge-offs                                                     1,278             2,054            3,383             3,859
                                                                --------------   ---------------   --------------   ---------------
Balance at end of period                                         $     46,583     $      47,687     $     46,583     $      47,687
                                                                ==============   ===============   ==============   ===============

NOTE 6--INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the six months ended June 30, 2005.

                                                                                                Accumulated           Net
(in thousands)                                                                 Goodwill         Amortization       Goodwill
                                                                            ----------------   ---------------  ----------------
Balance at December 31, 2004                                                 $     256,863      $       (622)    $     256,241
Adjustment of intangible related to 2004
   merger with Southern Financial Bancorp                                              (51)                -               (51)
                                                                            ----------------   ---------------  ----------------
Balance at June 30, 2005                                                     $     256,812      $       (622)    $     256,190
                                                                            ================   ===============  ================


                                                                             Deposit-based      Accumulated
(in thousands)                                                                Intangible        Amortization         Total
                                                                            ----------------   ---------------  ----------------
Balance at December 31, 2004                                                 $      15,429      $     (2,780)    $      12,649
Amortization expense                                                                     -              (964)             (964)
                                                                            ----------------   ---------------  ----------------
Balance at June 30, 2005                                                      $     15,429      $     (3,744)    $      11,685
                                                                            ================   ===============  ================

NOTE 7--DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

                                                                         June 30,       December 31,       June 30,
(in thousands)                                                             2005             2004             2004
                                                                       -------------    -------------    -------------
Interest-bearing deposits:
  Interest-bearing demand                                               $   587,796      $   531,622      $   514,461
  Money market                                                              601,836          525,744          660,307
  Savings                                                                   750,991          743,937          772,564
  Direct time certificates of deposit                                       795,478          812,904          902,942
  Brokered certificates of deposit                                          370,306          355,876          356,132
                                                                       -------------    -------------    -------------
    Total interest-bearing deposits                                       3,106,407        2,970,083        3,206,406
Noninterest-bearing deposits                                                931,421          811,917          924,096
                                                                       -------------    -------------    -------------
    Total deposits                                                      $ 4,037,828      $ 3,782,000      $ 4,130,502
                                                                       =============    =============    =============

NOTE 8--SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

                                                                       June 30,        December 31,     June 30,
(in thousands)                                                           2005            2004             2004
                                                                     -------------    ------------    -------------
Securities sold under repurchase agreements                           $   355,065      $  396,263      $   264,704
Federal funds purchased                                                   180,000         329,500          245,000
Federal Home Loan Bank advances - variable rate                           140,000         190,000                -
Other short-term borrowings                                                 2,176           2,130            2,092
                                                                     -------------    ------------    -------------
  Total short-term borrowings                                         $   677,241      $  917,893      $   511,796
                                                                     =============    ============    =============

NOTE 9--LONG-TERM DEBT

 The table below presents a summary of long-term debt as of the dates indicated:

                                                                      June 30,       December 31,       June 30,
(in thousands)                                                          2005             2004             2004
                                                                    --------------   --------------   --------------
Federal Home Loan Bank advances - fixed rate                         $    163,117     $    169,833     $    171,105
Federal Home Loan Bank advances - variable rate                           715,000          834,555          780,699
Trust preferred securities                                                141,892          173,035          172,393
Term repurchase agreements                                                 11,875           28,125           44,375
                                                                    --------------   --------------   --------------
  Total long-term debt                                               $  1,031,884     $  1,205,548     $  1,168,572
                                                                    ==============   ==============   ==============

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% trust preferred securities of Provident Trust II. The trust preferred securities had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% trust preferred securities of Southern Trust I. The securities were callable beginning July 15, 2005.

NOTE 10--DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $3.3 million and $6.3 million for the six months ended June 30, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive loss. At June 30, 2005 and 2004, the Corporation recorded a cumulative decline in the fair value of derivatives of $1.6 million and $561 thousand, respectively, net of taxes, in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ended June 30, 2005 and 2004, the Corporation had no ineffective hedges.

The table below presents the Corporation's open derivative positions as of the dates indicated:

(in thousands)                                                 Notional       Credit Risk        Market
Derivative Type                      Hedge Objective            Amount           Amount           Risk
------------------------------   -------------------------  ---------------  ---------------  --------------
JUNE 30, 2005
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     155,000    $       1,638    $      1,067
  Pay fixed/receive variable     Loan rate risk                     30,044              363            (198)
  Receive fixed/pay variable     Borrowing cost                    426,400            5,814           3,458
Interest rate caps/corridors     Borrowing cost                    300,000            1,490           1,490
                                                            ---------------  ---------------  --------------
                                                             $     911,444    $       9,305    $      5,817
                                                            ===============  ===============  ==============
DECEMBER 31, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     245,000    $       1,527    $      1,527
  Pay fixed/receive variable     Loan rate risk                     59,776                -            (167)
  Receive fixed/pay variable     Borrowing cost                    357,500            5,506           3,655
Interest rate caps/corridors     Borrowing cost                    300,000            2,778           2,778
                                                            ---------------  ---------------  --------------
                                                             $     962,276    $       9,811    $      7,793
                                                            ===============  ===============  ==============
JUNE 30, 2004
Interest rate swaps:
  Pay fixed/receive variable     Borrowing cost              $     350,000    $       1,922    $      1,922
  Pay fixed/receive variable     Loan rate risk                     66,132            1,086           1,086
  Receive fixed/pay variable     Borrowing cost                    287,500            5,411           1,792
Interest rate caps/corridors     Borrowing cost                    300,000            5,955           5,955
                                                            ---------------  ---------------  --------------
                                                             $   1,003,632    $      14,374    $     10,755
                                                            ===============  ===============  ==============

NOTE 11--OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

                                                            June 30,
(in thousands)                                                2005
                                                         --------------
Commercial business and real estate                       $    828,732
Consumer revolving credit                                      610,612
Residential mortgage credit                                     17,624
Performance standby letters of credit                           97,576
Commercial letters of credit                                       315
                                                         --------------
   Total loan commitments                                 $  1,554,859
                                                         ==============

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 12--NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

                                                                  Three Months Ended                 Six Months Ended
                                                                       June 30,                          June 30,
                                                           ------------------------------    -------------------------------
(in thousands)                                                 2005             2004             2005             2004
                                                           -------------    -------------    -------------    --------------
Net gains (losses):
  Securities sales                                          $       659      $    (7,660)     $      (217)     $     (6,706)
  Asset sales                                                        47             (217)             198              (355)
  Debt extinguishment                                                 -                -              (51)                -
                                                           -------------    -------------    -------------    --------------
Net gains (losses)                                          $       706      $    (7,877)     $       (70)     $     (7,061)
                                                           =============    =============    =============    ==============

NOTE 13--EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

                                                              Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        -----------------------------   -----------------------------
(in thousands, except per share data)                       2005            2004            2005            2004
                                                        -------------   -------------   -------------   -------------
Net income                                               $    18,438     $    10,500     $    36,546     $    23,375
Basic EPS shares                                              32,939          30,264          32,984          27,466
Basic EPS                                                $      0.56     $      0.35     $      1.11     $      0.85
Dilutive shares                                                  586             549             632             620
Diluted EPS shares                                            33,525          30,813          33,616          28,086
Diluted EPS                                              $      0.55     $      0.34     $      1.09     $      0.83
Antidilutive shares                                              863             453             434             451

NOTE 14--COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated:

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                          June 30,
                                                             -------------------------------   ------------------------------
(in thousands)                                                   2005             2004             2005             2004
                                                             --------------   --------------   --------------   -------------
Net income                                                    $     18,438     $     10,500     $     36,546     $    23,375
Other comprehensive income (loss):
  Net unrealized gains (losses) on derivatives                      (2,398)          11,951              256           4,608
  Net unrealized holding gains (losses) on debt securities          18,380          (44,431)          (1,181)        (22,984)
  Less reclassification adjustment for gains (losses)
   realized in net income                                              641           (7,660)            (116)         (6,706)
                                                             --------------   --------------   --------------   -------------
Other comprehensive income (loss) before tax                        15,341          (24,820)            (809)        (11,670)
Related income tax expense (benefit)                                 5,370           (8,685)            (283)         (4,084)
                                                             --------------   --------------   --------------   -------------
Other comprehensive income (loss) after tax                          9,971          (16,135)            (526)         (7,586)
                                                             --------------   --------------   --------------   -------------
Comprehensive income (loss)                                   $     28,409     $     (5,635)    $     36,020     $    15,789
                                                             ==============   ==============   ==============   =============

NOTE 15--EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

                                                           Qualified                                             Non-qualified
                                                         Pension Plan            Postretirement Benefits          Pension Plan
                                                  ----------------------------  -------------------------- -------------------------
                                                      Three Months Ended           Three Months Ended          Three Months Ended
                                                           June 30,                     June 30,                    June 30,
                                                  ----------------------------  -------------------------- -------------------------
(in thousands)                                       2005            2004          2005          2004          2005          2004
                                                  ------------   -------------  ------------  ------------ -------------  ----------
Service cost - benefits earned during the period   $      271     $       292    $       11    $       26   $        89    $     37
Interest cost on projected benefit obligation             346             372             7            18           249         105
Expected return on plan assets                           (398)           (428)            -             -             -           -
Net amortization and deferral of loss                      44              48             3             8           105          45
                                                  ------------   -------------  ------------  ------------ -------------  ----------
  Net pension cost included in employee
    benefits expense                               $      263     $       284    $       21    $       52   $       443    $    187
                                                  ============   =============  ============  ============ =============  ==========

                                                           Qualified                                             Non-qualified
                                                         Pension Plan            Postretirement Benefits          Pension Plan
                                                  ----------------------------  -------------------------- -------------------------
                                                       Six Months Ended             Six Months Ended            Six Months Ended
                                                           June 30,                     June 30,                    June 30,
                                                  ----------------------------  -------------------------- -------------------------
(in thousands)                                       2005            2004          2005          2004          2005          2004
                                                  ------------   -------------  ------------  ------------ -------------  ----------
Service cost - benefits earned during the period   $      575     $       585    $       50    $       52   $       164    $     70
Interest cost on projected benefit obligation             733             746            34            36           458         196
Expected return on plan assets                           (843)           (858)            -             -             -           -
Net amortization and deferral of loss                      94              96            16            17           193          83
                                                  ------------   -------------  ------------  ------------ -------------  ----------
  Subtotal                                                559             569           100           105           815         349
Reversal of liability                                       -               -        (1,641)            -             -           -
                                                  ------------   -------------  ------------  ------------ -------------  ----------
  Net pension cost included in employee
    benefits expense                               $      559     $       569    $   (1,541)   $      105   $       815    $    349
                                                  ============   =============  ============  ============ =============  ==========

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

No contributions were made to the qualified pension plan in the six months ended June 30, 2005. For the six months ended June 30, 2004 the Corporation contributed $5.0 million to the qualified pension plan. The minimum required contribution in 2005 for the qualified plan is estimated to be zero. At June 30, 2005, the maximum deductible contribution under the Internal Revenue Code was $4.9 million. The decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2005 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2005, which is equal to the benefits paid under the plans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Provident Bankshares Corporation ("the Corporation"), a Maryland corporation, is the holding company for Provident Bank ("Provident" or "the Bank"), a Maryland chartered stock commercial bank. At June 30, 2005, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states - the Baltimore, Washington, D.C. and Richmond metropolitan areas.

Provident's principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers - individuals, small businesses and middle market businesses. The Bank offers consumer and commercial banking products and services through the Consumer and Commercial Banking groups. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company ("PIC") and leases through Court Square Leasing and Provident Lease Corporation.

Provident's key business strategies provide it with a unique opportunity in its marketplace. An overview of these strategies are discussed below:

o    MAXIMIZE PROVIDENT'S POSITION AS THE RIGHT SIZE BANK IN THE
     MARKETPLACE. Provident's position as the second largest bank headquartered in Maryland provides a unique opportunity as the "right size" bank in its footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 62 in-store banking offices throughout its footprint reinforce its right size strategy through convenient hours and full product service. Provident currently has 152 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 152 banking offices, 45% are located in the Baltimore metropolitan region and 55% are located in the metro Washington, D.C. and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 244 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

o    GROW AND DEEPEN CONSUMER AND SMALL BUSINESS RELATIONSHIPS IN MARYLAND
     AND VIRGINIA. Consumer banking continues to be an important component of the Bank's business strategy. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident's banking office network and ProvidentDirect, the Bank's direct channel sales center. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

o GROW AND DEEPEN COMMERCIAL AND REAL ESTATE RELATIONSHIPS IN MARYLAND AND VIRGINIA. Commercial banking is the other key component to the Corporation's regional presence in its market area. The Commercial Banking group provides customized banking solutions to middle market commercial and real estate customers. The Bank has an experienced team of loan officers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services, responsive service and maintenance of frequent personal contact with each customer.

o     MOVE FROM A PRODUCT DRIVEN ORGANIZATION TO A CUSTOMER RELATIONSHIP
      FOCUSED SALES CULTURE. The Corporation's transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident's sales force with a targeted approach to customers and prospects. The successful execution of this strategy will be centered on the right size bank commitment - providing the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers.


o     CREATE A HIGH PERFORMANCE CULTURE THAT FOCUSES ON EMPLOYEE DEVELOPMENT
      AND RETENTION. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Employee development is viewed as a critical part of executing Provident's strategy as the right size bank and transforming the Company's sales culture with a focus on the employee's development and approach with Provident's customers.

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

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued balance sheet transition towards growing loans and deposits in the Bank's core business segments. The expanded market, as a direct result of the merger, has augmented the number of banking relationship opportunities in the Corporation's key markets of Baltimore, Washington, D.C. and Richmond. The expansion led to increases in average loans and deposits of 9% and 3%, respectively, over the second quarter of 2004. At June 30, 2005, total assets were $6.4 billion as compared to $6.6 billion at December 31, 2004. The basis for financial comparison includes the impact of the Southern Financial merger for two months of the second quarter of 2004 and the entire second quarter of 2005.

LENDING

Total average loan balances increased to $3.6 billion in second quarter 2005, an increase of $282 million, or 9%, from second quarter 2004 ("prior year quarter"). The following table summarizes the composition of the Bank's average loans for the periods indicated.

                                                             Three Months Ended
                                                                  June 30,
                                                      -------------------------------          $                %
(dollars in thousands)                                    2005              2004            Variance         Variance
                                                      --------------    -------------    --------------    -------------
Residential real estate:
  Originated residential mortgage                      $     88,228      $   108,155      $    (19,927)        (18.4) %
  Home equity                                               772,541          572,716           199,825          34.9
  Acquired residential                                      515,747          625,145          (109,398)        (17.5)
Other consumer:
  Marine                                                    427,921          450,148           (22,227)         (4.9)
  Other                                                      34,847           49,193           (14,346)        (29.2)
                                                      --------------    -------------    --------------
    Total consumer                                        1,839,284        1,805,357            33,927           1.9
                                                      --------------    -------------    --------------
Commercial real estate:
  Commercial mortgage                                       478,535          429,279            49,256          11.5
  Residential construction                                  287,238          204,964            82,274          40.1
  Commercial construction                                   293,357          259,088            34,269          13.2
Commercial business                                         676,863          594,828            82,035          13.8
                                                      --------------    -------------    --------------
    Total commercial                                      1,735,993        1,488,159           247,834          16.7
                                                      --------------    -------------    --------------
Total loans                                            $  3,575,277      $ 3,293,516      $    281,761           8.6
                                                      ==============    =============    ==============

The 9% increase in average loans was driven by an increase of $200 million in average home equity loans that more than offset planned reductions in acquired residential and marine loans of $109 million and $22 million, respectively, and reductions in originated residential mortgage and other consumer loans of $20 million and $14 million, respectively. The home equity loan suite of products has been a key component of the Bank's strategy to deepen its consumer relationships. This sales focus resulted in the $200 million, or 35%, increase in home equity average balances, continuing the growth of $185 million, or 48%, that occurred in second quarter 2004. Commercial banking is the other key component to the Corporation's regional presence in its market area. Average commercial business and real estate loans increased 14% and 19%, respectively, compared to the 2004 quarter. All of the real estate categories, including commercial mortgage loans and commercial and residential construction loans, posted increases during the quarter, reflecting strong regional demand. The increase in the commercial loan portfolios over the 2004 second quarter also reflects the benefits derived from Southern Financial's focus on commercial banking in Virginia. The result is a balanced mix of revenue sources between the two business segments with $1.8 billion, or 51%, in consumer loans, and $1.7 billion, or 49%, in commercial loans. Geographically, average loan balances of $1.3 billion originated in the Washington, D.C. and Richmond metropolitan regions represented 36% of total average loans in second quarter 2005.

ASSET QUALITY

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

                                                                                                     June 30,       December 31,
(dollars in thousands)                                                                                 2005             2004
                                                                                                  ---------------   --------------
NON-PERFORMING ASSETS:
Originated residential mortgage                                                                    $         709     $      1,934
Home equity                                                                                                  105              103
Acquired residential                                                                                       8,449            8,393
Other consumer                                                                                               146              147
Commercial mortgage                                                                                        1,598            1,612
Commercial real estate construction                                                                            -            1,063
Commercial business                                                                                       11,525           12,461
                                                                                                  ---------------   --------------
  Total non-accrual loans                                                                                 22,532           25,713
Total renegotiated loans                                                                                       -                -
                                                                                                  ---------------   --------------
  Total non-performing loans                                                                              22,532           25,713
Total other assets and real estate owned                                                                   1,676            1,616
                                                                                                  ---------------   --------------
  Total non-performing assets                                                                      $      24,208     $     27,329
                                                                                                  ===============   ==============
90-DAY DELINQUENCIES:
Originated residential mortgage                                                                    $       2,557     $      5,442
Home equity                                                                                                  365              126
Acquired residential                                                                                       2,121            3,655
Other consumer                                                                                               738            1,108
Commercial business                                                                                        1,288            1,883
                                                                                                  ---------------   --------------
  Total 90-day delinquencies                                                                       $       7,069     $     12,214
                                                                                                  ===============   ==============
ASSET QUALITY RATIOS:
Non-performing loans to loans                                                                               0.62%            0.72%
Non-performing assets to loans                                                                              0.67%            0.77%
Allowance for loan losses to loans                                                                          1.29%            1.30%
Net charge-offs in quarter to average loans                                                                 0.14%            0.28%
Allowance for loan losses to non-performing loans                                                         206.74%          179.56%

Credit conditions in second quarter 2005 reflect continuation of the asset quality within the Corporation's loan portfolios. Non-performing assets were $24.2 million at June 30, 2005, a decline of $3.1 million from the level at December 31, 2004. The decline in non-performing assets was due to the resolution of non-performing commercial business, commercial real estate construction and originated residential loans during the quarter. Non-performing commercial business loans include $1.2 million of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.67% at June 30, 2005 compared to 0.77% at December 31, 2004. The level of 90-day delinquent loans also declined during the quarter, decreasing $5.1 million, or 42%, to $7.1 million from the level at December 31, 2004. No assurance can be given regarding the level of non-performing assets in the future.

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

In addition to being used to categorize risk, the Bank's internal ten-point risk rating system is used to determine the allocated allowance for the commercial portfolio. Reserve factors, based on the actual loss history for a 5-year period for criticized loans, are assigned. If the factor, based on loss history for classified credits is lower than the minimum established factor, the higher factor is applied. For loans with satisfactory risk profiles, the factors are based on the rating profile of the portfolio and the consequent historic losses of bonds with equivalent ratings.

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

At June 30, 2005, the allowance was $46.6 million, or 1.29% as a percentage of total loans outstanding, compared to an allowance at December 31, 2004 of $46.2 million, or 1.30% as a percentage of total loans outstanding. The allowance coverage increased to 207% of non-performing loans at June 30, 2005 compared to 180% at December 31, 2004. Portfolio-wide net charge-offs represented 0.14% of average loans in second quarter 2005, an improvement from 0.25% in second quarter 2004 and 0.24% in first quarter 2005. Net charge-offs for the quarter were favorably impacted by a single commercial recovery of approximately $600 thousand. Exclusive of this recovery, net charge-offs were 0.21% of average loans, which remains consistent with historical levels.

DEPOSITS

The following table summarizes the composition of the Corporation's average deposit balances for the periods indicated.

                                                                Three Months Ended
                                                                     June 30,
                                                         ------------------------------         $              %
(dollars in thousands)                                       2005             2004          Variance        Variance
                                                         --------------   -------------   -------------   ------------
Transaction accounts:
  Noninterest-bearing                                     $    817,408     $   752,198      $   65,210          8.7 %
  Interest-bearing                                             578,274         504,110          74,164         14.7
Savings/money market:
  Savings                                                      760,314         771,270         (10,956)        (1.4)
  Money market                                                 596,023         600,844          (4,821)        (0.8)
Certificates of deposit:
  Direct                                                       788,218         852,525         (64,307)        (7.5)
  Brokered                                                     391,977         338,392          53,585         15.8
                                                         --------------   -------------   -------------
    Total deposits                                        $  3,932,214     $ 3,819,339     $   112,875          3.0
                                                         ==============   =============   =============
Deposits by source:
  Consumer                                                $  2,720,895     $ 2,707,743     $    13,152          0.5
  Commercial                                                   819,342         773,204          46,138          6.0
  Brokered                                                     391,977         338,392          53,585         15.8
                                                         --------------   -------------   -------------
    Total deposits                                        $  3,932,214     $ 3,819,339     $   112,875          3.0
                                                         ==============   =============   =============

Average deposits increased $113 million, or 3%, in second quarter 2005 over the same quarter last year. Demand accounts represented the largest increase of $139 million, or 11%, over the prior year's quarter. Average brokered deposits increased 15.8% over the 2004 second quarter, driven by an increase in callable brokered deposits acquired in the merger, as well as brokered deposits issued during the year as a less expensive alternative to borrowing.

Provident's Virginia franchise continues to be a significant component of its business focus. For the quarter, average deposits in the Washington metropolitan and Virginia markets represented 38% of customer deposits. The 30 banking offices added from the Southern Financial merger facilitated the growth in the Washington, D.C. metropolitan area franchise to 84 banking offices, or 55% of total banking offices.

Total average consumer deposits remained flat in second quarter 2005 over second quarter 2004. Average consumer demand account balances increased 8%, from $746 million in the 2004 second quarter, to $814 million in 2005. Average consumer certificates of deposit decreased 7% and average consumer savings deposits decreased 2% from the prior year quarter. Commercial deposits increased 6% over the prior year quarter with average demand account balances representing the areas of growth.

TREASURY ACTIVITIES

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management's objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At June 30, 2005, the investment securities portfolio was $2.1 billion, or 32% of total assets. The Bank's investment portfolio declined $243 million from December 31, 2004 to June 30, 2005, reflecting management's strategy to de-emphasize wholesale investments while growing originated loans. The reduction in balances occurred in the fixed rate mortgage-backed securities portfolio, which was reduced from $1.6 billion to $1.3 billion during 2005. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk, as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

To achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities ("MBS"), corporate bonds and asset-backed securities ("ABS"). At June 30, 2005, 63% of the investment portfolio was invested in MBS. The ABS portfolio, representing 26% of the total portfolio, consists predominately of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody's or S&P, singe or double 'A' rated home equity ABS, and U.S. Treasury, Agency, and municipal securities.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment's duration, the longer the time until its rate is reset to current market rates. The Bank's risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. In the current economic environment, the duration is targeted for the lower half of that range. Another risk in the investment portfolio is credit risk. At June 30, 2005, over 74% of the entire investment portfolio was rated AAA, 25% was investment grade below AAA, and 1% was rated below investment grade or was not rated. The allocation to floating rate ABS and corporate bonds was increased to 30%, in anticipation of rising short-term interest rates.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at June 30, 2005. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at June 30, 2005.

Provident's funds management objectives are as follows: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased ("fed funds"), Federal Home Loan Bank ("FHLB") borrowings, securities sold under repurchase agreements ("repos"), and brokered and jumbo certificates of deposit ("CDs"). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the trust preferred securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%. On July 15, 2005, the Corporation redeemed $5 million aggregate value of capital securities issued by Southern Capital Trust I at an annual rate of 11%.

Treasury borrowings declined from December 2004 to June 2005, reflecting the transition of the Bank's balance sheet from wholesale to core funding sources. Comparing monthly average balances, June 2005 borrowings declined $275 million from December 2004, from $2.09 billion to $1.82 billion. The reductions in balance were widespread: short-term borrowings declined $115 million, long-term borrowings were reduced $135 million, and management redeemed $30 million of trust preferred securities in the first half of 2005.

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

The Bank's primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank's primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At June 30, 2005, $1.4 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $793 million. An excess liquidity position of $543 million remains after covering $250 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At June 30, 2005, the Bank possessed over $900 million of overnight borrowing capacity, of which $180 million was in use at period-end. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In second quarter 2005, the Bank did not issue brokered CDs.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2005, over $500 million of the Bank's investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank's $1.8 billion consumer loan portfolio is saleable in an efficient market.

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

The following table summarizes significant contractual obligations at June 30, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

                                                        Contractual Payments Due by Period
                                ---------------------------------------------------------------------------------------
(in thousands)                       Less
                                    than 1              1-3               4-5            After 5
                                     Year              Years             Years            Years             Total
                                --------------    --------------    --------------   ---------------   ----------------
Lease obligations               $      12,880      $     22,762      $     19,413     $      28,038     $       83,093
Long-term debt                        402,790           363,627           110,691           154,776          1,031,884
                                ---------------------------------------------------------------------------------------
Total                           $     415,670      $    386,389      $    130,104     $     182,814     $    1,114,977
                                =======================================================================================

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at June 30, 2005 were as follows:

                                                                                            June 30,
(in thousands)                                                                                2005
                                                                                         --------------
Commercial business and real estate                                                       $    828,732
Consumer revolving credit                                                                      610,612
Residential mortgage credit                                                                     17,624
Performance standby letters of credit                                                           97,576
Commercial letters of credit                                                                       315
                                                                                         --------------
  Total loan commitments                                                                  $  1,554,859
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

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers' elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections. Basis risk exists as a result of having much of the Bank's earning assets priced using either the Prime rate or the U.S. Treasury yield curve, while much of the liability portfolio, which finances earning assets, is priced using the CD yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2005 for the June 30, 2005 data and on January 1, 2005 for the December 31, 2004 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

                                                               At June 30, 2005                         At December 31, 2004
                                                                   Projected                                 Projected
                                                             Percentage Change in                       Percentage Change in
             Interest Rate Scenario                           Net Interest Income                       Net Interest Income
             ---------------------------------         ----------------------------------         ---------------------------------
             -100 basis points                                      -4.80%                                     -3.40%
             No change                                                 --                                         --
             +100 basis points                                      +1.60%                                     +1.40%
             +200 basis points                                      +2.20%                                     +1.60%

The isolated modeling environment, assuming no action by management, shows that the Corporation's net interest income volatility is less than 4.9% under probable single direction scenarios. The Corporation's one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. Management pays close attention to the risk of continued flattening of the yield curve. Short-term interest rates, such as the Fed Funds rate, have increased approximately 225 basis points over the past year while long-term rates have declined.

Further yield curve flattening may be possible, either through further increases in short-term rates, further decreases in long-term rates, or both. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and believes this risk is minor under most yield curve flattening scenarios.

Management employs the investment, purchased funds, and derivatives portfolios in implementing the Bank's interest rate strategy. As noted above, mitigating yield curve flattening risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $600 million of the investment portfolio reprices semiannually or more frequently. In the purchase funds portfolio, over $300 million of funds reset their rates with long-term interest rates, such as the 10 year constant maturity swap rate, to protect net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $611 million of interest rates swaps were in force to reduce interest rate risk, and $300 million of interest rate caps were employed specifically to protect against rising interest rates.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality was presented on page 21.

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

CAPITAL RESOURCES

Total stockholders' equity was $627 million at June 30, 2005, an increase of $9 million from December 31, 2004. The change in stockholders' equity for the period was attributable to $36.5 million in earnings that was partially offset by dividends paid of $17.5 million, or $0.535 per share, and a decrease of $526 thousand in net accumulated other comprehensive income loss. Capital was also reduced by $13.1 million from the repurchase of 406 thousand shares of the Corporation's common stock at an average price of $32.40. In June 2005, the Corporation approved the repurchase of an additional 1.3 million shares under its stock repurchase program, bringing the maximum authorized remainder to 1,516,603 shares.

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

                                                                    June 30,       December 31,
(dollars in thousands)                                                2005             2004
                                                                 --------------   --------------
Total equity capital per consolidated financial statements        $    626,546     $    617,439
Qualifying trust preferred securities                                  134,000          164,000
Minimum pension liablity                                                (1,365)          (1,365)
Accumulated other comprehensive loss                                     1,490              964
                                                                 --------------   --------------
    Adjusted capital                                                   760,671          781,038
Adjustments for tier 1 capital:
    Goodwill and disallowed intangible assets                         (268,061)        (269,078)
                                                                 --------------   --------------
      Total tier 1 capital                                             492,610          511,960
                                                                 --------------   --------------
Adjustments for tier 2 capital:
    Allowance for loan losses                                           46,583           46,169
    Allowance for letter of credit losses                                  439              474
                                                                 --------------   --------------
      Total tier 2 capital adjustments                                  47,022           46,643
                                                                 --------------   --------------
Total regulatory capital                                          $    539,632     $    558,603
                                                                 ==============   ==============

Risk-weighted assets                                              $  4,487,869     $  4,346,973
Quarterly regulatory average assets                                  6,173,720        6,198,284
                                                                                                       Minimum
                                                                                                      Regulatory     To be "Well
Ratios:                                                                                              Requirements    Capitalized"
                                                                                                ------------------------------------
  Tier 1 leverage                                                         7.98%            8.26%         4.00%           5.00%
  Tier 1 capital to risk-weighted assets                                 10.98            11.78          4.00            6.00
  Total regulatory capital to risk-weighted assets                       12.02            12.85          8.00           10.00

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% trust preferred securities of Provident Trust II. The trust preferred securities had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. Additionally, on July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% trust preferred securities of Southern Trust I which were callable beginning July 15, 2005.

RESULTS OF OPERATIONS

OVERVIEW

The Corporation recorded net income of $18.4 million or $0.55 per diluted share in the quarter ended June 30, 2005 compared to $10.5 million and $0.34 per diluted share in second quarter 2004, representing increases over second quarter 2004 of 76% and 62%, respectively.

Solid loan growth in key business segments and the effects of the Southern Financial merger augmented second quarter results. Improved earnings included an increase of $5.4 million in net interest income, a $700 thousand increase in the provision for loan losses and a $10.6 million increase in non-interest income, which were partially offset by a $3.7 million increase in non-interest expense and a $3.8 million increase in income tax expense, resulting in a $7.9 million increase in net income from second quarter 2004.

Results for the quarter included a one-time after-tax adjustment of $699,000, or $0.02 per diluted share, to reflect the cumulative impact of a modification of the Corporation's accounting practices related to leased facilities. Like many other publicly-traded companies that have a significant number of leased facilities, the Corporation is conforming its method of accounting for rent expense for leases that contain fixed escalations in rent payments, in order to be consistent with accounting guidance. As the adjustment was not material to any prior period financial statements, the full lease accounting adjustment was recorded in the second quarter of 2005 in occupancy expense. While the lease accounting adjustment accelerates rent expense from future periods, it does not affect historical or future cash flows or the timing or amounts of rent payments.

The financial results reflect the continued balance sheet transition toward growing loans and deposits in core business segments. An overview of the strategies is discussed on pages 17 and 18 of Management's Discussion and Analysis of Financial Condition and Results of Operations. The net interest margin was 3.58%, as compared to 3.31% for the same quarter last year. Return on assets was 1.15%, and return on common equity was 11.82%. The efficiency ratio improved to 62.2% for the quarter. Asset quality remained strong, as non-performing assets to loans were 0.67% and charge-offs to average loans were 0.14% for the quarter.

The basis for financial comparison includes the impact of the Southern Financial Bancorp, Inc. merger for two months of the second quarter of 2004 and the entire second quarter of 2005.

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


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                         -----------------------------------------------------------------------------
                                                     Three Months Ended                  Three Months Ended
                                                      June 30, 2005                        June 30, 2004
                                         -----------------------------------------------------------------------------
(dollars in thousands)                     Average        Income/     Yield/      Average        Income/    Yield/
(tax-equivalent basis)                     Balance        Expense      Rate       Balance        Expense     Rate
                                         -------------  -----------  --------  -------------  ------------ ----------
ASSETS:
Interest-earning assets:
Originated residential                    $    88,228    $   1,456     6.62%    $    108,155   $    1,910     7.10%
Home equity                                   772,541       10,578     5.49          572,716        6,513     4.57
Acquired residential                          515,747        7,372     5.73          625,145        8,884     5.72
Marine                                        427,921        5,410     5.07          450,148        5,682     5.08
Other consumer                                 34,847          752     8.66           49,193          917     7.50
Commercial mortgage                           478,535        7,288     6.11          429,279        5,626     5.27
Residential construction                      287,238        4,714     6.58          204,964        2,242     4.40
Commercial construction                       293,357        4,424     6.05          259,088        2,326     3.61
Commercial business                           676,863       10,721     6.35          594,828        9,615     6.50
                                         -------------  -----------            --------------  -----------
    Total loans                             3,575,277       52,715     5.91        3,293,516       43,715     5.34
                                         -------------  -----------            --------------  -----------
Loans held for sale                             5,888           87     5.93            7,644          109     5.74
Short-term investments                          9,952           64     2.58           16,316           48     1.18
Taxable investment securities               2,106,576       24,360     4.64        2,207,444       22,871     4.17
Tax-advantaged investment securities           12,564          245     7.82           16,508          313     7.63
                                         -------------  -----------            --------------  -----------
    Total investment securities             2,119,140       24,605     4.66        2,223,952       23,184     4.19
                                         -------------  -----------            --------------  -----------
    Total interest-earning assets           5,710,257       77,471     5.44        5,541,428       67,056     4.87
                                         -------------  -----------            --------------  -----------
Less: allowance for loan losses               (45,582)                               (44,102)

Cash and due from banks                       142,561                                141,652
Other assets                                  613,810                                474,942
                                         -------------                         --------------
   Total assets                           $ 6,421,046                           $  6,113,920
                                         =============                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits              $ 1,176,127        2,940     1.00     $  1,106,812        1,722     0.63
Savings deposits                              760,314          546     0.29          771,270          573     0.30
Direct time deposits                          786,388        4,896     2.50          850,667        3,941     1.86
Brokered time deposits                        391,977        3,430     3.51          338,392        3,308     3.93
Short-term borrowings                         754,225        4,819     2.56          589,075        1,365     0.93
Long-term debt                              1,085,186        9,887     3.65        1,171,125       10,601     3.64
                                         -------------  -----------            --------------  -----------
  Total interest-bearing liabilities        4,954,217       26,518     2.15        4,827,341       21,510     1.79
                                         -------------  -----------            --------------  -----------
Noninterest-bearing demand deposits           817,408                                752,198
Other liabilities                              23,728                                 25,489
Stockholders' equity                          625,693                                508,892
                                         -------------                         --------------
   Total liabilities and stockholders'
     equity                               $ 6,421,046                           $  6,113,920
                                         =============                         ==============
Net interest-earning assets               $   756,040                           $    714,087
                                         =============                         ==============
Net interest income (tax-equivalent)                        50,953                                 45,546
Less: tax-equivalent adjustment                               (198)                                  (197)
                                                        -----------                            -----------
Net interest income                                      $  50,755                             $   45,349
                                                        ===========                            ===========
Net yield on interest-earning assets                                   3.58%                                  3.31%


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
THREE MONTHS ENDED JUNE 30, 2005 AND 2004

                                                                                                 -----------------------------
                                                                                                           2005/2004
                                         -----------------------------------------------------      Income/Expense Variance
                                                     2005/2004 Increase/(Decrease)                     Due to Change In
                                         -----------------------------------------------------   -----------------------------
(dollars in thousands)                      Average        %         Income/         %             Average         Average
(tax-equivalent basis)                      Balance      Change      Expense      Change             Rate          Volume
                                         -------------  ---------   -----------  -------------   -------------  --------------
ASSETS:
Interest-earning assets:
Originated residential                    $   (19,927)     (18.4)%   $    (454)      (23.8)%      $     (123)     $     (331)
Home equity                                   199,825       34.9         4,065        62.4             1,485           2,580
Acquired residential                         (109,398)     (17.5)       (1,512)      (17.0)               28          (1,540)
Marine                                        (22,227)      (4.9)         (272)       (4.8)               (6)           (266)
Other consumer                                (14,346)     (29.2)         (165)      (18.0)              129            (294)
Commercial mortgage                            49,256       11.5         1,662        29.5               965             697
Residential construction                       82,274       40.1         2,472       110.3             1,367           1,105
Commercial construction                        34,269       13.2         2,098        90.2             1,754             344
Commercial business                            82,035       13.8         1,106        11.5              (220)          1,326
                                         -------------              -----------
    Total loans                               281,761        8.6         9,000        20.6
                                         -------------              -----------
Loans held for sale                            (1,756)     (23.0)          (22)      (20.2)                 4             (26)
Short-term investments                         (6,364)     (39.0)           16        33.3                 40             (24)
Taxable investment securities                (100,868)      (4.6)        1,489         6.5              2,553          (1,064)
Tax-advantaged investment securities           (3,944)     (23.9)          (68)      (21.7)                 8             (76)
                                         -------------              -----------
    Total investment securities              (104,812)      (4.7)        1,421         6.1
                                         -------------              -----------
    Total interest-earning assets             168,829        3.0        10,415        15.5              8,279           2,136
                                         -------------              -----------
Less: allowance for loan losses                (1,480)       3.4
Cash and due from banks                           909        0.6
Other assets                                  138,868       29.2
                                         -------------
   Total assets                           $   307,126        5.0
                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits              $    69,315        6.3         1,218        70.7              1,103             115
Savings deposits                              (10,956)      (1.4)          (27)       (4.7)               (19)             (8)
Direct time deposits                          (64,279)      (7.6)          955        24.2              1,270            (315)
Brokered time deposits                         53,585       15.8           122         3.7               (375)            497
Short-term borrowings                         165,150       28.0         3,454       253.0              2,977             477
Long-term debt                                (85,939)      (7.3)         (714)       (6.7)                41            (755)
                                         -------------              -----------
  Total interest-bearing liabilities          126,876        2.6         5,008        23.3              4,421             587
                                         -------------              -----------
Noninterest-bearing demand deposits            65,210        8.7
Other liabilities                              (1,761)      (6.9)
Stockholders' equity                          116,801       23.0
                                         -------------
   Total liabilities and stockholders'
    equity                                $   307,126        5.0
                                         =============
Net interest-earning assets               $    41,953        5.9
                                         =============
Net interest income (tax-equivalent)                                     5,407        11.9        $    3,858      $     1,549
Less: tax-equivalent adjustment                                             (1)        0.5
                                                                    -----------
Net interest income                                                  $   5,406        11.9
                                                                    ===========

The net interest margin, on a tax-equivalent basis, increased 27 basis points to 3.58% and was driven by continued solid growth in lending activities. Earning assets grew $169 million to $5.7 billion fueled by loan growth of $282 million which was partially offset by a $100 million reduction in investment securities. The yields on loans and investments grew 57 and 47 basis points, respectively. The yield increase in the portfolio was the result of the restructuring program initiated last year which placed greater emphasis on variable rate securities, as well as a decline in prepayments. Interest-bearing liabilities grew $127 million while the average rate paid increased 36 basis points. The increase in the average rate paid was primarily due to an increase in short-term borrowings which replaced direct CDs and long-term debt. Interest expense benefited further from a $65 million increase in average noninterest-bearing deposit balances during the quarter.

The 5.44% yield on earning assets correspondingly increased as a result of the loan growth which more than offset the increase in funding costs of 2.15%. Net interest income on a tax-equivalent basis was $51.0 million in second quarter 2005, compared to $45.5 million in second quarter 2004. Total interest income increased $10.4 million and total interest expense increased $5.0 million resulting in the growth in net interest income of $5.4 million.

As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $187 thousand and interest expense decreased by $1.0 million, for a total increase of $850 thousand in net interest income relating to derivative transactions for the quarter ended June 30, 2005.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

PROVISION FOR LOAN LOSSES

The Corporation's underwriting and collection efforts, as well as aggressive management of potential problem loans resulted in a provision for loan losses of $2.2 million in second quarter 2005 compared to $1.5 million in second quarter 2004. Net charge-offs were $1.3 million, or 0.14% of average loans, in second quarter 2005 compared to $2.1 million, or 0.25% of average loans, in second quarter 2004. Acquired residential loan net charge-offs as a percentage of average acquired residential loans continued to decline during the period, from 0.79% in second quarter 2004 to 0.04% in second quarter 2005.

NON-INTEREST INCOME

Non-interest income grew to $28.2 million from $17.6 million in second quarter 2004. Non-interest income, excluding net gains (losses) of $706 thousand, grew $2 million, or 8% from 2004.(1) Deposit fee income increased 3%, reflecting increases in consumer and commercial deposit fees. Virtually all of the increase in consumer deposit fees was from the addition of the Southern Financial account base, as well as debit card fee income, which increased 8%. As with many of the Bank's peers, consumer deposit fees are being negatively impacted by decreases in checking transactions and decreases in NSF activity. The Bank took actions during the second quarter that involved implementing a number of fundamental processing changes. Management believes these changes will not alter its competitive position, but will deliver sustainable revenue recovery in the future, given expected account and transaction volumes. Other non-interest income benefited from increases in mortgage banking income and income associated with bank owned life insurance.

Net gains were $706 thousand in second quarter 2005, compared to net losses of $7.9 million in second quarter 2004. Second quarter 2005 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net losses of $659 thousand. These losses were more than offset by a $1.4 million gain realized from the liquidation of an equity investment held by the Corporation, resulting from the acquisition of the issuer. Prior year's losses were primarily the result of the investment portfolio restructuring program, the objective of which was to improve the overall yield of the portfolio. The second quarter of 2005 also included net gains of $142 thousand from the sale of mortgage loans. The disposition of loans and foreclosed properties, which occur in the ordinary course of business, generated net losses of $96 thousand in the second quarter of 2005.


----------------
(1) For the purposes of providing more meaningful discussion, the aforementioned items were excluded to provide comparability of the results from period to period. The items were excluded due to their infrequent nature.

NON-INTEREST EXPENSE

Non-interest expense of $49.8 million for second quarter 2005 was $3.7 million higher than second quarter 2004. Exclusive of the one-time $1.0 million adjustment to account for escalating lease payments recorded as occupancy expense and $2.0 million for merger expenses incurred in the second quarter of 2005 and 2004, respectively, non-interest expense increased $4.6 million, or 10%(1). Of this increase, $2.5 million was attributable to salary and employee benefit expense associated with internal or acquired branch expansion, in addition to increases in employee benefit costs. Another contributing factor to rising compensation cost was the competition in the employment market that has resulted in increased relative labor costs. Non-interest expense also included the impact of an additional $700 thousand of professional fees, primarily relating to the cost of compliance with the Sarbanes-Oxley Act of 2002. The remaining $1.4 million increase represented costs associated with expanding the Bank's footprint and the related infrastructure.

INCOME TAXES

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank's control. It is at least reasonably possible that management's judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $1.9 million at June 30, 2005 versus $1.7 million at December 31, 2004.

The Corporation recorded income tax expense of $8.5 million based on pre-tax income of $26.9 million, representing an effective tax rate of 31.4% in second quarter 2005. In second quarter 2004, the Corporation recorded a tax expense of $4.7 million on pre-tax income of $15.2 million, an effective tax rate of 31.1%.

FOR SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

The Corporation recorded net income of $36.5 million or $1.09 per diluted share for the six months ended June 30, 2005, compared to $23.4 million or $0.83 per diluted share in the prior year.

NET INTEREST INCOME

Tax-equivalent net interest income for the six months of 2005 increased $17 million to $101.5 million compared to 2004, a 20% increase from period to period. Interest income increased $25.7 million and interest expense increased $8.7 million. Growth of $492 million in interest-earning assets accompanied by a 50 basis point yield increase more than offset the $406 million increase in interest-bearing liabilities whose rate increased 20 basis points. This resulted in the net yield on earning assets increasing to 3.58% in 2005 from 3.25% in 2004. The growth in the net yield further benefited from the $141 million growth in non-interest bearing deposits.


CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME
SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                                         ----------------------------------------------------------------------------
                                                  Six Months Ended                       Six Months Ended
                                                    June 30, 2005                         June 30, 2004
                                         ----------------------------------------------------------------------------
(dollars in thousands)                     Average       Income/     Yield/       Average       Income/      Yield/
(tax-equivalent basis)                     Balance       Expense      Rate        Balance       Expense       Rate
                                         -------------  ----------- ---------  --------------  -----------  ---------
ASSETS:
Interest-earning assets:
Originated residential                    $    92,863    $   3,150     6.84%    $     91,544    $   3,220     7.07%
Home equity                                   748,764       19,930     5.37          545,868       12,645     4.66
Acquired residential                          528,948       15,163     5.78          614,604       17,891     5.85
Marine                                        430,392       10,993     5.15          456,927       11,729     5.16
Other consumer                                 36,539        1,523     8.41           46,776        1,788     7.69
Commercial mortgage                           481,581       14,460     6.05          375,611        9,965     5.34
Residential construction                      273,664        8,600     6.34          187,366        4,268     4.58
Commercial construction                       287,563        8,338     5.85          237,868        4,342     3.67
Commercial business                           677,519       21,250     6.32          495,221       15,035     6.11
                                         -------------  -----------            --------------  -----------
    Total loans                             3,557,833      103,407     5.86        3,051,785       80,883     5.33
                                         -------------  -----------            --------------  -----------
Loans held for sale                             5,990          175     5.89            5,897          173     5.90
Short-term investments                          9,315          107     2.32            8,954           50     1.12
Taxable investment securities               2,131,641       48,681     4.61        2,141,981       45,405     4.26
Tax-advantaged investment securities           12,778          476     7.51           16,654          611     7.38
                                         -------------  -----------            --------------  -----------
    Total investment securities             2,144,419       49,157     4.62        2,158,635       46,016     4.29
                                         -------------  -----------            --------------  -----------
    Total interest-earning assets           5,717,557      152,846     5.39        5,225,271      127,122     4.89
                                         -------------  -----------            --------------  -----------
Less: allowance for loan losses               (45,815)                               (39,839)

Cash and due from banks                       135,202                                130,162
Other assets                                  616,440                                356,761
                                         -------------                         --------------
Total assets                              $ 6,423,384                           $  5,672,355
                                         =============                         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits              $ 1,119,012        5,160     0.93     $  1,012,042        3,052     0.61
Savings deposits                              754,728        1,086     0.29          743,268        1,083     0.29
Direct time deposits                          790,340        9,299     2.37          751,473        7,263     1.94
Brokered time deposits                        382,943        6,394     3.37          278,627        6,760     4.88
Short-term borrowings                         795,854        9,292     2.35          629,636        2,943     0.94
Long-term debt                              1,132,045       20,153     3.59        1,153,554       21,549     3.76
                                         -------------  -----------            --------------  -----------
  Total interest-bearing liabilities        4,974,922       51,384     2.08        4,568,600       42,650     1.88
                                         -------------  -----------            --------------  -----------
Noninterest-bearing demand deposits           800,634                                659,865
Other liabilities                              25,563                                 23,230
Stockholders' equity                          622,265                                420,660
                                         -------------                         --------------
Total liabilities and stockholders'
  equity                                  $ 6,423,384                           $  5,672,355
                                         =============                         ==============
Net interest-earning assets               $   742,635                           $    656,671
                                         =============                         ==============
Net interest income (tax-equivalent)                       101,462                                 84,472
Less: tax-equivalent adjustment                               (386)                                  (400)
                                                        -----------                            -----------
Net interest income                                      $ 101,076                              $  84,072
                                                        ===========                            ===========
Net yield on interest-earning assets                                   3.58%                                  3.25%



CONSOLIDATED AVERAGE BALANCES AND ANALYSIS OF CHANGES IN TAX EQUIVALENT NET INTEREST INCOME (CONTINUED)
SIX MONTHS ENDED JUNE 30, 2005 AND 2004


                                                                                                 -----------------------------
                                                                                                           2005/2004
                                         -----------------------------------------------------      Income/Expense Variance
                                                     2005/2004 Increase/(Decrease)                     Due to Change In
                                         -----------------------------------------------------   -----------------------------
(dollars in thousands)                      Average        %         Income/         %             Average         Average
(tax-equivalent basis)                      Balance      Change      Expense      Change             Rate          Volume
                                         -------------  ---------   -----------  -------------   -------------  --------------
ASSETS:
Interest-earning assets:
Originated residential                    $     1,319        1.4%    $     (70)       (2.2)%      $     (113)     $       43
Home equity                                   202,896       37.2         7,285        57.6             2,117           5,168
Acquired residential                          (85,656)     (13.9)       (2,728)      (15.2)             (225)         (2,503)
Marine                                        (26,535)      (5.8)         (736)       (6.3)              (27)           (709)
Other consumer                                (10,237)     (21.9)         (265)      (14.8)              154            (419)
Commercial mortgage                           105,970       28.2         4,495        45.1             1,454           3,041
Residential construction                       86,298       46.1         4,332       101.5             1,968           2,364
Commercial construction                        49,695       20.9         3,996        92.0             2,955           1,041
Commercial business                           182,298       36.8         6,215        41.3               553           5,662
                                         -------------              -----------
    Total loans                               506,048       16.6        22,524        27.8
                                         -------------              -----------
Loans held for sale                                93        1.6             2         1.2                 -               2
Short-term investments                            361        4.0            57       114.0                55               2
Taxable investment securities                 (10,340)      (0.5)        3,276         7.2             3,503            (227)
Tax-advantaged investment securities           (3,876)     (23.3)         (135)      (22.1)               11            (146)
                                         -------------              -----------
    Total investment securities               (14,216)      (0.7)        3,141         6.8
                                         -------------              -----------
    Total interest-earning assets             492,286        9.4        25,724        20.2            13,365          12,359
                                         -------------              -----------
Less: allowance for loan losses                (5,976)      15.0
Cash and due from banks                         5,040        3.9
Other assets                                  259,679       72.8
                                         -------------
Total assets                              $   751,029       13.2
                                         =============

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest-bearing liabilities:
Demand/money market deposits              $   106,970       10.6         2,108        69.1             1,759             349
Savings deposits                               11,460        1.5             3         0.3               (12)             15
Direct time deposits                           38,867        5.2         2,036        28.0             1,650             386
Brokered time deposits                        104,316       37.4          (366)       (5.4)           (2,452)          2,086
Short-term borrowings                         166,218       26.4         6,349       215.7             5,402             947
Long-term debt                                (21,509)      (1.9)       (1,396)       (6.5)             (983)           (413)
                                         -------------              -----------
  Total interest-bearing liabilities          406,322        8.9         8,734        20.5             4,819           3,915
                                         -------------              -----------
Noninterest-bearing demand deposits           140,769       21.3
Other liabilities                               2,333       10.0
Stockholders' equity                          201,605       47.9
                                         -------------
Total liabilities and stockholders'
  equity                                  $   751,029       13.2
                                         =============
Net interest-earning assets               $    85,964       13.1
                                         =============
Net interest income (tax-equivalent)                                    16,990        20.1        $    8,546      $    8,444
Less: tax-equivalent adjustment                                             14        (3.5)
                                                                    -----------
Net interest income                                                  $  17,004        20.2
                                                                    ===========

PROVISION FOR LOAN LOSSES

The provision for loan losses for the first six months of 2005 was $3.8 million, level with the first six months of 2004. Net charge-offs were $3.3 million in 2005 compared to $3.5 million in 2004. Net charge-offs as a percentage of average loans were 0.19% in 2005 compared to 0.22% in 2004.

NON-INTEREST INCOME

Total non-interest income increased to $53.5 million for the six months ended June 30, 2005 from $41.2 million for the six months ended June 30, 2004. Excluding net losses of $70 thousand, non-interest income increased 11% to $53.5 million for the six months in 2005(1). The majority of this increase was due to a $1.5 million increase in deposit service charges and $2.4 million in income associated with bank owned life insurance policies maintained by the Corporation.

Net losses were $70 thousand for the six months ended June 30, 2005, compared to net losses of $7.1 million for the six months ended June 30, 2004. In 2004, net losses from the sales of securities were $6.7 million, driven by the $8.1 million loss from balance sheet restructuring transactions associated with the prior year's merger with Southern Financial.

NON-INTEREST EXPENSE

Non-interest expense of $97.3 million for the six months ended June 30, 2005 increased $10.5 million, or 12%, compared to the same period one year ago. The six months ended June 30, 2005 included a reduction to non-interest expense of $1.6 million related to the Corporation's termination of the post-retirement benefit plan and a one-time charge for occupancy expense of $1.0 million. The same period for 2004 included merger expense of $2.2 million. Exclusive of these items, non-interest expense increased $13.4 million or 16%(1). The increase from year to year is primarily attributable to the merger, which had two months of expense included in the 2004 results versus 2005 which had a full six months expense. Additional items contributing to this increase were employee benefit costs, labor and the associated recruiting costs and cost of compliance with the Sarbanes-Oxley Act of 2002.

INCOME TAXES

The Corporation recorded income tax expense of $16.9 million in the first six months of 2005 based on pre-tax income of $53.5 million, a 31.6% effective tax rate as compared to pre-tax income of $34.5 million and an effective tax rate of 32.3% for 2004.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk at December 31, 2004, see "Interest Sensitivity Management" and Note 9 to the Consolidated Financial Statements in the Corporation's Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The market risk of the Corporation has not experienced any material changes as of June 30, 2005 from December 31, 2004. Additionally, refer to Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2005.

ITEM 4. CONTROLS AND PROCEDURES

The Corporation's management, including the Corporation's principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation's "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation's disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the "SEC")
(1) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and (2) is accumulated and communicated to the Corporation's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation's internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 1,516,603. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2005. The Corporation has no plans that it elected to terminate prior to expiration or under which it does not intend to make further purchases.

The following table provides certain information with regard to shares repurchased by the Corporation in the second quarter of 2005.

                                                                                                      Maximum Number
                                     Total Number          Average           Total Number of       of Shares Remaining
                                      of Shares           Price Paid        Shares Purchased         to be Purchased
            Period                    Purchased           per Share            Under Plan              Under Plan
-------------------------------    ----------------      -------------     -----------------       ------------------
      April 1 - April 30                110,000           $    30.84              110,000                 362,891
        May 1 - May 31                   99,900                30.88               99,900                 262,991
       June 1 - June 30                  60,000                32.07               60,000               1,516,603
                                   ----------------      -------------      -----------------       -----------------
            Total                       269,900           $    31.13              269,900               1,516,603
                                   ----------------      -------------      -----------------       -----------------

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Shareholders on May 18, 2005. Proxies were solicited with respect to such meeting under regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated April 13, 2005. Of the shares eligible to vote at the annual meeting, 30,126,611 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

                      No. of Votes         No. of Votes         Broker
Director                  For        %      Withheld      %    Non-Votes    %
--------                  ---       ---     --------     ---   ---------   ---
Thomas S. Bozzuto     29,736,689    98.7     389,922     1.3          0    0.0
Charles W. Cole, Jr.  29,738,305    98.7     388,306     1.3          0    0.0
Barbara B. Lucas      29,737,103    98.7     389,508     1.3          0    0.0
Francis G. Riggs      29,345,924    97.4     780,687     2.6          0    0.0
Enos K. Fry           29,458,838    97.8     667,773     2.2          0    0.0

(c) Additional proposal submitted for a vote, with the following result:


                          No. of Votes   No. of Votes   No. of Votes    Broker
Proposal                      For          Against       Abstaining    Non-Votes
--------                      ---          -------       ----------    ---------
Ratification of the
appointment of KPMG LLP
as independent registered
public accounting firm
for the fiscal year
ending December 31, 2005    29,583,473      500,011        43,127         -

ITEM 5.  OTHER INFORMATION

On June 27, 2005, Richard J. Oppitz, Jr. and Provident Bank entered into a memorandum regarding Mr. Oppitz' separation of employment. This was brought about as a result of the elimination of his position as Executive Vice President of the Bank. The memorandum contemplates that he will be paid 24 months of severance pay, aggregating $580,726 and receive continuing benefits for 24 months. His change in control agreement is terminated.

ITEM 6.  EXHIBITS

The exhibits and financial statements filed as a part of this report are as follows:

   (2.0)    Agreement and Plan of Reorganization between Provident Bankshares
            Corporation and Southern Financial Bancorp, Inc. (1)
   (3.1)    Articles of Incorporation of Provident Bankshares Corporation (2)
   (3.2)    Articles of Amendment to the Articles of Incorporation of Provident
            Bankshares Corporation (2)
   (3.3)    Fifth Amended and Restated By-Laws of Provident Bankshares
            Corporation (3)
   (10.1)   Form of Change in Control Agreement (4)
   (10.2)   Memorandum of Separation of Employment regarding Richard J. Oppitz,
            Jr.
   (11.0)   Statement re: Computation of Per Share Earnings (5)
   (31.1)   Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
   (31.2)   Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
   (32.1)   Section 1350 Certification of Chief Executive Officer
   (32.2)   Section 1350 Certification of Chief Financial Officer

---------------------------
(1) Incorporated by reference from Registrant's Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2) Incorporated by reference from Registrant's Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3) Incorporated by reference from Registrant's Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.
(5) Included in Note 13 to the Unaudited Consolidated Financial Statements on page 15 hereof.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Principal Executive Officer:

August 9, 2005                         By /s/ GARY N. GEISEL
                                          --------------------------------------
                                          Gary N. Geisel
                                          Chairman of the Board
                                          and Chief Executive Officer


                                       Principal Financial Officer:

August 9, 2005                         By /s/ DENNIS A. STARLIPER
                                          --------------------------------------
                                          Dennis A. Starliper
                                          Executive Vice President and
                                          Chief Financial Officer

EXHIBIT INDEX


  EXHIBIT                         DESCRIPTION
------------  -----------------------------------------------------------------------
   10.2       Memorandum of Separation of Employment regarding Richard J. Oppitz, Jr.
   31.1       Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
   31.2       Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
   32.1       Section 1350 Certification of Chief Executive Officer
   32.2       Section 1350 Certification of Chief Financial Officer