Form 10-Q
period 2005-09-30
PROVIDENT BANKSHARES CORP
filed 2005-11-17
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At November 14, 2005, the Registrant had 32,883,658 shares of $1.00 par value common stock outstanding.

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

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K for the fiscal year ended December 31, 2004 under the headings “Forward-Looking Statements” and “Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	September 30, 2005	December 31, Restated 2004	September 30, Restated 2004
	(Unaudited)	(Unaudited)	(Unaudited)
Assets:
Cash and due from banks	$173,344	$124,664	$122,211
Short-term investments	8,522	9,658	5,468
Mortgage loans held for sale	9,228	6,520	8,319
Securities available for sale	1,829,160	2,186,395	2,079,150
Securities held to maturity	111,854	114,671	115,251
Loans	3,666,758	3,559,880	3,520,266
Less allowance for loan losses	46,049	46,169	47,171

Net loans	3,620,709	3,513,711	3,473,095

Premises and equipment, net	64,616	63,413	64,419
Accrued interest receivable	30,415	28,669	28,738
Goodwill	255,264	256,241	253,158
Intangible assets	11,215	12,649	13,131
Other assets	290,686	254,825	232,821

Total assets	$6,405,013	$6,571,416	$6,395,761

Liabilities:
Deposits:
Noninterest-bearing	$858,763	$811,917	$824,489
Interest-bearing	3,120,893	2,968,070	3,069,967

Total deposits	3,979,656	3,779,987	3,894,456

Short-term borrowings	833,344	917,893	771,420
Long-term debt	915,026	1,205,833	1,089,167
Accrued expenses and other liabilities	49,015	49,280	30,911

Total liabilities	5,777,041	5,952,993	5,785,954

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,249,481, 40,870,602 and 40,727,534 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	41,249	40,871	40,728
Additional paid-in capital	561,604	552,671	549,017
Retained earnings	211,517	184,069	173,990
Net accumulated other comprehensive loss	(11,882)	(1,635)	(595)
Treasury stock at cost - 8,286,428, 7,768,217 and 7,651,317 shares at September 30, 2005, December 31, 2004 and September 30, 2004, respectively	(174,516)	(157,553)	(153,333)

Total stockholders’ equity	627,972	618,423	609,807

Total liabilities and stockholders’ equity	$6,405,013	$6,571,416	$6,395,761

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2005	Restated 2004	2005	Restated 2004
Interest Income:
Loans, including fees	$55,864	$48,274	$158,882	$128,867
Investment securities	23,065	23,646	71,746	69,051
Tax-advantaged loans and securities	217	323	871	997
Short-term investments	49	79	156	129

Total interest income	79,195	72,322	231,655	199,044

Interest Expense:
Deposits	13,553	11,144	37,637	30,476
Short-term borrowings	5,609	2,287	14,901	5,230
Long-term debt	9,940	10,541	30,915	30,163

Total interest expense	29,102	23,972	83,453	65,869

Net interest income	50,093	48,350	148,202	133,175
Less provision for loan losses	826	2,107	4,623	6,029

Net interest income after provision for loan losses	49,267	46,243	143,579	127,146

Non-Interest Income:
Service charges on deposit accounts	23,870	21,600	64,980	61,183
Commissions and fees	1,248	1,119	3,772	3,485
Net gains (losses)	884	464	814	(6,597)
Derivative gains (losses) on swaps	(3,207)	2,160	(3,106)	2,636
Net cash settlement on swaps	608	2,137	3,261	1,398
Other non-interest income	4,334	3,802	14,244	10,073

Total non-interest income	27,737	31,282	83,965	72,178

Non-Interest Expense:
Salaries and employee benefits	26,109	23,273	74,526	65,742
Occupancy expense, net	5,488	4,955	17,051	13,435
Furniture and equipment expense	3,644	3,498	10,720	10,112
External processing fees	5,089	5,913	15,411	17,274
Merger expenses	—	1,110	—	3,266
Other non-interest expense	10,319	9,258	31,372	24,948

Total non-interest expense	50,649	48,007	149,080	134,777

Income before income taxes	26,355	29,518	78,464	64,547
Income tax expense	8,102	10,011	24,484	21,420

Net income	$18,253	$19,507	$53,980	$43,127

Net Income Per Share Amounts:
Basic	$0.55	$0.59	$1.64	$1.47
Diluted	0.54	0.58	1.60	1.44

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
(in thousands)	2005	Restated 2004
Operating Activities:
Net income	$53,980	$43,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,720	21,270
Provision for loan losses	4,623	6,029
Provision for deferred income tax benefit	(218)	(2,902)
Net (gains) losses	(814)	6,597
Derivative (gains) losses	3,106	(2,636)
Originated loans held for sale	(55,876)	(53,449)
Proceeds from sales of loans held for sale	53,601	50,440
Net increase in accrued interest receivable and other assets	(1,664)	(13,900)
Net increase (decrease) in accrued expenses and other liabilities	38	(8,528)

Total adjustments	23,516	2,921

Net cash provided by operating activities	77,496	46,048

Investing Activities:
Principal collections and maturities of securities available for sale	266,759	332,121
Principal collections and maturities of securities held to maturity	1,026	—
Proceeds from sales of securities available for sale	393,074	867,998
Purchases of securities available for sale	(324,991)	(746,115)
Loan originations and purchases less principal collections	(113,152)	(69,475)
Net cash received from business acquisition	—	27,872
Purchases of premises and equipment	(10,517)	(11,017)

Net cash provided by investing activities	212,199	401,384

Financing Activities:
Net increase (decrease) in deposits	166,828	(204,531)
Net decrease in short-term borrowings	(84,549)	(65,962)
Proceeds from long-term debt	55,000	244,987
Payments and maturities of long-term debt	(347,008)	(406,867)
Proceeds from issuance of stock	9,312	7,117
Purchase of treasury stock	(15,202)	—
Cash dividends paid on common stock	(26,532)	(22,682)

Net cash used by financing activities	(242,151)	(447,938)

Increase (decrease) in cash and cash equivalents	47,544	(506)
Cash and cash equivalents at beginning of period	134,322	128,185

Cash and cash equivalents at end of period	$181,866	$127,679

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$59,495	$48,697
Income taxes paid	16,116	10,154
Stock issued for acquired company	—	251,363
Net securities available for sale transferred to securities held to maturity	—	115,251

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

September 30, 2005

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2005.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Results of operations from purchased companies are included from the date of merger. Assets and liabilities of purchased companies are stated at estimated fair values at the date of merger.

Certain prior years’ amounts in the unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period. These reclassifications have no effect on stockholders’ equity or net income as previously reported or restated.

Use of Estimates

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, goodwill and intangible assets, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements or in the notes to the Consolidated Financial Statements as included in the Corporation’s 2004 Annual Report on Form 10-K. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

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

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005. In April 2005, the SEC deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Condensed Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should be valued in accordance with SFAS No. 123R. Compensation expense must be recognized in the Condensed Consolidated Statements of Income subsequent to the effective date of SFAS No. 123R. Management has evaluated the potential impact of SFAS No. 123R and determined that it would result in additional compensation expense of approximately $919 thousand in 2006 for options granted in 2005.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The adoption of SFAS No. 154 will not have any impact on the results of operations of the Corporation.

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standard No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Condensed Consolidated Statements of Condition.

Fair Value Hedges – For derivatives designated as fair value hedges, the derivative instrument and related hedge item are marked-to-market through the related interest income or expense, as applicable, except for the ineffective portion which is recorded in non-interest income.

Cash Flow Hedges – For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of Other Comprehensive Income in Shareholders’ Equity, equity for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Condensed Consolidated Statements of Operations. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For hedges qualifying for “short-cut” treatment at inception, the ongoing effectiveness testing includes a review of the hedge and the hedged item to determine if the hedge continues to qualify for short-cut treatment. An assumption of no hedge ineffectiveness is allowed for derivatives qualifying for short-cut treatment. For all other derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No.133, the Corporation has concluded that for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Condensed Consolidated Statements of Condition at its fair value, as a non-designated hedge but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative would be considered a non-designated hedge and would continue to be marked-to-market in the Condensed Consolidated Statement of Condition as an asset or liability. Additionally, the Condensed Consolidation Statements of Income would record the mark-to-market through current period earnings and not through OCI.

Counter-party credit risk associated with derivatives is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure ongoing effectiveness. Credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. The Corporation’s hedging activities and strategies are monitored by the Bank’s Asset / Liability Committee (“ALCO”) as part of its oversight of the treasury function.

Stock-Based Compensation

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date.

The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (“FIN No. 44”), an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of Statement 123, as amended.

The Corporation recognized pre-tax compensation expense of $393 thousand relating to restricted stock grants for the nine months ended September 30, 2005. During the second quarter of 2005, as part of a voluntary separation agreement, the Corporation modified the terms of previously awarded stock options to an executive who left the Corporation. Under the provisions of FIN No. 44, these stock options were remeasured at the intrinsic value as of the date of separation. Accordingly, the Corporation immediately recognized compensation expense of $525 thousand.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to stock-based compensation for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	Restated 2004	2005	Restated 2004
Net Income:
Net income as reported	$18,253	$19,507	$53,980	$43,127
Addition for total stock-based compensation expense included in reported net income, net of tax	44	136	596	136
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(313)	(427)	(2,001)	(1,094)

Pro forma net income	$17,984	$19,216	$52,575	$42,169

Basic Earnings Per Share:
As reported	$0.55	$0.59	$1.64	$1.47
Pro forma	0.55	0.58	1.59	1.44

Diluted Earnings Per Share:
As reported	$0.54	$0.58	$1.60	$1.44
Pro forma	0.53	0.57	1.56	1.41

Pro forma amounts may not be representative of future expense since the estimated fair value of stock options is amortized to expense over the various vesting periods and additional options may be granted in future periods. Beginning in 2006, under SFAS No. 123R the Corporation will be required to recognize compensation expense related to the fair value of stock options as they vest, which will reduce net income.

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Dividend yield	3.26%	2.97%	3.48%	3.33%
Weighted average risk-free interest rate	4.22%	3.67%	4.28%	3.20%
Weighted average expected volatility	20.03%	28.81%	23.42%	25.85%
Weighted average expected life in years	5.50	7.00	5.50	7.00

Effective April 1, 2005, the Board of Directors approved the acceleration, by one year, of the vesting of all the currently outstanding options to purchase 766,575 shares of the Corporation’s common stock granted prior to 2005 including those options held by certain members of senior management. This effectively reduces the three year vesting period on these options from three to two years. The acceleration of the vesting will result in an aggregate compensation expense of $142,000 ($79,000 in 2005, $48,000 in 2006, $15,000 in 2007) over the modified vesting periods. The amount that would have been expensed for the unvested options granted prior to 2005 had the Corporation not accelerated the vesting would have been approximately $1.8 million over the original vesting periods (i.e. 2006 and 2007). Stock options granted in 2005 have an eight year life and vest over a four year period. The other terms of each of the option grants remained unchanged.

NOTE 2 – RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

In connection with the issuance of its 2005 third quarter results, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections related to the Corporation’s derivative accounting documentation required under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposits (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) ( which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. In addition to the derivative accounting issues, the Corporation will also correct the accounting for severance pay relating to an executive separation agreement with an executive who departed from the Corporation as of June 30, 2005.

The financial statement impact of applying the “long-haul” method of effectiveness testing using SFAS No. 133 and the results under the “short-cut” method show no material difference in the effectiveness of the swaps. However, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedges. Fair value hedge accounting allows a company to record changes in the fair value of a hedged item (in this case, the brokered CDs and the Junior Subordinated Debentures) as an adjustment to income that offsets the fair value adjustment of the related interest rate swaps. Cash flow hedge accounting allows a company to record changes in the fair value net of income taxes as a component of Other Comprehensive Income in Shareholders’ Equity. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings. Under fair value and cash flow hedge accounting, net cash flows associated with the swapped interest payments are included in interest expense.

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income. The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings were treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Condensed Consolidated Statement of Income.

Prior to January 1, 2004, the interest expense on trust preferred securities was netted with the interest payments received from the designated swaps. However, the adoption of FASB Interpretation No. 46 — “Consolidation of Variable Interest Entities (“FIN 46”) on January 1, 2004 and the resultant deconsolidation of the trusts which issued the securities, required redesignation of the swaps to the Junior Subordinated Debentures issued by the Corporation in order to continue to apply hedge accounting. The lack of redesignation resulted in the elimination of hedge accounting for the Junior Subordinated Debentures. The fair value basis adjustment of the trust preferred securities at the adoption date, was deferred as a basis adjustment to the Junior Subordinated Debentures. This basis adjustment is being amortized into interest expense over the life of the Junior Subordinated Debentures as a result of the elimination of hedge accounting. Fair value adjustments on the swaps subsequent to the date of adoption of FIN 46 have been reflected as derivative gains (losses).

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and September 30, 2004 reflect these adjustments. The nine months ended amounts reflect the impacts of restating the first and second quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps, and affect the net cash settlements on the swaps and affect the related tax impact of the respective adjustments. The severance adjustment increased salaries and benefits costs in the second quarter of 2005 by $1.1 million and reduced the third quarter of 2005 by $606 thousand.

Provident has re-designated these interest rate swaps as hedges utilizing the “long haul” method of effectiveness testing, and as a result, will apply hedge accounting treatment for these swaps for future periods. The fourth quarter financial results will reflect an estimated charge of $1.6 million (after tax) to non-interest income operations up to the time that hedge accounting under SFAS No. 133 can be applied.

The table below summarizes the restated periods:

(dollars in thousands, except per share data)	Three months ended March 31,		Three months ended June 30,		Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Year Ended December 31, 2004
	2005	2004	2005	2004
Net Income	$18,108	$12,875	$18,438	$10,500	$18,052	$41,427	$60,325
Impact of restated items, net:
Premium/Fee Amortization	(16)	37	(177)	(27)	109	119	197
Change in market value of derivatives	(2,342)	(2,215)	2,412	2,450	1,346	1,581	1,458
Salaries and employee benefits	—	—	(696)	—	—	—	—

Total increase (decrease) in Net Income	(2,358)	(2,178)	1,539	2,423	1,455	1,700	1,655

Total restated Net Income	$15,750	$10,697	$19,977	$12,923	$19,507	$43,127	$61,980

Basic earnings per share
As reported	$0.55	$0.52	$0.56	$0.35	$0.55	$1.41	$1.99
As restated	$0.48	$0.43	$0.61	$0.43	$0.59	$1.47	$2.05

Diluted earnings per share
As reported	$0.54	$0.51	$0.55	$0.34	$0.54	$1.38	$1.95
As restated	$0.47	$0.42	$0.60	$0.42	$0.58	$1.44	$2.00

Interest Expense on deposits
As reported	$10,188	$8,614	$11,812	$9,544	$9,595	$27,753	$36,953
As restated	$11,328	$8,614	$12,756	$10,718	$11,144	$30,476	$41,235

Interest Expense on long-term debt
As reported	$10,266	$10,948	$9,887	$10,601	$10,128	$31,677	$41,686
As restated	$10,670	$8,752	$10,305	$10,870	$10,541	$30,163	$40,546

Salaries and employee benefits
As reported	$22,698	$20,421	$24,588	$22,048	$23,273	$65,742	$90,024
As restated	$22,698	$20,421	$25,719	$22,048	$23,273	$65,742	$90,024

Net cash settlement on swaps
As reported	$—	$—	$—	$—	$—	$—	$—
As restated	$1,579	$(2,134)	$1,074	$1,395	$2,137	$1,398	$3,469

Derivative gains (losses) on swaps
As reported	$—	$—	$—	$—	$—	$—	$—
As restated	$(3,820)	$(3,752)	$3,921	$4,228	$2,160	$2,636	$2,432

Other Assets
As reported	$256,305	$141,008	$249,471	$221,563	$233,875	$233,875	$255,569
As restated	$257,269	$140,824	$249,198	$222,036	$232,821	$232,821	$254,825

Total assets
As reported	$6,428,829	$5,268,743	$6,407,388	$6,423,052	$6,396,815	$6,396,815	$6,572,160
As restated	$6,424,682	$5,268,559	$6,407,115	$6,423,525	$6,395,761	$6,395,761	$6,571,416

Interest-bearing deposits
As reported	$3,047,348	$2,555,553	$3,106,407	$3,206,406	$3,072,769	$3,072,769	$2,970,083
As restated	$3,044,046	$2,555,553	$3,104,284	$3,206,835	$3,069,967	$3,069,967	$2,968,070

Long-term debt
As reported	$1,124,530	$1,136,121	$1,031,884	$1,168,572	$1,088,984	$1,088,984	$1,205,548
As restated	$1,125,465	$1,134,963	$1,032,334	$1,169,707	$1,089,167	$1,089,167	$1,205,833

Retained earnings
As reported	$191,929	$160,385	$201,470	$162,647	$172,290	$172,290	$182,414
As restated	$191,226	$158,207	$202,306	$162,892	$173,990	$173,990	$184,069

Total stockholders’ equity
As reported	$613,379	$344,470	$626,546	$582,877	$608,242	$608,242	$617,439
As restated	$611,537	$345,444	$627,339	$581,786	$609,807	$609,807	$618,423

Total liabilities and stockholders’ equity
As reported	$6,428,829	$5,268,743	$6,407,388	$6,423,052	$6,396,815	$6,396,815	$6,572,160
As restated	$6,424,682	$5,268,559	$6,407,115	$6,423,525	$6,395,761	$6,395,761	$6,571,416

NOTE 3—BUSINESS COMBINATION

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

Southern Financial was merged with and into the Corporation. Southern Financial shareholders received 1.0875 shares of the Corporation’s common stock and $11.125 in cash for each Southern Financial share outstanding. As a result, Southern Financial’s shareholders received 8.2 million shares of the Corporation’s common stock amounting to $251.3 million and $83.8 million in cash, for an aggregate purchase price of $335.1 million. The value of the shares issued was based on the average market closing price of the Corporation’s common stock from October 29, 2003 through November 6, 2003.

The following table summarizes the fair values of the assets acquired and liabilities assumed of Southern Financial at the merger date. Adjustments to the initial allocation of the purchase price were due to final settlement of asset dispositions, evaluation of tax matters and receipt of other information relating to the valuation of contingencies.

(in thousands)	April 30, 2004
Assets:
Cash	$47,142
Short-term investments	64,544
Investment securities	565,014
Net loans	664,489
Other assets	72,656
Goodwill	247,693
Deposit-based intangible	12,829

Total assets acquired	$1,674,367

Liabilities:
Deposits	$1,022,271
Borrowings	300,308
Other liabilities	16,698

Total liabilities assumed	1,339,277

Net assets acquired	$335,090

The merger with Southern Financial resulted in the recognition of $260.5 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The results of operations from Southern Financial have been included in the Condensed Consolidated Financial Statements since the date of merger.

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$79,655	$—	$1,560	$78,095
Mortgage-backed securities	1,122,701	1,532	22,031	1,102,202
Municipal securities	22,132	181	72	22,241
Other debt securities	623,935	3,122	435	626,622

Total securities available for sale	1,848,423	4,835	24,098	1,829,160

Securities held to maturity:
Other debt securities	111,854	425	903	111,376

Total securities held to maturity	111,854	425	903	111,376

Total investment securities	$1,960,277	$5,260	$25,001	$1,940,536

December 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$118,018	$—	$3,637	$114,381
Mortgage-backed securities	1,647,047	10,754	11,523	1,646,278
Municipal securities	13,608	434	—	14,042
Other debt securities	411,169	1,020	495	411,694

Total securities available for sale	2,189,842	12,208	15,655	2,186,395

Securities held to maturity:
Other debt securities	114,671	482	686	114,467

Total securities held to maturity	114,671	482	686	114,467

Total investment securities	$2,304,513	$12,690	$16,341	$2,300,862

September 30, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$105,816	$—	$4,028	$101,788
Mortgage-backed securities	1,634,554	12,201	12,421	1,634,334
Municipal securities	16,391	587	—	16,978
Other debt securities	325,165	1,266	381	326,050

Total securities available for sale	2,081,926	14,054	16,830	2,079,150

Securities held to maturity:
Other debt securities	115,251	262	—	115,513

Total securities held to maturity	115,251	262	—	115,513

Total investment securities	$2,197,177	$14,316	$16,830	$2,194,663

At September 30, 2005, a net unrealized after-tax loss of $9.0 million on the securities portfolio was reflected in net accumulated other comprehensive loss. This compared to net unrealized after-tax gains of $2.6 million and $2.2 million at September 30, 2004 and December 31, 2004, respectively.

During the third quarter of 2004, the Corporation transferred $108 million in securities available for sale to securities held to maturity. The unrealized gains of $7.4 million associated with these securities included in net accumulated other comprehensive loss at the date of transfer will continue to be reflected in stockholders’ equity and be reflected as a premium. Both the premium and the amount reflected in net accumulated other comprehensive loss are amortized over the remaining life of the transferred securities. The amortization is determined using the interest method and results in equal and offsetting amounts being recorded in interest income, resulting in no impact to net income.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At September 30, 2005, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2004, refer to Notes 1 and 4 of the Condensed Consolidated Financial Statements in the Corporation’s Form 10-K as of and for the year ended December 31, 2004.

NOTE 5—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Residential real estate:
Originated and acquired residential mortgage	$507,200	$660,949	$717,715
Home equity	860,472	705,126	652,764
Other consumer:
Marine	423,268	436,262	444,510
Other	37,467	42,121	47,940

Total consumer	1,828,407	1,844,458	1,862,929

Commercial real estate:
Commercial mortgage	482,219	483,636	480,349
Residential construction	397,438	242,246	231,052
Commercial construction	305,319	279,347	267,307
Commercial business	653,375	710,193	678,629

Total commercial	1,838,351	1,715,422	1,657,337

Total loans	$3,666,758	$3,559,880	$3,520,266

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period	$46,583	$47,687	$46,169	$35,539
Provision for loan losses	826	2,107	4,623	6,029
Allowance of acquired bank	—	—	—	12,085
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	77	1,042	846	3,531
Home equity	(1)	(1)	(4)	9
Marine and other consumer	487	405	739	901
Commercial mortgage	—	—	—	207
Commercial construction	—	191	(67)	191
Commercial business	797	986	3,229	1,643

Net charge-offs	1,360	2,623	4,743	6,482

Balance at end of period	$46,049	$47,171	$46,049	$47,171

NOTE 7—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the nine months ended September 30, 2005.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2004	$256,863	$(622)	$256,241
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(872)	—	(872)
Adjustment of intangible related to 2000 merger with Harbor Federal Bancorp	(105)	—	(105)

Balance at September 30, 2005	$255,886	$(622)	$255,264

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2004	$15,429	$(2,780)	$12,649
Amortization expense	—	(1,434)	(1,434)

Balance at September 30, 2005	$15,429	$(4,214)	$11,215

Adjustments to goodwill are primarily due to the resolution of income tax uncertainties related to the respective mergers.

NOTE 8—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	September 30, 2005	December 31, Restated 2004	September 30, Restated 2004

Interest-bearing deposits:
Interest-bearing demand	$615,947	$531,622	$504,853
Money market	597,412	525,744	609,007
Savings	714,848	743,937	755,096
Direct time certificates of deposit	823,421	812,904	874,999
Brokered certificates of deposit	369,265	353,863	326,012

Total interest-bearing deposits	3,120,893	2,968,070	3,069,967
Noninterest-bearing deposits	858,763	811,917	824,489

Total deposits	$3,979,656	$3,779,987	$3,894,456

NOTE 9—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	September 30, 2005	December 31, 2004	September 30, 2004
Securities sold under repurchase agreements	$418,143	$396,263	$383,313
Federal funds purchased	298,000	329,500	296,000
Federal Home Loan Bank advances - variable rate	115,000	190,000	90,000
Other short-term borrowings	2,201	2,130	2,107

Total short-term borrowings	$833,344	$917,893	$771,420

NOTE 10—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	September 30, 2005	December 31, Restated 2004	September 30, Restated 2004
Federal Home Loan Bank advances - fixed rate	$122,380	$169,833	$177,450
Federal Home Loan Bank advances - variable rate	650,000	834,555	702,133
Junior Subordinated Debentures	136,813	173,320	173,334
Term repurchase agreements	5,833	28,125	36,250

Total long-term debt	$915,026	$1,205,833	$1,089,167

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures issued to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures issued to Southern Trust I. The Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity date of July 15, 2030.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $356 thousand and $633 thousand for the nine months ended September 30, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive loss, net of taxes. At September 30, 2005 and 2004, the Corporation recorded a cumulative decline in the fair value of derivatives of $1.5 million and $3.2 million, respectively, net of taxes, in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the nine months ended September 30, 2005 and 2004, the Corporation had no ineffective hedges.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. For the three months ended September 30, 2005 and 2004, the Corporation recorded a pre-tax loss of $3.2 million and a pre-tax gain of $2.2 million, respectively, to reflect the increase or decrease in value of the non-designated interest rate swaps for the quarter. For the nine months ended September 30, 2005 and 2004, the Corporation recorded a pre-tax loss of $3.1 million and a pre-tax gain of $2.6 million, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
September 30, 2005
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,490	$1,490
Pay fixed/receive variable	Hedge loan rate risk	10,500	91	91
Receive fixed/pay variable	Hedge borrowing cost	57,900	—	(447)
Interest rate caps/corridors	Hedge borrowing cost	300,000	1,564	1,564

Total designated derivatives		463,400	3,145	2,698

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$75,000	$943	$943
Receive fixed/pay variable		390,500	4,734	(1,236)

Total non-designated derivatives		465,500	5,677	(293)

Total derivatives		$928,900	$8,822	$2,405

December 31, 2004
Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$682	$682
Pay fixed/receive variable	Hedge loan rate risk	59,776	731	(167)
Interest rate caps/corridors	Hedge borrowing cost	300,000	2,778	2,778

Total designated derivatives		454,776	4,191	3,293

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$150,000	$1,526	$844
Receive fixed/pay variable		357,500	6,348	3,655

Total non-designated derivatives		507,500	7,874	4,499

Total derivatives		$962,276	$12,065	$7,792

September 30, 2004
Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$75,000	$73	$36
Pay fixed/receive variable	Hedge loan rate risk	60,574	635	(633)
Interest rate caps/corridors	Hedge borrowing cost	300,000	3,317	3,317

Total designated derivatives		435,574	4,025	2,720

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$165,000	$913	$(18)
Receive fixed/pay variable		322,500	7,470	5,121

Total non-designated derivatives		487,500	8,383	5,103

Total derivatives		$923,074	$12,408	$7,823

NOTE 12—OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	September 30, 2005
Commercial business and real estate	$888,236
Consumer revolving credit	651,200
Residential mortgage credit	18,811
Performance standby letters of credit	95,550
Commercial letters of credit	3,672

Total loan commitments	$1,657,469

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 13—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004
Net gains (losses):
Securities sales	$709	$2,778	$493	$(3,927)
Asset sales	175	(1)	372	(357)
Debt extinguishment	—	(2,313)	(51)	(2,313)

Net gains (losses)	$884	$464	$814	$(6,597)

NOTE 14—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	Restated 2004	2005	Restated 2004

Net income	$18,253	$19,507	$53,980	$43,127
Basic EPS shares	32,939	33,038	32,971	29,339
Basic EPS	$0.55	$0.59	$1.64	$1.47
Dilutive shares	701	625	691	622
Diluted EPS shares	33,640	33,663	33,662	29,961
Diluted EPS	$0.54	$0.58	$1.60	$1.44
Antidilutive shares	2	449	452	449

NOTE 15—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	Restated 2004	2005	Restated 2004

Net income	$18,253	$19,507	$53,980	$43,127
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	1,084	(2,014)	1,500	539
Net unrealized holding gains (losses) on debt securities	(16,576)	27,740	(17,757)	4,756
Less reclassification adjustment for gains (losses) realized in net income	(377)	2,778	(493)	(3,927)

Other comprehensive income (loss) before tax	(15,115)	22,948	(15,764)	9,222
Related income tax expense (benefit)	(5,290)	8,032	(5,517)	3,228

Other comprehensive income (loss) after tax	(9,825)	14,916	(10,247)	5,994

Comprehensive income	$8,428	$34,423	$43,733	$49,121

NOTE 16—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(in thousands)	2005	2004	2005	2004	2005	2004
Service cost - benefits earned during the period	$1,085	$163	$19	$27	$89	$40
Interest cost on projected benefit obligation	1,140	208	9	18	250	112
Expected return on plan assets	(2,030)	(239)	—	—	—	—
Net amortization and deferral of loss	71	27	(7)	8	105	47

Net pension cost included in employee benefits expense	$266	$159	$21	$53	$444	$199

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2005	2004	2005	2004	2005	2004
Service cost - benefits earned during the period	$1,660	$748	$69	$79	$253	$110
Interest cost on projected benefit obligation	1,873	954	43	54	708	308
Expected return on plan assets	(2,873)	(1,097)	—	—	—	—
Net amortization and deferral of loss	165	123	9	25	298	130

Subtotal	825	728	121	158	1,259	548
Reversal of liability	—	—	(1,641)	—	—	—

Net pension cost included in employee benefits expense	$825	$728	$(1,520)	$158	$1,259	$548

On March 31, 2005, the Corporation announced that the pension plan will be frozen for new entrants. Employees who are already participants in the plan will not be affected by this change. Also on March 31, 2005, the Corporation communicated to retirees under the age of 65 currently receiving postretirement health benefits that these benefits will be eliminated and no longer offered, effective January 1, 2006. This action resulted in the reversal of the actuarially determined liability of $1.6 million at March 31, 2005.

No contributions were made to the qualified pension plan in the nine months ended September 30, 2005. For the nine months ended September 30, 2004 the Corporation contributed $5.0 million to the qualified pension plan. The minimum required contribution in 2005 for the qualified plan is estimated to be zero. At September 30, 2005, the maximum deductible contribution under the Internal Revenue Code was $6.6 million. The decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2005 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2005, which is equal to the benefits paid under the plans.

NOTE 17—BUSINESS SEGMENT INFORMATION

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended September 30,	2005				Restated 2004
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total

Net interest income	$16,034	$28,756	$5,303	$50,093	$14,537	$24,515	$9,298	$48,350
Provision for loan losses	735	549	(458)	826	991	593	523	2,107

Net interest income after provision for loan losses	15,299	28,207	5,761	49,267	13,546	23,922	8,775	46,243
Non-interest income	4,571	25,763	(2,597)	27,737	3,161	23,342	4,779	31,282
Non-interest expense	5,713	37,401	7,535	50,649	5,332	33,110	9,565	48,007

Income (loss) before income taxes	14,157	16,569	(4,371)	26,355	11,375	14,154	3,989	29,518
Income tax expense (benefit)	4,352	5,094	(1,344)	8,102	3,858	4,800	1,353	10,011

Net income (loss)	$9,805	$11,475	$(3,027)	$18,253	$7,517	$9,354	$2,636	$19,507

Total Assets	$1,792,455	$3,101,694	$1,510,864	$6,405,013	$1,608,689	$3,127,179	$1,659,893	$6,395,761

Nine Months Ended September 30,	2005				Restated 2004
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total

Net interest income	$46,272	$82,564	$19,366	$148,202	$36,336	$65,618	$31,221	$133,175
Provision for loan losses	3,153	746	724	4,623	1,873	1,083	3,073	6,029

Net interest income after provision for loan losses	43,119	81,818	18,642	143,579	34,463	64,535	28,148	127,146
Non-interest income	11,547	70,654	1,764	83,965	9,284	65,622	(2,728)	72,178
Non-interest expense	17,081	109,164	22,835	149,080	14,203	94,383	26,191	134,777

Income (loss) before income taxes	37,585	43,308	(2,429)	78,464	29,544	35,774	(771)	64,547
Income tax expense (benefit)	11,728	13,514	(758)	24,484	9,804	11,872	(256)	21,420

Net income (loss)	$25,857	$29,794	$(1,671)	$53,980	$19,740	$23,902	$(515)	$43,127

Total Assets	$1,792,455	$3,101,694	$1,510,864	$6,405,013	$1,608,689	$3,127,179	$1,659,893	$6,395,761

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At September 30, 2005, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Provident’s key business strategies provide it with a unique opportunity in its marketplace. An overview of these strategies are discussed below:

•	Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 61 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 151 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 151 banking offices, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington, D.C. and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 244 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

•	Grow and deepen consumer and small business relationships in Maryland and Virginia. Consumer banking continues to be an important component of the Bank’s business strategy. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

•	Grow and deepen commercial and real estate relationships in Maryland and Virginia. Commercial banking is the other key component to the Corporation’s regional presence in its market area. The Commercial Banking group provides customized banking solutions to middle market commercial and real estate customers. The Bank has an experienced team of relationship managers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services, responsive service and maintenance of frequent personal contact with each customer.

•	Move from a product driven organization to a customer relationship focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategy will be centered on the right size bank commitment - providing the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers.

•	Create a high performance culture that focuses on employee development and retention. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Employee development is viewed as a critical part of executing Provident’s strategy as the right size bank and transforming the Company’s sales culture with a focus on the employee’s development and approach with Provident’s customers.

RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On November 7, 2005, management of Provident Bankshares Corporation (“Provident” or the “Company”) determined that Provident’s financial statements for the quarters ended June 30, 2005 and March 31, 2005, as well as the summary financial information for the third quarter ended September 30, 2005 disclosed in the Company’s earnings release dated October 20, 2005, should no longer be relied upon as a result of the accounting treatment applied by Provident to interest rate swaps associated with Provident’s interest rate risk hedging program. Subsequently, management made a similar determination with respect to the financial statements for the year ended December 31, 2004.

In connection with the issuance of its 2005 third quarter results, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections related to the Corporation’s derivative accounting documentation required under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposit (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with brokered CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume hedge effectiveness for these derivatives. Provident has determined that the brokered CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The brokered CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. In addition to the derivative accounting issues, the Corporation will also correct the accounting for severance pay relating to an executive separation agreement with an executive who departed from the Corporation as of June 30, 2005.

The financial statement impact of applying the “long-haul” method of effectiveness testing using SFAS No. 133 and the results under the “short-cut” method show no material difference in the effectiveness of the swaps. However, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedges. Fair value hedge accounting allows a company to record changes in the fair value of a hedged item (in this case, the brokered CDs and the Junior Subordinated Debentures) as an adjustment to income that offsets the fair value adjustment of the related interest rate swaps. Cash flow hedge accounting allows a company to record changes in the fair value, net of income taxes, as a component of Other Comprehensive Income in Stockholders’ Equity. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings. Under fair value and cash flow hedge accounting, net cash flows associated with the swapped interest payments are included in interest expense.

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income. The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings was treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Condensed Consolidated Statement of Income.

Prior to January 1, 2004, the interest expense on trust preferred securities was netted with the interest payments received from the designated swaps. However, the adoption of FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities (“FIN 46”) on January 1, 2004 and the resultant deconsolidation of the trusts which issued the securities, required redesignation of the swaps to the Junior Subordinated Debentures issued by the Corporation in order to continue to apply hedge accounting. The lack of redesignation resulted in the elimination of hedge accounting for the Junior Subordinated Debentures. The fair value basis adjustment of the trust preferred securities at the adoption date, was deferred as a basis adjustment to the Junior Subordinated Debentures. This basis adjustment is being amortized into interest expense over the life of the Junior Subordinated Debentures as a result of the elimination of hedge accounting. Fair value adjustments on the swaps subsequent to the date of adoption of FIN 46 have been reflected as derivative gains (losses).

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and September 30, 2004 reflect these adjustments. The nine months ended amounts reflect the impacts of restating the first and second quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps, and affect the net cash settlements on the swaps and affect the related tax impact of the respective adjustments. The severance adjustment increased salaries and benefits costs in the second quarter of 2005 by $1.1 million and reduced the third quarter of 2005 by $606 thousand.

Provident has re-designated these interest rate swaps as hedges utilizing the “long haul” method of effectiveness testing, and as a result, will apply hedge accounting treatment for these swaps for future periods. The fourth quarter financial results will reflect an estimated charge of $1.6 million (after tax) to non-interest income up to the time that hedge accounting under SFAS No. 133 can be applied.

Provident intends to file amended Quarterly Reports on Form 10-Q for the periods ended June 30, 2005 and March 31, 2005, and an amended Annual Report on Form 10-K for the year ended December 31, 2004, to include the restated financial statements for each period covered by each such report (which financial statements will reflect the proper accounting treatment as relates to the aforementioned items).

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the periods indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes as well as the other information herein.

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, goodwill and intangible assets, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, goodwill and intangible assets, asset prepayment rates, derivative positions and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued balance sheet transition towards growing loans and deposits in the Bank’s core business segments. The expanded market, as a direct result of the Southern Financial merger, has augmented the number of banking relationship opportunities in the Corporation’s key markets of Baltimore, Washington, D.C. and Richmond. The expansion led to increases in average loans of 2.9% and commercial deposits of 6.1% over the third quarter of 2004. At September 30, 2005, total assets were $6.4 billion as compared to $6.6 billion at December 31, 2004.

Lending

Total average loan balances increased to $3.6 billion in third quarter 2005, an increase of $103.9 million, or 2.9%, from third quarter 2004 (“prior year quarter”). The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2005	2004
Residential real estate:
Originated and acquired residential mortgage	$541,096	$752,686	$(211,590)	(28.1)%
Home equity	831,987	628,990	202,997	32.3
Other consumer:
Marine	425,131	442,846	(17,715)	(4.0)
Other	35,825	50,723	(14,898)	(29.4)

Total consumer	1,834,039	1,875,245	(41,206)	(2.2)

Commercial real estate:
Commercial mortgage	473,748	481,197	(7,449)	(1.5)
Residential construction	346,975	221,051	125,924	57.0
Commercial construction	318,166	270,890	47,276	17.5
Commercial business	662,337	682,948	(20,611)	(3.0)

Total commercial	1,801,226	1,656,086	145,140	8.8

Total loans	$3,635,265	$3,531,331	$103,934	2.9

Strong loan growth in the Corporation’s “strategically initiated” core loan portfolios was offset by planned reductions in non-core or wholesale portfolios (originated and acquired residential mortgages). The core portfolio’s average loan balances increased $315.5 million or 11.4% over the same quarter in 2004. This increase was a result of the Corporation’s successful marketing efforts to grow it’s home equity, residential construction and commercial construction loan portfolios. As a result, total average loans increased by 2.9% and was driven by an increase of $203 million in average home equity loans and $173.2 million in average residential and commercial constructions loans. These increases more than offset planned reductions in originated and acquired residential mortgage loans of $211.6 million.

The home equity loan suite of products has been a key component of the Bank’s strategy to deepen its consumer relationships. This market strategy resulted in the $203.0 million, or 32.3%, increase in home equity average balances, continuing the growth of $195.8 million, or 45.2%, that occurred in third quarter 2004. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $145 million or 8.8% compared to the 2004 quarter. Commercial and residential construction loans posted increases during the quarter of $125.9 million and $47.2 million, respectively, reflecting strong regional demand for construction loans in the Bank’s markets. The result is a well—balanced mix of revenue sources between consumer and commercial loan products with $1.8 billion, or 50.5%, in consumer loans, and $1.8 billion, or 49.5%, in commercial loans. Geographically, average loan balances of $1.3 billion originated in the Washington, D.C. and Richmond metropolitan regions represented 36% of total average loans in third quarter 2005.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	September 30, 2005	December 31, 2004
Non-Performing Assets:
Originated and acquired residential mortgage	$7,344	$10,327
Home equity	187	103
Other consumer	167	147
Commercial mortgage	1,598	1,612
Commercial real estate construction	—	1,063
Commercial business	16,237	12,461

Total non-accrual loans	25,533	25,713
Total renegotiated loans	—	—

Total non-performing loans	25,533	25,713
Total other assets and real estate owned	1,239	1,616

Total non-performing assets	$26,772	$27,329

90-Day Delinquencies:
Originated and acquired residential mortgage	$4,956	$9,097
Home equity	275	126
Other consumer	589	1,108
Commercial business	1,524	1,883

Total 90-day delinquencies	$7,344	$12,214

Asset Quality Ratios:
Non-performing loans to loans	0.70%	0.72%
Non-performing assets to loans	0.73%	0.77%
Allowance for loan losses to loans	1.26%	1.30%
Net charge-offs in quarter to average loans	0.15%	0.28%
Allowance for loan losses to non-performing loans	180.35%	179.56%

Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and its strategic decision to transition the balance sheet away from non-core or wholesale loans to core loan portfolios. In addition, credit conditions remained favorable for the third quarter 2005. Non-performing assets were $26.8 million at September 30, 2005, a decline of $0.6 million from the level at December 31, 2004. The decline in non-performing assets was due to the resolution of non-performing commercial real estate construction, acquired and originated residential loans, offset by a $3.8 million increase in non-performing commercial business loans during the quarter, primarily representing one commercial business relationship. Non-performing commercial business loans include $1.5 million of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.73% at September 30, 2005 compared to 0.77% at December 31, 2004. The level of 90-day delinquent loans also declined during the period, decreasing $4.9 million, or 40%, to $7.3 million from the level at December 31, 2004. No assurance can be given regarding the level of non-performing assets in the future.

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous loan losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

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

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances which may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a risk rating based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.

In addition to being used to categorize risk, the Bank’s internal ten-point risk rating system is used to determine the allocated allowance for the commercial portfolio. Reserve factors, based on the actual loss history for a 5-year period for criticized loans, are assigned. If the factor, based on loss history for classified credits is lower than the minimum established factor, the higher factor is applied. For loans with satisfactory risk profiles, the factors are based on the rating profile of the portfolio and the consequent historic losses of bonds with equivalent ratings.

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

The unallocated component of the allowance exists to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

At September 30, 2005, the allowance was $46.0 million, or 1.26% as a percentage of total loans outstanding, compared to an allowance at December 31, 2004 of $46.2 million, or 1.30% as a percentage of total loans outstanding. The allowance coverage of 180% of non-performing loans at September 30, 2005 was identical with December 31, 2004. Portfolio-wide net charge-offs represented 0.15% of average loans in third quarter 2005, compared to 0.30% in third quarter 2004 and up 0.01% from the second quarter 2005.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2005	2004
Transaction accounts:
Noninterest-bearing	$814,400	$797,625	$16,775	2.1%
Interest-bearing	604,345	515,267	89,078	17.3
Savings/money market:
Savings	732,295	765,647	(33,352)	(4.4)
Money market	595,956	656,900	(60,944)	(9.3)
Certificates of deposit:
Direct	805,572	884,275	(78,703)	(8.9)
Brokered	359,334	340,209	19,125	5.6

Total deposits	$3,911,902	$3,959,923	$(48,021)	(1.2)

Deposits by source:
Consumer	$2,680,270	$2,797,257	$(116,987)	(4.2)
Commercial	872,298	822,457	49,841	6.1
Brokered	359,334	340,209	19,125	5.6

Total deposits	$3,911,902	$3,959,923	$(48,021)	(1.2)

Average deposits decreased $48.0 million, or 1.2%, in third quarter 2005 over the same quarter last year. This decrease includes the impact of the sale of three branches in October 2004 that were acquired in the Southern Financial merger. The three branches contained $204 million in average consumer deposits and $75 million in average commercial deposits. Exclusive of these amounts, total average deposits grew 6.3% from third quarter 2004. Adjusting for the sale of the branches, consumer deposits grew 3.3% while commercial deposits experienced growth of 16.8%. The primary driver in the commercial deposit growth was the increase in escrow deposits associated with title company relationships and higher commercial money market balances associated with commercial real estate lending activities. Brokered deposits issued also increased as a less expensive alternative to borrowing.

Average customer deposits in the Washington Metropolitan and Virginia markets represented 35% of total customer deposits. The Bank currently has 84 banking offices in this market or 56% of total banking offices.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At September 30, 2005, the investment securities portfolio was $1.9 billion, or 30.3% of total assets. The Bank’s investment portfolio declined $360 million from December 31, 2004 to September 30, 2005, reflecting management’s strategy to de-emphasize wholesale investments. The reduction in balances occurred in the mortgage-backed securities portfolio (“MBS”), which was reduced from $1.6 billion to $1.1 billion during 2005. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk, as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

To achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities, corporate bonds and asset-backed securities (“ABS”). At September 30, 2005, 57% of the investment portfolio was invested in MBS. The allocation to floating rate ABS and corporate bonds was increased to 35%, in anticipation of rising short-term interest rates. The ABS portfolio, representing 31% of the total portfolio, consists predominately of Aaa and single A rated classes of pooled trust preferred securities. The re-allocation of investment securities out of MBS and into floating rate ABS achieved the objectives of 1) reducing the portfolio’s market value sensitivity to rising interest rates and 2) increasing the percentage of the portfolio that reprices with one-month or three month LIBOR in order to increase the bank’s asset sensitivity position. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, single or double ‘A’ rated home equity ABS, and U.S. Treasury, Agency, and municipal securities.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. In the current economic environment, the duration is targeted for the lower half of that range. Another risk in the investment portfolio is credit risk. At September 30, 2005, over 71% of the entire investment portfolio was rated AAA, 28% was investment grade below AAA, and 1% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at September 30, 2005. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at September 30, 2005.

Provident’s funds management objectives are as follows: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future borrowing requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The trust preferred securities are presented net of unamortized issuance costs as Long-Term Debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the trust preferred securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%. On July 15, 2005, the Corporation redeemed $5 million aggregate value of capital securities issued by Southern Trust I at an annual rate of 11%.

Treasury borrowings declined from December 2004 to September 2005, reflecting the transition of the Bank’s balance sheet from wholesale to core funding sources. Comparing monthly average balances, September 2005 borrowings declined $306 million from December 2004, from $2.1 billion to $1.8 billion. The reductions in balance were widespread: short-term borrowings declined $93 million, long-term borrowings were reduced $182 million, and management redeemed $31 million of trust preferred securities in the first three quarters of 2005.

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

The Bank’s primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At September 30, 2005, $1.3 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $925 million. An excess liquidity position of $614 million remains after covering $311 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At September 30, 2005, the Bank possessed over $900 million of unsecured overnight borrowing capacity, of which $298 million was in use at period-end. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In third quarter 2005, the Bank issued $30 million of brokered CDs at rates favorable to alternative funding costs.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At September 30, 2005, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable in an efficient market.

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

Contractual Obligations, Commitments and Off Balance Sheet Arrangements

The Corporation has various contractual obligations, such as long-term borrowings, that are recorded as liabilities in the Condensed Consolidated Financial Statements. Other items, such as certain minimum lease payments for the use of banking and operations offices under operating lease agreements, are not recognized as liabilities in the Condensed Consolidated Financial Statements, but are required to be disclosed. Each of these arrangements affects the Corporation’s determination of sufficient liquidity.

The following table summarizes significant contractual obligations at September 30, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$12,723	$23,540	$21,518	$28,735	$86,516
Long-term debt	321,327	373,428	75,587	144,684	915,026

Total	$334,050	$396,968	$97,105	$173,419	$1,001,542

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at September 30, 2005 were as follows:

(in thousands)	September 30, 2005
Commercial business and real estate	$888,236
Consumer revolving credit	651,200
Residential mortgage credit	18,811
Performance standby letters of credit	95,550
Commercial letters of credit	3,672

Total loan commitments	$1,657,469

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2005 for the September 30, 2005 data and on January 1, 2005 for the December 31, 2004 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

Interest Rate Scenario	At September 30, 2005 Projected Percentage Change in Net Interest Income	At December 31, 2004 Projected Percentage Change in Net Interest Income
-100 basis points	-3.70%	-3.40%
No change	—	—
+100 basis points	+1.50%	+1.40%
+200 basis points	+2.20%	+1.60%

The percentage changes displayed in the table above relate to the Corporation’s projected net interest income. Management’s intent is for derivative interest income to mitigate risk to the Corporation’s net interest income stemming from changes in interest rates. For comparison purposes, these projections include all interest earned on derivatives in net interest income. The analysis includes the interest income and expense relating to non-designated interest rate swaps that is classified in non-interest income as Net Cash Settlement on Swaps.

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 4.0% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. Management pays close attention to the risk of continued flattening of the yield curve. Short-term interest rates, such as the Fed Funds rate, have increased approximately 275 basis points over the past year while long-term rates are little changed. Further yield curve flattening is possible, either through further increases in short-term rates, further decreases in long-term rates, or both. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve flattening scenarios.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve flattening risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $600 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, over $300 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $629 million of interest rate swaps were in force to reduce interest rate risk, and $300 million of interest rate caps were employed specifically to protect against rising interest rates.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality was presented on page 27.

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

Capital Resources

Total stockholders’ equity was $628.0 million at September 30, 2005, an increase of $9.5 million from December 31, 2004. The change in stockholders’ equity for the period was attributable to $54.0 million in earnings that was partially offset by dividends paid of $26.5 million. Net accumulated other comprehensive loss increased by $10.2 million during the period primarily due to the impact of rising interest rates on the market value of the debt securities portfolio. Capital was also reduced by $17.0 million from the repurchase of 518 thousand shares of the Corporation’s common stock at an average price of $32.73. In June 2005, the Corporation approved the repurchase of an additional 1.3 million shares under its stock repurchase program, bringing the maximum authorized remainder to 1,404,616 shares.

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

(dollars in thousands)	September 30, 2005	Restated December 31, 2004
Total equity capital per consolidated financial statements	$627,972	$618,423
Qualifying trust preferred securities	129,000	164,000
Minimum pension liability	(1,365)	(1,365)
Accumulated other comprehensive loss	11,882	1,635

Adjusted capital	767,489	782,693
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(266,638)	(269,078)

Total tier 1 capital	500,851	513,615

Adjustments for tier 2 capital:
Allowance for loan losses	46,049	46,169
Allowance for letter of credit losses	454	474

Total tier 2 capital adjustments	46,503	46,643

Total regulatory capital	$547,354	$560,258

Risk-weighted assets	$4,615,790	$4,346,229
Quarterly regulatory average assets	6,075,202	6,198,284

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.24%	8.29%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.85	11.82	4.00	6.00
Total regulatory capital to risk-weighted assets	11.86	12.89	8.00	10.00

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. Additionally, on July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures to Southern Trust I. The Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity of July 15, 2030.

RESULTS OF OPERATIONS

DISCUSSION AND RECONCILIATION OF NET INCOME AND OPERATING INCOME

Although “operating income” is not a measure of performance calculated in accordance with GAAP, the Corporation believes that operating income measures are important because the Corporation believes that they provide readers with a more meaningful presentation of the Corporation’s core results of operations from period to period. The Corporation calculates operating income by adding or subtracting, as the case may be, income gains and losses on sales of securities and gains and losses associated with corrections to the Corporation’s derivative accounting method as described in Note 2 to the Condensed Consolidated Financial Statements (which are included in the net income measures) because the Corporation believes those items are not reflective of the Corporation’s core results of operations. The Corporation believes that operating income measures are useful to investors seeking to evaluate its operating performance and to compare its performance with other companies in the banking industry that also report operating income. Operating income should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data prepared in accordance with GAAP. Moreover, the manner in which the Corporation calculates operating income may differ from that of other companies reporting measures with similar names. A reconciliation of the Corporation’s net income and operating income for the three months ended September 30, 2005 and September 30, 2004 follows, and a table presenting a similar reconciliation for the nine months ended September 30, 2005 and 2004 follows below:

For Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

(dollars in thousands, except per share data)	Three months ended September 30,
	2005	2004
		Restated
Net income, as reported	$18,253	$19,507
Gains (losses) net of tax:
Net gains	884	464
Derivative gains (losses) on swaps	(3,207)	2,160
Tax effect	714	(890)

Total gains (losses) net of tax	(1,609)	1,734

Operating net income	$19,862	$17,773

Non-interest income, as reported	$27,737	$31,282
Gains (losses):
Net gains	884	464
Derivative gains (losses) on swaps	(3,207)	2,160

Total gains (losses)	(2,323)	2,624

Operating non-interest income	$30,060	$28,658

Return on assets, as reported	1.14%	1.21%
Total gains (losses) net of tax	(0.10)%	0.11%

Operating return on assets	1.25%	1.10%

Return on equity	11.49%	13.01%
Total gains (losses) net of tax	(1.01)%	1.16%

Operating return on equity	12.51%	11.86%

Return on common equity	11.41%	12.95%
Total gains (losses) net of tax	(1.01)%	1.15%

Operating return on common equity	12.42%	11.80%

Overview

The Corporation recorded net income of $18.3 million or $0.54 per diluted share in the quarter ended September 30, 2005 compared to $19.5 million and $0.58 per diluted share in third quarter 2004. Operating net income increased by $2.1 million, to $19.9 million, in the quarter ended September 30, 2005, an increase over third quarter 2004 of 11.8%. As a result of the corrections relating to the accounting treatment of swaps described in Note 2 to the Condensed Consolidated Financial Statements, return on assets and return on common equity decreased from 1.21% and 12.95%, respectively at September 30, 2004 to 1.14% and 11.41%, respectively, at September 30, 2005. However, the Corporation showed improvement in its key performance measurements over the third quarter 2004 as operating return on assets and operating return on common equity were 1.25% and 12.42% respectively, in the quarter ended September 30, 2005 compared to 1.10% and 11.80%, respectively over the prior year quarter.

Solid loan growth of $316 million in the Corporation’s core business segments and the continued effects of the Southern Financial merger provided continued improvement in the quantity as well as quality of earnings. This improvement was accomplished on a lower level of average assets and debt and a higher level of capital. A reduction in earnings of $1.2 million from the third quarter 2004 resulted from a $1.7 million increase in net interest income and a $1.3 million decrease in credit costs, offset by a decrease in non-interest income of $3.5 million and an increase of $2.6 million in non-interest expense.

The financial results reflect the continued balance sheet transition toward growing loans and deposits in core business segments. An overview of the strategies is discussed on pages 23 and 24 of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The net interest margin was 3.55%, as compared to 3.37% for the same quarter last year. Asset quality continues to remain strong, as non-performing assets to loans were 0.73% and charge-offs to average loans were 0.15% for the quarter.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, which is the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The table on the following pages analyzes the reasons for the changes from period-to-period in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from period-to-period in the relative mix of interest-earning assets and interest-bearing liabilities.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended September 30, 2005 and 2004

	Three Months Ended September 30, 2005			Three Months Ended Restated September 30, 2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$541,096	$7,704	5.65%	$752,686	$11,609	6.14%
Home equity	831,987	11,984	5.71	628,990	7,492	4.74
Marine	425,131	5,656	5.28	442,846	5,767	5.18
Other consumer	35,825	732	8.11	50,723	961	7.54
Commercial mortgage	473,748	7,582	6.35	481,197	6,953	5.75
Residential construction	346,975	6,145	7.03	221,051	2,960	5.33
Commercial construction	318,166	5,143	6.41	270,890	3,182	4.67
Commercial business	662,337	10,936	6.55	682,948	9,483	5.52

Total loans	3,635,265	55,882	6.10	3,531,331	48,407	5.45

Loans held for sale	8,163	120	5.83	5,832	90	6.14
Short-term investments	4,170	49	4.66	11,045	79	2.85
Taxable investment securities	1,950,598	23,065	4.69	2,160,363	23,646	4.35
Tax-advantaged investment securities	13,539	213	6.24	16,407	291	7.06

Total investment securities	1,964,137	23,278	4.70	2,176,770	23,937	4.37

Total interest-earning assets	5,611,735	79,329	5.61	5,724,978	72,513	5.04

Less: allowance for loan losses	(46,361)			(47,460)
Cash and due from banks	145,111			142,175
Other assets	617,688			583,616

Total assets	$6,328,173			$6,403,309

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$1,200,301	3,598	1.19	$1,172,167	1,907	0.65
Savings deposits	732,295	533	0.29	765,647	562	0.29
Direct time deposits	805,572	5,543	2.73	884,275	4,382	1.97
Brokered time deposits	359,334	3,879	4.28	340,209	4,293	5.02
Short-term borrowings	747,498	5,609	2.98	709,426	2,287	1.28
Long-term debt	1,008,028	9,940	3.91	1,108,085	10,541	3.78

Total interest-bearing liabilities	4,853,028	29,102	2.38	4,979,809	23,972	1.92

Noninterest-bearing demand deposits	814,400			797,625
Other liabilities	26,186			26,642
Stockholders’ equity	634,559			599,233

Total liabilities and stockholders’ equity	$6,328,173			$6,403,309

Net interest-earning assets	$758,707			$745,169

Net interest income (tax-equivalent)		50,227			48,541
Less: tax-equivalent adjustment		(134)			(191)

Net interest income		$50,093			$48,350

Net yield on interest-earning assets			3.55%			3.37%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three	Months Ended September 30, 2005 and 2004

	Quarter to Quarter Increase/(Decrease)				Quarter to Quarter Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(211,590)	(28.1)%	$(3,905)	(33.6)%	$(860)	$(3,045)
Home equity	202,997	32.3	4,492	60.0	1,750	2,742
Marine	(17,715)	(4.0)	(111)	(1.9)	113	(224)
Other consumer	(14,898)	(29.4)	(229)	(23.8)	69	(298)
Commercial mortgage	(7,449)	(1.5)	629	9.0	736	(107)
Residential construction	125,924	57.0	3,185	107.6	1,143	2,042
Commercial construction	47,276	17.5	1,961	61.6	1,335	626
Commercial business	(20,611)	(3.0)	1,453	15.3	1,744	(291)

Total loans	103,934	2.9	7,475	15.4

Loans held for sale	2,331	40.0	30	33.3	(5)	35
Short-term investments	(6,875)	(62.2)	(30)	(38.0)	35	(65)
Taxable investment securities	(209,765)	(9.7)	(581)	(2.5)	1,784	(2,365)
Tax-advantaged investment securities	(2,868)	(17.5)	(78)	(26.8)	(31)	(47)

Total investment securities	(212,633)	(9.8)	(659)	(2.8)

Total interest-earning assets	(113,243)	(2.0)	6,816	9.4	8,249	(1,433)

Less: allowance for loan losses	1,099	(2.3)
Cash and due from banks	2,936	2.1
Other assets	34,072	5.8

Total assets	$(75,136)	(1.2)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$28,134	2.4	1,691	88.7	1,644	47
Savings deposits	(33,352)	(4.4)	(29)	(5.2)	(6)	(23)
Direct time deposits	(78,703)	(8.9)	1,161	26.5	1,578	(417)
Brokered time deposits	19,125	5.6	(414)	(9.6)	(649)	235
Short-term borrowings	38,072	5.4	3,322	145.3	3,192	130
Long-term debt	(100,057)	(9.0)	(601)	(5.7)	356	(957)

Total interest-bearing liabilities	(126,781)	(2.5)	5,130	21.4	5,750	(620)

Noninterest-bearing demand deposits	16,775	2.1
Other liabilities	(456)	(1.7)
Stockholders’ equity	35,326	5.9

Total liabilities and stockholders’ equity	$(75,136)	(1.2)

Net interest-earning assets	$13,538	1.8

Net interest income (tax-equivalent)			1,686	3.5	$2,499	$(813)
Less: tax-equivalent adjustment			57	(29.8)

Net interest income			$1,743	3.6

The net interest margin, on a tax-equivalent basis, increased 18 basis points to 3.55% and was driven by the continuation of our balance sheet transitioning and by the solid growth in core lending activities. Management’s strategy to replace lower net interest earning assets with higher net interest earning assets has been very successful. The Corporation has seen solid loan growth in its home equity and construction loan portfolios since the same period a year ago. Growth in these portfolios was offset by planned declines in non-core investments, originated and acquired residential portfolios. Overall, average earning assets decreased $113.2 million to $5.6 billion fueled by a $212.6 million reduction in investment securities partially offset by loan growth of $103.9 million. The yields on investments and loans grew 33 and 65 basis points, respectively. The yield increase in the portfolio was the result of the restructuring program initiated last year which placed greater emphasis on variable rate securities, as well as a decline in prepayments. Interest-bearing liabilities decreased $127 million while the average rate paid increased 46 basis points. The increase in the average rate paid was primarily due to an increase in short-term borrowings which replaced direct CDs and long-term debt. Interest expense benefited further from a $17 million increase in average noninterest-bearing deposit balances during the quarter.

The 5.61% yield on earning assets correspondingly increased as a result of the loan growth that more than offset the increased funding costs of 2.38%. Net interest income on a tax-equivalent basis was $50.2 million in third quarter 2005, compared to $48.5 million in third quarter 2004. Total interest income increased $6.8 million and total interest expense increased $5.1 million resulting in the growth in net interest income of $1.7 million.

The corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $74 thousand and interest expense increased by $179 thousand, for a total decrease of $253 thousand in net interest income relating to derivative transactions for the quarter ended September 30, 2005.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation’s underwriting and collection efforts, as well as aggressive management of potential problem loans resulted in a provision for loan losses of $826 thousand in third quarter 2005 compared to $2.1 million in third quarter 2004. Net charge-offs were $1.4 million, or 0.15% of average loans, in third quarter 2005 compared to $2.6 million, or 0.30% of average loans, in third quarter 2004. Acquired residential loan net charge-offs as a percentage of average acquired residential loans continued to decline during the period, from 0.64% in third quarter 2004 to 0.09% in third quarter 2005.

Non-Interest Income

Non-interest income decreased to $27.7 million from $31.3 million in third quarter 2004. Operating non-interest income grew $1.4 million, or 4.9%, from 2004. Deposit fee income increased 10.5%, reflecting increases mainly in consumer deposit fees. The increase in consumer deposit fees was a result of implementing a number of fundamental processing changes. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $1.5 million from third quarter 2004, as a result of rising short-term interest rates. Provident’s non-designated interest rate swaps are predominantly receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 200 basis points from third quarter 2004 to third quarter 2005. Other non-interest income benefited from increases in mortgage banking income and income associated with bank owned life insurance.

Net gains were $884 thousand in third quarter 2005, compared to net gains of $464 thousand in third quarter 2004. Third quarter 2005 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $709 thousand. The third quarter of 2005 also included net gains of $175 thousand primarily from the sale of loans. Prior year’s gains were primarily the result of a

$2.4 million gain from the sale of below investment grade corporate securities. These gains were partially offset by losses of $2.3 million from the extinguishment of $185 million of FHLB borrowings. Derivative gains (losses) on swaps shifted $5.4 million, from a net gain of $2.0 million in the 2004 third quarter to a net loss of $3.2 million in the 2005 third quarter. This shift resulted from the previously noted rise in short-term interest rates.

Non-Interest Expense

Exclusive of the $1.1 million of merger expense incurred in the third quarter 2004, non-interest expense increased by $3.8 million, or 8.0%. Salaries and employee benefits had the largest change, rising $2.8 million, or 12.2%. This increase is mainly attributable to increases in costs associated with incentive programs due to high levels of production in both consumer and commercial lending, as well as increased relative labor costs from internal or acquired brand expansion along with the competition in the employment market. Non-interest expense also includes $900 thousand in costs related to regulatory compliance obligation primarily related to the cost of compliance with the Sarbanes-Oxley Act of 2002. The remaining increase represented costs associated with expanding the Bank’s footprint and the related infrastructure.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance relating to certain operating losses, was $2.0 million at September 30, 2005 versus $1.7 million at December 31, 2004.

The Corporation recorded income tax expense of $8.1 million based on pre-tax income of $26.4 million, representing an effective tax rate of 30.7% in third quarter 2005. In third quarter 2004, the Corporation recorded a tax expense of $10.0 million on pre-tax income of $29.5 million, an effective tax rate of 33.9%. The primary reasons for the decrease in the effective tax rate is due to the increase in tax-advantaged income and tax credits associated with affordable housing investments from 2004 to the third quarter of 2005.

For Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

(dollars in thousands, except per share data)	Nine months ended September 30,
	2005	2004
		Restated
Net income, as reported	$53,980	$43,127
Gains (losses) net of tax:
Net gains	814	(6,597)
Derivative gains (losses) on swaps	(3,106)	2,636
Tax effect	715	1,314

Total gains (losses) net of tax	(1,577)	(2,647)

Operating net income	$55,557	$45,774

Non-interest income, as reported	$83,965	$72,178
Gains (losses):
Net gains	814	(6,597)
Derivative gains (losses) on swaps	(3,106)	2,636

Total gains (losses)	(2,292)	(3,961)

Operating non-interest income	$86,257	$76,139

Return on assets, as reported	1.13%	0.97%
Total gains (losses) net of tax	(0.03)%	(0.06)%

Operating return on assets	1.16%	1.03%

Return on equity	11.59%	12.10%
Total gains (losses) net of tax	(0.34)%	(0.74)%

Operating return on equity	11.92%	12.84%

Return on common equity	11.52%	11.99%
Total gains (losses) net of tax	(0.34)%	(0.74)%

Operating return on common equity	11.86%	12.72%

The Corporation recorded net income of $54.0 million or $1.60 per diluted share for the nine months ended September 30, 2005, compared to $43.1 million or $1.44 per diluted share in the prior year. As a result of the corrections relating to the accounting treatment of swaps described in Note 2 to the Condensed Consolidation Financial Statements, return on assets was 1.13% and return on common equity was 11.52% compared to .97% and 11.99%, respectively. Operating net income increased by $9.8 million, to $55.6 million for the nine months ended September 30, 3005, an increase of 21.4% from period to period. Operating return on assets was 1.16% and operating return on common equity was 11.86% compared to 1.03% and 12.72%, respectively.

Year to date results include a one-time after-tax decrease of $699,000, or $0.02 per diluted share, to reflect the cumulative impact of a modification of the Corporation’s accounting practices related to leased facilities. Like many other publicly-traded companies that have a significant number of leased facilities, the Corporation is conforming its method of accounting for rent expense for leases that contain fixed escalations in rent payments, in order to be consistent with accounting guidance. As the adjustment was not material to any prior period financial statements, the full lease accounting adjustment was recorded in the second quarter of 2005 in occupancy expense. While the lease accounting adjustment accelerates rent expense from future periods, it does not affect historical or future cash flows or the timing or amounts of rent payments.

Net Interest Income

Tax-equivalent net interest income for the nine months of 2005 increased $15.0 million to $148.7 million compared to 2004, a 11.3% increase from period to period. Interest income increased $32.6 million and interest expense increased $17.6 million. Growth of $288.8 million in interest-earning assets, accompanied by a 52 basis point yield increase, more than offset the $227.2 million increase in interest-bearing liabilities whose rate increased 39 basis points. This resulted in the net yield on earning assets increasing to 3.50% in 2005 from 3.31% in 2004. The growth in the net yield further benefited from the $99.2 million growth in non-interest bearing deposits.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Nine Months Ended September 30, 2005 and 2004

	Nine Months Ended September 30, 2005			Nine Months Ended Restated September 30, 2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$594,610	$26,017	5.85%	$721,774	$32,721	6.06%
Home equity	776,815	31,914	5.49	573,778	20,137	4.69
Marine	428,619	16,649	5.19	452,198	17,496	5.17
Other consumer	36,292	2,255	8.31	48,102	2,748	7.63
Commercial mortgage	478,941	22,042	6.15	411,063	16,919	5.50
Residential construction	298,370	14,745	6.61	198,676	7,228	4.86
Commercial construction	297,877	13,481	6.05	248,956	7,523	4.04
Commercial business	672,403	32,186	6.40	558,253	24,518	5.87

Total loans	3,583,927	159,289	5.94	3,212,800	129,290	5.38

Loans held for sale	6,722	295	5.87	5,875	263	5.98
Short-term investments	7,581	156	2.75	9,656	129	1.78
Taxable investment securities	2,070,631	71,746	4.63	2,148,152	69,051	4.29
Tax-advantaged investment securities	13,034	689	7.07	16,571	902	7.27

Total investment securities	2,083,665	72,435	4.65	2,164,723	69,953	4.32

Total interest-earning assets	5,681,895	232,175	5.46	5,393,054	199,635	4.94

Less: allowance for loan losses	(45,999)			(42,398)
Cash and due from banks	138,541			134,196
Other assets	616,861			432,932

Total assets	$6,391,298			$5,917,784

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$1,145,382	8,743	1.02	$1,064,789	4,946	0.62
Savings deposits	747,168	1,619	0.29	750,781	1,645	0.29
Direct Time deposits	796,497	14,857	2.49	797,083	11,658	1.95
Brokered Time deposits	374,987	12,418	4.43	299,304	12,227	5.46
Short-term borrowings	779,558	14,901	2.56	656,426	5,230	1.06
Long-term debt	1,090,252	30,915	3.79	1,138,288	30,163	3.54

Total interest-bearing liabilities	4,933,844	83,453	2.26	4,706,671	65,869	1.87

Noninterest-bearing demand deposits	805,273			706,120
Other liabilities	25,773			24,376
Stockholders’ equity	626,408			480,617

Total liabilities and stockholders’ equity	$6,391,298			$5,917,784

Net interest-earning assets	$748,051			$686,383

Net interest income (tax-equivalent)		148,722			133,766
Less: tax-equivalent adjustment		(520)			(591)

Net interest income		$148,202			$133,175

Net yield on interest-earning assets			3.50%			3.31%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Nine Months Ended September 30, 2005 and 2004

	2005/2004 Increase/(Decrease)				2005/2004 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(127,164)	(17.6)%	$(6,704)	(20.5)%	$(1,083)	$(5,621)
Home equity	203,037	35.4	11,777	58.5	3,847	7,930
Marine	(23,579)	(5.2)	(847)	(4.8)	84	(931)
Other consumer	(11,810)	(24.6)	(493)	(17.9)	227	(720)
Commercial mortgage	67,878	16.5	5,123	30.3	2,148	2,975
Residential construction	99,694	50.2	7,517	104.0	3,138	4,379
Commercial construction	48,921	19.7	5,958	79.2	4,275	1,683
Commercial business	114,150	20.4	7,668	31.3	2,360	5,308

Total loans	371,127	11.6	29,999	23.2

Loans held for sale	847	14.4	32	12.2	(5)	37
Short-term investments	(2,075)	(21.5)	27	20.9	59	(32)
Taxable investment securities	(77,521)	(3.6)	2,695	3.9	5,266	(2,571)
Tax-advantaged investment securities	(3,537)	(21.3)	(213)	(23.6)	(25)	(188)

Total investment securities	(81,058)	(3.7)	2,482	3.5

Total interest-earning assets	288,841	5.4	32,540	16.3	21,541	10,999

Less: allowance for loan losses	(3,601)	8.5
Cash and due from banks	4,345	3.2
Other assets	183,929	42.5

Total assets	$473,514	8.0

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$80,593	7.6	3,797	76.8	3,398	399
Savings deposits	(3,613)	(0.5)	(26)	(1.6)	(17)	(9)
Direct Time deposits	(586)	(0.1)	3,199	27.4	3,207	(8)
Brokered Time deposits	75,683	25.3	191	1.6	(2,558)	2,749
Short-term borrowings	123,132	18.8	9,671	184.9	8,530	1,141
Long-term debt	(48,036)	(4.2)	752	2.5	2,068	(1,316)

Total interest-bearing liabilities	227,173	4.8	17,584	26.7	14,294	3,290

Noninterest-bearing demand deposits	99,153	14.0
Other liabilities	1,397	5.7
Stockholders’ equity	145,791	30.3

Total liabilities and stockholders’ equity	$473,514	8.0

Net interest-earning assets	$61,668	9.0

Net interest income (tax-equivalent)			14,956	11.2	$7,247	$7,709
Less: tax-equivalent adjustment			71	(12.0)

Net interest income			$15,027	11.3

Provision for Loan Losses

The provision for loan losses for the first nine months of 2005 was $4.6 million, versus $6.0 million compared to the first nine months of 2004. Net charge-offs were $4.7 million in 2005 compared to $6.5 million in 2004. Net charge-offs as a percentage of average loans were 0.18% in 2005 compared to 0.27% in 2004.

Non-Interest Income

Total non-interest income increased to $84.0 million for the nine months ended September 30, 2005 from $72.2 million for the nine months ended September 30, 2004. Operating non-interest income increased 13.3% to $86.3 million for the nine months in 2005. The majority of this increase was due to a $3.8 million increase in deposit service charges and $2.9 million in income associated with bank owned life insurance policies maintained by the Corporation.

Net gains were $0.8 million for the nine months ended September 30, 2005, compared to net losses of $6.6 million for the nine months ended September 30, 2004. In 2004, net losses from the sales of securities were $3.9 million, driven by the $8.1 million loss from balance sheet restructuring transactions associated with 2004 merger. Net cash settlements for non-designated derivatives for the nine months ending September 30, 2005 totaled $3.3 million, a $1.9 million increase from the same period in 2004. The increase resulted primarily from experiencing a reduction in expense attributable to Pay Fixed / Receive LIBOR swaps which more than offset a reduction in income on Receive Fixed / Pay LIBOR swaps. Both Pay Fixed and Receive Fixed swaps experienced declines in the spread between their fixed rates and their variable rates due to a significant increase in LIBOR rates throughout 2005. Derivative gains (losses) on interest rate swaps shifted $5.7 million, from a gain of $2.6 million for the nine months ended September 30, 3004 to a net loss of $3.1 million for the same period in 2005. Increases in short-term interest rates produced the decline in market value.

Non-Interest Expense

Non-interest expense of $149.1 million for the nine months ended September 30, 2005 increased $14.3 million, or 10.6%, compared to the same period one year ago. The nine months ended September 30, 2005 included a reduction to non-interest expense of $1.6 million related to the Corporation’s termination of the post-retirement benefit plan and a one-time charge for occupancy expense of $1.0 million. The same period for 2004 included merger expense of $3.3 million. Exclusive of these items, non-interest expense increased $18.2 million or 13.8%. The increase from year to year is primarily attributable to the merger, which had five months of expense included in the 2004 results versus 2005 which had a full nine months expense. Additional items contributing to this increase were employee incentives, a mutual separation with an executive who departed the company, benefits, occupancy for branches acquired in the merger, and cost of compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

The Corporation recorded income tax expense of $24.5 million in the first nine months of 2005 based on pre-tax income of $78.5 million, a 31.2% effective tax rate, as compared to pre-tax income of $64.5 million and an effective tax rate of 33.2% for 2004. Increases in tax advantaged income and tax credits associated with affordable housing investments were the primarily reasons for the decline in the effective tax rate from 2004 to 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2004, see “Interest Sensitivity Management” and Note 10 to the Condensed Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. The market risk of the Corporation has not experienced any material changes as of September 30, 2005 from December 31, 2004. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2005.

Item 4. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). This evaluation included consideration of a deficiency in the disclosure controls and procedures relating to the accounting for derivatives. As a result of this deficiency, errors occurred in the Corporation’s application of the “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to certain of its derivative securities. This is described in Note 2 of the unaudited consolidated financial statements for the three and nine month periods ending September 30, 2005. The errors in the application of SFAS No. 133 will result in the restatement of the Corporation’s financial statements at and for the quarters ended June 30, 2005 and March 31, 2005; and at and for the year ended December 31, 2004. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer concluded that a material weakness existed in the Corporation’s internal control over financial reporting and that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were not effective.

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However due to the above-referenced deficiency, subsequent to September 30, 2005, the Corporation has re-designated its derivative financial instruments as hedges utilizing the “long haul” method of effectiveness testing, and as a result, will apply hedge accounting treatment for the derivatives for future periods. The Corporation is in the process of designing various modifications to its internal control over financial reporting for derivatives that it acquires in the future, including introducing the necessary documentation to achieve fair value and cash flow hedge accounting treatment for those derivatives.

PART II – OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 1,404,616. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended September 30, 2005. The Corporation has no plans that it elected to terminate prior to expiration or under which it does not intend to make further purchases.

The following table provides certain information with regard to shares repurchased by the Corporation in the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
July 1 - July 31	—	$—	—	1,516,603
August 1 - August 31	—	—	—	1,516,603
September 1 - September 30	111,987	34.05	111,987	1,404,616

Total	111,987	$34.05	111,987	1,404,616

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

(10.1)	Form of Change in Control Agreement (4)

(11.0)	Statement re: Computation of Per Share Earnings (5)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.
(5)	Included in Note 14 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

November 16, 2005	By	/s/ GARY N. GEISEL
Gary N. Geisel Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

November 16, 2005	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer