Form 10-K/A
period 2004-12-31
PROVIDENT BANKSHARES CORP
filed 2005-12-22
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

Explanatory Note

This Amendment to Form 10-K (this “Amendment”) is being filed by Provident Bankshares Corporation (the “Corporation”) to amend its Annual Report on Form 10-K for the year ended December 31, 2004 filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2005 (the “Initial Form 10-K”). As previously reported in the Corporation’s Form 10-Q for the period ended September 30, 2005, this Amendment is required due to the restatement of financial statements included in the Initial Form 10-K related to corrections of errors related to the Corporation’s accounting for derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133”). As a result of errors in the application of the “short-cut method”, the Corporation was precluded from applying hedge accounting to various derivative instruments as described in NOTE 2. This Amendment restates Consolidated Financial Statements for the year ended December 31, 2004. For information regarding the restatement, see Item 7 our Consolidated Financial Statements contained herein. This Amendment includes a restatement, which changes Part I, Item 1 and Part II, Items 6,7,8 and 9A, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Amendment also includes changes in “Controls and Procedures” to reflect management’s revised assessment of the Corporation’s disclosure controls and procedures as of December 31, 2004.

Except as otherwise specifically noted, all information contained herein is as of December 31, 2004 and does not reflect any events or changes that have occurred subsequent to that date.

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

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K/A for the fiscal year ended December 31, 2004 under the headings “Forward-Looking Statements” and “Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

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

Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to retail and commercial customers through Provident’s banking office network and Provident Direct, the Bank’s direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

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

Commerical real estate:
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

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2004.

Average Deposits:

	Restated 2004		2003		2002
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$730,889	—%	$533,724	—%	$425,586	—%
Interest-bearing demand	494,729	0.20	428,992	0.27	363,967	0.43
Money market	568,776	0.99	452,019	1.20	424,034	1.75
Savings	750,587	0.29	700,188	0.47	650,294	1.05
Direct time deposits	799,679	2.01	710,489	2.55	828,736	3.63
Brokered time deposits	311,865	5.26	317,632	6.17	576,386	6.43

Total average balance/rate	$3,656,525	1.13%	$3,143,044	1.51%	$3,269,003	2.54%

Total year-end balance	$3,779,987		$3,079,549		$3,187,966

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

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2004	%	2003	%	2002	%	2001	%	2000	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$114,381	5.0%	$110,632	5.3%	$54,273	2.7%	$96,697	5.4%	$87,405	4.7%
Mortgage-backed securities	1,646,278	71.5	1,737,040	83.2	1,794,783	90.0	1,519,472	84.2	1,644,202	87.6
Municipal securities	14,042	0.6	18,226	0.9	21,127	1.1	23,161	1.3	26,080	1.4
Other debt securities	411,694	17.9	220,612	10.6	123,046	6.2	164,904	9.1	118,822	6.3

Total securities available for sale	2,186,395	95.0	2,086,510	100.0	1,993,229	100.0	1,804,234	100.0	1,876,509	100.0

Securities held to maturity:
Other debt securities	114,671	5.0	—	—	—	—	—	—	—	—

Total securities held to maturity	114,671	5.0	—	—	—	—	—	—	—	—

Total investment securities	$2,301,066	100.0%	$2,086,510	100.0%	$1,993,229	100.0%	$1,804,234	100.0%	$1,876,509	100.0%

Total portfolio yield	4.5%		4.4%		4.7%		6.5%		7.1%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2004.

Investment Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$1,000	2.1%	$—	—%	$26,260	3.7%	$90,758	4.0%	$(3,637)	$114,381	3.9%
Mortgage-backed securities	317,049	4.3	775,288	4.4	340,428	4.4	214,282	4.3	(769)	1,646,278	4.4
Municipal securities	2,709	4.6	9,249	4.6	1,622	4.5	28	9.9	434	14,042	4.6
Other debt securities	—	—	500	4.3	—	—	410,669	4.5	525	411,694	4.5

Total securities available for sale	320,758	4.3	785,037	4.4	368,310	4.4	715,737	4.4	(3,447)	2,186,395	4.4

Securities held to maturity:
Other debt securities	—	—	1,146	2.8	—	—	113,525	7.1	N/A	114,671	7.1

Total securities held to maturity	—	—	1,146	2.8	—	—	113,525	7.1	N/A	114,671	7.1

Total investment securities	$320,758	4.3%	$786,183	4.4%	$368,310	4.4%	$829,262	4.8%	$(3,447)	$2,301,066	4.5%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

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

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the Trust are presented net of unamortized issuance costs as Long-Term Debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 12 for a description of the six issues. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On February 28, 2005, the Corporation announced the redemption of $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%. The redemption is expected to occur on March 31, 2005.

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

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K/A and from consolidated financial statements previously filed.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	Restated 2004	2003	2002	2001	2000
Interest income (tax-equivalent) (1)	$273,809	$240,793	$277,837	$349,035	$413,681
Interest expense	90,818	91,239	135,522	208,933	258,677

Net interest income (tax-equivalent) (1)	182,991	149,554	142,315	140,102	155,004
Provision for loan losses	7,534	11,122	10,956	18,746	30,478

Net interest income after provision for loan losses	175,457	138,432	131,359	121,356	124,526
Non-interest income, excluding net gains (losses)	100,840	92,752	86,394	74,955	64,470
Net gains (losses)	(5,773)	(4,379)	2,786	11,727	10,746
Derivative gains	2,432	—	—	—	—
Net cash settlment on swaps	3,469	—	—	—	—
Non-interest expense, excluding merger expense	180,187	157,261	149,730	144,672	140,820
Merger expense	3,541	—	—	—	—

Income before income taxes (tax-equivalent) (1)	92,697	69,544	70,809	63,366	58,922
Income tax expense (tax-equivalent) (1)	30,717	18,089	22,504	20,741	19,217

Income before accounting change	61,980	51,455	48,305	42,625	39,705
Cumulative effect of accounting change	—	—	—	(1,160)	—

Net income	$61,980	$51,455	$48,305	$41,465	$39,705

Tax-equivalent adjustment (1)	$778	$674	$791	$941	$983
Per share amounts:
Basic - net income before accounting change	$2.05	$2.10	$1.94	$1.65	$1.44
Basic - net income	2.05	2.10	1.94	1.61	1.44
Diluted - net income before accounting change	2.00	2.05	1.88	1.60	1.41
Diluted - net income	2.00	2.05	1.88	1.56	1.41
Cash dividends paid	1.01	0.93	0.85	0.75	0.64
Book value per share	18.68	13.22	12.96	11.40	12.01

Total assets	$6,571,416	$5,207,848	$4,890,722	$4,899,717	$5,499,443
Total loans	3,559,880	2,784,546	2,560,563	2,776,893	3,338,194
Total deposits	3,779,987	3,079,549	3,187,966	3,356,047	3,954,770
Total stockholders’ equity	618,423	324,765	315,635	286,282	310,306
Total common equity (2)	620,058	331,354	300,715	292,740	321,001
Total long-term debt	1,205,833	1,153,301	814,546	860,106	792,942

Return on average assets (3)	1.02%	1.03%	1.00%	0.81%	0.73%
Return on average equity (3)	12.13	16.36	16.14	14.11	14.40
Return on average common equity	12.06	16.47	16.22	14.05	12.48
Efficiency ratio	62.72	64.90	65.47	67.27	64.16
Stockholders’ equity to assets	9.41	6.24	6.45	5.84	5.64
Average stockholders’ equity to average assets	8.49	6.26	6.15	5.73	5.07
Tier 1 leverage ratio	8.29	8.49	7.47	7.13	6.77
Tier 1 capital to risk-weighted assets	11.82	13.28	11.62	10.09	9.37
Total regulatory capital to risk-weighted assets	12.89	15.32	12.70	11.09	10.31
Dividend payout ratio	50.47	45.44	45.10	48.35	45.41

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI.
(3)	Exclusive of the cumulative change in accounting principle, return on average assets and return on average equity for 2001 would have been 0.83% and 14.50%, respectively.

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

RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On November 7, 2005, management of Provident Bankshares Corporation (“Provident” or the “Corporation”) determined that Provident’s financial statements for the quarters ended June 30, 2005 and March 31, 2005 should no longer be relied upon as a result of the accounting treatment applied by Provident to interest rate swaps associated with Provident’s interest rate risk hedging program. Subsequently, management made a similar determination with respect to the financial statements for the year ended December 31, 2004.

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposit (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with brokered CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the brokered CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The brokered CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items.

Management believes the financial statement impact of applying the “long-haul” method of effectiveness testing using SFAS No. 133 and the results under the “short-cut” method would have indicated no material difference in the effectiveness of the swaps. However, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedges. Fair value hedge accounting allows a company to record changes in the fair value of a hedged item (in this case, the brokered CDs and the Junior Subordinated Debentures) as an adjustment to income that offsets the fair value adjustment of the related interest rate swaps. Cash flow hedge accounting allows a company to record changes in the fair value, net of income taxes, as a component of Other Comprehensive Income in Stockholders’ Equity. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings. Under fair value and cash flow hedge accounting, net cash flows associated with the swapped interest payments are included in interest expense.

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income.

The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings was treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Consolidated Statement of Income.

Prior to January 1, 2004, the interest expense on trust preferred securities was netted with the interest payments received from the designated swaps. However, the adoption of FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities (“FIN 46”) on January 1, 2004 and the resultant deconsolidation of the trusts which issued the securities, required redesignation of the swaps to the Junior Subordinated Debentures issued by the Corporation in order to continue to apply hedge accounting. The lack of documented redesignation resulted in the elimination of hedge accounting for the Junior Subordinated Debentures. The fair value basis adjustment of the trust preferred securities at the adoption date was deferred as a basis adjustment to the Junior Subordinated Debentures. This basis adjustment is being amortized into interest expense over the life of the Junior Subordinated Debentures as a result of the elimination of hedge accounting. Fair value adjustments on the swaps subsequent to the date of adoption of FIN 46 have been reflected as derivative gains (losses).

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. Adjustments to the Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standard No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

Fair Value Hedges – For derivatives designated as fair value hedges, the derivative instrument and related hedge item are marked-to-market through the related interest income or expense, as applicable, except for the ineffective portion which is recorded in non-interest income.

Cash Flow Hedges – For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of Other Comprehensive Income in Shareholders’ Equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Consolidated Statements of Income. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value, as a non-designated hedge but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative would be considered a non-designated hedge and would continue to be marked-to-market in the Consolidated Statement of Condition as an asset or liability. Additionally, the Consolidated Statements of Income would record the mark-to-market through current period earnings and not through OCI.

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

The asset quality within the Corporation’s loan portfolios remained strong in 2004. Non-performing assets were $27.3 million at December 31, 2004, up $1.8 million from the level at December 31, 2003. The level of non-performing assets was elevated by the addition of non-performing commercial business and commercial real estate construction loans acquired in the merger. The level of non-performing assets at December 31, 2004 is consistent with historical trends of the two companies on a combined basis. Of the total non-performing assets, $10.6 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. Non-performing commercial business loans include $1.4 million of loans that have U.S. government guarantees. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss on those loans. During 2004, the Corporation sold approximately $5 million of its non-performing acquired residential loan portfolio.

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

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2004	2003	2002	2001	2000
Contractual interest income due on loans in non-accrual status during the year	$1,407	$1,190	$1,548	$2,366	$4,508
Interest income actually received and recorded	91	124	171	515	399

Interest income lost on non-accrual loans	$1,316	$1,066	$1,377	$1,851	$4,109

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2004	2003	2002	2001	2000
Balance at beginning of year	$35,539	$33,425	$34,611	$38,374	$36,445
Provision for loan losses	7,534	11,122	10,956	18,746	30,478
Allowance of acquired bank	12,085	—	—	—	404
Transfer letters of credit allowance to other liabilities	—	(262)	—	—	—
Allowance related to securitized loans	—	—	—	(690)	(950)
Loans charged-off:
Originated residential mortgage	38	48	202	188	209
Acquired residential mortgage	6,101	7,610	11,648	14,896	14,155
Other consumer	2,980	3,602	3,454	3,122	2,756

Total consumer	9,119	11,260	15,304	18,206	17,120
Commercial real estate mortgage	207	—	—	—	—
Commercial real estate construction	712	—	—	—	—
Commercial business	3,443	986	1,680	5,575	13,000

Total charge-offs	13,481	12,246	16,984	23,781	30,120

Recoveries:
Originated residential mortgage	(12)	75	—	—	—
Acquired residential mortgage	2,133	1,877	3,174	796	526
Other consumer	1,491	1,321	985	1,007	1,207

Total consumer	3,612	3,273	4,159	1,803	1,733
Commercial real estate mortgage	—	—	155	31	236
Commercial real estate construction	—	—	—	—	—
Commercial business	880	227	528	128	148

Total recoveries	4,492	3,500	4,842	1,962	2,117

Net charge-offs	8,989	8,746	12,142	21,819	28,003

Balance at end of year	$46,169	$35,539	$33,425	$34,611	$38,374

Balances:
Loans - year-end	$3,559,880	$2,784,546	$2,560,563	$2,776,893	$3,338,194
Loans - average	3,286,074	2,596,302	2,658,839	3,083,015	3,390,692
Ratios:
Net charge-offs to average loans	0.27%	0.34%	0.46%	0.71%	0.83%
Allowance for loan losses to year-end loans	1.30	1.28	1.31	1.25	1.15
Allowance for loan losses to non-performing loans	179.56	159.25	158.16	120.01	113.67

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

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

(dollars in thousands)	Year ended December 31,
	2004	2003	$ Variance	% Variance
Noninterest-bearing	$730,889	$533,724	$197,165	36.9%
Interest-bearing demand	494,729	428,992	65,737	15.3
Money market	568,776	452,019	116,757	25.8
Savings	750,587	700,188	50,399	7.2
Direct time deposits	799,679	710,489	89,190	12.6
Brokered time deposits	311,865	317,632	(5,767)	(1.8)

Total deposits	3,656,525	3,143,044	513,481	16.3

Borrowings:
Fed funds	292,115	253,220	38,895	15.4
FHLB borrowings	1,053,974	889,401	164,573	18.5
Repos and other	356,827	302,001	54,826	18.2
Trust preferred securities	154,601	71,039	83,562	117.6

Total borrowings	1,857,517	1,515,661	341,856	22.6

Total average deposits and borrowings	$5,514,042	$4,658,705	$855,337	18.4

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

	Restated Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 7)	$13,652	$24,214	$18,407	$33,646	$89,919
Long-term debt (Note 12)	347,908	534,617	118,943	204,365	1,205,833

Total contractual payment obligations	$361,560	$558,831	$137,350	$238,011	$1,295,752

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

Contingencies and Risk

The Corporation enters into certain transactions that may either contain risks or represent contingencies. These risks or contingencies may take the form of concentrations of credit risk or litigation. Disclosure of these arrangements is found in Note 16 to the Consolidated Financial Statements.

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

Capital Resources

Total stockholders’ equity was $618 million at December 31, 2004, an increase of $294 million from December 31, 2003. The change in stockholders’ equity for the year was attributable to $62.0 million in earnings, $261 million primarily from the issuance of common stock relating to the Southern Financial merger and an increase of $5.0 million in net accumulated Other Comprehensive Income (“OCI”). This was partially offset by dividends paid of $31.5 million, or $1.01 per share. Capital was also reduced by $4.2 million from the repurchase of 116,900 shares of the Corporation’s common stock at an average price of $36.10. The Corporation is authorized to repurchase an additional 609,215 shares under its stock repurchase program.

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

(dollars in thousands)	Restated December 31, 2004	December 31, 2003
Total equity capital per consolidated financial statements	$618,423	$324,765
Qualifying trust preferred securities	164,000	110,341
Minimum pension liability	(1,365)	—
Accumulated other comprehensive loss	1,635	6,589

Adjusted capital	782,693	441,695
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(269,078)	(8,932)

Total tier 1 capital	513,615	432,763

Adjustments for tier 2 capital:
Qualifying trust preferred securities in excess of tier 1 capital limitations	—	30,659
Allowance for loan losses	46,169	35,539
Allowance for letter of credit losses	474	343

Total tier 2 capital adjustments	46,643	66,541

Total regulatory capital	$560,258	$499,304

Risk-weighted assets	$4,346,229	$3,258,851
Quarterly regulatory average assets	6,198,284	5,094,719

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.29%	8.49%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.82	13.28	4.00	6.00
Total regulatory capital to risk-weighted assets	12.89	15.32	8.00	10.00

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

RESULTS OF OPERATIONS

DISCUSSION AND RECONCILIATION OF NET INCOME AND OPERATING INCOME

As a result of the restatement, management has included a reconciliation of net income and operating income. Although “operating income” is not a measure of performance calculated in accordance with GAAP, the Corporation believes that operating income measures are important because they provide readers with a more meaningful presentation of the Corporation’s core results of operations from period to period. The Corporation calculates operating income by adding or subtracting, as the case may be, income gains and losses on sales of securities and gains and losses associated with corrections to the Corporation’s derivative accounting method as described in Note 2 to the Consolidated Financial Statements (which are included in the net income measures) because the Corporation believes those items are not reflective of the Corporation’s core results of operations. The Corporation believes that operating income measures are useful to investors seeking to evaluate its operating performance and to compare its performance with other companies in the banking industry that also report operating income. Operating income should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data prepared in accordance with GAAP. Moreover, the manner in which the Corporation calculates operating income may differ from that of other companies reporting measures with similar names. A reconciliation of the Corporation’s net income and operating income for the year ended December 31, 2004 and December 31, 2003 follows below:

For the Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year ended December 31,
(dollars in thousands)	Restated 2004	2003
Net income	$61,980	$51,455
Gains (losses) net of tax:
Net losses	(5,773)	(4,379)
Net derivative gains on swaps	2,432	—
Tax effect	1,088	1,107

Total losses net of tax	(2,253)	(3,272)

Operating net income	$64,233	$54,727

Non-interest income	$100,968	$88,373
Gains (losses):
Net losses	(5,773)	(4,379)
Net derivative gains on swaps	2,432	—

Total losses	(3,341)	(4,379)

Operating non-interest income	$104,309	$92,752

Return on assets	1.02%	1.03%
Total losses net of tax	(0.04)	(0.07)

Operating return on assets	1.06%	1.10%

Return on equity	12.13%	16.36%
Total losses net of tax	(0.44)	(1.04)

Operating return on equity	12.57%	17.40%

Return on common equity	12.06%	16.47%
Total losses net of tax	(0.44)	(1.05)

Operating return on common equity	12.50%	17.52%

Overview

Provident’s banking growth, including the Southern Financial merger, translated to record earnings for 2004. The Corporation recorded net income of $62.0 million in 2004, a 20% increase over 2003. Diluted earnings per share were $2.00 and $2.05 for 2004 and 2003, respectively. Earnings for 2004 included the impacts of $0.18 per share in net securities losses associated with the balance sheet restructure in the second quarter, $0.07 per share of merger costs and $0.02 per share of costs related to professional services associated with Sarbanes-Oxley compliance. Increases of $36.9 million in the net interest margin after provision for loan losses and $12.6 million in non-interest income more than offset a $26.5 million increase in non-interest expense and a $12.5 million increase in income tax expense, resulting in a $10.5 million increase in net income. The financial results in 2004 reflect the Corporation’s commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

Return on assets and return on common equity decreased from 1.03% and 16.47%, respectively for 2003 to 1.02% and 12.06%, respectively, for 2004. The Corporation’s key performance measurements such as operating return on assets and operating return on common equity were 1.06% and 12.50% respectively, for the year ended December 31, 2004 compared to 1.10% and 17.52%, respectively for the prior year.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

	2004 Restated			2003			2002
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated residential	$101,432	$6,665	6.57%	$115,725	$8,753	7.56%	$240,622	$18,513	7.69%
Home equity	599,515	28,631	4.78	420,584	21,393	5.09	365,550	22,271	6.09
Acquired residential mortgage	612,216	36,550	5.97	554,885	35,569	6.41	636,204	46,677	7.34
Marine	448,833	23,206	5.17	446,083	25,035	5.61	385,555	25,970	6.74
Other consumer	47,021	3,603	7.66	62,380	4,887	7.83	107,256	8,088	7.54
Commercial mortgage	428,038	23,832	5.57	280,866	16,484	5.87	226,524	14,700	6.49
Residential construction	208,467	10,671	5.12	147,359	7,307	4.96	108,292	6,133	5.66
Commercial construction	255,845	11,066	4.33	200,160	7,567	3.78	218,028	9,241	4.24
Commercial business	584,707	34,270	5.86	368,260	21,169	5.75	370,808	23,898	6.44

Total loans	3,286,074	178,494	5.43	2,596,302	148,164	5.71	2,658,839	175,491	6.60

Loans held for sale	6,330	382	6.03	9,909	562	5.67	6,125	395	6.45
Short-term investments	9,195	151	1.64	2,506	25	1.00	4,553	90	1.98
Taxable investment securities	2,169,027	93,598	4.32	2,031,838	90,727	4.47	1,848,331	100,468	5.44
Tax-advantaged investment securities (2) (4)	16,097	1,184	7.36	18,936	1,315	6.94	20,889	1,393	6.67

Total investment securities	2,185,124	94,782	4.34	2,050,774	92,042	4.49	1,869,220	101,861	5.45

Total interest-earning assets	5,486,723	273,809	4.99	4,659,491	240,793	5.17	4,538,737	277,837	6.12

Less: allowance for loan losses	(43,506)			(33,739)			(34,200)
Cash and due from banks	133,543			112,858			96,737
Other assets	475,532			253,165			244,341

Total assets	$6,052,292			$4,991,775			$4,845,615

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$494,729	977	0.20	$428,992	1,139	0.27	$363,967	1,571	0.43
Money market deposits	568,776	5,617	0.99	452,019	5,425	1.20	424,034	7,405	1.75
Savings deposits	750,587	2,188	0.29	700,188	3,289	0.47	650,294	6,857	1.05
Direct time deposits	799,679	16,034	2.01	710,489	18,114	2.55	828,736	30,098	3.63
Brokered time deposits	311,865	16,419	5.26	317,632	19,583	6.17	576,386	37,082	6.43
Short-term borrowings	711,751	9,037	1.27	495,571	4,957	1.00	399,968	6,338	1.58
Long-term debt	1,145,766	40,546	3.54	1,020,090	38,732	3.80	849,565	46,171	5.43

Total interest-bearing liabilities	4,783,153	90,818	1.90	4,124,981	91,239	2.21	4,092,950	135,522	3.31

Noninterest-bearing demand deposits	730,889			533,724			425,586
Other liabilities	24,298			20,699			29,197
Stockholders’ equity	513,952			312,371			297,882

Total liabilities and stockholders’ equity	$6,052,292			$4,991,775			$4,845,615

Net interest-earning assets	$703,570			$534,510			$445,787

Net interest income (tax-equivalent)		182,991			149,554			142,315
Less: tax-equivalent adjustment		(778)			(674)			(791)

Net interest income		$182,213			$148,880			$141,524

Net yield on interest-earning assets (4)			3.34%			3.21%			3.14%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

	Restated 2004/2003 Increase/(Decrease)				2003/2002 Increase/(Decrease)				2004/2003 Income/Expense Variance Restated Due to Change In		2003/2002 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated residential	$(14,293)	(12.4)%	$(2,088)	(23.9)%	$(124,897)	(51.9)%	$(9,760)	(52.7)%	$(1,076)	$(1,012)	$(308)	$(9,452)
Home equity	178,931	42.5	7,238	33.8	55,034	15.1	(878)	(3.9)	(1,377)	8,615	(3,967)	3,089
Acquired residential mortgage	57,331	10.3	981	2.8	(81,319)	(12.8)	(11,108)	(23.8)	(2,543)	3,524	(5,521)	(5,587)
Marine	2,750	0.6	(1,829)	(7.3)	60,528	15.7	(935)	(3.6)	(1,982)	153	(4,682)	3,747
Other consumer	(15,359)	(24.6)	(1,284)	(26.3)	(44,876)	(41.8)	(3,201)	(39.6)	(105)	(1,179)	304	(3,505)
Commercial mortgage	147,172	52.4	7,348	44.6	54,342	24.0	1,784	12.1	(886)	8,234	(1,501)	3,285
Residential construction	61,108	41.5	3,364	46.0	39,067	36.1	1,174	19.1	243	3,121	(834)	2,008
Commercial construction	55,685	27.8	3,499	46.2	(17,868)	(8.2)	(1,674)	(18.1)	1,194	2,305	(952)	(722)
Commercial business	216,447	58.8	13,101	61.9	(2,548)	(0.7)	(2,729)	(11.4)	423	12,678	(2,566)	(163)

Total loans	689,772	26.6	30,330	20.5	(62,537)	(2.4)	(27,327)	(15.6)

Loans held for sale	(3,579)	(36.1)	(180)	(32.0)	3,784	61.8	167	42.3	34	(214)	(53)	220
Short-term investments	6,689	266.9	126	504.0	(2,047)	(45.0)	(65)	(72.2)	24	102	(34)	(31)
Taxable investment securities	137,189	6.8	2,871	3.2	183,507	9.9	(9,741)	(9.7)	(3,117)	5,988	(19,079)	9,338
Tax-advantaged investment securities (2) (4)	(2,839)	(15.0)	(131)	(10.0)	(1,953)	(9.3)	(78)	(5.6)	75	(206)	56	(134)

Total investment securities	134,350	6.6	2,740	3.0	181,554	9.7	(9,819)	(9.6)

Total interest-earning assets	827,232	17.8	33,016	13.7	120,754	2.7	(37,044)	(13.3)	(8,504)	41,520	(44,268)	7,224

Less: allowance for loan losses	(9,767)	28.9			461	(1.3)
Cash and due from banks	20,685	18.3			16,121	16.7
Other assets	222,367	87.8			8,824	3.6

Total assets	$1,060,517	21.2			$146,160	3.0

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$65,737	15.3	(162)	(14.2)	$65,025	17.9	(432)	(27.5)	(320)	158	(679)	247
Money market deposits	116,757	25.8	192	3.5	27,985	6.6	(1,980)	(26.7)	(1,062)	1,254	(2,442)	462
Savings deposits	50,399	7.2	(1,101)	(33.5)	49,894	7.7	(3,568)	(52.0)	(1,324)	223	(4,059)	491
Direct time deposits	89,190	12.6	(2,080)	(11.5)	(118,247)	(14.3)	(11,984)	(39.8)	(4,174)	2,094	(8,104)	(3,880)
Brokered time deposits	(5,767)	(1.8)	(3,164)	(16.2)	(258,754)	(44.9)	(17,499)	(47.2)	(2,814)	(350)	(1,487)	(16,012)
Short-term borrowings	216,180	43.6	4,080	82.3	95,603	23.9	(1,381)	(21.8)	1,558	2,522	(2,676)	1,295
Long-term debt	125,676	12.3	1,814	4.7	170,525	20.1	(7,439)	(16.1)	(2,749)	4,563	(15,590)	8,151

Total interest-bearing liabilities	658,172	16.0	(421)	(0.5)	32,031	0.8	(44,283)	(32.7)	(13,887)	13,466	(45,336)	1,053

Noninterest-bearing demand deposits	197,165	36.9			108,138	25.4
Other liabilities	3,599	17.4			(8,498)	(29.1)
Stockholders’ equity	201,581	64.5			14,489	4.9

Total liabilities and stockholders’ equity	$1,060,517	21.2			$146,160	3.0

Net interest-earning assets	$169,060	31.6			$88,723	19.9

Net interest income (tax-equivalent)			33,437	22.4			7,239	5.1	$5,383	$28,054	$1,068	$6,171
Less: tax-equivalent adjustment			(104)	15.4			117	(14.8)

Net interest income			$33,333	22.4			$7,356	5.2

Net interest income on a tax-equivalent basis increased $33.4 million to $183.0 million in 2004 from $149.5 million in 2003. The net interest margin expanded to 3.34% from 3.21%, despite a challenging rate environment. Total interest income increased $33.0 million while total interest expense declined $421 thousand. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial’s assets and liabilities for the last eight months of 2004.

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

The average rate paid on interest-bearing liabilities declined to 1.90% in 2004 from 2.21% in 2003. The primary cause of the 31 basis point decline came from the rates paid on brokered time deposits whose average rate paid declined from 6.17% in 2003 to 5.26% in 2004. The rate paid on interest bearing liabilities also benefited from the extinguishment of $265 million in debt and lower rates paid on direct time deposits. The debt was substantially replaced with borrowings bearing lower interest rates. The $197 million increase in non-interest bearing deposits also had a positive impact on the net yield as an interest free source of funds.

As a result of derivative transactions undertaken to mitigate the effect of interest rate risk on the Bank, interest income decreased by $1.6 million and interest expense increased by $714 thousand , resulting in a decrease of $2.4 million in net interest income relating to derivative transactions for the year ending December 31, 2004.

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

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income.

Non-Interest Income Summary:

(dollars in thousands)	Restated 2004	2003	$ Variance	% Variance
Service charges on deposit accounts	$81,885	$75,984	$5,901	7.8%
Commissions and fees	4,584	4,507	77	1.7
Other non-interest income:
Other loan fees	3,698	3,278	420	12.8
Cash surrender value income	4,493	3,513	980	27.9
Mortgage banking fees and services	101	517	(416)	(80.5)
Other	6,079	4,953	1,126	22.7

Non-interest income before net gains (losses)	100,840	92,752	8,088	8.7
Net gains (losses):
Securities	(3,231)	9,157	(12,388)	(135.3)
Extinguishment of debt	(2,362)	(15,298)	12,936	(84.6)
Asset sales	(180)	1,762	(1,942)	(110.2)

Net gains (losses)	(5,773)	(4,379)	(1,394)	31.8
Net derivative gains	2,432	—	2,432	—
Net cash settlement on swaps	3,469	—	3,469	—

Total non-interest income	$100,968	$88,373	$12,595	14.3

Total non-interest income increased to $101.0 million in 2004. Total non-interest income, excluding the net losses and derivative gains described below, increased 12.5% to $104.3 million in 2004.

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

The Corporation recorded $5.8 million in net losses in 2004, compared to net losses of $4.4 million in 2003. The net losses in 2004 were composed primarily of $3.2 million in net losses on the sales of securities and $2.4 million in losses on the extinguishment of debt. The net losses in 2003 were composed of $15.3 million in losses on the extinguishment of debt that were partially offset by $9.1 million in net gains on the sales of securities. The disposition of loans, foreclosed property and fixed assets that occur in the ordinary course of business had minimal impact in 2004 and resulted in a $1.8 million net gain in 2003. Derivatives gains on swaps was $2.4 million for the year ending December 31, 2004. In 2004, certain derivative transactions did not qualify hedge accounting treatment and as a result, the gains associated with the derivatives were recorded in non-interest income.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps was $3.5 million for the year ending December 31, 2004. As a result of losing hedge accounting treatment in 2004, the net cash settlement on non-designated interest rate swaps were recorded as part of non-interest income.

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

In 2004, the Corporation recorded income tax expense of $29.9 million on pre-tax income of $91.9 million, an effective tax rate of 32.6%. In 2003, the Corporation recorded income tax expense of $17.4 million on pre-tax income of $68.9 million, an effective tax rate of 25.3%. The effective tax rate for 2003 was impacted by the recognition of a non-recurring state tax benefit. Exclusive of this item, the effective tax rate in 2003 would have been approximately 32.3%.

Consolidated Quarterly Summary Results of Operations for 2004 and 2003:

	Restated 2004				2003
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$73,987	$72,322	$66,859	$59,863	$59,690	$58,763	$60,383	$61,283
Interest expense	24,949	23,972	22,953	18,944	21,273	20,726	23,584	25,656

Net interest income	49,038	48,350	43,906	40,919	38,417	38,037	36,799	35,627
Provision for loan losses	1,505	2,107	1,530	2,392	2,341	3,339	3,505	1,937

Net interest income after provision for loan losses	47,533	46,243	42,376	38,527	36,076	34,698	33,294	33,690
Non-interest income	28,790	31,282	23,199	17,697	24,799	24,623	16,360	22,591
Non-interest expense	48,951	48,007	46,161	40,609	39,401	38,941	40,046	38,873

Income before income taxes	27,372	29,518	19,414	15,615	21,474	20,380	9,608	17,408
Income tax expense (benefit)	8,519	10,011	6,491	4,918	7,307	7,072	(2,587)	5,623

Net income	$18,853	$19,507	$12,923	$10,697	$14,167	$13,308	$12,195	$11,785

Per share amounts:
Net income - basic	$0.57	$0.59	$0.43	$0.43	$0.58	$0.54	$0.50	$0.48
Net income - diluted	0.56	0.58	0.42	0.42	0.56	0.53	0.49	0.47

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 14 and “Risk Management” on page 31 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of Provident Bankshares Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the consolidated financial statements have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, except as to the second paragraph of Management’s Report on Internal Control over Financial Reporting (as restated) (Item 9A(b)), which is as of December 22, 2005, expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2005, except as to the restatement discussed in

Note 2 to the consolidated financial statements,

which is as of December 22, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (as restated) (Item 9A(b)), that Provident Bankshares Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, because of the material weakness identified in management’s assessment, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Provident Bankshares Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s restated assessment: As of December 31, 2004, the Corporation’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. This material weakness has resulted in the restatement of the Corporation’s consolidated financial statements for the year ended December 31, 2004 and the Corporation’s unaudited condensed consolidated financial statements for the interim periods ended March 31, 2005 and June 30, 2005.

As stated in Management’s Report on Internal Control over Financial Reporting (as restated) (Item 9A(b)), management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting has been revised.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2004 consolidated financial statements, as restated, and this report does not affect our report dated March 15, 2005, except as to the restatement discussed in Note 2 to the consolidated financial statements, which is as of December 22, 2005, which expressed an unqualified opinion on the consolidated financial statements.

In our opinion, management’s assessment that Provident Bankshares Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above, Provident Bankshares Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2005, except as to the second paragraph of

Management’s Report on Internal Control over

Financial Reporting (as restated) (Item 9A(b)), which

is as of December 22, 2005

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31,
(dollars in thousands, except share amounts)	Restated 2004	2003
Assets:
Cash and due from banks	$124,664	$127,048
Short-term investments	9,658	1,137
Mortgage loans held for sale	6,520	5,016
Securities available for sale	2,186,395	2,086,510
Securities held to maturity	114,671	—
Loans	3,559,880	2,784,546
Less allowance for loan losses	46,169	35,539

Net loans	3,513,711	2,749,007

Premises and equipment, net	63,413	49,575
Accrued interest receivable	28,669	25,413
Goodwill	256,241	7,692
Intangible assets	12,649	1,240
Other assets	254,825	155,210

Total assets	$6,571,416	$5,207,848

Liabilities:
Deposits:
Noninterest-bearing	$811,917	$579,058
Interest-bearing	2,968,070	2,500,491

Total deposits	3,779,987	3,079,549

Short-term borrowings	917,893	627,861
Long-term debt	1,205,833	1,153,301
Accrued expenses and other liabilities	49,280	22,372

Total liabilities	5,952,993	4,883,083

Commitments and Contingencies (Notes 8 and 16)

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 40,870,602 and 32,213,590 shares at December 31, 2004 and 2003, respectively	40,871	32,214
Additional paid-in capital	552,671	298,928
Retained earnings	184,069	153,545
Net accumulated other comprehensive loss	(1,635)	(6,589)
Treasury stock at cost -7,768,217 and 7,651,317 shares at December 31, 2004 and 2003, respectively	(157,553)	(153,333)

Total stockholders’ equity	618,423	324,765

Total liabilities and stockholders’ equity	$6,571,416	$5,207,848

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
(dollars in thousands, except per share data)	Restated 2004	2003	2002
Interest Income:
Loans, including fees	$177,961	$147,865	$174,672
Investment securities	93,598	90,727	100,468
Tax-advantaged loans and securities	1,321	1,502	1,816
Short-term investments	151	25	90

Total interest income	273,031	240,119	277,046

Interest Expense:
Deposits	41,235	47,550	83,013
Short-term borrowings	9,037	4,957	6,338
Long-term debt	40,546	38,732	46,171

Total interest expense	90,818	91,239	135,522

Net interest income	182,213	148,880	141,524
Less provision for loan losses	7,534	11,122	10,956

Net interest income, after provision for loan losses	174,679	137,758	130,568

Non-Interest Income:
Service charges on deposit accounts	81,885	75,984	70,710
Commissions and fees	4,584	4,507	4,823
Net gains (losses)	(5,773)	(4,379)	2,786
Net derivative gains on swaps	2,432	—	—
Net cash settlement on swaps	3,469	—	—
Other non-interest income	14,371	12,261	10,861

Total non-interest income	100,968	88,373	89,180

Non-Interest Expense:
Salaries and employee benefits	90,024	79,354	74,215
Occupancy expense, net	18,871	15,730	14,225
Furniture and equipment expense	13,295	11,840	10,970
External processing fees	22,763	21,201	20,202
Merger expenses	3,541	—	—
Other non-interest expense	35,234	29,136	30,118

Total non-interest expense	183,728	157,261	149,730

Income before income taxes	91,919	68,870	70,018
Income tax expense	29,939	17,415	21,713

Net income	$61,980	$51,455	$48,305

Net Income Per Share Amounts:
Basic	$2.05	$2.10	$1.94
Diluted	$2.00	$2.05	$1.88

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at January 1, 2002	$31,406	$284,457	$97,749	$(6,458)	$(120,872)	$286,282
Net income - 2002	—	—	48,305	—	—	48,305
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	25,686	—	25,686
Net loss on derivatives	—	—	—	(1,804)	—	(1,804)
Minimum pension liability adjustment	—	—	—	(2,504)	—	(2,504)

Total comprehensive income						69,683
Dividends paid ($0.85 per share)	—	—	(21,192)	—	—	(21,192)
Exercise of stock options (296,515 shares)	296	4,441	—	—	—	4,737
Purchase of treasury shares (1,079,400 shares)	—	—	—	—	(24,710)	(24,710)
Common stock issued under dividend reinvestment plan (34,796 shares)	35	800	—	—	—	835

Balance at December 31, 2002	31,737	289,698	124,862	14,920	(145,582)	315,635
Net income - 2003	—	—	51,455	—	—	51,455
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(22,878)	—	(22,878)
Net loss on derivatives	—	—	—	(1,135)	—	(1,135)
Minimum pension liability adjustment	—	—	—	2,504	—	2,504

Total comprehensive income						29,946
Dividends paid ($0.93 per share)	—	—	(22,772)	—	—	(22,772)
Exercise of stock options (438,042 shares)	438	8,254	—	—	—	8,692
Purchase of treasury shares (277,716 shares)	—	—	—	—	(7,751)	(7,751)
Common stock issued under dividend reinvestment plan (38,532 shares)	39	976	—	—	—	1,015

Balance at December 31, 2003	32,214	298,928	153,545	(6,589)	(153,333)	324,765
Net income - 2004 Restated	—	—	61,980	—	—	61,980
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,215	—	5,215
Net gain on derivatives - Restated	—	—	—	1,104	—	1,104
Minimum pension liability adjustment	—	—	—	(1,365)	—	(1,365)

Total comprehensive income - Restated						66,934
Dividends paid ($1.01 per share)	—	—	(31,456)	—	—	(31,456)
Exercise of stock options (423,466 shares)	423	9,423	—	—	—	9,846
Issuance of stock for acquisition of Southern Financial Bancorp (8,190,234 shares)	8,190	242,986	—	—	—	251,176
Purchase of treasury shares (116,900 shares)	—	—	—	—	(4,220)	(4,220)
Common stock issued under dividend reinvestment plan (43,863 shares)	44	1,334	—	—	—	1,378

Balance at December 31, 2004 - Restated	$40,871	$552,671	$184,069	$(1,635)	$(157,553)	$618,423

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)	Year ended December 31,
	Restated 2004	2003	2002
Operating Activities:
Net income	$61,980	$51,455	$48,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,261	36,362	37,508
Provision for loan losses	7,534	11,122	10,956
Provision for deferred income tax (benefit)	4,594	4,408	(2,837)
Net (gains) losses	5,773	4,379	(2,786)
Net derivative gains	(2,432)	—	—
Originated loans held for sale	(74,871)	(115,893)	(75,408)
Proceeds from sales of loans held for sale	73,846	120,536	73,919
Net decrease (increase) in accrued interest receivable and other assets	(52,247)	(17,309)	8,416
Net increase (decrease) in accrued expenses and other liabilities	(492)	(10,707)	1,853

Total adjustments	(12,034)	32,898	51,621

Net cash provided by operating activities	49,946	84,353	99,926

Investing Activities:
Principal collections and maturities of securities available for sale	422,988	797,606	733,269
Proceeds from sales of securities available for sale	990,394	1,230,056	1,086,314
Purchases of securities available for sale	(1,056,567)	(2,219,661)	(1,992,434)
Loan originations and purchases less principal collections	(109,748)	(182,568)	197,528
Proceeds from business acquisition	27,872	—	—
Purchases of premises and equipment	(10,473)	(12,591)	(10,779)

Net cash provided (used) by investing activities	264,466	(387,158)	13,898

Financing Activities:
Net decrease in deposits	(318,781)	(108,417)	(168,081)
Net increase in short-term borrowings	80,511	88,103	173,437
Proceeds from long-term debt	379,987	610,290	95,000
Payments and maturities of long-term debt	(425,540)	(286,362)	(143,442)
Proceeds from issuance of stock	11,224	9,707	5,572
Purchase of treasury stock	(4,220)	(7,751)	(24,710)
Cash dividends paid on common stock	(31,456)	(22,772)	(21,192)

Net cash provided (used) by financing activities	(308,275)	282,798	(83,416)

Increase (decrease) in cash and cash equivalents	6,137	(20,007)	30,408
Cash and cash equivalents at beginning of period	128,185	148,192	117,784

Cash and cash equivalents at end of period	$134,322	$128,185	$148,192

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$66,473	$68,249	$98,045
Income taxes paid	23,197	13,340	29,315
Stock issued for acquired company	251,176	—	—
Securities available for sale transferred to held to maturity	115,442	—	—
Securities available for sale converted to loans	—	54,135	—

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

Use of Estimates

The Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis and believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s Consolidated Financial Statements.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standard No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated hedge. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

Fair Value Hedges – For derivatives designated as fair value hedges, the derivative instrument and related hedge item are marked-to-market through the related interest income or expense, as applicable, except for the ineffective portion which is recorded in non-interest income.

Cash Flow Hedges – For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of Other Comprehensive Income in Shareholders’ Equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Consolidated Statements of Income. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value, as a non-designated hedge but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative would be considered a non-designated hedge and would continue to be marked-to-market in the Consolidated Statement of Condition as an asset or liability. Additionally, the Consolidated Statements of Income would record the mark-to-market through current period earnings and not through OCI.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revises disclosures about pension plans and other postretirement benefit plans. SFAS No. 132 requires additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation’s earnings, financial condition or equity. The required disclosures are included in Note 22.

Stock-Based Compensation

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (“FIN No. 44”), an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. FASB Statement 123, “Accounting for Stock-Based Compensation” and FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, and amendment of FASB Statement No. 123,” established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of FASB Statement No. 123, as amended.

The Corporation recognized pre-tax compensation expense of $209 thousand relating to restricted stock grants for the year ended December 31, 2004.

The following table illustrates the pro forma effect on net income and earnings per share if the Corporation had applied the fair value provisions of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) to stock-based compensation for the periods indicated.

	For the year ended December 31,
(dollars in thousands, except per share data)	Restated 2004	2003	2002
Net Income:
Net income as reported	$61,980	$51,455	$48,305
Addition for total stock-based compensation expense included in reported net income, net of tax	127	—	—
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,075)	(1,070)	(1,447)

Pro forma net income	$60,032	$50,385	$46,858

Basic Earnings Per Share:
As reported	$2.05	$2.10	$1.94
Pro forma	1.98	2.06	1.88

Diluted Earnings Per Share:
As reported	$2.00	$2.05	$1.88
Pro forma	1.94	2.00	1.83

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On November 7, 2005, management of Provident Bankshares Corporation (“Provident” or the “Corporation”) determined that Provident’s financial statements for the quarters ended June 30, 2005 and March 31, 2005 should no longer be relied upon as a result of the accounting treatment applied by Provident to interest rate swaps associated with Providents’ interest rate risk hedging program. Subsequently, management made a similar determination with respect to the financial statements for the year ended December 31, 2004.

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposit (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with brokered CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the brokered CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The brokered CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of the errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items.

Management believes the financial statement impact of applying the “long-haul” method of effectiveness testing using SFAS No. 133 and the results under the “short-cut” method would have indicated no material difference in the effectiveness of the swaps. However, hedge accounting under SFAS No. 133 is not allowed for the affected periods because the hedge documentation required for the “long-haul” method was not in place at the inception of the hedges. Fair value hedge accounting allows a company to record changes in the fair value of a hedged item (in this case, the brokered CDs and the Junior Subordinated Debentures) as an adjustment to income that offsets the fair value adjustment of the related interest rate swaps. Cash flow hedge accounting allows a company to record changes in the fair value, net of income taxes, as a component of Other Comprehensive Income in Stockholders’ Equity. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings. Under fair value and cash flow hedge accounting, net cash flows associated with the swapped interest payments are included in interest expense.

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income. The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings was treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Consolidated Statement of Income.

Prior to January 1, 2004, the interest expense on trust preferred securities was netted with the interest payments received from the designated swaps. However, the adoption of FASB Interpretation No. 46 – “Consolidation of Variable Interest Entities (“FIN 46”) on January 1, 2004 and the resultant deconsolidation of the trusts which issued the securities, required redesignation of the swaps to the Junior Subordinated Debentures issued by the Corporation in order to continue to apply hedge accounting. The lack of documented redesignation resulted in the elimination of hedge accounting for the Junior Subordinated Debentures. The fair value basis adjustment of the trust preferred securities at the adoption date, was deferred as a basis adjustment to the Junior Subordinated Debentures. This basis adjustment is being amortized into interest expense over the life of the Junior Subordinated Debentures as a result of the elimination of hedge accounting. Fair value adjustments on the swaps subsequent to the date of adoption of FIN 46 have been reflected as derivative gains (losses).

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. Adjustments to the Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments.

The table below summarizes the restated amounts for the year ended December 31, 2004:

(in thousands, except per share data)	Year Ended December 31, 2004
Net income as reported	$60,325
Impact of restated items, net of tax:
Premium/fee amortization	197
Change in market value of derivatives	1,458

Total increase (decrease) in net income	1,655

Total restated net income	$61,980

Basic earnings per share
As reported	$1.99
As restated	$2.05

Diluted earnings per share
As reported	$1.95
As restated	$2.00

Interest expense on deposits
As reported	$36,953
As restated	$41,235

Interest expense on long-term debt
As reported	$41,686
As restated	$40,546

Net cash settlement on swaps
As reported	$—
As restated	$3,469

Derivative gains(losses) on swaps
As reported	$—
As restated	$2,432

Other assets
As reported	$255,569
As restated	$254,825

Total assets
As reported	$6,572,160
As restated	$6,571,416

Interest-bearing deposits
As reported	$2,970,083
As restated	$2,968,070

Long-term debt
As reported	$1,205,548
As restated	$1,205,833

Retained earnings
As reported	$182,414
As restated	$184,069

Total stockholders’ equity
As reported	$617,439
As restated	$618,423

Total liabilities and stockholders’ equity
As reported	$6,572,160
As restated	$6,571,416

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

	Year ended December 31
(dollars in thousands, except per share amounts)	Restated 2004	2003
Total revenue (1)	$301,169	$286,554
Net income	66,265	62,882
Earnings per share:
Basic	2.01	1.92
Diluted	1.97	1.89

(1)	Total revenue consists of net interest income plus non-interest income, excluding net gains (losses).

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

NOTE 4—RESTRICTIONS ON CASH AND DUE FROM BANKS

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

NOTE 5—INVESTMENT SECURITIES

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

NOTE 6—LOANS

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

NOTE 7—ALLOWANCE FOR LOAN LOSSES

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

NOTE 9—INTANGIBLE ASSETS

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

NOTE 10—MORTGAGE BANKING ACTIVITIES

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

NOTE 11—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	Restated 2004	Weighted Average Rate	2003	Weighted Average Rate
Noninterest-bearing	$811,917	—%	$579,058	—%
Interest-bearing demand	531,622	0.11	442,586	0.11
Money market	525,744	0.92	469,660	0.70
Savings	743,937	0.29	701,524	0.32
Direct time certificates of deposits	812,904	2.22	656,448	2.10
Brokered certificates of deposit	353,863	4.44	230,273	6.26

Total deposits	$3,779,987	1.09%	$3,079,549	1.11%

The contractual maturities of certificates of deposit at December 31, 2004 are shown in the following table.

(in thousands)	Restated
2005	$551,143
2006	161,323
2007	84,963
2008	88,639
2009	60,718
After 2009	219,981

Total certificates of deposit	$1,166,767

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

NOTE 12—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2004	2003
Securities sold under repurchase agreements	$396,263	$240,798
Federal funds purchased	329,500	245,000
Federal Home Loan Bank advances - variable rate	190,000	140,000
Other short-term borrowings	2,130	2,063

Total short-term borrowings	$917,893	$627,861

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2004	2003	2002
Balance at December 31	$725,763	$485,798	$537,748
Average balance during the year	602,942	476,801	398,229
Maximum month-end balance	725,763	594,693	486,720

Weighted average rate during the year	1.20%	0.98%	1.57%
Weighted average rate at December 31	2.06	0.85	1.15

At December 31, 2004 the Corporation had $509 million in unused federal funds lines. The weighted average rate on the variable rate Federal Home Loan Bank advances was 2.20% at December 31, 2004.

NOTE 13—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	Restated 2004	Weighted Average Rate	2003	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$169,833	4.22%	$138,540	6.52%
Federal Home Loan Bank advances - variable rate	834,555	2.48	809,517	2.63
Junior Subordinated Debentures	173,320	7.12	144,619	6.53
Term repurchase agreements	28,125	3.46	60,625	3.63

Total long-term debt	$1,205,833	3.41	$1,153,301	3.64

At December 31, 2004, investment securities and certain real estate loans with carrying values of $725.8 million and $530.3 million, respectively, collateralize the Federal Home Loan Bank (“FHLB”) advances and term repurchase agreements. At December 31, 2004, the Corporation had $76 million in unused lines of credit at the FHLB.

The principal maturities of long-term debt at December 31, 2004 are presented below.

(in thousands)	Restated
2005	$347,908
2006	346,427
2007	188,190
2008	100,390
2009	18,553
After 2009	204,365

Total long-term debt	$1,205,833

Since 1997, the Corporation has formed three wholly owned statutory business trusts in addition to acquiring three additional trusts in the Southern Financial merger. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Corporation that have terms identical to the trust securities.

The amounts and terms of each respective issuance at December 31 were as follows:

	2004
(dollars in thousands)	Restated Amount	Maturity Date	Call Date	Interest Rate		Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29%	Fixed	Semi-Annual
Provident Trust II	30,000	February 2030	February 2005	10.00%	Fixed	Quarterly
Provident Trust III	71,000	December 2033	December 2008	5.35%	Floating	Quarterly
Provident Capital Trust I	5,000	July 2030	July 2005	11.00%	Fixed	Quarterly
Provident Statutory Trust I	8,000	September 2030	September 2010	10.60%	Fixed	Semi-Annual
Provident Capital Trust III	10,000	April 2033	April 2008	4.74%	Floating	Quarterly

	164,000
Deferred issuance costs and valuation adjustments	9,320

Total Junior Subordinated Debentures	$173,320

	2003
(dollars in thousands)	Amount	Maturity Date	Call Date	Interest Rate		Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29%	Fixed	Semi-Annual
Provident Trust II	30,000	February 2030	February 2005	10.00%	Fixed	Quarterly
Provident Trust III	71,000	December 2033	December 2008	4.02%	Floating	Quarterly

	141,000
Deferred issuance costs	3,619

Total Junior Subordinated Debentures	$144,619

The junior subordinated debentures, which are the sole assets of the trusts, are subordinate and junior in right of payment to all present and future senior and junior subordinated indebtedness and certain other financial obligations of the Corporation. The Corporation fully and unconditionally guarantees each trust’s securities obligations. The junior subordinated debentures are includable in tier 1 capital for regulatory capital purposes, subject to certain limitations.

Under the provisions of the junior subordinated debentures, the Corporation has the right to defer payment of interest on the junior subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the junior subordinated debentures are deferred, the distributions on the junior subordinated debentures are also deferred. Interest on the junior subordinated debentures is cumulative. The accrual of interest to be paid on the junior subordinated debentures held by the trusts is included in Interest Expense.

The securities are redeemable in whole or in part on or after their respective call dates. Any of the securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

NOTE 14—STOCKHOLDERS’ EQUITY

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

NOTE 15—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $167 thousand and $6.8 million for the year ended December 31, 2004 and 2003, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive loss, net of taxes. At December 31, 2004, the Corporation recorded an increase in fair value of derivatives of $1.1 million compared to a decline of $1.1 million in 2003, net of taxes, in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the year ended December 31, 2004, the Corporation had no ineffective hedges. For the year ended December 31, 2003, the Corporation had an ineffective portion of a hedge, which resulted in a $97 thousand charge to earnings.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. For the year ended December 31, 2004, the Corporation recorded a pre-tax gain of $2.4 million to reflect the increase or decrease in value of the non-designated interest rate swaps for the year.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2004 Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$682	$682
Pay fixed/receive variable	Hedge loan rate risk	59,776	—	(167)
Interest rate caps/corridors	Hedge borrowing cost	300,000	2,778	2,778

Total designated derivatives		454,776	3,460	3,293

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$150,000	$845	$845
Receive fixed/pay variable		357,500	5,506	3,655

Total non-designated derivatives		507,500	6,351	4,500

Total derivatives		$962,276	$9,811	$7,793

December 31, 2003
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$510,000	$—	$(2,455)
Pay fixed/receive variable	Hedge loan rate risk	50,442	148	148
Receive fixed/pay variable	Hedge borrowing cost	70,000	6,667	6,667
Interest rate caps/corridors	Hedge borrowing cost	400,000	6,472	6,472

Total designated derivatives		1,030,442	13,287	10,832

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$—	$—	$—
Receive fixed/pay variable		—	—	—

Total non-designated derivatives		—	—	—

Total derivatives		$1,030,442	$13,287	$10,832

The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $2.2 million before taxes to be recognized into expense out of OCI in the next twelve months. This amount represents amortization of $2.4 million for interest rate caps and corridors, net of $84 thousand recognized from interest rate swaps. The $84 thousand is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $1.9 million on interest rate caps and corridors net of $516 thousand on the interest rate swaps.

At December 31, 2004, the Corporation had deferred gains of $1.6 million and deferred losses of $2.5 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2009, based on the lives of the underlying assets. At December 31, 2003, the Corporation had deferred gains of $2.8 million and deferred losses of $4.7 million.

NOTE 16—CONTINGENCIES AND OFF BALANCE SHEET RISK

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

NOTE 17—RELATED PARTY TRANSACTIONS

Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer.

The schedule below presents information on these loans.

(in thousands)	Loan Activity
Balance at December 31, 2003	$20,586
Additions	25,922
Reductions	(7,605)

Balance at December 31, 2004	$38,903

NOTE 18—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	Restated 2004	2003	2002
Net gains (losses):
Securities:
Sales	$(3,231)	$9,157	$13,289
Write-down for other than temporary impairment	—	—	(8,660)

Total net gains (losses) on securities	(3,231)	9,157	4,629
Debt extinguishment	(2,362)	(15,298)	(3,011)
Asset sales	(180)	1,762	1,168

Net gains (losses)	$(5,773)	$(4,379)	$2,786

Net derivative activity:
Net derivative gains on swaps	$2,432	—	—
Net cash settlement on swaps	3,469	—	—

Total net derivative activity	$5,901	$—	$—

Other non-interest income:
Other loan fees	$3,698	$3,278	$3,016
Cash surrender value income	4,493	3,513	3,921
Mortgage banking fees and services	101	517	504
Other	6,079	4,953	3,420

Total other non-interest income	$14,371	$12,261	$10,861

Other non-interest expense:
Advertising and promotion	$9,407	$8,046	$7,915
Communication and postage	6,764	6,169	5,818
Printing and supplies	2,762	2,640	2,508
Regulatory fees	955	902	973
Professional services	3,385	2,006	2,465
Other	11,961	9,373	10,439

Total other non-interest expense	$35,234	$29,136	$30,118

In the normal course of business, the Corporation may extinguish debt prior to its maturity. During 2004, 2003 and 2002, the Corporation extinguished $295 million, $140 million and $113 million, respectively.

NOTE 19—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	Restated 2004	2003	2002
Current income tax expense (benefit):
Federal	$25,297	$12,817	$24,610
State	48	190	(60)

Total current expense	25,345	13,007	24,550
Deferred income tax expense (benefit)	4,594	4,408	(2,837)

Total income tax expense	$29,939	$17,415	$21,713

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

(dollars in thousands)	Restated 2004		2003		2002
	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$32,173	35.0%	$24,104	35.0%	$24,507	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(1,799)	(2.0)	(1,596)	(2.3)	(1,824)	(2.6)
Disallowed interest expense	62	0.1	86	0.1	179	0.2
Employee benefits	(252)	(0.3)	(149)	(0.2)	(205)	(0.3)
Low income housing credit	(735)	(0.8)	(302)	(0.4)	(302)	(0.4)
State and local income taxes, net of federal income tax	214	0.2	1,216	1.8	580	0.1
Other	21	—	102	0.1	(651)	(0.9)
Change in valuation allowance	255	0.4	(6,046)	(8.8)	(571)	(0.1)

Total combined effective income tax rate	$29,939	32.6%	$17,415	25.3%	$21,713	31.0%

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

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, which are classified as other assets in the Consolidated Statements of Financial Condition, at December 31, 2004 and 2003 are presented below.

(in thousands)	Restated 2004		2003
	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$3,738	$—	$6,417
Reserve for loan loss	12,621	—	12,201	—
State tax receivable	11,871	—	10,982	—
Depreciation	—	24,562	—	17,027
Unrealized losses on debt securities	—	1,174	1,633	—
Leasing activities	14,922	—	10,199	—
REIT dividend	—	2,678	—	1,352
Employee benefits	—	1,743	—	535
Deferred tax liability on securities transactions	—	78	—	228
Purchase accounting adjustments	1,656	—	238	—
Write-down of property held for sale	703	—	703	—
SFAS No. 133 related adjustments	671	—	671	—
Deposit-based intangible	—	4,469	—	432
Cash flow hedges	958	—	1,915	—
Acquisition expenses	4,965	—	920	—
Minimum pension liability	893	—	—	—
Minimum tax credit carry forward	158	—	—	—
All other	441	416	234	793

Subtotal	49,859	38,858	39,696	26,784
Less valuation allowance	1,696	—	1,441	—

Total	$48,163	$38,858	$38,255	$26,784

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

NOTE 20—EARNINGS PER SHARE

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

The following table presents a summary of per share data and amounts for the periods indicated:

(dollars in thousands, except per share data)	Year ended December 31,
	Restated 2004	2003	2002
Qualifying net income	$61,980	$51,455	$48,305
Basic EPS shares	30,299	24,495	24,896
Basic EPS	$2.05	$2.10	$1.94
Dilutive shares	672	647	735
Diluted EPS shares	30,971	25,142	25,631
Diluted EPS	$2.00	$2.05	$1.88

NOTE 21—OTHER COMPREHENSIVE INCOME (LOSS)

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

(in thousands)	Year ended December 31,
	Restated 2004	2003	2002
Net unrealized holding gains (losses) on debt securities	$4,791	$(26,040)	$44,146
Related tax expense (benefit)	1,676	(9,114)	15,451

Net unrealized holding gains (losses) on debt securities	3,115	(16,926)	28,695

Less reclassification adjustments for gains (losses) realized in net income	(3,231)	9,157	4,629
Related tax expense (benefit)	(1,131)	3,205	1,620

Net reclassification adjustment	(2,100)	5,952	3,009

Net unrealized gains (losses) on derivatives	1,699	(1,746)	(2,776)
Related tax expense (benefit)	595	(611)	(972)

Net unrealized gains (losses) on derivatives	1,104	(1,135)	(1,804)

Minimum pension liability adjustment	(2,259)	3,852	(3,852)
Related tax expense (benefit)	(894)	1,348	(1,348)

Net minimum pension liability adjustment	(1,365)	2,504	(2,504)

Other comprehensive income (loss)	$4,954	$(21,509)	$21,378

The following table presents Net Accumulated Other Comprehensive Income (Loss) for the periods indicated:

(in thousands)	Fair Value Adjustments on Securities	Restated Fair Value Adjustments on Derivatives	Minimum Pension Liability Adjustment	Restated Net Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2001	$(5,841)	$(617)	$—	$(6,458)
Change in adjustment, net of taxes	25,686	(1,804)	(2,504)	21,378

Balance at December 31, 2002	19,845	(2,421)	(2,504)	14,920
Change in adjustment, net of taxes	(22,878)	(1,135)	2,504	(21,509)

Balance at December 31, 2003	(3,033)	(3,556)	—	(6,589)
Change in adjustment, net of taxes	5,215	1,104	(1,365)	4,954

Balance at December 31, 2004	$2,182	$(2,452)	$(1,365)	$(1,635)

NOTE 22—EMPLOYEE BENEFIT PLANS

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

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status.

(in thousands)	Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$35,874	$32,835	$6,493	$5,189	$1,470	$2,202
Service cost	1,954	1,678	141	109	181	207
Interest cost	2,205	2,137	395	392	114	141
Benefit payments	(2,981)	(2,826)	(346)	(307)	(93)	(291)
Plan change	104	—	—	457	—	—
Actuarial loss (gain)	2,692	2,050	794	653	242	(789)

Projected benefit obligation at December 31,	39,848	35,874	7,477	6,493	1,914	1,470

Change in Plan Assets:
Plan assets fair value at January 1,	38,646	25,049	—	—	—	—
Employer contributions	5,000	11,063	346	307	93	291
Benefit payments	(2,981)	(2,826)	(346)	(307)	(93)	(291)
Actual return on plan assets	3,952	5,360	—	—	—	—

Plan assets fair value at December 31,	44,617	38,646	—	—	—	—

Plan assets in excess of (less than) projected benefit obligation	4,769	2,772	(7,477)	(6,493)	(1,914)	(1,470)
Unrecognized net actuarial loss	7,939	5,997	2,259	1,516	1,322	930
Unrecognized prior service cost	1,151	1,061	1,788	1,903	(1,142)	(988)
Unrecognized net obligation (asset) arising at transition at January 1,	—	—	—	—	164	184

Prepaid (accrued) pension cost recognized	$13,859	$9,830	$(3,430)	$(3,074)	$(1,570)	$(1,344)

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Impact on Financial Condition

Amounts recognized in the consolidated statements of financial condition consist of the following at December 31.

(in thousands)	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2004	2003	2004	2003	2004	2003
Prepaid pension cost	$13,859	$9,830	$—	$—	$—	$—
Accrued benefit cost	—	—	(3,430)	(3,074)	(1,570)	(1,344)
Additional liability	—	—	(4,047)	—	—	—
Prior service costs	—	—	1,788	3,074	—	—
Accumulated other comprehensive income	—	—	2,259	—	—	—

Net amount recognized	$13,859	$9,830	$(3,430)	$—	$(1,570)	$(1,344)

Reconciliation of net pension asset (liability):

(in thousands)	2004	2003	2004	2003
Prepaid (accrued) pension cost, January 1,	$9,830	$397	$(3,074)	$(2,735)
Contributions	5,000	11,063	346	307
Net pension expense	(971)	(1,630)	(702)	(646)

Prepaid (accrued) pension cost, December 31,	$13,859	$9,830	$(3,430)	$(3,074)

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

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the year ended December 31 includes the following components.

(in thousands)	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Service cost - benefits earned during the year	$1,954	$1,677	$1,528	$141	$109	$109	$181	$207	$224
Interest cost on projected benefit obligation	2,205	2,137	2,038	395	392	333	114	141	130
Expected return on plan assets	(3,382)	(2,459)	(2,497)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	194	275	(134)	166	145	101	24	67	62

Net pension cost included in employee benefits expense	$971	$1,630	$935	$702	$646	$543	$319	$415	$416

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%	7.00%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	9.50%

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

NOTE 23—REGULATORY CAPITAL

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

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

(dollars in thousands)	Provident Bankshares December 31,		Provident Bank December 31,
	Restated 2004	2003	Restated 2004	2003
Total equity capital per consolidated financial statements	$618,423	$324,765	$512,972	$452,670
Qualifying trust preferred securities	164,000	110,341	—	—
Minimum pension liability	(1,365)	—	(1,365)	—
Accumulated other comprehensive loss	1,635	6,589	1,635	6,589

Adjusted capital	782,693	441,695	513,242	459,259
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(269,078)	(8,932)	(12,837)	(1,240)

Total tier 1 capital	513,615	432,763	500,405	458,019

Adjustments for tier 2 capital:
Qualifying trust preferred securities in excess of tier 1 capital limitations	—	30,659	—	—
Allowance for loan losses	46,169	35,539	46,169	35,539
Allowance for letter of credit losses	474	343	474	343

Total tier 2 capital adjustments	46,643	66,541	46,643	35,882

Total regulatory capital	$560,258	$499,304	$547,048	$493,901

Risk-weighted assets	$4,346,229	$3,258,851	$4,336,155	$3,251,678
Quarterly regulatory average assets	6,198,284	5,094,719	6,192,350	5,087,192

Ratios:
Tier 1 leverage	8.29%	8.49%	8.08%	9.00%
Tier 1 capital to risk-weighted assets	11.82	13.28	11.54	14.09
Total regulatory capital to risk-weighted assets	12.89	15.32	12.62	15.19

	Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	4.00%	5.00%
Tier 1 capital to risk-weighted assets	4.00	6.00
Total regulatory capital to risk-weighted assets	8.00	10.00

NOTE 24—BUSINESS SEGMENT INFORMATION

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

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2004 Restated:
Net interest income	$50,188	$92,576	$39,449	$182,213
Provision for loan losses	3,193	1,793	2,548	7,534

Net interest income after provision for loan losses	46,995	90,783	36,901	174,679
Non-interest income	13,012	88,086	(130)	100,968
Non-interest expense	20,751	128,456	34,521	183,728

Income (loss) before income taxes	39,256	50,413	2,250	91,919
Income tax expense (benefit)	12,786	16,420	733	29,939

Net income (loss)	$26,470	$33,993	$1,517	$61,980

Total assets	$1,650,732	$3,025,716	$1,894,968	$6,571,416

2003:
Net interest income	$32,425	$95,999	$20,456	$148,880
Provision for loan losses	174	8,572	2,376	11,122

Net interest income after provision for loan losses	32,251	87,427	18,080	137,758
Non-interest income	8,745	85,184	(5,556)	88,373
Non-interest expense	14,772	117,070	25,419	157,261

Income (loss) before income taxes	26,224	55,541	(12,895)	68,870
Income tax expense (benefit)	6,631	14,045	(3,261)	17,415

Net income (loss)	$19,593	$41,496	$(9,634)	$51,455

Total assets	$1,001,557	$2,591,684	$1,614,607	$5,207,848

2002:
Net interest income	$28,297	$93,229	$19,998	$141,524
Provision for loan losses	32	12,111	(1,187)	10,956

Net interest income after provision for loan losses	28,265	81,118	21,185	130,568
Non-interest income	7,206	79,086	2,888	89,180
Non-interest expense	13,856	111,058	24,816	149,730

Income (loss) before income taxes	21,615	49,146	(743)	70,018
Income tax expense (benefit)	6,703	15,241	(231)	21,713

Net income (loss)	$14,912	$33,905	$(512)	$48,305

Total assets	$898,336	$2,588,754	$1,403,632	$4,890,722

NOTE 25—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Borrowings

Rates currently available to the Corporation for borrowings and debt with similar terms and remaining maturities

Derivative Financial Instruments

Interest rate swaps and cap/corridor arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	Restated 2004		2003
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$124,664	$124,664	$127,048	$127,048
Short-term investments	9,658	9,658	1,137	1,137
Mortgage loans held for sale	6,520	6,545	5,016	5,024
Securities available for sale	2,186,395	2,186,395	2,086,510	2,086,510
Securities held to maturity	114,671	114,467	—	—
Loans, net of allowance	3,513,711	3,494,690	2,749,007	2,826,502
Other assets	152,803	152,803	74,719	74,719
Liabilities:
Deposits	3,779,987	3,542,668	3,079,549	3,093,822
Short-term borrowings	917,893	917,154	627,861	627,881
Long-term debt	1,205,833	1,199,433	1,153,301	1,130,929
Derivative financial instruments	7,793	7,793	10,832	10,832

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 26—PARENT COMPANY FINANCIAL INFORMATION

The statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	Restated 2004	2003	2002
Interest income from bank subsidiary	$59	$15	$16
Net derivative losses on swaps	(1,090)	—	—
Net cash settlement on swaps	3,965	—	—
Dividend income from subsidiaries	119,612	25,466	42,865

Total income	122,546	25,481	42,881

Operating expenses	11,495	3,120	3,444

Income before income taxes and equity in undistributed income of subsidiaries	111,051	22,361	39,437
Income tax benefit	2,443	856	1,106

	113,494	23,217	40,543
Equity in undistributed income (loss) of subsidiaries	(51,514)	28,238	7,762

Net income	$61,980	$51,455	$48,305

Statements of Condition

	December 31,
(in thousands)	Restated 2004	2003
Assets:
Interest bearing deposit with bank subsidiary	$10,204	$2,178
Investment in subsidiaries	516,346	457,056
Other assets	270,882	15,405

Total assets	$797,432	$474,639

Liabilities:
Long-term debt	$173,320	$148,981
Other liabilities	5,689	893

Total liabilities	179,009	149,874

Stockholders’ equity:
Common stock	40,871	32,214
Additional paid-in capital	552,671	298,928
Retained earnings	184,069	153,545
Net accumulated other comprehensive loss of bank subsidiary	(1,635)	(6,589)
Treasury stock, at cost	(157,553)	(153,333)

Total stockholders’ equity	618,423	324,765

Total liabilities and stockholders’ equity	$797,432	$474,639

Statements of Cash Flows

	Year ended December 31,
(in thousands)	Restated 2004	2003	2002
Operating activities:
Net income	$61,980	$51,455	$48,305
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	51,514	(28,238)	(7,762)
Other operating activities	3,059	2,730	(7,245)

Total adjustments	54,573	(25,508)	(15,007)

Net cash provided by operating activities	116,553	25,947	33,298

Investing activities:
Cash paid in acquisition	(83,814)	—	—
Investment in bank subsidiary	—	(71,000)	—
Investment in trust subsidiary	—	(2,196)	—

Net cash used by investing activities	(83,814)	(73,196)	—

Financing activities:
Issuance of common stock	11,224	9,707	5,572
Purchase of treasury stock	(4,220)	(7,751)	(24,710)
Cash dividends on common stock	(31,456)	(22,772)	(21,192)
Issuance of trust preferred securities	—	73,196	—
Other financing activities	(261)	(3,367)	7,356

Net cash provided (used) by financing activities	(24,713)	49,013	(32,974)

Increase in cash and cash equivalents	8,026	1,764	324
Cash and cash equivalents at beginning of period	2,178	414	90

Cash and cash equivalents at end of period	$10,204	$2,178	$414

Supplemental disclosures:
Income taxes paid (received)	$(2,558)	$(1,135)	$1,054
Stock issued for acquired company	251,176	—	—

NOTE 27—SUBSEQUENT EVENT

In the first quarter of 2005, the Corporation announced its intention to call Provident Trust II, a $30 million 10% dividend trust preferred security at par on March 31, 2005. Accordingly, these securities will be excluded from capital ratio calculations beginning March 31, 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

a. Evaluation of Disclosure Controls and Procedures

The management of Provident Bankshares Corporation (the “Corporation”), including the Corporation’s principal executive officer and principal financial officer, evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of December 31, 2004. Based on the evaluation, the Corporation’s management initially concluded that such disclosure controls and procedures were effective. In connection with the restatement of the consolidated financial statements for the year ended December 31, 2004, in November 2005, management conducted a re-evaluation of the Corporation’s disclosure controls and procedures and identified a material weakness in the Corporation’s internal control over financial reporting relating to the accounting for derivatives as of December 31, 2004. As a result of this material weakness in internal control over financial reporting (described below), errors occurred in the Corporation’s application of the “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to certain of its derivatives. This is described in Note 2 of the consolidated financial statements for the year ended December 31, 2004, as restated. The errors in the application of SFAS No. 133 resulted in the restatement of the Corporation’s unaudited condensed consolidated financial statements at and for the interim periods ended June 30, 2005 and March 31, 2005; and the consolidated financial statements at and for the year ended December 31, 2004. Based upon the results of this re-evaluation, the Corporation’s principal executive officer and principal financial officer concluded that, as of December 31, 2004, the Corporation’s disclosure controls and procedures were not effective.

b. Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, utilizing the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2004 was not effective because of the existence of the following material weakness in internal control over financial reporting: the Corporation’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. This material weakness has resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the interim periods ended June 30, 2005 and March 31, 2005 and the consolidated financial statements for the year ended December 31, 2004. The financial statement impacts to the consolidated financial statements are described in Note 2 of the Corporation’s consolidated financial statements for the year ended December 31, 2004 (as restated) included herein Part II, Item 8.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that (i) transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; (ii) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Corporation; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Corporation’s assets that could have a material effect on the Corporation’s consolidated financial statements.

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

KPMG LLP, an independent registered public accounting firm, has issued an attestation report (included in Item 8 above and incorporated herein by reference) on management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004.

Changes in Internal Control over Financial Reporting

The Corporation continually assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations.

There were no changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. Subsequently, we have implemented several important changes in our internal control over financial reporting relating to our accounting for derivatives. These actions include:

•	Enhancing the Corporation’s policy and procedures related to hedge documentation at the inception of a hedge. In addition, enhancing the subsequent review, documentation and effectiveness measurements of the existing hedges for each reporting period;

•	Evaluating at each reporting period commencing with December 31, 2005, all the Corporation’s hedges that use the “short-cut” method to ensure this method meets current U.S. generally accepted accounting principles guidance;

•	Subscribing to the Derivative Implementation Notification Service to ensure prompt notification of newly posted guidance on the requirements of SFAS No. 133

While we believe the actions discussed above will improve the Corporation’s internal control over financial reporting, additional time and testing is necessary before concluding that the material weakness has been fully remediated. We anticipate that the material weakness will be fully remediated by December 31, 2005.

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

(3) Exhibits

The following is an index of the exhibits included in this report:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated Bylaws of Provident Bankshares Corporation (10)

(4.1)	Amendment No. 1 to Stockholder Protection Rights Agreement (6)

(10.1)	Executive Incentive Plan (7)

(10.2)	Executive Vice Presidents’ Incentive Plan (7)

(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (4)

(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers (5)

(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers (5)

(10.6)	Form of Deferred Compensation Plan for Outside Directors (6)

(10.7)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (6)

(10.8)	Supplemental Retirement Income Agreement for Peter M. Martin (7)

(10.10)	2001 Group Manager Incentive Plan of Provident Bankshares (3)

(10.11)	Supplemental Retirement Income Agreement for Gary N. Geisel (7)

(10.12)	Executive Agreement with Georgia S. Derrico (8)

(10.13)	Executive Agreement with R. Roderick Porter (8)

(11.0)	Statement re: Computation of Per Share Earnings (9)

(21.0)	Subsidiaries of Provident Bankshares Corporation (10)

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.0)	Power of Attorney (10)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s 2001 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 8, 2002.
(4)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(5)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(6)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(7)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-112083) filed with the Commission on January 22, 2004.
(9)	Incorporated herein by reference to Note 20 in the Notes to Consolidated Financial Statements.
(10)	Incorporated by reference from Registrant’s 2004 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 15, 2005.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

December 22, 2005	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

December 22, 2005	By	/s/ GARY N. GEISEL

Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

December 22, 2005	By	/s/ DENNIS A. STARLIPER

Dennis A. Starliper
Executive Vice President and Chief Financial Officer

Principal Accounting Officer:

December 22, 2005	By	/s/ HARRY G. VALENTINO

Harry G. Valentino
Senior Vice President Director of Financial Accounting

A Majority of the Board of Directors*

Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes,

Ward B. Coe, III, Charles W. Cole, Jr., William J. Crowley, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan L. Logan, Barbara B. Lucas, Peter M. Martin, Francis G. Riggs, Sheila K. Riggs, Donald E. Wilson

*	Pursuant to the Power of Attorney incorporated by reference.

December 22, 2005	By	/s/ KAREN L. MALECKI
Karen L. Malecki
Attorney-in-fact

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer