Form 10-Q/A
period 2005-03-31
PROVIDENT BANKSHARES CORP
filed 2005-12-22
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 2 to Form 10-Q

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At May 6, 2005, the Registrant had 32,962,067 shares of $1.00 par value common stock outstanding.

Explanatory Note

This Amendment to Form 10-Q (this “Amendment”) is being filed by Provident Bankshares Corporation (the “Corporation”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005 filed with the Securities and Exchange Commission (the “SEC”) on May 10, 2005, and as subsequently amended on May 13, 2005 (the “Initial Form 10-Q”). As previously reported in the Corporation’s Form 10-Q for the period ended September 30, 2005, this Amendment is required due to the restatement of financial statements included in the Initial Form 10-Q related to corrections of errors related to the Corporation’s accounting for derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of errors in the application of the “short-cut method,” the Corporation was precluded from applying hedge accounting to various derivative instruments as described in Note 2. This Amendment restates unaudited Condensed Consolidated Financial Statements at and for the three months ended March 31, 2005 and 2004. For information regarding the restatement, see Note 2 to our unaudited Consolidated Financial Statements contained herein. This Amendment includes a restatement which changes Part I — Items 1, 2 and 4, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Amendment also includes changes in “Controls and Procedures” to reflect management’s revised assessment of the Corporation’s disclosure controls and procedures as of March 31, 2005.

Except as otherwise specifically noted, all information contained herein is as of March 31, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition - Unaudited

(dollars in thousands, except per share and share amounts)	March 31, Restated 2005	December 31, Restated 2004	March 31, Restated 2004
Assets:
Cash and due from banks	$155,562	$124,664	$116,006
Short-term investments	5,347	9,658	1,903
Mortgage loans held for sale	4,441	6,520	5,456
Securities available for sale	2,031,290	2,186,395	2,127,047
Securities held to maturity	114,091	114,671	—
Loans	3,541,175	3,559,880	2,829,936
Less allowance for loan losses	45,639	46,169	36,126

Net loans	3,495,536	3,513,711	2,793,810

Premises and equipment, net	63,379	63,413	49,481
Accrued interest receivable	29,627	28,669	25,202
Goodwill	255,973	256,241	7,692
Intangible assets	12,167	12,649	1,138
Other assets	257,269	254,825	140,824

Total assets	$6,424,682	$6,571,416	$5,268,559

Liabilities:
Deposits:
Noninterest-bearing	$876,766	$811,917	$646,765
Interest-bearing	3,052,120	2,968,070	2,555,553

Total deposits	3,928,886	3,779,987	3,202,318

Short-term borrowings	719,228	917,893	555,637
Long-term debt	1,125,465	1,205,833	1,134,963
Accrued expenses and other liabilities	39,566	49,280	30,197

Total liabilities	5,813,145	5,952,993	4,923,115

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 40,966,829, 40,870,602 and 32,410,354 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	40,967	40,871	32,410
Additional paid-in capital	554,244	552,671	303,049
Retained earnings	191,226	184,069	158,207
Net accumulated other comprehensive income (loss)	(12,600)	(1,635)	5,111
Treasury stock at cost - 7,904,541, 7,768,217 and 7,651,317 shares at March 31, 2005, December 31, 2004 and March 31, 2004, respectively	(162,300)	(157,553)	(153,333)

Total stockholders’ equity	611,537	618,423	345,444

Total liabilities and stockholders’ equity	$6,424,682	$6,571,416	$5,268,559

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income – Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	Restated 2005	Restated 2004
Interest Income:
Loans, including fees	$50,504	$36,985
Investment securities	24,321	22,534
Tax-advantaged loans and securities	319	342
Short-term investments	43	2

Total interest income	75,187	59,863

Interest Expense:
Deposits	11,328	8,614
Short-term borrowings	4,473	1,578
Long-term debt	10,670	8,752

Total interest expense	26,471	18,944

Net interest income	48,716	40,919
Less provision for loan losses	1,575	2,391

Net interest income after provision for loan losses	47,141	38,528

Non-Interest Income:
Service charges on deposit accounts	19,349	18,531
Commissions and fees	1,210	1,224
Net gains (losses)	(776)	816
Net derivative losses on swaps	(3,820)	(3,752)
Net cash settlement on swaps	1,579	(2,134)
Other non-interest income	5,502	3,012

Total non-interest income	23,044	17,697

Non-Interest Expense:
Salaries and employee benefits	22,698	20,421
Occupancy expense, net	5,274	4,050
Furniture and equipment expense	3,464	3,144
External processing fees	5,197	5,302
Merger expenses	—	184
Other non-interest expense	10,841	7,509

Total non-interest expense	47,474	40,610

Income before income taxes	22,711	15,615
Income tax expense	6,961	4,918

Net income	$15,750	$10,697

Net Income Per Share Amounts:
Basic	$0.48	$0.43
Diluted	0.47	0.42

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(in thousands)	Restated 2005	Restated 2004
Operating Activities:
Net income	$15,750	$10,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,569	7,184
Provision for loan losses	1,575	2,391
Provision for deferred income tax (benefit)	171	(917)
Net (gains) losses	776	(816)
Net derivative losses	3,820	3,752
Originated loans held for sale	(15,880)	(12,497)
Proceeds from sales of loans held for sale	18,097	12,111
Net decrease in accrued interest receivable and other assets	3,123	827
Net increase (decrease) in accrued expenses and other liabilities	(1,534)	7,825

Total adjustments	16,717	19,860

Net cash provided by operating activities	32,467	30,557

Investing Activities:
Principal collections and maturities of securities available for sale	83,480	92,899
Proceeds from sales of securities available for sale	129,900	113,042
Purchases of securities available for sale	(87,235)	(227,720)
Loan principal collections less originations and purchases	11,206	(48,307)
Purchases of premises and equipment	(3,007)	(2,532)

Net cash provided (used) by investing activities	134,344	(72,618)

Financing Activities:
Net increase in deposits	150,315	122,769
Net decrease in short-term borrowings	(198,665)	(72,224)
Proceeds from long-term debt	30,000	—
Payments and maturities of long-term debt	(110,203)	(17,042)
Proceeds from issuance of stock	1,669	4,317
Purchase of treasury stock	(4,747)	—
Cash dividends paid on common stock	(8,593)	(6,035)

Net cash provided (used) by financing activities	(140,224)	31,785

Increase (decrease) in cash and cash equivalents	26,587	(10,276)
Cash and cash equivalents at beginning of period	134,322	128,185

Cash and cash equivalents at end of period	$160,909	$117,909

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$19,882	$13,322
Income taxes paid	28	96

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

March 31, 2005

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”); a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2005. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K/A for the year ended December 31, 2004 as filed with the Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The Condensed Consolidated financial statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, goodwill and intangible assets, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the Consolidated Financial Statements or in the notes to the Consolidated Financial Statements as included in the Corporation’s 2004 Annual Report on Form 10-K/A. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

Changes in Accounting Principles

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP 03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Bank. The Corporation did not acquire any assets in the first quarter of 2005 that where within the scope of SOP 03-3.

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Accounting for Stock-Based Compensation” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005. In April 2005, the SEC deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. Accordingly, the Corporation will adopt SFAS No. 123R beginning January 1, 2006. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Condensed Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). As of the required effective date, the Corporation intends to use the modified prospective method as defined in SFAS No. 123R. Under this method, awards that are granted, modified or settled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Unvested awards that were granted prior to the effective date should be valued in accordance with SFAS No. 123R. Compensation expense must be recognized in the Condensed Consolidated Statements of Income subsequent to the effective date of SFAS No. 123R.

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

	Three Months Ended March 31,
(in thousands, except per share data)	Restated 2005	Restated 2004
Net Income:
Net income as reported	$15,750	$10,697
Addition for total stock-based compensation expense included in reported net income, net of tax	30	—
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(508)	(250)

Pro forma net income	$15,272	$10,447

Basic Earnings Per Share:
As reported	$0.48	$0.43
Pro forma	0.46	0.42

Diluted Earnings Per Share:
As reported	$0.47	$0.42
Pro forma	0.45	0.41

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

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended March 31,
	2005	2004
Dividend yield	3.49%	3.33%
Weighted average risk-free interest rate	4.29%	3.20%
Weighted average expected volatility	23.59%	25.86%
Weighted average expected life in years	5.50	7.00

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

NOTE 2 – RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On November 7, 2005, management of Provident Bankshares Corporation (“Provident” or the “Corporation”) determined that Provident’s financial statements for the quarters ended June 30, 2005 and March 31, 2005, should no longer be relied upon as a result of the accounting treatment applied by Provident to interest rate swaps associated with Provident’s interest rate risk hedging program. Subsequently, management made a similar determination with respect to the financial statements for the year ended December 31, 2004.

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposits (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No. 133 to the swaps associated with CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. Certain current year amounts in the unaudited Condensed Consolidated Statements of Condition have been reclassified to conform to the presentation used for subsequent periods. These reclassifications have no effect on stockholders’ equity or net income.

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

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income. The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings was treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Condensed Consolidated Statements of Income.

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

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and March 31, 2004 reflect these adjustments. The three months ended amounts reflect the impact of restating the first quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments.

The table below summarizes the restated periods:

(dollars in thousands, except per share data)	Three Months Ended March 31,		Year Ended December 31,
	2005	2004	2004
Net Income	$18,108	$12,875	$60,325
Impact of restated items, net:
Premium/Fee Amortization	(16)	37	197
Change in market value of derivatives	(2,342)	(2,215)	1,458

Total increase (decrease) in Net Income	(2,358)	(2,178)	1,655

Total restated Net Income	$15,750	$10,697	$61,980

Basic earnings per share
As reported	$0.55	$0.52	$1.99
As restated	$0.48	$0.43	$2.05

Diluted earnings per share
As reported	$0.54	$0.51	$1.95
As restated	$0.47	$0.42	$2.00

Interest Income on loans, including fees
As reported	$50,565	$36,985	$177,961
As restated	$50,504	$36,985	$177,961

Interest Expense on deposits
As reported	$10,188	$8,614	$36,953
As restated	$11,328	$8,614	$41,235

Interest Expense on long-term debt
As reported	$10,266	$10,948	$41,686
As restated	$10,670	$8,752	$40,546

Net cash settlement on swaps
As reported	$—	$—	$—
As restated	$1,579	$(2,134)	$3,469

Derivative gains(losses) on swaps
As reported	$—	$—	$—
As restated	$(3,820)	$(3,752)	$2,432

Loans
As reported	$3,546,286	$2,829,936	$3,559,880
As restated	$3,541,175	$2,829,936	$3,559,880

Other assets
As reported	$256,305	$141,008	$255,569
As restated	$257,269	$140,824	$254,825

Total assets
As reported	$6,428,829	$5,268,743	$6,572,160
As restated	$6,424,682	$5,268,559	$6,571,416

Noninterest-bearing deposits
As reported	$884,840	$646,765	$811,917
As restated	$876,766	$646,765	$811,917

Interest-bearing deposits
As reported	$3,047,348	$2,555,553	$2,970,083
As restated	$3,052,120	$2,555,553	$2,968,070

Long-term debt
As reported	$1,124,530	$1,136,121	$1,205,548
As restated	$1,125,465	$1,134,963	$1,205,833

Accrued expenses and other liabilities
As reported	$39,504	$30,197	$49,280
As restated	$39,566	$30,197	$49,280

Retained earnings
As reported	$191,929	$160,385	$182,414
As restated	$191,226	$158,207	$184,069

Total stockholders’ equity
As reported	$613,379	$344,470	$617,439
As restated	$611,537	$345,444	$618,423

Total liabilities and stockholders’ equity
As reported	$6,428,829	$5,268,743	$6,572,160
As restated	$6,424,682	$5,268,559	$6,571,416

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

(in thousands)	April 30, 2004
Assets:
Cash	$47,142
Short-term investments	64,544
Investment securities	564,964
Net loans	664,489
Other assets	72,201
Goodwill	248,296
Deposit-based intangible	12,829

Total assets acquired	$1,674,465

Liabilities:
Deposits	$1,022,271
Borrowings	300,308
Other liabilities	16,796

Total liabilities assumed	1,339,375

Net assets acquired	$335,090

The merger with Southern Financial resulted in the recognition of $261.1 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The results of operations from Southern Financial have been included in the Condensed Consolidated Financial Statements since the date of merger.

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$102,781	$—	$2,754	$100,027
Mortgage-backed securities	1,473,870	2,910	23,663	1,453,117
Municipal securities	12,568	302	—	12,870
Other debt securities	463,857	1,925	506	465,276

Total securities available for sale	2,053,076	5,137	26,923	2,031,290

Securities held to maturity:
Other debt securities	114,091	383	1,421	113,053

Total securities held to maturity	114,091	383	1,421	113,053

Total investment securities	$2,167,167	$5,520	$28,344	$2,144,343

December 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$118,018	$—	$3,637	$114,381
Mortgage-backed securities	1,647,047	10,754	11,523	1,646,278
Municipal securities	13,608	434	—	14,042
Other debt securities	411,169	1,020	495	411,694

Total securities available for sale	2,189,842	12,208	15,655	2,186,395

Securities held to maturity:
Other debt securities	114,671	482	686	114,467

Total securities held to maturity	114,671	482	686	114,467

Total investment securities	$2,304,513	$12,690	$16,341	$2,300,862

March 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$115,270	$1	$3,184	$112,087
Mortgage-backed securities	1,712,373	14,534	7,605	1,719,302
Municipal securities	16,412	851	—	17,263
Other debt securities	267,164	11,396	165	278,395

Total securities available for sale	$2,111,219	$26,782	$10,954	$2,127,047

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

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At March 31, 2005, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows.

For further details regarding investment securities at December 31, 2004, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation’s Form 10-K/A as of and for the year ended December 31, 2004.

NOTE 5—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	March 31, Restated 2005	December 31, 2004	March 31, 2004
Residential real estate:
Originated residential mortgage	$90,355	$100,909	$71,854
Home equity	745,996	705,126	536,244
Acquired residential	536,597	560,040	598,517
Other consumer:
Marine	431,381	436,262	461,200
Other	35,482	42,121	40,766

Total consumer	1,839,811	1,844,458	1,708,581

Commercial real estate:
Commercial mortgage	483,256	483,636	322,605
Residential construction	264,906	242,246	171,864
Commercial construction	282,092	279,347	219,287
Commercial business	671,110	710,193	407,599

Total commercial	1,701,364	1,715,422	1,121,355

Total loans	$3,541,175	$3,559,880	$2,829,936

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2005	2004
Balance at beginning of period	$46,169	$35,539
Provision for loan losses	1,575	2,391
Less loans charged-off, net of recoveries:
Originated residential mortgage and home equity	12	9
Acquired residential	628	1,236
Marine and other consumer	(10)	252
Commercial business	1,475	307

Net charge-offs	2,105	1,804

Balance at end of period	$45,639	$36,126

NOTE 7—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2005.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2004	$256,863	$(622)	$256,241
Adjustment of intangible related to 2004 merger	(268)	—	(268)

Balance at March 31, 2005	$256,595	$(622)	$255,973

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2004	$15,429	$(2,780)	$12,649
Amortization expense	—	(482)	(482)

Balance at March 31, 2005	$15,429	$(3,262)	$12,167

NOTE 8—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	March 31, Restated 2005	December 31, Restated 2004	March 31, Restated 2004
Interest-bearing deposits:
Interest-bearing demand	$531,382	$531,622	$482,620
Money market	580,038	525,744	465,678
Savings	760,165	743,937	731,248
Direct time certificates of deposit	793,000	812,904	665,001
Brokered certificates of deposit	387,535	353,863	211,006

Total interest-bearing deposits	3,052,120	2,968,070	2,555,553
Noninterest-bearing deposits	876,766	811,917	646,765

Total deposits	$3,928,886	$3,779,987	$3,202,318

NOTE 9—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	March 31, 2005	December 31, 2004	March 31, 2004
Securities sold under repurchase agreements	$412,071	$396,263	$273,561
Federal funds purchased	140,000	329,500	140,000
Federal Home Loan Bank advances - variable rate	165,000	190,000	140,000
Other short-term borrowings	2,157	2,130	2,076

Total short-term borrowings	$719,228	$917,893	$555,637

NOTE 10—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	March 31, Restated 2005	December 31, Restated 2004	March 31, Restated 2004
Federal Home Loan Bank advances - fixed rate	$163,228	$169,833	$127,038
Federal Home Loan Bank advances - variable rate	800,000	834,555	810,000
Junior Subordinated Debentures	142,237	173,320	144,567
Term repurchase agreements	20,000	28,125	53,358

Total long-term debt	$1,125,465	$1,205,833	$1,134,963

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $1.1 million and $956 thousand for the three months ended March 31, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive income (loss). For three months ending March 31, 2005, the Corporation recorded an increase in the fair value of derivatives of $1.3 million compared to a decline of $1.6 million for the same period in 2004, net of taxes, in accumulated other comprehensive income (loss) to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive income (loss) are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2005 and 2004, the Corporation had no ineffective hedges.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. For the three months ended March 31, 2005 and 2004, the Corporation recorded a pre-tax loss of $3.8 million and a pre-tax loss of $3.8 million, respectively, to reflect the increase or decrease in value of the non-designated interest rate swaps for the quarter.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
March 31, 2005 Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,586	$1,585
Pay fixed/receive variable	Hedge loan rate risk	55,985	1,255	1,157
Interest rate caps/corridors	Hedge borrowing cost	300,000	3,008	3,008

Total designated derivatives		450,985	5,849	5,750

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$30,000	$738	$737
Receive fixed/pay variable		368,500	5,347	(1,313)

Total non-designated derivatives		398,500	6,085	(576)

Total derivatives		$849,485	$11,934	$5,174

December 31, 2004 Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$682	$682
Pay fixed/receive variable	Hedge loan rate risk	59,776	—	(167)
Interest rate caps/corridors	Hedge borrowing cost	300,000	2,778	2,778

Total designated derivatives		454,776	3,460	3,293

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$150,000	$845	$845
Receive fixed/pay variable		357,500	5,506	3,655

Total non-designated derivatives		507,500	6,351	4,500

Total derivatives		$962,276	$9,811	$7,793

March 31, 2004 Restated
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$230,000	$—	$(2,445)
Pay fixed/receive variable	Hedge loan rate risk	47,438	—	(956)
Interest rate caps/corridors	Hedge borrowing cost	400,000	4,215	4,215

Total designated derivatives		677,438	4,215	814

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$280,000	$—	$(5,642)
Receive fixed/pay variable		70,000	8,597	8,597

Total non-designated derivatives		350,000	8,597	2,955

Total derivatives		$1,027,438	$12,812	$3,769

NOTE 12—OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	March 31, 2005
Commercial business and real estate	$773,919
Consumer revolving credit	544,030
Residential mortgage credit	23,756
Performance standby letters of credit	103,035
Commercial letters of credit	1,262

Total loan commitments	$1,446,002

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 13—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2005	2004
Net gains (losses):
Securities sales	$(876)	$954
Asset sales	151	(138)
Debt extinguishment	(51)	—

Net gains (losses)	$(776)	$816

NOTE 14—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	Restated 2005	Restated 2004
Qualifying net income	$15,750	$10,697
Basic EPS shares	33,029	24,664
Basic EPS	$0.48	$0.43
Dilutive shares	691	686
Diluted EPS shares	33,720	25,350
Diluted EPS	$0.47	$0.42
Antidilutive shares	2	205

NOTE 15—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	Restated 2005	Restated 2004
Net income	$15,750	$10,697
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	1,934	(2,494)
Net unrealized holding gains (losses) on debt securities	(19,561)	21,447
Less reclassification adjustment for gains (losses) realized in net income	(757)	954

Other comprehensive income (loss) before tax	(16,870)	17,999
Related income tax expense (benefit)	(5,905)	6,299

Other comprehensive income (loss) after tax	(10,965)	11,700

Comprehensive income	$4,785	$22,397

NOTE 16—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
(in thousands)	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004	2005	2004
Service cost—benefits earned during the period	$304	$293	$39	$26	$75	$33
Interest cost on projected benefit obligation	387	374	27	18	209	91
Expected return on plan assets	(445)	(430)	—	—	—	—
Net amortization and deferral of loss	50	48	13	9	88	38

Subtotal	296	285	79	53	372	162
Reversal of liability	—	—	(1,641)	—	—	—

Net pension cost included in employee benefits expense	$296	$285	$(1,562)	$53	$372	$162

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

No contributions were made to the qualified pension plan in the months ended March 31, 2005. The minimum required contribution in 2005 for the qualified plan is estimated to be zero. At Mach 31, 2005, the maximum deductible contribution under the Internal Revenue Code was $4.9 million. The decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2005 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation contribute the minimum required amount in 2005, which is equal to the benefits paid under the plans.

NOTE 17—BUSINESS SEGMENT INFORMATION

The	table below summarizes results by each business segment for the periods indicate

Three Months Ended March 31, (in thousands)	Restated 2005			Total	Restated 2004			Total
	Commercial Banking	Consumer Banking	Treasury and Administration		Commercial Banking	Consumer Banking	Treasury and Administration
Net interest income	$14,847	$26,205	$7,664	$48,716	$9,543	$20,485	$10,891	$40,919
Provision for loan losses	1,515	(52)	112	1,575	307	262	1,822	2,391

Net interest income after provision for loan losses	13,332	26,257	7,552	47,141	9,236	20,223	9,069	38,528
Non-interest income	3,550	21,227	(1,733)	23,044	2,844	20,069	(5,216)	17,697
Non-interest expense	5,705	35,139	6,630	47,474	4,392	30,154	6,064	40,610

Income (loss) before income taxes	11,177	12,345	(811)	22,711	7,688	10,138	(2,211)	15,615
Income tax expense (benefit)	3,425	3,784	(248)	6,961	2,421	3,193	(696)	4,918

Net income (loss)	$7,752	$8,561	$(563)	$15,750	$5,267	$6,945	$(1,515)	$10,697

Total Assets	$1,636,519	$3,067,711	$1,720,452	$6,424,682	$1,119,606	$2,595,666	$1,553,287	$5,268,559

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

Provident’s key business strategies provide it with a unique opportunity in its marketplace. An overview of these strategies are discussed below:

•	Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its footprint. The Bank seeks to provide the service of a small institution combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 60 in-store branches throughout its footprint reinforce its right size strategy through convenient locations, hours and full line of products and services. Provident currently has 149 branches concentrated in the Baltimore-Washington corridor and beyond to Richmond, Virginia. Of the 149 banking offices, 44% are located in the Baltimore metropolitan region and 56% are located in the metro Washington and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 242 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

•	Grow and deepen consumer and small business relationships in Maryland and Virginia. Consumer banking continues to be an important component of the Bank’s business strategy. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients.

•	Grow and deepen commercial and real estate relationships in Maryland and Virginia. Commercial banking is the other key component to the Corporation’s regional presence in its market area. The Commercial Banking group provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of loan officers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services. The Bank’s increased commercial loan and deposit portfolios reflect the benefits derived from Southern Financial’s focus on commercial banking in Virginia.

•	Move from a product driven organization to a customer relationship focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-sell and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategy will be centered on the right size bank commitment - providing the service of a small institution combined with the convenience and wide array of products and services that a strong regional bank offers.

•	Create a high performance culture that focuses on employee development and retention. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Their development is viewed as a critical part of executing its strategy as the right size bank and transforming the Company’s sales culture. The focus is on the employee’s development and their approach with Provident’s customers.

RESTATEMENT OF PREVIOUSLY REPORTED RESULTS OF OPERATIONS

On November 7, 2005, management of Provident Bankshares Corporation (“Provident” or the “Corporation”) determined that Provident’s financial statements for the quarters ended June 30, 2005 and March 31, 2005, should no longer be relied upon as a result of the accounting treatment applied by Provident to interest rate swaps associated with Provident’s interest rate risk hedging program. Subsequently, management made a similar determination with respect to the financial statements for the year ended December 31, 2004.

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposits (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the

FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. Certain current year amounts in the unaudited Condensed Consolidated Statements of Condition have been reclassified to conform to the presentation used for subsequent periods. These reclassifications have no effect on stockholders’ equity or net income.

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

Elimination of hedge accounting reverses fair value adjustments made on the brokered CDs so that they are carried at par, net of the unamortized balance of the CD broker placement fee. The net swap interest rate payments were reclassified from an adjustment to interest expense on the brokered CDs to non-interest income. The CD broker placement fees, which were incorporated into the swap, adjusted the par amount of the brokered CDs and will be amortized through the maturity date of the related CDs as an adjustment to the rate paid. The interest expense on the FHLB Borrowings was treated in a manner similar to the CD interest expense. Hedge accounting for cash flow hedges allows a company to record the effective portion of the hedge into other comprehensive income, net of tax. Elimination of the hedge accounting reversed the fair value adjustments recorded to OCI and recorded the fair value adjustment directly to non-interest income in the Condensed Consolidated Statements of Income.

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

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three months ended March 31, 2005 and March 31, 2004 reflect these adjustments. The three months ended amounts reflect the impact of restating the first quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation (“the Corporation”) and its subsidiaries for the periods indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes as well as the other information herein.

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

Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the unaudited Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued balance sheet transition towards growing loans and deposits in the Bank’s business segments. The Bank’s commitment to its business strategies in the key markets of Baltimore, Washington and Richmond, coupled with the impact of the Southern Financial merger, led to increases in average loans and deposits of 26% and 23%, respectively, over the first quarter of 2004. The April 30, 2004 strategic merger with Southern Financial Bancorp, Inc. added 30 branches in the Northern Virginia, Richmond, Charlottesville and Washington D.C. areas. At March 31, 2005, total assets were $6.4 billion as compared to $6.6 billion at December 31, 2004. The basis for financial comparison for the first quarter of 2005 includes the impact of the Southern Financial merger.

Lending

Total average loan balances increased to $3.5 billion in first quarter 2005, an increase of $733 million, or 26%, from first quarter 2004 (“prior year quarter”). While commercial loans acquired with the Southern Financial merger contributed to the increase, organic loan production from existing Provident units continued to grow at a double digit pace. The following table summarizes the composition of the Bank’s average loans for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,		$ Variance	% Variance
	2005	2004
Residential real estate:
Originated residential mortgage	$97,550	$74,932	$22,618	30.2%
Home equity	724,721	519,019	205,702	39.6
Acquired residential	542,295	604,064	(61,769)	(10.2)
Other consumer:
Marine	432,891	463,706	(30,815)	(6.6)
Other	38,250	44,361	(6,111)	(13.8)

Total consumer	1,835,707	1,706,082	129,625	7.6

Commercial real estate:
Commercial mortgage	484,661	321,943	162,718	50.5
Residential construction	259,940	169,767	90,173	53.1
Commercial construction	281,705	216,648	65,057	30.0
Commercial business	680,837	395,614	285,223	72.1

Total commercial	1,707,143	1,103,972	603,171	54.6

Total loans	$3,542,850	$2,810,054	$732,796	26.1

Provident’s expanded presence in the Washington and Richmond metropolitan regions was the primary contributor to the achievement of the 26% growth in average loans. The average loan growth of $733 million in the last twelve months is comprised of $130 million, or 8%, in consumer loans and $603 million, or 55%, in commercial loans. The result is a balanced mix of revenue sources between the two business segments with $1.8 billion, or 52%, in consumer loans, and $1.7 billion, or 48%, in commercial loans. Geographically, average loan balances of $1.3 billion originated in the Washington and Richmond metropolitan regions were more than twice the level in first quarter 2004 and represented 36% of total average loans in first quarter 2005. This growth emphasizes the Corporation’s commitment to the Virginia market as well as the benefits of the merger.

Consumer banking continues to be an important component of the Bank’s business strategy. Average consumer loan balances increased $130 million, or 8%, over the prior year quarter. Home equity loans averaged $725 million, and increased 40% over the prior year. The strong growth in home equity lending was partially offset by managed declines in marine loans and purchased residential loans totaling $93 million. This shift indicates the Bank’s focus on its key business segments. Average residential mortgage loans also increased $23 million over the prior year quarter as a result of loans acquired from Southern Financial.

Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average commercial and real estate loans increased 72% and 45%, respectively. Commercial mortgage loans and commercial and residential construction loans each posted increases during the quarter. The increase in the commercial loan portfolios over the 2004 first quarter also reflects the benefits derived from Southern Financial’s focus on commercial banking in Virginia.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	March 31, 2005	December 31, 2004
Non-Performing Assets:
Originated residential mortgage	$1,230	$1,934
Home equity	275	103
Acquired residential	8,900	8,393
Other consumer	—	147
Commercial mortgage	1,598	1,612
Residential real estate contstruction	—	—
Commercial real estate construction	195	1,063
Commercial business	11,008	12,461

Total non-accrual loans	23,206	25,713
Total renegotiated loans	—	—

Total non-performing loans	23,206	25,713
Total other assets and real estate owned	1,578	1,616

Total non-performing assets	$24,784	$27,329

90-Day Delinquencies:
Originated residential mortgage	$3,315	$5,442
Home equity	348	126
Acquired residential	4,834	3,655
Other consumer	1,033	1,108
Commercial business	1,244	1,883

Total 90-day delinquencies	$10,774	$12,214

Asset Quality Ratios:
Non-performing loans to loans	0.66%	0.72%
Non-performing assets to loans	0.70%	0.77%
Allowance for loan losses to loans	1.29%	1.30%
Net charge-offs in quarter to average loans	0.24%	0.28%
Allowance for loan losses to non-performing loans	196.67%	179.56%

Credit conditions in first quarter 2005 reflect continuation of the asset quality within the Corporation’s loan portfolios. Non-performing assets were $24.8 million at March 31, 2005, a decline of $2.5 million from the level at December 31, 2004. The decline in non-performing assets was due to the resolution of non-performing commercial business and commercial real estate construction loans during the quarter. Non-performing commercial business loans include $1.3 million of loans that have U.S. government guarantees.

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

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance
(dollars in thousands)	2005	2004
Transaction accounts:
Noninterest-bearing	$791,747	$567,530	$224,217	39.5%
Interest-bearing	520,013	449,735	70,278	15.6
Savings/money market:
Savings	749,080	715,265	33,815	4.7
Money market	533,176	467,537	65,639	14.0
Certificates of deposit:
Direct	798,065	652,280	145,785	22.4
Brokered	373,809	218,863	154,946	70.8

Total deposits	$3,765,890	$3,071,210	$694,680	22.6

Deposits by source:
Consumer	$2,660,397	$2,358,903	$301,494	12.8
Commercial	731,684	493,444	238,240	48.3
Brokered	373,809	218,863	154,946	70.8

Total deposits	$3,765,890	$3,071,210	$694,680	22.6

Average deposits increased $695 million, or 23%, in first quarter 2005 over the same quarter last year. Demand accounts represented the largest increase of $294 million, or 29%. Average money market, savings, and time deposits accounts represented the remaining increase over the prior year’s quarter. Average brokered deposits also increased over the 2004 first quarter, driven by an increase in callable brokered deposits acquired in the merger, as well as brokered deposits issued during the year as a less expensive alternative to borrowing.

Provident’s Virginia franchise continues to be a significant component of its business focus. For the quarter, consumer and commercial deposits in the Washington metropolitan and Virginia markets increased 54% and 104%, respectively, representing increases in all deposit categories. The 30 branches added from the Southern Financial merger facilitated the growth in deposits for the year. The Virginia franchise has grown to 83 branches, or 56% of total branches, in the key metropolitan markets of Washington and Richmond.

Total average consumer deposits increased 13% in first quarter 2005 over first quarter 2004. Average consumer demand account balances increased 18%, from $670 million in the 2004 first quarter, to $793 million in 2005. Average consumer certificates of deposit increased 18% and average consumer money market and savings deposits increased 6% over the prior year quarter. Commercial deposits increased 48% over the prior year quarter with average demand account balances, money market balances and certificates of deposit representing the areas of growth. The increase in the commercial deposit portfolios over the 2004 first quarter also reflects the benefits derived from Southern Financial’s focus on commercial banking in Virginia.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization.

At March 31, 2005, the investment securities portfolio was $2.1 billion, or 33% of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk, as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

To achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”) and other debt securities, which include corporate bonds and asset-backed securities (“ABS”). At March 31, 2005, 68% of the investment portfolio was invested in MBS. The allocation to floating rate ABS and corporate bonds was increased to 22%, in anticipation of rising short-term interest rates. The ABS portfolio, representing 20% of the total portfolio, consists predominately of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury, Agency, and municipal securities.

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

Average borrowings increased $207 million in first quarter 2005 from first quarter 2004. Average repo balances increased $149 million, representing commercial customer cash management products. Average trust preferred balances increased $23 million due to trust preferred securities acquired as part of the merger. Average fed funds decreased $27 million, reflecting management’s intentions to match fund more of the Bank’s prime-based loan portfolio with these borrowings. Average FHLB borrowings increased $92 million; offsetting runoff of higher cost pre-merger brokered CDs. During first quarter 2005, the Bank restructured $36 million of debt, extinguishing FHLB borrowings. A loss of $51 thousand was incurred in connection with the transactions.

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

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2005, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable in an efficient market.

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

(in thousands)	Restated Contractual Payments Due by Period
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$13,266	$23,488	$18,910	$30,842	$86,506
Long-term debt	365,128	493,173	111,977	155,187	1,125,465

Total	$378,394	$516,661	$130,887	$186,029	$1,211,971

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

(in thousands)	March 31, 2005
Commercial business and real estate	$773,919
Consumer revolving credit	544,030
Residential mortgage credit	23,756
Performance standby letters of credit	103,035
Commercial letters of credit	1,262

Total loan commitments	$1,446,002

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

Interest Rate Scenario	At March 31, 2005 Projected Percentage Change in Net Interest Income	At December 31, 2004 Projected Percentage Change in Net Interest Income
-100 basis points	-4.0%	-3.4%
No change	—	—
+100 basis points	+3.0%	+1.4%
+200 basis points	+4.0%	+1.6%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 4.1% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. The Corporation increased its asset sensitivity position slightly from year-end 2004 by replacing fixed rate mortgage backed securities with floating rate ABS.

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

Capital Resources

Total stockholders’ equity was $611.5 million at March 31, 2005, a decline of $6.9 million from December 31, 2004. The change in stockholders’ equity for the period was attributable to $15.8 million in earnings that was more than offset by dividends paid of $8.6 million and a decrease of $11.0 million in net accumulated other comprehensive income (loss). Net accumulated other comprehensive income (loss) decreased due primarily to a decrease in market value of available for sale securities. Capital was also reduced by $4.7 million from the repurchase of 136,324 shares of the Corporation’s common stock at an average price of $34.77. The Corporation is authorized to repurchase an additional 472,891 shares under its stock repurchase program.

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

(dollars in thousands)	March 31, Restated 2005	December 31, Restated 2004
Total equity capital per consolidated financial statements	$611,537	$618,423
Qualifying trust preferred securities	134,000	164,000
Minimum pension liablity	(1,365)	(1,365)
Accumulated other comprehensive loss	12,600	1,635

Adjusted capital	756,772	782,693
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(268,315)	(269,078)

Total tier 1 capital	488,457	513,615

Adjustments for tier 2 capital:
Allowance for loan losses	45,639	46,169
Allowance for letter of credit losses	514	474

Total tier 2 capital adjustments	46,153	46,643

Total regulatory capital	$534,610	$560,258

Risk-weighted assets	$4,344,894	$4,346,229
Quarterly regulatory average assets	6,171,886	6,198,284

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	7.91%	8.29%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.24	11.82	4.00	6.00
Total regulatory capital to risk-weighted assets	12.30	12.89	8.00	10.00

On April 30, 2004, as a result of the Southern Financial merger, regulatory capital increased as a result of the $251 million of equity capital issued as part of the merger transaction, the inclusion of $23 million of Southern Financial’s Junior Subordinated Debentures and the increased allowance for loan losses. These additions were partially offset by the $261 million of additional goodwill and other intangible assets arising from the merger that are deducted from regulatory capital.

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005.

RESULTS OF OPERATIONS

DISCUSSION AND RECONCILIATION OF NET INCOME AND OPERATING INCOME

As a result of the restatement, management has included a reconciliation of net income and operating income. Although “operating income” is not a measure of performance calculated in accordance with GAAP, the Corporation believes that operating income measures are important because they provide readers with a more meaningful presentation of the Corporation’s core results of operations from period to period. The Corporation calculates operating income by adding or subtracting, as the case may be, income gains and losses on sales of securities and gains and losses associated with corrections to the Corporation’s derivative accounting method as described in Note 2 to the Condensed Consolidated Financial Statements (which are included in the net income measures) because the Corporation believes those items are not reflective of the Corporation’s core results of operations. The Corporation believes that operating income measures are useful to investors seeking to evaluate its operating performance and to compare its performance with other companies in the banking industry that also report operating income. Operating income should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data prepared in accordance with GAAP. Moreover, the manner in which the Corporation calculates operating income may differ from that of other companies reporting measures with similar names. A reconciliation of the Corporation’s net income and operating income for the three months ended March 31, 2005 and March 31, 2004 follows below:

For Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
(dollars in thousands)	Restated 2005	Restated 2004
Net income	$15,750	$10,697
Gains (losses) net of tax:
Net gains (losses)	(776)	816
Net derivative losses on swaps	(3,820)	(3,752)
Tax effect	1,409	925

Total losses net of tax	(3,187)	(2,011)

Operating net income	$18,937	$12,708

Non-interest income	$23,044	$17,697
Gains (losses):
Net gains (losses)	(776)	816
Net derivative losses on swaps	(3,820)	(3,752)

Total losses net of tax	(4,596)	(2,936)

Operating non-interest income	$27,640	$20,633

Return on assets	0.99%	0.82%
Total losses net of tax	(0.21)	(0.16)

Operating return on assets	1.20%	0.98%

Return on equity	10.33%	12.98%
Total losses net of tax	(2.09)	(2.44)

Operating return on equity	12.42%	15.42%

Return on common equity	10.31%	12.94%
Total losses net of tax	(2.08)	(2.44)

Operating return on common equity	12.39%	15.38%

Overview

Provident’s continued focus on financial fundamentals produced strong results for the quarter. The Corporation recorded net income of $15.8 million or $0.47 per diluted share in the quarter ended March 31, 2005 compared to $10.7 million and $0.42 per diluted share in first quarter 2004, representing increases over first quarter 2004 of 47% and 12%, respectively. Operating results from the merger with Southern Financial have been included for the entire first quarter 2005.

Return on assets and return on common equity was 0.99% and 10.31%, respectively at March 31, 2005 compared to 0.82% and 12.94%, respectively, at March 31, 2004. The Corporation’s key performance measurements such as operating return on assets and operating return on common equity were 1.20% and 12.39% respectively, in the quarter ended March 31, 2005 compared to 0.98% and 15.38%, respectively over the prior year quarter.

Solid loan growth in key business segments and the effects of the Southern Financial merger augmented first quarter results. Improved earnings included an increase of $7.8 million in the net interest margin, a $0.8 million decrease in the provision for loan losses and a $5.3 million increase in non-interest income, which were partially offset by a $6.9 million increase in non-interest expense and a $2.0 million increase in income tax expense, resulting in a $5.1 million increase in net income from first quarter 2004.

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

Condensed Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended March 31, 2005 and 2004

	Three Months Ended Restated March 31, 2005			Three Months Ended Restated March 31, 2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$639,845	$9,485	6.01%	$678,996	$10,318	6.11%
Home equity	724,721	9,352	5.23	519,019	6,132	4.75
Marine	432,891	5,583	5.23	463,706	6,047	5.24
Other consumer	38,250	771	8.17	44,361	870	7.89
Commercial mortgage	484,661	7,172	6.00	321,943	4,340	5.42
Residential construction	259,940	3,886	6.06	169,767	2,026	4.80
Commercial construction	281,705	3,914	5.63	216,648	2,015	3.74
Commercial business	680,837	10,529	6.27	395,614	5,420	5.51

Total loans	3,542,850	50,692	5.80	2,810,054	37,168	5.32

Loans held for sale	6,093	88	5.86	4,149	64	6.20
Short-term investments	8,671	43	2.01	1,592	2	0.51
Taxable investment securities	2,156,984	24,321	4.57	2,076,516	22,534	4.36
Tax-advantaged investment securities	12,995	231	7.21	16,799	298	7.13

Total investment securities	2,169,979	24,552	4.59	2,093,315	22,832	4.39

Total interest-earning assets	5,727,593	75,375	5.34	4,909,110	60,066	4.92

Less: allowance for loan losses	(46,051)			(35,576)
Cash and due from banks	127,760			118,671
Other assets	616,048			238,582

Total assets	$6,425,350			$5,230,787

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$1,053,189	2,208	0.85	$917,273	1,330	0.58
Savings deposits	749,080	540	0.29	715,265	510	0.29
Direct time deposits	798,065	4,476	2.27	652,280	3,322	2.05
Brokered time deposits	373,809	4,104	4.45	218,863	3,452	6.34
Short-term borrowings	837,946	4,473	2.16	670,194	1,578	0.95
Long-term debt	1,174,439	10,670	3.68	1,135,984	8,752	3.10

Total interest-bearing liabilities	4,986,528	26,471	2.15	4,309,859	18,944	1.77

Noninterest-bearing demand deposits	791,747			567,530
Other liabilities	27,336			20,974
Stockholders’ equity	619,739			332,424

Total liabilities and stockholders’ equity	$6,425,350			$5,230,787

Net interest-earning assets	$741,065			$599,251

Net interest income (tax-equivalent)		48,904			41,122
Less: tax-equivalent adjustment		(188)			(203)

Net interest income		$48,716			$40,919

Net yield on interest-earning assets			3.46%			3.37%

Condensed Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended March 31, 2005 and 2004

	Restated				Quarter to Quarter Income/Expense Variance Due to Change In
	Quarter to Quarter Increase/(Decrease)
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(39,151)	(5.8)%	$(833)	(8.1)%	$(184)	$(649)
Home equity	205,702	39.6	3,220	52.5	656	2,564
Marine	(30,815)	(6.6)	(464)	(7.7)	(18)	(446)
Other consumer	(6,111)	(13.8)	(99)	(11.4)	29	(128)
Commercial mortgage	162,718	50.5	2,832	65.3	494	2,338
Residential construction	90,173	53.1	1,860	91.8	616	1,244
Commercial construction	65,057	30.0	1,899	94.2	1,192	707
Commercial business	285,223	72.1	5,109	94.3	822	4,287

Total loans	732,796	26.1	13,524	36.4

Loans held for sale	1,944	46.9	24	37.5	(4)	28
Short-term investments	7,079	444.7	41	2,050.0	16	25
Taxable investment securities	80,468	3.9	1,787	7.9	986	801
Tax-advantaged investment securities	(3,804)	(22.6)	(67)	(22.5)	3	(70)

Total investment securities	76,664	3.7	1,720	7.5

Total interest-earning assets	818,483	16.7	15,309	25.5	5,150	10,159

Less: allowance for loan losses	(10,475)	29.4
Cash and due from banks	9,089	7.7
Other assets	377,466	158.2

Total assets	$1,194,563	22.8

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$135,916	14.8	878	66.0	663	215
Savings deposits	33,815	4.7	30	5.9	9	21
Direct time deposits	145,785	22.4	1,154	34.7	382	772
Brokered time deposits	154,946	70.8	652	18.9	(1,243)	1,895
Short-term borrowings	167,752	25.0	2,895	183.5	2,423	472
Long-term debt	38,455	3.4	1,918	21.9	1,627	291

Total interest-bearing liabilities	676,669	15.7	7,527	39.7	4,374	3,153

Noninterest-bearing demand deposits	224,217	39.5
Other liabilities	6,362	30.3
Stockholders’ equity	287,315	86.4

Total liabilities and stockholders’ equity	$1,194,563	22.8

Net interest-earning assets	$141,814	23.7

Net interest income (tax-equivalent)			7,782	18.9	$776	$7,006
Less: tax-equivalent adjustment			15	(7.4)

Net interest income			$7,797	19.1

The net interest margin, on a tax-equivalent basis, increased 9 basis points to 3.46% and was driven by continued solid growth in lending activities. Average loan growth of $733 million drove average earning assets up to $5.7 billion during the quarter. The yield on earning assets correspondingly increased as a result of the loan growth which more than offset the increase in funding costs. In addition, higher yielding investment securities were purchased with proceeds from sales of investment securities during the quarter.

Net interest income on a tax-equivalent basis was $48.9 million in first quarter 2005, compared to $41.1 million in first quarter 2004. Total interest income increased $15.3 million and total interest expense increased $7.5 million. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial’s assets and liabilities for first quarter 2005.

The yield on earning assets was 5.34% in first quarter 2005, a 42 basis point increase from 4.92% in first quarter 2004. A higher ratio of average loans to investment securities and the benefits derived from the addition of the Southern Financial loan portfolio resulted in the higher interest income.

The average rate paid on interest-bearing liabilities increased 38 basis points to 2.15% in first quarter 2005, from 1.77% in first quarter 2004. The decline in the average rate paid was primarily due to lower rate callable brokered CDs acquired in the merger that replaced higher rate brokered CDs that matured during the period. Interest expense benefited further from a $224 million increase in average noninterest-bearing deposit balances during the quarter.

The corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $287 thousand and interest expense increased by $429 thousand, for a total decrease of $716 thousand in net interest income relating to derivative transactions for the quarter ended March 31, 2005. Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

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

Non-Interest Income

Non-interest income grew 30% to $23.0 million, up from $17.7 million in the first quarter 2004. Operating non-interest income grew $7 million, or 34% from 2004. Deposit fee income increased 4%, reflecting increases in consumer and commercial deposit fees. Virtually all of the increase in consumer deposit fees was from the addition of the Southern Financial account base, as well as debit card fee income, which increased 39%. As with many of the Bank’s peers, consumer deposit fees are being negatively impacted by decreases in checking transactions and decreases in NSF activity during the quarter. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, increased $3.7 million from first quarter 2004, due to the addition of over $300 million of received fixed/pay variable swaps hedging brokered CDs, primarily acquired through the merger with Southern Financial. Other non-interest income also included $1.5 million of proceeds related to cash surrender value insurance policies maintained by the Corporation for the quarter ended March 31, 2005.

Net losses were $776 thousand in first quarter 2005, compared to net gains of $816 thousand in first quarter 2004. First quarter 2005 included investment/borrowing transactions that were focused on improving future interest yield performance. These transactions generated net losses of $876 thousand from the sales of securities and net losses of $51 thousand from the extinguishment of $36 million of FHLB borrowings. The proceeds from the sales were used to purchase investment securities at higher yields. The disposition of loans and foreclosed properties, which occur in the ordinary course of business, generated net gains of $151 thousand in 2005. Derivative losses increased $68 thousand over first quarter 2004.

Non-Interest Expense

Non-interest expense of $47.5 million for first quarter 2005 was $6.9 million higher than first quarter 2004. Of this increase, approximately $4.4 million was attributable to the Corporation’s expansion activities, including its merger with Southern Financial. The growth in non-interest expense, other than that which was impacted by expenses relating to expansion, was $2.5 million. Non-interest expense included the impact of $1.4 million in professional fees for services rendered in first quarter 2005 relating to 2004 compliance with the Sarbanes-Oxley Act of 2002. Also included in non-interest expense was a reduction of $1.6 million related to the termination of the Corporation’s postretirement benefits plan, which was communicated to participants in March 2005.

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

The Corporation recorded income tax expense of $7.0 million based on pre-tax income of $22.7 million, representing an effective tax rate of 30.65% in first quarter 2005. In first quarter 2004, the Corporation recorded a tax expense of $4.9 million on pre-tax income of $15.6 million, an effective tax rate of 31.5%. The effective tax rate declined due primarily to the impact of the Corporation’s increased investments in affordable housing credits and bank-owned life insurance and its proceeds, as well as a decrease in state income tax expense.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2004, see “Interest Sensitivity Management” and Note 15 to the Condensed Consolidated Financial Statements in the Corporation’s Form 10-K/A filed with the Securities and Exchange Commission on December 22, 2005. The market risk of the Corporation has not experienced any material changes as of March 31, 2005 from December 31, 2004. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2005.

Item 4. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). This evaluation included consideration of a deficiency in the disclosure controls and procedures relating to the accounting for derivatives. As a result of this deficiency (described in the paragraph below), errors occurred in the Corporation’s application of the “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to certain of its derivative securities. This is described in Note 2 of the unaudited condensed consolidated financial statements for the three month period ending March 31, 2005. The errors in the application of SFAS No. 133 resulted in the restatement of the Corporation’s financial statements at and for the quarters ended June 30, 2005 and March 31, 2005; and at and for the year ended December 31, 2004. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer concluded that a material weakness existed in the Corporation’s internal control over financial reporting and that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were not effective.

The Corporation’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. This material weakness has resulted in the restatement of the Company’s financial statements for the first two quarters of 2005 and for the year ended December 31, 2004. The financial statement impacts to the Unaudited Condensed Consolidated Financial Statements are described in Note 2.

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However due to the above-referenced deficiency, subsequent to March 31, 2005, the Corporation will redesignate its derivative financial instruments as hedges utilizing the “long haul” method of effectiveness testing, and as a result, will apply hedge accounting treatment for the derivatives for future periods. The Corporation is in the process of designing various modifications to its internal control over financial reporting for derivatives that it acquires in the future, including introducing the necessary documentation to achieve fair value and cash flow hedge accounting treatment for those derivatives.

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

The following table provides certain information with regard to shares repurchased by the Corporation in the first quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1 - January 31	136,324	$34.77	136,324	472,891
February 1 - February 28	—	—	—	472,891
March 1 - March 31	—	—	—	472,891

Total	136,324	$34.77	136,324	472,891

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders – None

Item 5. Other Information

The following disclosure would otherwise have been filed on Form 8-K under the heading: “Item 1.01. Entry into a Material Definitive Agreement”:

The Corporation has entered into change in control agreements with the following executive officers: Gary N. Geisel, Kevin G. Byrnes, Richard J. Oppitz and Dennis A. Starliper. These agreements, as modified on May 6, 2005, replace the former agreements between the executives and the Corporation and the Bank. As in the former agreements, following a change in control, if the executives are involuntarily terminated other than for just cause (as defined in the agreements) or if they terminate voluntarily under circumstances constituting constructive termination (as defined in the agreements), they become entitled to a cash payment equal to three times their average annual taxable compensation for the five (5) consecutive taxable years preceding their termination date, as reported on Box 1 of Form W-2, as well as continued life and medical insurance for thirty-six months following termination. As modified, however, the agreements exclude from the above definition of average annual compensation any taxable compensation realized upon the vesting of restricted stock and the exercise of stock options. The modified agreements also provide that the executives may resign for any reason within one year after a change in control and receive a sum equal to one half their base salary and continued life and medical coverage for six months (or the cash equivalent).

Item 6. Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

(10.1)	Form of Change in Control Agreement between Provident Bankshares Corporation and Gary N. Geisel, Kevin G. Byrnes, Richard J. Oppitz and Dennis A. Starliper (5)

(11.0)	Statement re: Computation of Per Share Earnings (4)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4)	Included in Note 14 to the Unaudited Condensed Consolidated Financial Statements.
(5)	Incorporated by reference from Registrant’s Quarterly Report on Form10-Q (File No. 0-16421) for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.

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