Form 10-Q/A
period 2005-06-30
PROVIDENT BANKSHARES CORP
filed 2005-12-22
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to Form 10-Q

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

At August 04, 2005, the Registrant had 32,912,014 shares of $1.00 par value common stock outstanding.

Explanatory Note

This Amendment to Form 10-Q (this “Amendment”) is being filed by Provident Bankshares Corporation (the “Corporation”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2005 (the “Initial Form 10-Q”). As previously reported in the Corporation’s Form 10-Q for the period ended September 30, 2005, this Amendment is required due to the restatement of financial statements included in the Initial Form 10-Q related to corrections of errors related to the Corporation’s accounting for derivatives under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”). As a result of errors in the application of the “short-cut method,” the Corporation was precluded from applying hedge accounting to various derivative instruments as described in Note 2. This Amendment restates unaudited Condensed Consolidated Financial Statements at and for the three and six months ended June 30, 2005 and 2004. For information regarding the restatement, see Note 2 to our unaudited Consolidated Financial Statements contained herein. This Amendment includes a restatement which changes Part I — Items 1, 2 and 4, including related changes to the disclosures in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” This Amendment also includes changes in “Controls and Procedures” to reflect management’s revised assessment of the Corporation’s disclosure controls and procedures as of June 30, 2005.

Except as otherwise specifically noted, all information contained herein is as of June 30, 2005 and does not reflect any events or changes that have occurred subsequent to that date. We are not required to and we have not updated any forward-looking statements previously included in the Initial Form 10-Q.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition - Unaudited

(dollars in thousands, except per share and share amounts)	June 30, Restated 2005	December 31, Restated 2004	June 30, Restated 2004
Assets:
Cash and due from banks	$150,487	$124,664	$179,624
Short-term investments	5,973	9,658	7,884
Mortgage loans held for sale	5,595	6,520	6,406
Securities available for sale	1,945,625	2,186,395	2,175,961
Securities held to maturity	112,449	114,671	—
Loans	3,623,791	3,559,880	3,519,519
Less allowance for loan losses	46,583	46,169	47,687

Net loans	3,577,208	3,513,711	3,471,832

Premises and equipment, net	63,770	63,413	70,457
Accrued interest receivable	28,935	28,669	27,936
Goodwill	256,190	256,241	247,776
Intangible assets	11,685	12,649	13,613
Other assets	249,198	254,825	222,036

Total assets	$6,407,115	$6,571,416	$6,423,525

Liabilities:
Deposits:
Noninterest-bearing	$931,421	$811,917	$924,096
Interest-bearing	3,104,284	2,968,070	3,206,835

Total deposits	4,035,705	3,779,987	4,130,931

Short-term borrowings	677,241	917,893	511,796
Long-term debt	1,032,334	1,205,833	1,169,707
Accrued expenses and other liabilities	34,496	49,280	29,305

Total liabilities	5,779,776	5,952,993	5,841,739

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,040,258, 40,870,602 and 40,649,190 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	41,040	40,871	40,649
Additional paid-in capital	556,753	552,671	547,089
Retained earnings	202,306	184,069	162,892
Net accumulated other comprehensive loss	(2,057)	(1,635)	(15,511)
Treasury stock at cost - 8,174,441, 7,768,217 and 7,651,317 shares at June 30, 2005, December 31, 2004 and June 30, 2004, respectively	(170,703)	(157,553)	(153,333)

Total stockholders’ equity	627,339	618,423	581,786

Total liabilities and stockholders’ equity	$6,407,115	$6,571,416	$6,423,525

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	Restated 2005	Restated 2004	Restated 2005	Restated 2004
Interest Income:
Loans, including fees	$52,514	$43,608	$103,018	$80,593
Investment securities	24,360	22,871	48,681	45,405
Tax-advantaged loans and securities	335	332	654	674
Short-term investments	64	48	107	50

Total interest income	77,273	66,859	152,460	126,722

Interest Expense:
Deposits	12,756	10,718	24,084	19,332
Short-term borrowings	4,819	1,365	9,292	2,943
Long-term debt	10,305	10,870	20,975	19,622

Total interest expense	27,880	22,953	54,351	41,897

Net interest income	49,393	43,906	98,109	84,825
Less provision for loan losses	2,222	1,530	3,797	3,922

Net interest income after provision for loan losses	47,171	42,376	94,312	80,903

Non-Interest Income:
Service charges on deposit accounts	21,761	21,052	41,110	39,583
Commissions and fees	1,314	1,142	2,524	2,366
Net gains (losses)	706	(7,877)	(70)	(7,061)
Net derivative gains on swaps	3,921	4,228	101	476
Net cash settlement on swaps	1,074	1,395	2,653	(739)
Other non-interest income	4,408	3,259	9,910	6,271

Total non-interest income	33,184	23,199	56,228	40,896

Non-Interest Expense:
Salaries and employee benefits	25,719	22,048	48,417	42,469
Occupancy expense, net	6,289	4,430	11,563	8,480
Furniture and equipment expense	3,612	3,471	7,076	6,614
External processing fees	5,125	6,066	10,322	11,361
Merger expenses	—	1,972	—	2,156
Other non-interest expense	10,212	8,174	21,053	15,690

Total non-interest expense	50,957	46,161	98,431	86,770

Income before income taxes	29,398	19,414	52,109	35,029
Income tax expense	9,421	6,491	16,382	11,409

Net income	$19,977	$12,923	$35,727	$23,620

Net Income Per Share Amounts:
Basic	$0.61	$0.43	$1.08	$0.86
Diluted	0.60	0.42	1.06	0.84

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
(in thousands)	Restated 2005	Restated 2004
Operating Activities:
Net income	$35,727	$23,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,080	15,440
Provision for loan losses	3,797	3,922
Provision for deferred income tax (benefit)	255	(3,771)
Net losses	70	7,061
Net derivative gains	(101)	(476)
Originated loans held for sale	(32,963)	(35,229)
Proceeds from sales of loans held for sale	34,167	34,025
Net decrease (increase) in accrued interest receivable and other assets	3,665	(2,570)
Net increase (decrease) in accrued expenses and other liabilities	(4,035)	94

Total adjustments	17,935	18,496

Net cash provided by operating activities	53,662	42,116

Investing Activities:
Principal collections and maturities of securities available for sale	173,995	253,864
Principal collections and maturities of securities held to maturity	1,026	—
Proceeds from sales of securities available for sale	263,383	816,335
Purchases of securities available for sale	(210,694)	(623,692)
Loan originations and purchases less principal collections	(67,946)	(64,811)
Net cash received from business acquisition	—	27,872
Purchases of premises and equipment	(6,477)	(7,146)

Net cash provided by investing activities	153,287	402,422

Financing Activities:
Net increase in deposits	256,082	28,713
Net decrease in short-term borrowings	(240,652)	(352,293)
Proceeds from long-term debt	30,000	99,987
Payments and maturities of long-term debt	(203,853)	(152,583)
Proceeds from issuance of stock	4,252	5,234
Purchase of treasury stock	(13,150)	—
Cash dividends paid on common stock	(17,490)	(14,273)

Net cash used by financing activities	(184,811)	(385,215)

Increase in cash and cash equivalents	22,138	59,323
Cash and cash equivalents at beginning of period	134,322	128,185

Cash and cash equivalents at end of period	$156,460	$187,508

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$36,074	$29,652
Income taxes paid	6,100	10,135
Stock issued for acquired company	—	251,363

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

June 30, 2005

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

Use of Estimates

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management evaluates estimates on an on-going basis, including those related to the allowance for loan losses, non-accrual loans, other real estate owned, goodwill and intangible assets, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, stock-based compensation, derivative positions, recourse liabilities, litigation and income taxes. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the unaudited Condensed Consolidated Financial Statements or in the notes to the unaudited Condensed Consolidated Financial Statements as included in the Corporation’s 2004 Annual Report on Form 10-K/A. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

Changes in Accounting Principles

In December 2003, the Accounting Standards Executive Committee (“AcSEC”) issued Statement of Position 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer” (“SOP 03-3”). SOP 03-3 is effective for loans acquired in fiscal years beginning after December 15, 2004. SOP03-3 addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities acquired in a transfer if those differences are attributable, at least in part, to credit quality. SOP 03-3 does not apply to loans originated by the Bank. The Corporation did not acquire any assets in 2005 that were within the scope of SOP 03-3.

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

Cash Flow Hedges – For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of Other Comprehensive Income (“OCI”) in Stockholder’s Equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives – Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Condensed Consolidated Statements of Income. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For hedges qualifying for “short-cut” treatment at inception, the ongoing effectiveness testing includes a review of the hedge and the hedged item to determine if the hedge continues to qualify for short-cut treatment. An assumption of no hedge ineffectiveness is allowed for derivatives qualifying for short-cut treatment. For all other derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	Restated 2005	Restated 2004	Restated 2005	Restated 2004
Net Income:
Net income as reported	$19,977	$12,923	$35,727	$23,620
Addition for total stock-based compensation expense included in reported net income, net of tax	522	—	551	—
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,021)	(320)	(1,528)	(570)

Pro forma net income	$19,478	$12,603	$34,750	$23,050

Basic Earnings Per Share:
As reported	$0.61	$0.43	$1.08	$0.86
Pro forma	0.59	0.42	1.05	0.84

Diluted Earnings Per Share:
As reported	$0.60	$0.42	$1.06	$0.84
Pro forma	0.58	0.41	1.03	0.82

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

The weighted average fair value of all of the options granted during the periods indicated have been estimated using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Dividend yield	3.39%	2.97%	3.49%	3.33%
Weighted average risk-free interest rate	3.74%	3.67%	4.29%	3.20%
Weighted average expected volatility	21.67%	23.81%	23.58%	25.86%
Weighted average expected life in years	5.50	7.00	5.50	7.00

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

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposits (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No.133 to the swaps associated with CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. In addition to the derivative accounting issues, the Corporation will also correct the accounting for severance pay relating to an executive separation agreement with an executive who departed from the Corporation as of June 30, 2005. Upon departure, the terms of the stock options for the executive were modified, which required a remeasurement of the intrinsic value of the options and a corresponding recognition of compensation expense, which had not been previously recognized.

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

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and June 30, 2004 reflect these adjustments. The six months ended amounts reflect the impact of restating the first and second quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments. The severance adjustment increased salaries and benefits costs in the second quarter of 2005 by $1.1 million.

The table below summarizes the restated periods:

(dollars in thousands, except per share data)	Three Months Ended March 31,		Three Months Ended June 30,		Six Months Ended June 30, 2005	Six Months Ended June 30, 2004	Year Ended December 31, 2004
	2005	2004	2005	2004
Net Income	$18,108	$12,875	$18,438	$10,500	$36,546	$23,375	$60,325
Impact of restated items, net:
Premium/Fee Amortization	(16)	37	(177)	(27)	(193)	10	197
Change in market value of derivatives	(2,342)	(2,215)	2,412	2,450	70	235	1,458
Salaries and employee benefits	—	—	(696)	—	(696)	—	—

Total increase (decrease) in Net Income	(2,358)	(2,178)	1,539	2,423	(819)	245	1,655

Total restated Net Income	$15,750	$10,697	$19,977	$12,923	$35,727	$23,620	$61,980

Basic earnings per share
As reported	$0.55	$0.52	$0.56	$0.35	$1.11	$0.85	$1.99
As restated	$0.48	$0.43	$0.61	$0.43	$1.08	$0.86	$2.05

Diluted earnings per share
As reported	$0.54	$0.51	$0.55	$0.34	$1.09	$0.83	$1.95
As restated	$0.47	$0.42	$0.60	$0.42	$1.06	$0.84	$2.00

Interest Income on loans, including fees
As reported	$50,565	$36,985	$52,514	$43,608	$103,018	$80,593	$177,961
As restated	$50,504	$36,985	$52,514	$43,608	$103,018	$80,593	$177,961

Interest Expense on deposits
As reported	$10,188	$8,614	$11,812	$9,544	$21,939	$18,158	$36,953
As restated	$11,328	$8,614	$12,756	$10,718	$24,084	$19,332	$41,235

Interest Expense on long-term debt
As reported	$10,266	$10,948	$9,887	$10,601	$20,153	$21,549	$41,686
As restated	$10,670	$8,752	$10,305	$10,870	$20,975	$19,622	$40,546

Salaries and employee benefits
As reported	$22,698	$20,421	$24,588	$22,048	$47,286	$42,469	$90,024
As restated	$22,698	$20,421	$25,719	$22,048	$48,417	$42,469	$90,024

Net cash settlement on swaps
As reported	$—	$—	$—	$—	$—	$—	$—
As restated	$1,579	$(2,134)	$1,074	$1,395	$2,653	$(739)	$3,469

Derivative gains(losses) on swaps
As reported	$—	$—	$—	$—	$—	$—	$—
As restated	$(3,820)	$(3,752)	$3,921	$4,228	$101	$476	$2,432

Loans
As reported	$3,546,286	$2,829,936	$3,623,791	$3,519,519	$3,623,791	$3,519,519	$3,559,880
As restated	$3,541,175	$2,829,936	$3,623,791	$3,519,519	$3,623,791	$3,519,519	$3,559,880

Other assets
As reported	$256,305	$141,008	$249,471	$221,563	$249,471	$221,563	$255,569
As restated	$257,269	$140,824	$249,198	$222,036	$249,198	$222,036	$254,825

Total assets
As reported	$6,428,829	$5,268,743	$6,407,388	$6,423,052	$6,407,388	$6,423,052	$6,572,160
As restated	$6,424,682	$5,268,559	$6,407,115	$6,423,525	$6,407,115	$6,423,525	$6,571,416

Noninterest-bearing deposits
As reported	$884,840	$646,765	$931,421	$924,096	$931,421	$924,096	$811,917
As restated	$876,766	$646,765	$931,421	$924,096	$931,421	$924,096	$811,917

Interest-bearing deposits
As reported	$3,047,348	$2,555,553	$3,106,407	$3,206,406	$3,106,407	$3,206,406	$2,970,083
As restated	$3,052,120	$2,555,553	$3,104,284	$3,206,835	$3,104,284	$3,206,835	$2,968,070

Long-term debt
As reported	$1,124,530	$1,136,121	$1,031,884	$1,168,572	$1,031,884	$1,168,572	$1,205,548
As restated	$1,125,465	$1,134,963	$1,032,334	$1,169,707	$1,032,334	$1,169,707	$1,205,833

Accrued expenses and other liabilities
As reported	$39,504	$30,197	$33,889	$29,305	$33,889	$29,305	$49,280
As restated	$39,566	$30,197	$34,496	$29,305	$34,496	$29,305	$49,280

Retained earnings
As reported	$191,929	$160,385	$201,470	$162,647	$201,470	$162,647	$182,414
As restated	$191,226	$158,207	$202,306	$162,892	$202,306	$162,892	$184,069

Total stockholders’ equity
As reported	$613,379	$344,470	$626,546	$582,877	$626,546	$582,877	$617,439
As restated	$611,537	$345,444	$627,339	$581,786	$627,339	$581,786	$618,423

Total liabilities and stockholders’ equity
As reported	$6,428,829	$5,268,743	$6,407,388	$6,423,052	$6,407,388	$6,423,052	$6,572,160
As restated	$6,424,682	$5,268,559	$6,407,115	$6,423,525	$6,407,115	$6,423,525	$6,571,416

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

(in thousands)	April 30, 2004
Assets:
Cash	$47,142
Short-term investments	64,544
Investment securities	565,014
Net loans	664,489
Other assets	71,836
Goodwill	248,513
Deposit-based intangible	12,829

Total assets acquired	$1,674,367

Liabilities:
Deposits	$1,022,271
Borrowings	300,308
Other liabilities	16,698

Total liabilities assumed	$1,339,277

Net assets acquired	$335,090

The merger with Southern Financial resulted in the recognition of $261.3 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill.

The results of operations from Southern Financial have been included in the Condensed Consolidated Financial Statements since the date of merger.

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$85,544	$—	$886	$84,658
Mortgage-backed securities	1,303,419	6,059	10,804	1,298,674
Municipal securities	12,555	264	—	12,819
Other debt securities	547,645	2,200	371	549,474

Total securities available for sale	1,949,163	8,523	12,061	1,945,625

Securities held to maturity:
Other debt securities	112,449	360	733	112,076

Total securities held to maturity	112,449	360	733	112,076

Total investment securities	$2,061,612	$8,883	$12,794	$2,057,701

December 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$118,018	$—	$3,637	$114,381
Mortgage-backed securities	1,647,047	10,754	11,523	1,646,278
Municipal securities	13,608	434	—	14,042
Other debt securities	411,169	1,020	495	411,694

Total securities available for sale	2,189,842	12,208	15,655	2,186,395

Securities held to maturity:
Other debt securities	114,671	482	686	114,467

Total securities held to maturity	114,671	482	686	114,467

Total investment securities	$2,304,513	$12,690	$16,341	$2,300,862

June 30, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$104,631	$—	$6,362	$98,269
Mortgage-backed securities	1,683,036	4,649	27,413	1,660,272
Municipal securities	16,416	587	—	17,003
Other debt securities	392,822	8,071	476	400,417

Total securities available for sale	$2,196,905	$13,307	$34,251	$2,175,961

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

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At June 30, 2005, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2004, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation’s Form 10-K/A as of and for the year ended December 31, 2004.

NOTE 5—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Residential real estate:
Originated residential mortgage	$81,345	$100,909	$123,216
Home equity	798,461	705,126	604,096
Acquired residential	489,506	560,040	625,857
Other consumer:
Marine	426,155	436,262	445,833
Other	33,677	42,121	51,595

Total consumer	1,829,144	1,844,458	1,850,597

Commercial real estate:
Commercial mortgage	491,768	483,636	492,856
Residential construction	320,918	242,246	217,138
Commercial construction	310,511	279,347	281,044
Commercial business	671,450	710,193	677,884

Total commercial	1,794,647	1,715,422	1,668,922

Total loans	$3,623,791	$3,559,880	$3,519,519

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Balance at beginning of period	$45,639	$36,126	$46,169	$35,539
Provision for loan losses	2,222	1,530	3,797	3,922
Allowance of acquired bank	—	12,085	—	12,085
Less loans charged-off, net of recoveries:
Originated residential mortgage and home equity	71	29	83	38
Acquired residential	55	1,234	683	2,470
Marine and other consumer	262	234	252	487
Commercial mortgage	—	207	—	207
Commercial construction	(67)		(67)
Commercial business	957	350	2,432	657

Net charge-offs	1,278	2,054	3,383	3,859

Balance at end of period	$46,583	$47,687	$46,583	$47,687

NOTE 7—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the six months ended June 30, 2005.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2004	$256,863	$(622)	$256,241
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(51)	—	(51)

Balance at June 30, 2005	$256,812	$(622)	$256,190

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2004	$15,429	$(2,780)	$12,649
Amortization expense	—	(964)	(964)

Balance at June 30, 2005	$15,429	$(3,744)	$11,685

NOTE 8—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	June 30, Restated 2005	December 31, Restated 2004	June 30, Restated 2004
Interest-bearing deposits:
Interest-bearing demand	$587,796	$531,622	$514,461
Money market	601,836	525,744	660,307
Savings	750,991	743,937	772,564
Direct time certificates of deposit	795,478	812,904	902,942
Brokered certificates of deposit	368,183	353,863	356,561

Total interest-bearing deposits	3,104,284	2,968,070	3,206,835
Noninterest-bearing deposits	931,421	811,917	924,096

Total deposits	$4,035,705	$3,779,987	$4,130,931

NOTE 9—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	June 30, 2005	December 31, 2004	June 30, 2004
Securities sold under repurchase agreements	$355,065	$396,263	$264,704
Federal funds purchased	180,000	329,500	245,000
Federal Home Loan Bank advances - variable rate	140,000	190,000	—
Other short-term borrowings	2,176	2,130	2,092

Total short-term borrowings	$677,241	$917,893	$511,796

NOTE 10—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	June 30, Restated 2005	December 31, Restated 2004	June 30, Restated 2004
Federal Home Loan Bank advances - fixed rate	$163,117	$169,833	$171,105
Federal Home Loan Bank advances - variable rate	715,000	834,555	780,699
Junior Subordinated Debentures	142,342	173,320	173,528
Term repurchase agreements	11,875	28,125	44,375

Total long-term debt	$1,032,334	$1,205,833	$1,169,707

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures issues to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures to Southern Trust I. The Junior Subordinated Debentures were callable beginning July 15, 2005.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $27 thousand and $1.1 million for the six months ended June 30, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative recorded in accumulated other comprehensive loss. For six months ending June 30, 2005, the Corporation recorded an increase in the fair value of derivatives of $269 thousand compared to an increase of $1.7 million for the same period in 2004, net of taxes, in accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ended June 30, 2005 and 2004, the Corporation had no ineffective hedges.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. For the three months ended June 30, 2005 and 2004, the Corporation recorded a pre-tax gain of $3.9 million and a pre-tax gain of $4.2 million, respectively, to reflect the increase or decrease in value of the non-designated interest rate swaps for the quarter. For the six months ended June 30, 2005 and 2004, the Corporation recorded a pre-tax gain of $101 thousand and a pre-tax gain of $476 thousand, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
June 30, 2005 Restated

Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,092	$1,091
Pay fixed/receive variable	Hedge loan rate risk	30,044	363	(198)
Receive fixed/pay variable	Hedge borrowing cost	57,900	173	171
Interest rate caps/corridors	Hedge borrowing cost	300,000	1,490	1,490

Total designated derivatives		482,944	3,118	2,554

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$60,000	$546	$(24)
Receive fixed/pay variable		368,500	5,641	3,287

Total non-designated derivatives		428,500	6,187	3,263

Total derivatives		$911,444	$9,305	$5,817

December 31, 2004 Restated

Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$682	$682
Pay fixed/receive variable	Hedge loan rate risk	59,776	—	(167)
Interest rate caps/corridors	Hedge borrowing cost	300,000	2,778	2,778

Total designated derivatives		454,776	3,460	3,293

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$150,000	$845	$845
Receive fixed/pay variable		357,500	5,506	3,655

Total non-designated derivatives		507,500	6,351	4,500

Total derivatives		$962,276	$9,811	$7,793

June 30, 2004 Restated

Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$185,000	$288	$288
Pay fixed/receive variable	Hedge loan rate risk	66,132	1,086	1,086
Interest rate caps/corridors	Hedge borrowing cost	300,000	5,955	5,955

Total designated derivatives		551,132	7,329	7,329

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		$165,000	$1,634	$1,634
Receive fixed/pay variable		217,500	—	(3,619)
Receive fixed/pay variable		70,000	5,411	5,411

Total non-designated derivatives		452,500	7,045	3,426

Total derivatives		$1,003,632	$14,374	$10,755

NOTE 12—OFF BALANCE SHEET RISK

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	June 30, 2005
Commercial business and real estate	$828,732
Consumer revolving credit	610,612
Residential mortgage credit	17,624
Performance standby letters of credit	97,576
Commercial letters of credit	315

Total loan commitments	$1,554,859

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

NOTE 13—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004
Net gains (losses):
Securities sales	$659	$(7,660)	$(217)	$(6,706)
Asset sales	47	(217)	198	(355)
Debt extinguishment	—	—	(51)	—

Net gains (losses)	$706	$(7,877)	$(70)	$(7,061)

NOTE 14—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	Restated 2005	Restated 2004	Restated 2005	Restated 2004
Net income	$19,977	$12,923	$35,727	$23,620
Basic EPS shares	32,939	30,264	32,984	27,466
Basic EPS	$0.61	$0.43	$1.08	$0.86
Dilutive shares	586	549	632	620
Diluted EPS shares	33,525	30,813	33,616	28,086
Diluted EPS	$0.60	$0.42	$1.06	$0.84
Antidilutive shares	863	453	434	451

NOTE 15—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	Restated 2005	Restated 2004	Restated 2005	Restated 2004
Net income	$19,977	$12,923	$35,727	$23,620
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	(1,518)	5,046	416	2,553
Net unrealized holding gains (losses) on debt securities	18,380	(44,431)	(1,181)	(22,984)
Less reclassification adjustment for gains (losses) realized in net income	641	(7,660)	(116)	(6,706)

Other comprehensive income (loss) before tax	16,221	(31,725)	(649)	(13,725)
Related income tax expense (benefit)	5,678	(11,103)	(227)	(4,803)

Other comprehensive income (loss) after tax	10,543	(20,622)	(422)	(8,922)

Comprehensive income (loss)	$30,520	$(7,699)	$35,305	$14,698

NOTE 16—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(in thousands)	2005	2004	2005	2004	2005	2004
Service cost - benefits earned during the period	$271	$292	$11	$26	$89	$37
Interest cost on projected benefit obligation	346	372	7	18	249	105
Expected return on plan assets	(398)	(428)	—	—	—	—
Net amortization and deferral of loss	44	48	3	8	105	45

Net pension cost included in employee benefits expense	$263	$284	$21	$52	$443	$187

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2005	2004	2005	2004	2005	2004
Service cost - benefits earned during the period	$575	$585	$50	$52	$164	$70
Interest cost on projected benefit obligation	733	746	34	36	458	196
Expected return on plan assets	(843)	(858)	—	—	—	—
Net amortization and deferral of loss	94	96	16	17	193	83

Subtotal	559	569	100	105	815	349
Reversal of liability	—	—	(1,641)	—	—	—

Net pension cost included in employee benefits expense	$559	$569	$(1,541)	$105	$815	$349

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

NOTE 17—BUSINESS SEGMENT INFORMATION

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended June 30,

	Restated 2005				Restated 2004
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$15,394	$27,603	$6,396	$49,393	$12,255	$20,618	$11,033	$43,906
Provision for loan losses	902	249	1,071	2,222	575	229	726	1,530

Net interest income after provision for loan losses	14,492	27,354	5,325	47,171	11,680	20,389	10,307	42,376
Non-interest income	3,426	23,664	6,094	33,184	3,279	22,211	(2,291)	23,199
Non-interest expense	5,664	37,754	7,539	50,957	4,478	31,119	10,564	46,161

Income (loss) before income taxes	12,254	13,264	3,880	29,398	10,481	11,481	(2,548)	19,414
Income tax expense (benefit)	3,941	4,267	1,213	9,421	3,497	3,849	(855)	6,491

Net income (loss)	$8,313	$8,997	$2,667	$19,977	$6,984	$7,632	$(1,693)	$12,923

Total Assets	$1,741,494	$3,085,079	$1,580,542	$6,407,115	$1,606,204	$3,188,755	$1,628,566	$6,423,525

Six Months Ended June 30,

	Restated 2005				Restated 2004
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$30,241	$53,808	$14,060	$98,109	$21,799	$41,103	$21,923	$84,825
Provision for loan losses	2,418	197	1,182	3,797	882	490	2,550	3,922

Net interest income after provision for loan losses	27,823	53,611	12,878	94,312	20,917	40,613	19,373	80,903
Non-interest income	6,976	44,891	4,361	56,228	6,123	42,280	(7,507)	40,896
Non-interest expense	11,370	72,892	14,169	98,431	8,871	61,273	16,626	86,770

Income (loss) before income taxes	23,429	25,610	3,070	52,109	18,169	21,620	(4,760)	35,029
Income tax expense (benefit)	7,366	8,051	965	16,382	5,918	7,042	(1,551)	11,409

Net income (loss)	$16,063	$17,559	$2,105	$35,727	$12,251	$14,578	$(3,209)	$23,620

Total Assets	$1,741,494	$3,085,079	$1,580,542	$6,407,115	$1,606,204	$3,188,755	$1,628,566	$6,423,525

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

As a result, the Corporation has restated the financial statements for quarters ended June 30, 2005 and March 31, 2005, and for the year ended December 31, 2004. The restatements are primarily the result of corrections of errors related to the Corporation’s accounting for derivatives under SFAS No. 133. Historically, Provident has entered into various interest rate swaps to hedge the interest rate risk inherent in certain of its brokered Certificates of Deposits (“CDs”), FHLB Borrowings (“FHLB Borrowings”) and Junior Subordinated Debentures (“Junior Subordinated Debentures”) (which are owned by trusts which issue trust preferred securities with identical terms to outside third parties). From the inception of hedge accounting, Provident has applied the “short-cut method” of fair value and cash flow hedge accounting under SFAS No. 133 to the swaps associated with CDs, FHLB Borrowings and Junior Subordinated Debentures transactions, allowing Provident to assume no hedge ineffectiveness for these derivatives. Provident has determined that the CD swaps, a portion of the FHLB swaps, and the swaps associated with the debt transaction did not qualify for the short-cut method in the first and second quarter of 2005 and for calendar year ended December 31, 2004. The CD swaps did not qualify for short-cut application because a related CD broker placement fee was determined (in retrospect) to be imbedded in the swap contracts, causing the swap to have a value other than zero at inception. A portion of the FHLB swaps did not qualify because the maturity of the swaps exceed the maturity of the FHLB Borrowings. Regarding the debt swaps, the swaps were documented as hedging the trust preferred securities, and were not redesignated as hedging the Junior Subordinated Debentures upon adoption of FIN 46R. As a result of these errors in the application of the short cut method, the Corporation is precluded from applying hedge accounting to these derivative instruments for these periods. The financial results beginning January 1, 2004 have therefore been restated for the affected derivatives and their related hedged items. In addition to the derivative accounting issues, the Corporation will also correct the accounting for severance pay relating to an executive separation agreement with an executive who departed from the Corporation as of June 30, 2005. Upon departure, the terms of the stock options for the executive were modified, which required a remeasurement of the intrinsic value of the options and a corresponding recognition of compensation expense, which had not been previously recognized.

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

Accordingly, the financial statements for first and second quarters of 2005 and the year ended December 31, 2004 have been restated to reflect the required accounting treatment. The Condensed Consolidated Statements of Income for the three and six months ended June 30, 2005 and June 30, 2004 reflect these adjustments. The six months ended amounts reflect the impact of restating the first and second quarters of 2005 and 2004. Adjustments to the Condensed Consolidated Statements of Income for amounts previously reported affect interest expense on deposits and long-term debt through the reversal of the swap income that offset interest expense on the brokered CDs, FHLB Borrowings and the Junior Subordinated Debentures, affect non-interest income for the fair value adjustments related to the associated swaps and affect the net cash settlements on the swaps, and affect the related tax impact of the respective adjustments. The severance adjustment increased salaries and benefits costs in the second quarter of 2005 by $1.1 million.

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

Lending

Total average loan balances increased to $3.6 billion in second quarter 2005, an increase of $282 million, or 9%, from second quarter 2004 (“prior year quarter”). The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2005	2004
Residential real estate:
Originated residential mortgage	$88,228	$108,155	$(19,927)	(18.4)%
Home equity	772,541	572,716	199,825	34.9
Acquired residential	515,747	625,145	(109,398)	(17.5)
Other consumer:
Marine	427,921	450,148	(22,227)	(4.9)
Other	34,847	49,193	(14,346)	(29.2)

Total consumer	1,839,284	1,805,357	33,927	1.9

Commercial real estate:
Commercial mortgage	478,535	429,279	49,256	11.5
Residential construction	287,238	204,964	82,274	40.1
Commercial construction	293,357	259,088	34,269	13.2
Commercial business	676,863	594,828	82,035	13.8

Total commercial	1,735,993	1,488,159	247,834	16.7

Total loans	$3,575,277	$3,293,516	$281,761	8.6

The 9% increase in average loans was driven by an increase of $200 million in average home equity loans that more than offset planned reductions in acquired residential and marine loans of $109 million and $22 million, respectively, and reductions in originated residential mortgage and other consumer loans of $20 million and $14 million, respectively. The home equity loan suite of products has been a key component of the Bank’s strategy to deepen its consumer relationships. This sales focus resulted in the $200 million, or 35%, increase in home equity average balances, continuing the growth of $185 million, or 48%, that occurred in second quarter 2004. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average commercial business and real estate loans increased 14% and 19%, respectively, compared to the 2004 quarter. All of the real estate categories, including commercial mortgage loans and commercial and residential construction loans, posted increases during the quarter, reflecting strong regional demand. The increase in the commercial loan portfolios over the 2004 second quarter also reflects the benefits derived from Southern Financial’s focus on commercial banking in Virginia. The result is a balanced mix of revenue sources between the two business segments with $1.8 billion, or 51%, in consumer loans, and $1.7 billion, or 49%, in commercial loans. Geographically, average loan balances of $1.3 billion originated in the Washington, D.C. and Richmond metropolitan regions represented 36% of total average loans in second quarter 2005.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	June 30, 2005	December 31, 2004
Non-Performing Assets:
Originated residential mortgage	$709	$1,934
Home equity	105	103
Acquired residential	8,449	8,393
Other consumer	146	147
Commercial mortgage	1,598	1,612
Commercial real estate construction	—	1,063
Commercial business	11,525	12,461

Total non-accrual loans	22,532	25,713
Total renegotiated loans	—	—

Total non-performing loans	22,532	25,713
Total other assets and real estate owned	1,676	1,616

Total non-performing assets	$24,208	$27,329

90-Day Delinquencies:
Originated residential mortgage	$2,557	$5,442
Home equity	365	126
Acquired residential	2,121	3,655
Other consumer	738	1,108
Commercial business	1,288	1,883

Total 90-day delinquencies	$7,069	$12,214

Asset Quality Ratios:
Non-performing loans to loans	0.62%	0.72%
Non-performing assets to loans	0.67%	0.77%
Allowance for loan losses to loans	1.29%	1.30%
Net charge-offs in quarter to average loans	0.14%	0.28%
Allowance for loan losses to non-performing loans	206.74%	179.56%

Credit conditions in second quarter 2005 reflect continuation of the asset quality within the Corporation’s loan portfolios. Non-performing assets were $24.2 million at June 30, 2005, a decline of $3.1 million from the level at December 31, 2004. The decline in non-performing assets was due to the resolution of non-performing commercial business, commercial real estate construction and originated residential loans during the quarter. Non-performing commercial business loans include $1.2 million of loans that have U.S. government guarantees.

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

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2005	2004
Transaction accounts:
Noninterest-bearing	$817,408	$752,198	$65,210	8.7%
Interest-bearing	578,274	504,110	74,164	14.7
Savings/money market:
Savings	760,314	771,270	(10,956)	(1.4)
Money market	596,023	600,844	(4,821)	(0.8)
Certificates of deposit:
Direct	788,218	852,525	(64,307)	(7.5)
Brokered	391,977	338,392	53,585	15.8

Total deposits	$3,932,214	$3,819,339	$112,875	3.0

Deposits by source:
Consumer	$2,720,895	$2,707,743	$13,152	0.5
Commercial	819,342	773,204	46,138	6.0
Brokered	391,977	338,392	53,585	15.8

Total deposits	$3,932,214	$3,819,339	$112,875	3.0

Average deposits increased $113 million, or 3%, in second quarter 2005 over the same quarter last year. Demand accounts represented the largest increase of $139 million, or 11%, over the prior year’s quarter. Average brokered deposits increased 15.8% over the 2004 second quarter, driven by an increase in callable brokered deposits acquired in the merger, as well as brokered deposits issued during the year as a less expensive alternative to borrowing.

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

At June 30, 2005, the investment securities portfolio was $2.1 billion, or 32% of total assets. The Bank’s investment portfolio declined $243 million from December 31, 2004 to June 30, 2005, reflecting management’s strategy to de-emphasize wholesale investments while growing originated loans. The reduction in balances occurred in the fixed rate mortgage-backed securities portfolio, which was reduced from $1.6 billion to $1.3 billion during 2005. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk, as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

To achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), corporate bonds and asset-backed securities (“ABS”). At June 30, 2005, 63% of the investment portfolio was invested in MBS. The allocation to floating rate ABS and corporate bonds was increased to 27%, in anticipation of rising short-term interest rates. The ABS portfolio, representing 26% of the total portfolio, consists predominately of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, singe or double ‘A’ rated home equity ABS, and U.S. Treasury, Agency, and municipal securities.

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

Treasury borrowings declined from December 2004 to June 2005, reflecting the transition of the Bank’s balance sheet from wholesale to core funding sources. Comparing monthly average balances, June 2005 borrowings declined $275 million from December 2004, from $2.09 billion to $1.82 billion. The reductions in balance were widespread: short-term borrowings declined $115 million, long-term borrowings were reduced $135 million, and management redeemed $30 million of trust preferred securities in the first half of 2005.

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

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2005, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable in an efficient market.

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

	Restated Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$12,880	$22,762	$19,413	$28,038	$83,093
Long-term debt	402,790	363,627	110,691	155,226	1,032,334

Total	$415,670	$386,389	$130,104	$183,264	$1,115,427

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

(in thousands)	June 30, 2005
Commercial business and real estate	$828,732
Consumer revolving credit	610,612
Residential mortgage credit	17,624
Performance standby letters of credit	97,576
Commercial letters of credit	315

Total loan commitments	$1,554,859

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

Interest Rate Scenario	At June 30, 2005 Projected Percentage Change in Net Interest Income	At December 31, 2004 Projected Percentage Change in Net Interest Income
-100 basis points	-4.80%	-3.40%
No change	—	—
+100 basis points	+1.60%	+1.40%
+200 basis points	+2.20%	+1.60%

The percentage changes displayed in the table above relate to the Corporation’s projected net interest income. Management’s intent is for derivative interest income to mitigate risk to the Corporation’s net interest income stemming from changes in interest rates. For comparison purposes, the projections above include all interest earned on derivatives in net interest income. (i.e. The analysis includes the interest income and expense relating to non-designated interest rate swaps that are classified in non-interest income as Net Cash Settlement on Swaps.)

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 4.9% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. Management pays close attention to the risk of continued flattening of the yield curve. Short-term interest rates, such as the Fed Funds rate, have increased approximately 225 basis points over the past year while long-term rates have declined. Further yield curve flattening may be possible, either through further increases in short-term rates, further decreases in long-term rates, or both. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and believes this risk is minor under most yield curve flattening scenarios.

Management employs the investment, purchased funds, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve flattening risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $600 million of the investment portfolio reprices semiannually or more frequently. In the purchase funds portfolio, over $300 million of funds reset their rates with long-term interest rates, such as the 10 year constant maturity swap rate, to protect net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $611 million of interest rates swaps were in force to reduce interest rate risk, and $300 million of interest rate caps were employed specifically to protect against rising interest rates.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience, therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality was presented on page 28.

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

Capital Resources

Total stockholders’ equity was $627 million at June 30, 2005, an increase of $8.9 million from December 31, 2004. The change in stockholders’ equity for the period was attributable to $35.7 million in earnings that was partially offset by dividends paid of $17.5 million and a decrease of $422 thousand in net accumulated other comprehensive income loss. Capital was also reduced by $13.1 million from the repurchase of 406 thousand shares of the Corporation’s common stock at an average price of $32.40. In June 2005, the Corporation approved the repurchase of an additional 1.3 million shares under its stock repurchase program, bringing the maximum authorized remainder to 1,516,603 shares.

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

(dollars in thousands)	June 30, Restated 2005	December 31, Restated 2004
Total equity capital per consolidated financial statements	$627,339	$618,423
Qualifying trust preferred securities	134,000	164,000
Minimum pension liability	(1,365)	(1,365)
Accumulated other comprehensive loss	2,057	1,635

Adjusted capital	762,031	782,693
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(268,061)	(269,078)

Total tier 1 capital	493,970	513,615

Adjustments for tier 2 capital:
Allowance for loan losses	46,583	46,169
Allowance for letter of credit losses	439	474

Total tier 2 capital adjustments	47,022	46,643

Total regulatory capital	$540,992	$560,258

Risk-weighted assets	$4,487,596	$4,346,229
Quarterly regulatory average assets	6,173,720	6,198,284

Ratios:			Minimum Regulatory Requirements	To be “Well Capitalized”
Tier 1 leverage	8.00%	8.29%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.01	11.82	4.00	6.00
Total regulatory capital to risk-weighted assets	12.06	12.89	8.00	10.00

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

RESULTS OF OPERATIONS

DISCUSSION AND RECONCILIATION OF NET INCOME AND OPERATING INCOME

As a result of the restatement, management has included a reconciliation of net income and operating income. Although “operating income” is not a measure of performance calculated in accordance with GAAP, the Corporation believes that operating income measures are important because they provide readers with a more meaningful presentation of the Corporation’s core results of operations from period to period. The Corporation calculates operating income by adding or subtracting, as the case may be, income gains and losses on sales of securities and gains and losses associated with corrections to the Corporation’s derivative accounting method as described in Note 2 to the Condensed Consolidated Financial Statements (which are included in the net income measures) because the Corporation believes those items are not reflective of the Corporation’s core results of operations. The Corporation believes that operating income measures are useful to investors seeking to evaluate its operating performance and to compare its performance with other companies in the banking industry that also report operating income. Operating income should not be considered in isolation or as a substitute for net income, cash flows from operating activities, or other income or cash flow statement data prepared in accordance with GAAP. Moreover, the manner in which the Corporation calculates operating income may differ from that of other companies reporting measures with similar names. A reconciliation of the Corporation’s net income and operating income for the three months ended June 30, 2005 and June 30, 2004 follows, and a table presenting a similar reconciliation for the six months ended June 30, 2005 and 2004 follows below:

For Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

(dollars in thousands) Net income	Three Months Ended June 30,
	Restated 2005	Restated 2004
	$19,977	$12,923
Gains (losses) net of tax:
Net gains (losses)	706	(7,877)
Net derivative gains on swaps	3,921	4,228
Tax effect	(1,419)	1,220

Total gains (losses) net of tax	3,208	(2,429)

Operating net income	$16,769	$15,352

Non-interest income	$33,184	$23,199
Gains (losses):
Net gains	706	(7,877)
Net derivative gains on swaps	3,921	4,228

Total gains (losses)	4,627	(3,649)

Operating non-interest income	$28,557	$26,848

Return on assets	1.25%	0.85%
Total gains (losses) net of tax	0.20	(0.16)

Operating return on assets	1.05%	1.01%

Return on equity	12.90%	10.41%
Total gains (losses) net of tax	2.07	(1.96)

Operating return on equity	10.83%	12.37%

Return on common equity	12.81%	10.21%
Total gains (losses) net of tax	2.06	(1.92)

Operating return on common equity	10.75%	12.13%

Overview

The Corporation recorded net income of $20.0 million or $0.60 per diluted share in the quarter ended June 30, 2005 compared to $12.9 million and $0.42 per diluted share in second quarter 2004, representing increases over second quarter 2004 of 55% and 43%, respectively.

Return on assets and return on common equity increased from .85% and 10.21%, respectively at June 30, 2004 to 1.25% and 12.81%, respectively, at June 30, 2005. The Corporation’s key performance measurements such as operating return on assets and operating return on common equity were 1.05% and 10.75% respectively, in the quarter ended June 30, 2005 compared to 1.01% and 12.13%, respectively in the prior year quarter.

Solid loan growth in key business segments and the effects of the Southern Financial merger augmented second quarter results. Improved earnings included an increase of $5.5 million in net interest income, a $700 thousand increase in the provision for loan losses and a $10 million increase in non-interest income, which were partially offset by a $4.8 million increase in non-interest expense and a $2.9 million increase in income tax expense, resulting in a $7.1 million increase in net income from second quarter 2004.

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

The financial results reflect the continued balance sheet transition toward growing loans and deposits in core business segments. An overview of the strategies is discussed on pages 22 and 23 of Management’s Discussion and Analysis of Financial Condition and Results of Operations. The net interest margin was 3.48%, as compared to 3.20% for the same quarter last year. The efficiency ratio for the quarter increased slightly to 63.9% from 62.3% in the prior year’s quarter. Asset quality remained strong, as non-performing assets to loans were 0.67% and charge-offs to average loans were 0.14% for the quarter.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended June 30, 2005 and 2004

	Three Months Ended Restated June 30, 2005			Three Months Ended Restated June 30, 2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$603,975	$8,828	5.86%	$733,300	$10,794	5.92%
Home equity	772,541	10,578	5.49	572,716	6,513	4.57
Marine	427,921	5,410	5.07	450,148	5,682	5.08
Other consumer	34,847	752	8.66	49,193	917	7.50
Commercial mortgage	478,535	7,288	6.11	429,279	5,626	5.27
Residential construction	287,238	4,714	6.58	204,964	2,242	4.40
Commercial construction	293,357	4,424	6.05	259,088	2,326	3.61
Commercial business	676,863	10,721	6.35	594,828	9,615	6.50

Total loans	3,575,277	52,715	5.91	3,293,516	43,715	5.34

Loans held for sale	5,888	87	5.93	7,644	109	5.74
Short-term investments	9,952	64	2.58	16,316	48	1.18
Taxable investment securities	2,106,576	24,360	4.64	2,207,444	22,871	4.17
Tax-advantaged investment securities	12,564	245	7.82	16,508	313	7.63

Total investment securities	2,119,140	24,605	4.66	2,223,952	23,184	4.19

Total interest-earning assets	5,710,257	77,471	5.44	5,541,428	67,056	4.87

Less: allowance for loan losses	(45,582)			(44,102)
Cash and due from banks	142,561			141,652
Other assets	613,810			474,942

Total assets	$6,421,046			$6,113,920

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$1,176,127	2,940	1.00	$1,106,812	1,722	0.63
Savings deposits	760,314	546	0.29	771,270	573	0.30
Direct time deposits	786,388	4,896	2.50	850,667	3,941	1.86
Brokered time deposits	391,977	4,374	4.48	338,392	4,482	5.33
Short-term borrowings	754,225	4,819	2.56	589,075	1,365	0.93
Long-term debt	1,085,186	10,305	3.81	1,171,125	10,870	3.73

Total interest-bearing liabilities	4,954,217	27,880	2.26	4,827,341	22,953	1.91

Noninterest-bearing demand deposits	817,408			752,198
Other liabilities	23,728			25,489
Stockholders’ equity	625,693			508,892

Total liabilities and stockholders’ equity	$6,421,046			$6,113,920

Net interest-earning assets	$756,040			$714,087

Net interest income (tax-equivalent)		49,591			44,103
Less: tax-equivalent adjustment		(198)			(197)

Net interest income		$49,393			$43,906

Net yield on interest-earning assets			3.48%			3.20%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended June 30, 2005 and 2004

	Restated Quarter to Quarter Increase/(Decrease)				Quarter to Quarter Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(129,325)	(17.6)%	$(1,966)	(18.2)%	$(103)	$(1,863)
Home equity	199,825	34.9	4,065	62.4	1,485	2,580
Marine	(22,227)	(4.9)	(272)	(4.8)	(6)	(266)
Other consumer	(14,346)	(29.2)	(165)	(18.0)	129	(294)
Commercial mortgage	49,256	11.5	1,662	29.5	965	697
Residential construction	82,274	40.1	2,472	110.3	1,367	1,105
Commercial construction	34,269	13.2	2,098	90.2	1,754	344
Commercial business	82,035	13.8	1,106	11.5	(220)	1,326

Total loans	281,761	8.6	9,000	20.6

Loans held for sale	(1,756)	(23.0)	(22)	(20.2)	4	(26)
Short-term investments	(6,364)	(39.0)	16	33.3	40	(24)
Taxable investment securities	(100,868)	(4.6)	1,489	6.5	2,553	(1,064)
Tax-advantaged investment securities	(3,944)	(23.9)	(68)	(21.7)	8	(76)

Total investment securities	(104,812)	(4.7)	1,421	6.1

Total interest-earning assets	168,829	3.0	10,415	15.5	8,279	2,136

Less: allowance for loan losses	(1,480)	3.4
Cash and due from banks	909	0.6
Other assets	138,868	29.2

Total assets	$307,126	5.0

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$69,315	6.3	1,218	70.7	1,103	115
Savings deposits	(10,956)	(1.4)	(27)	(4.7)	(19)	(8)
Direct time deposits	(64,279)	(7.6)	955	24.2	1,270	(315)
Brokered time deposits	53,585	15.8	(108)	(2.4)	(769)	661
Short-term borrowings	165,150	28.0	3,454	253.0	2,977	477
Long-term debt	(85,939)	(7.3)	(565)	(5.2)	224	(789)

Total interest-bearing liabilities	126,876	2.6	4,927	21.5	4,300	627

Noninterest-bearing demand deposits	65,210	8.7
Other liabilities	(1,761)	(6.9)
Stockholders’ equity	116,801	23.0

Total liabilities and stockholders’ equity	$307,126	5.0

Net interest-earning assets	$41,953	5.9

Net interest income (tax-equivalent)			5,488	12.4	$3,979	$1,509
Less: tax-equivalent adjustment			(1)	0.5

Net interest income			$5,487	12.5

The net interest margin, on a tax-equivalent basis, increased 28 basis points to 3.48% and was driven by continued solid growth in lending activities. Earning assets grew $169 million to $5.7 billion fueled by loan growth of $282 million which was partially offset by a $101 million reduction in investment securities. The yields on loans and investments grew 57 and 47 basis points, respectively. The yield increase in the portfolio was the result of the restructuring program initiated last year which placed greater emphasis on variable rate securities, as well as a decline in prepayments. Interest-bearing liabilities grew $127 million while the average rate paid increased 35 basis points. The increase in the average rate paid was primarily due to an increase in short-term borrowings which replaced direct CDs and long-term debt. Interest expense benefited further from a $65 million increase in average noninterest-bearing deposit balances during the quarter.

The 5.44% yield on earning assets correspondingly increased as a result of the loan growth which more than offset the increase in funding costs of 2.26%. Net interest income on a tax-equivalent basis was $49.6 million in second quarter 2005, compared to $44.1 million in second quarter 2004. Total interest income increased $10.4 million and total interest expense increased $4.9 million resulting in the growth in net interest income of $5.5 million.

The corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $474 thousand and interest expense increased by $466 thousand, for a total decrease of $940 thousand in net interest income relating to derivative transactions for the quarter ended June 30, 2005.

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

Non-Interest Income

Non-interest income grew to $33.2 million from $23.2 million in second quarter 2004. Operating non-interest income grew $1.7 million, or 6.4% from 2004. Deposit fee income increased 3%, reflecting increases in consumer and commercial deposit fees. Virtually all of the increase in consumer deposit fees was from the addition of the Southern Financial account base, as well as debit card fee income, which increased 8%. As with many of the Bank’s peers, consumer deposit fees are being negatively impacted by decreases in checking transactions and decreases in NSF activity. The Bank took actions during the second quarter that involved implementing a number of fundamental processing changes. Management believes these changes will not alter its competitive position, but will deliver sustainable revenue recovery in the future, given expected account and transaction volumes. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $321 thousand from second quarters 2004, as a result of rising short-term interest rates. Provident’s non-designated interest rate swaps are predominantly receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 200 basis points from second quarter 2004 to second quarter 2005. Other non-interest income for the quarter ended June 30, 2005 benefited from increases in mortgage banking income and income associated with bank owned life insurance.

Net gains were $706 thousand in second quarter 2005, compared to net losses of $7.9 million in second quarter 2004. Second quarter 2005 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net losses of $659 thousand. These losses were more than offset by a $1.4 million gain realized from the liquidation of an equity investment held by the Corporation, resulting from the acquisition of the issuer. Prior year’s losses were primarily the result of the investment portfolio restructuring program, the objective of which was to improve the overall yield of the portfolio. The second quarter of 2005 also included net gains of $143 thousand from the sale of mortgage loans. The disposition of loans and foreclosed properties, which occur in the ordinary course of business, generated net losses of $96 thousand in the second quarter of 2005. Derivative gains on swaps declined $307 thousand over second quarter 2004. This shift resulted from the previous noted rise in short-term interest rates.

Non-Interest Expense

Non-interest expense of $51 million for second quarter 2005 was $4.8 million higher than second quarter 2004. Exclusive of the one-time $1.0 million adjustment to account for escalating lease payments recorded as occupancy expense and $2.0 million for merger expenses incurred in the second quarter of 2005 and 2004, respectively, non-interest expense increased $5.8 million, or 13%. Of this increase, $3.7 million was attributable to salary and employee benefit expense associated with internal or acquired branch expansion, a mutual separation agreement with an executive who departed the Company, in addition to increases in employee benefit costs. Another contributing factor to rising compensation cost was the competition in the employment market that has resulted in increased relative labor costs. Non-interest expense also included the impact of an additional $700 thousand of professional fees, primarily relating to the cost of compliance with the Sarbanes-Oxley Act of 2002. The remaining $1.4 million increase represented costs associated with expanding the Bank’s footprint and the related infrastructure.

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

The Corporation recorded income tax expense of $9.4 million based on pre-tax income of $29.4 million, representing an effective tax rate of 32.0% in second quarter 2005. In second quarter 2004, the Corporation recorded a tax expense of $6.5 million on pre-tax income of $19.4 million, an effective tax rate of 33.4%.

For Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

(dollars in thousands)	Six Months Ended June 30,
	Restated 2005	Restated 2004

Net income	$35,727	$23,620
Gains (losses) net of tax:
Net losses	(70)	(7,061)
Net derivative gains on swaps	101	476
Tax effect	(10)	2,145

Total gains (losses) net of tax	21	(4,440)

Operating net income	$35,706	$28,060

Non-interest income	$56,228	$40,896
Gains (losses):
Net losses	(70)	(7,061)
Net derivative gains on swaps	101	476

Total gains (losses)	31	(6,585)

Operating non-interest income	$56,197	$47,481

Return on assets	1.12%	0.84%
Total gains (losses) net of tax	—	(0.15)

Operating return on assets	1.12%	0.99%

Return on equity	11.63%	11.44%
Total gains (losses) net of tax	—	(2.15)

Operating return on equity	11.63%	13.59%

Return on common equity	11.58%	11.29%
Total gains (losses) net of tax	0.01	(2.12)

Operating return on common equity	11.57%	13.41%

The Corporation recorded net income of $35.7 million or $1.06 per diluted share for the six months ended June 30, 2005, compared to $23.6 million or $.84 per diluted share in the prior year. Return on assets was 1.12% and return on common equity was 11.58% for six months ended June 30, 2005 compared to .84% and 11.29%, respectively for the same period in 2004. Operating net income increased by $7.6 million, to $35.7 million for the six months ended June 30, 3005, an increase of 27.2% from period to period. Operating return on assets was 1.12% and operating return on common equity was 11.57% compared to .99% and 13.41%, respectively.

Year to date results include a one-time after-tax decrease of $699 thousand, or $0.02 per diluted share, to reflect the cumulative impact of a modification of the Corporation’s accounting practices related to leased facilities. Like many other publicly-traded companies that have a significant number of leased facilities, the Corporation is conforming its method of accounting for rent expense for leases that contain fixed escalations in rent payments, in order to be consistent with accounting guidance. As the adjustment was not material to any prior period financial statements, the full lease accounting adjustment was recorded in the second quarter of 2005 in occupancy expense. While the lease accounting adjustment accelerates rent expense from future periods, it does not affect historical or future cash flows or the timing or amounts of rent payments.

Net Interest Income

Tax-equivalent net interest income for the six months of 2005 increased $13.3 million to $98.5 million compared to 2004, a 15.6% increase from period to period. Interest income increased $25.7 million and interest expense increased $12.5 million. Growth of $492 million in interest-earning assets accompanied by a 50 basis point yield increase more than offset the $406 million increase in interest-bearing liabilities whose rate increased 36 basis points. This resulted in the net yield on earning assets increasing to 3.47% in 2005 from 3.28% in 2004. The growth in the net yield further benefited from the $141 million growth in non-interest bearing deposits.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Six Months Ended June 30, 2005 and 2004

	Six Months Ended Restated June 30, 2005			Six Months Ended Restated June 30, 2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$621,811	$18,313	5.94%	$706,148	$21,111	6.01%
Home equity	748,764	19,930	5.37	545,868	12,645	4.66
Marine	430,392	10,993	5.15	456,927	11,729	5.16
Other consumer	36,539	1,523	8.41	46,776	1,788	7.69
Commercial mortgage	481,581	14,460	6.05	375,611	9,965	5.34
Residential construction	273,664	8,600	6.34	187,366	4,268	4.58
Commercial construction	287,563	8,338	5.85	237,868	4,342	3.67
Commercial business	677,519	21,250	6.32	495,221	15,035	6.11

Total loans	3,557,833	103,407	5.86	3,051,785	80,883	5.33

Loans held for sale	5,990	175	5.89	5,897	173	5.90
Short-term investments	9,315	107	2.32	8,954	50	1.12
Taxable investment securities	2,131,641	48,681	4.61	2,141,981	45,405	4.26
Tax-advantaged investment securities	12,778	476	7.51	16,654	611	7.38

Total investment securities	2,144,419	49,157	4.62	2,158,635	46,016	4.29

Total interest-earning assets	5,717,557	152,846	5.39	5,225,271	127,122	4.89

Less: allowance for loan losses	(45,815)			(39,839)
Cash and due from banks	135,202			130,162
Other assets	616,440			356,761

Total assets	$6,423,384			$5,672,355

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$1,119,012	5,160	0.93	$1,012,042	3,052	0.61
Savings deposits	754,728	1,086	0.29	743,268	1,083	0.29
Direct Time deposits	790,340	9,299	2.37	751,473	7,263	1.94
Brokered Time deposits	382,943	8,539	4.50	278,627	7,934	5.73
Short-term borrowings	795,854	9,292	2.35	629,636	2,943	0.94
Long-term debt	1,132,045	20,975	3.74	1,153,554	19,622	3.42

Total interest-bearing liabilities	4,974,922	54,351	2.20	4,568,600	41,897	1.84

Noninterest-bearing demand deposits	800,634			659,865
Other liabilities	25,563			23,230
Stockholders’ equity	622,265			420,660

Total liabilities and stockholders’ equity	$6,423,384			$5,672,355

Net interest-earning assets	$742,635			$656,671

Net interest income (tax-equivalent)		98,495			85,225
Less: tax-equivalent adjustment		(386)			(400)

Net interest income		$98,109			$84,825

Net yield on interest-earning assets			3.47%			3.28%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Six Months Ended June 30, 2005 and 2004

	Restated				2005/2004 Income/Expense Variance Due to Change In
	2005/2004 Increase/(Decrease)
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(84,337)	(11.9)%	$(2,798)	(13.3)%	$(258)	$(2,540)
Home equity	202,896	37.2	7,285	57.6	2,117	5,168
Marine	(26,535)	(5.8)	(736)	(6.3)	(27)	(709)
Other consumer	(10,237)	(21.9)	(265)	(14.8)	154	(419)
Commercial mortgage	105,970	28.2	4,495	45.1	1,454	3,041
Residential construction	86,298	46.1	4,332	101.5	1,968	2,364
Commercial construction	49,695	20.9	3,996	92.0	2,955	1,041
Commercial business	182,298	36.8	6,215	41.3	553	5,662

Total loans	506,048	16.6	22,524	27.8

Loans held for sale	93	1.6	2	1.2	—	2
Short-term investments	361	4.0	57	114.0	55	2
Taxable investment securities	(10,340)	(0.5)	3,276	7.2	3,503	(227)
Tax-advantaged investment securities	(3,876)	(23.3)	(135)	(22.1)	11	(146)

Total investment securities	(14,216)	(0.7)	3,141	6.8

Total interest-earning assets	492,286	9.4	25,724	20.2	13,365	12,359

Less: allowance for loan losses	(5,976)	15.0
Cash and due from banks	5,040	3.9
Other assets	259,679	72.8

Total assets	$751,029	13.2

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Demand/money market deposits	$106,970	10.6	2,108	69.1	1,759	349
Savings deposits	11,460	1.5	3	0.3	(12)	15
Direct Time deposits	38,867	5.2	2,036	28.0	1,650	386
Brokered Time deposits	104,316	37.4	605	7.6	(1,939)	2,544
Short-term borrowings	166,218	26.4	6,349	215.7	5,402	947
Long-term debt	(21,509)	(1.9)	1,353	6.9	1,733	(380)

Total interest-bearing liabilities	406,322	8.9	12,454	29.7	8,548	3,906

Noninterest-bearing demand deposits	140,769	21.3
Other liabilities	2,333	10.0
Stockholders’ equity	201,605	47.9

Total liabilities and stockholders’ equity	$751,029	13.2

Net interest-earning assets	$85,964	13.1

Net interest income (tax-equivalent)			13,270	15.6	$4,817	$8,453
Less: tax-equivalent adjustment			14	(3.5)

Net interest income			$13,284	15.7

Provision for Loan Losses

The provision for loan losses for the first six months of 2005 was $3.8 million, level with the first six months of 2004. Net charge-offs were $3.3 million in 2005 compared to $3.5 million in 2004. Net charge-offs as a percentage of average loans were 0.19% in 2005 compared to 0.22% in 2004.

Non-Interest Income

Total non-interest income increased to $56.2 million for the six months ended June 30, 2005 from $40.9 million for the six months ended June 30, 2004. Operating non-interest income increased 18.4% to $56.2 million for six months in 2005. The majority of this increase was due to a $1.5 million increase in deposit service charges and $2.4 million in income associated with bank owned life insurance policies maintained by the Corporation. In addition, net losses were $70 thousand for the six months ended June 30, 2005, compared to net losses of $7.1 million for the six months ended June 30, 2004. In 2004, net losses from the sales of securities were $6.7 million, driven by the $8.1 million loss from balance sheet restructuring transactions associated with 2004 merger. Net cash settlements for non-designated derivatives for the six months ending June 30, 2005 totaled $2.7 million, a $3.4 million increase from the same period in 2004. The increase resulted primarily from experiencing a reduction in expense attributable to Pay Fixed / Receive LIBOR swaps which more than offset a reduction in income on Receive Fixed / Pay LIBOR swaps. Both Pay Fixed and Receive Fixed swaps experienced declines in the spread between their fixed rates and their variable rates due to increases in LIBOR rates throughout 2005. Derivative gains were $101 thousand for the six months ended June 30, 2005 compared to a $476 thousand gain for the same period in 2004.

Non-Interest Expense

Non-interest expense of $98.4 million for the six months ended June 30, 2005 increased $11.7 million, or 13.4%, compared to the same period one year ago. The six months ended June 30, 2005 included a reduction to non-interest expense of $1.6 million related to the Corporation’s termination of the post-retirement benefit plan and a one-time charge for occupancy expense of $1.0 million. The same period for 2004 included merger expense of $2.2 million. Exclusive of these items, non-interest expense increased $14.4 million or 17%. The increase from year to year is primarily attributable to the merger, which had two months of expense included in the 2004 results versus 2005 which had a full six months expense. Additional items contributing to this increase were employee benefit costs, a mutual separation agreement with an executive who departed the Company, labor and the associated recruiting costs and cost of compliance with the Sarbanes-Oxley Act of 2002.

Income Taxes

The Corporation recorded income tax expense of $16.4 million in the first six months of 2005 based on pre-tax income of $52.1 million, a 31.4% effective tax rate as compared to pre-tax income of $35.0 million and an effective tax rate of 32.6% for 2004.

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

Item 4. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). This evaluation included consideration of a deficiency in the disclosure controls and procedures relating to the accounting for derivatives. As a result of this deficiency (described in the paragraph below), errors occurred in the Corporation’s application of the “short-cut” method of fair value hedge accounting under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) to certain of its derivative securities. This is described in Note 2 of the unaudited condensed consolidated financial statements for the three and six month periods ending June 30, 2005. The errors in the application of SFAS No. 133 resulted in the restatement of the Corporation’s financial statements at and for the quarters ended June 30, 2005 and March 31, 2005; and at and for the year ended December 31, 2004. Based upon that evaluation, the Corporation’s principal executive officer and principal financial officer concluded that a material weakness existed in the Corporation’s internal control over financial reporting and that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were not effective.

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

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However due to the above-referenced deficiency, subsequent to June 30, 2005, the Corporation will redesignate its derivative financial instruments as hedges utilizing the “long haul” method of effectiveness testing, and as a result, will apply hedge accounting treatment for the derivatives for future periods. The Corporation is in the process of designing various modifications to its internal control over financial reporting for derivatives that it acquires in the future, including introducing the necessary documentation to achieve fair value and cash flow hedge accounting treatment for those derivatives.

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

The following table provides certain information with regard to shares repurchased by the Corporation in the second quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
April 1 - April 30	110,000	$30.84	110,000	362,891
May 1 - May 31	99,900	30.88	99,900	262,991
June 1 - June 30	60,000	32.07	60,000	1,516,603

Total	269,900	$31.13	269,900	1,516,603

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

(b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

Director	No. of Votes For	%	No. of Votes Withheld	%	Broker Non-Votes	%
Thomas S. Bozzuto	29,736,689	98.7	389,922	1.3	0	0.0
Charles W. Cole, Jr.	29,738,305	98.7	388,306	1.3	0	0.0
Barbara B. Lucas	29,737,103	98.7	389,508	1.3	0	0.0
Francis G. Riggs	29,345,924	97.4	780,687	2.6	0	0.0
Enos K. Fry	29,458,838	97.8	667,773	2.2	0	0.0

(c) Additional proposal submitted for a vote, with the following result:

Proposal	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2005	29,583,473	500,011	43,127	—

Item 5. Other Information

On June 27, 2005, Richard J. Oppitz, Jr. and Provident Bank entered into a memorandum regarding Mr. Oppitz’ separation of employment. This was brought about as a result of the elimination of his position as Executive Vice President of the Bank. The memorandum contemplates that he will be paid 24 months of severance pay, aggregating $580,726 and receive continuing benefits for 24 months. His change in control agreement is terminated. Additionally, as part of this agreement, Mr. Oppitz has 24 months to exercise all vested stock options. The extension of this exercise period resulted in the recognition of $525,000 of compensation expense during the second quarter 2005.

Item 6. Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

(10.1)	Form of Change in Control Agreement (4)

(10.2)	Memorandum of Separation of Employment regarding Richard Oppitz (6)

(11.0)	Statement re: Computation of Per Share Earnings (5)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.
(5)	Included in Note 14 to the Unaudited Condensed Consolidated Financial Statements.
(6)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended June 30, 2005 filed with the Commission on August 9, 2005.

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