Form 10-K
period 2005-12-31
PROVIDENT BANKSHARES CORP
filed 2006-03-16
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2005

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

Common Stock, par value $1.00 per share

        Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the Registrant is a large accelerated filer on a non-accelerated filer. See definition of “accelerated filer” and “large accelerate filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $1,033,830,551. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

        At March 2, 2006, the Registrant had 33,000,287 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

        Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Forward-looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2005 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in this report under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1. Business

General

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2005, the Bank was the second largest independent commercial bank (based on the FDIC market share report), in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states—the Baltimore, Washington and Richmond metropolitan areas.

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

Market Area

With banking offices throughout most of Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. As of June 30, 2005 (the most recently available statewide deposit share data report from the FDIC), Provident ranked eighth among commercial banks operating in Maryland with a 3.84% share of statewide deposits and eighteenth in Virginia with a 0.38% market share.

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and job growth. As a result of the announcement of Base Realignment and Closure 2005 from the U.S. Department of Defense, Maryland would gain nearly 10,000 military and civilian relocations in the near future. In addition, Maryland has the fourth (2003-2004, U.S. Census Bureau) highest median household income at $55,519 in the country.

Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. More importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment. It is gaining from such major employers as John Hopkins University and Health Systems, Northrop Grumman, Verizon, Constellation Energy and the University of Maryland Medical Systems.

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia. Northern Virginia is the fastest growing area in Virginia and is home to nearly two million people. The technology sector, one of the largest in the United States, has been growing vigorously in the region. Residential construction continues to highlight Northern Virginia’s economic strengths. At nearly $83,000, the Northern Virginia region also has one of the highest median incomes in the country.

Important to both Maryland and Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York and Pittsburgh, as well as the ports in Baltimore and Norfolk. In addition, the Baltimore-Washington corridor gains from the presence and employment stability of the federal government and related service industries. The market has benefited from increased federal spending, particularly in the defense and homeland security sectors. In addition, the region stands to expand economically through anticipated growth in health care and educational spending in the near term.

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

These strategies were consistent with the merger with Southern Financial Bancorp, Inc. of Warrenton, Virginia (“Southern Financial”), which was finalized on April 30, 2004. The addition of Southern Financial’s 30 banking office franchise supports the Bank’s strategy to expand in the Virginia and metropolitan Washington markets. The merger also complemented the Bank’s strategy to enhance its consumer and commercial business lines, as Southern Financial’s commercial banking strength was combined with Provident’s ability to attract consumer loans and low cost deposits.

Provident’s mission is to exceed customer expectations by delivering superior service, products and banking convenience. Every employee’s commitment to serve its customers in this fashion will establish Provident as the primary bank of choice of individuals, families, small businesses and middle market businesses throughout its chosen markets. To achieve this mission, the strategic focus of the organization is to:

•	Maximize Provident’s position as the right size bank in the marketplace

•	Grow and deepen consumer and small business relationships in Maryland and Virginia

•	Grow and deepen commercial and real estate relationships in Maryland and Virginia

•	Move from a product driven organization to a customer relationship focused sales culture

•	Create a high performance culture that focuses on employee development and retention

The objective of these strategies is the improvement in financial fundamentals. The Corporation offers consumer and commercial banking products and services through the Consumer Banking group and the Commercial Banking group.

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

Commercial Banking provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of relationship officers with expertise in real estate and business lending to companies in various industries in the region. Within our Commercial Banking group, the Real Estate Lending department provides the lending expertise for construction and permanent financing options on a variety of property types, including, office buildings, retail centers, apartment buildings, warehouse and flex space. The Bank also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services.

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 91 traditional banking office locations and 61 in-store banking offices at December 31, 2005. Today, the network of 61 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with four premier store partners: SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart and BJs Wholesale Club to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores.

Of the 152 banking offices at December 31, 2005, 43% are located in the Baltimore metropolitan region and 57% are located in the metro Washington and Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. The merger with Southern Financial added 30 traditional banking offices in the Washington, Central Virginia and Richmond metropolitan areas. These offices complement Provident’s existing network of in-store banking offices in the Washington region. Provident opened one new in-store banking office and two traditional banking offices during 2005. Additional banking office opportunities complementary to existing locations may be sought when the cost of entry is reasonable. The Bank has several new banking offices in various stages of planning. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 251 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

Loan Portfolio Summary:

(dollars in thousands)	2005	%	2004	%	2003	%	2002	%	2001	%
Residential real estate:
Originated & acquired residential mortgage	$452,853	12.2%	$660,949	18.5%	$689,321	24.7%	$714,192	27.8%	$1,039,469	37.4%
Home equity	900,985	24.4	705,126	19.8	505,465	18.2	373,317	14.6	349,872	12.6
Other consumer:
Marine	412,643	11.2	436,262	12.3	464,474	16.7	418,966	16.4	331,598	11.9
Other	32,793	0.9	42,121	1.2	49,721	1.8	88,868	3.5	149,684	5.4

Total consumer	1,799,274	48.7	1,844,458	51.8	1,708,981	61.4	1,595,343	62.3	1,870,623	67.3

Commercial real estate:
Commercial mortgage	485,743	13.1	483,636	13.6	318,436	11.4	231,079	9.0	218,086	7.9
Residential construction	414,803	11.2	242,246	6.8	161,932	5.8	119,732	4.7	100,564	3.6
Commercial construction	312,399	8.5	279,347	7.8	208,594	7.5	238,344	9.3	208,004	7.5
Commercial business	683,162	18.5	710,193	20.0	386,603	13.9	376,065	14.7	379,616	13.7

Total commercial	1,896,107	51.3	1,715,422	48.2	1,075,565	38.6	965,220	37.7	906,270	32.7

Total loans	$3,695,381	100.0%	$3,559,880	100.0%	$2,784,546	100.0%	$2,560,563	100.0%	$2,776,893	100.0%

Contractual Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2005. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$108,328	$426,488	$1,264,458	$1,799,274	48.7%
Commercial real estate:
Commercial mortgage	92,687	188,131	204,925	485,743	13.1
Residential construction	215,007	197,570	2,226	414,803	11.2
Commercial construction	126,872	154,151	31,376	312,399	8.5
Commercial business	139,788	310,011	233,363	683,162	18.5

Total loans	$682,682	$1,276,351	$1,736,348	$3,695,381	100.0%

Rate sensitivity:
Predetermined rate	$175,617	$481,732	$951,429	$1,608,778	43.5%
Variable or adjustable rate	507,065	794,619	784,919	2,086,603	56.5

Total loans	$682,682	$1,276,351	$1,736,348	$3,695,381	100.0%

Consumer Lending

A wide range of loans including installment loans secured by real estate, boats, or automobiles, home equity lines, and unsecured personal lines of credit are available to consumers. At December 31, 2005, consumer loans represented 49% of the total loan portfolio. Of these loans, 75% are secured by residential real estate, 23% by boats or automobiles, and 2% are unsecured.

The banking office network and Provident Direct are the origination sources for new home equity loans and lines and other direct consumer loans, representing 25% of total loans. For the origination of marine loans, representing 11% of total loans, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each loan, including both credit and loan to value considerations.

The Bank also periodically purchases portfolios of loans (consisting of first mortgages, home equity loans and lines) secured by residential real estate from other financial services companies. All acquired portfolios go through a due diligence process prior to a purchase commitment. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At December 31, 2005, approximately 84% of the acquired portfolio was in first lien position. Over the past 12 months, the Bank purchased $10.2 million in residential loans. Management currently intends to reduce this wholesale portfolio and replace it with internally generated loan production.

The residential real estate mortgage portfolio consists of loans originated by a subsidiary of the Bank prior to 2001, as well as loans originated by Southern Financial prior to its merger with the Bank. The Bank currently provides mortgages to its consumer customers through a third party loan processor, and does not retain any of the mortgages originated from that process. At December 31, 2005, the portfolio of residential real estate mortgage loans represented 4% of consumer loans.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, hotels and tract developments. These portfolios totaled $1.2 billion at December 31, 2005, or 33% of total loans.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Baltimore, Maryland and Washington, D.C. metropolitan areas. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. Commercial business loans represent 19% of the Bank’s total loans, and consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County and Richmond, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of vendors to source small equipment leases, and Provident Lease Corporation, which originates general equipment leases, represented 18% of the commercial business portfolio at December 31, 2005.

Other Lending

At December 31, 2005, the Bank had $50.9 million of loans syndicated by other financial institutions, which qualified as a shared national credit, of which $30.0 million was included in commercial business loans and $20.9 million was included in commercial real estate loans. The Bank has no exposure to highly leveraged transactions (“HLTs”), which are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower’s liabilities.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. The Corporation’s credit procedures require monitoring of commercial credits to determine the collectibility of contractually due principal and interest to assess the need for providing for inherent losses. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2005, commercial loans totaling $17.8 million were considered to be impaired.

Delinquencies occur in the normal course of business. The Corporation focuses its efforts on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged off to the collateral’s fair value less costs to sell (“net fair value”) at 120 days delinquent. Unsecured open-end consumer loans are charged off in full at 180 days delinquent. Demand deposit overdrafts that have been reclassified as loans generally are charged off in full at 60 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Any portion of an outstanding loan balance secured by residential real estate in excess of the net fair value is charged-off when it is no more than 180 days delinquent. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by commercial real estate are generally recognized when losses are reasonably estimable and probable.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2005.

Average Deposits:

	2005		2004		2003
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$808,137	—%	$730,889	—%	$533,724	—%
Interest-bearing demand	574,631	0.37	494,729	0.20	428,992	0.27
Money market	582,547	1.85	568,776	0.99	452,019	1.20
Savings	737,251	0.29	750,587	0.29	700,188	0.47
Direct time deposits	815,082	2.64	799,679	2.01	710,489	2.55
Brokered time deposits	384,701	4.50	308,605	5.32	317,632	6.17

Total average balance/rate	$3,902,349	1.38%	$3,653,265	1.13%	$3,143,044	1.51%

Total year-end balance	$4,124,467		$3,779,987		$3,079,549

Average deposits obtained from customers (rather than brokers) represented over 90% of the Bank’s deposit funding for the past three years achieving management’s strategic goal to shift the mix of deposits to customer deposits. Customer deposits are generated by cross sales and calling efforts of the banking office and commercial cash management sales force. At December 31, 2005, deposits reached a bank record high $4.1 billion, a $344 million increase over year-end 2004. At December 31, 2005, deposits were relatively balanced between transaction accounts, savings accounts and time deposits. As a result of the banking office expansion efforts, including the Southern Financial merger, approximately 40% of customer deposit balances at year-end were from Virginia and the Washington metropolitan area. Further, the percentage of commercial deposits continued to increase, with commercial deposit balances representing 25% of customer deposits at year-end and compared to 22% at December 31, 2004.

Transaction accounts remain a key part of the Bank’s deposit gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. “Totally Free Checking,” a product that Provident introduced to the Baltimore area in 1993, remains the Bank’s most popular checking account product. Management believes its checking account products, combined with the Bank’s service options available through both traditional and in-store banking offices, ensure that Provident remains a regional leader in the deposit gathering process.

Provident has determined that it competes most effectively by seeking to be the “right size” bank. Management believes Provident is the “right size” bank because it continues to provide the products and services of its largest competitors, while seeking to deliver the level of service found in only the best community banks.

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

Investments

At December 31, 2005, the investment securities portfolio was $1.9 billion, or 30% of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk; as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2005	%	2004	%	2003	%	2002	%	2001	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$77,230	4.1%	$114,381	5.0%	$110,632	5.3%	$54,273	2.7%	$96,697	5.4%
Mortgage-backed securities	1,034,777	54.3	1,646,278	71.5	1,737,040	83.2	1,794,783	90.0	1,519,472	84.2
Municipal securities	58,317	3.1	14,042	0.6	18,226	0.9	21,127	1.1	23,161	1.3
Other debt securities	623,762	32.7	411,694	17.9	220,612	10.6	123,046	6.2	164,904	9.1

Total securities available for sale	1,794,086	94.2	2,186,395	95.0	2,086,510	100.0	1,993,229	100.0	1,804,234	100.0

Securities held to maturity:
Other debt securities	111,269	5.8	114,671	5.0	—	—	—	—	—	—

Total securities held to maturity	111,269	5.8	114,671	5.0	—	—	—	—	—	—

Total investment securities	$1,905,355	100.0%	$2,301,066	100.0%	$2,086,510	100.0%	$1,993,229	100.0%	$1,804,234	100.0%

Total portfolio yield	5.0%		4.5%		4.4%		4.7%		6.5%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2005.

Investment Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$985	4.5%	$—	—%	$26,126	3.7%	$51,825	4.6%	$(1,706)	$77,230	4.3%
Mortgage-backed securities	169,217	4.5	452,958	4.6	277,863	4.6	161,503	4.6	(26,764)	1,034,777	4.6
Municipal securities	2,806	4.6	6,931	4.6	2,436	4.1	46,563	3.5	(419)	58,317	3.7
Other debt securities	—	—	500	4.3	—	—	622,201	5.5	1,061	623,762	5.5

Total securities available for sale	173,008	4.5	460,389	4.6	306,425	4.5	882,092	5.2	(27,828)	1,794,086	4.9

Securities held to maturity:
Other debt securities	1,038	3.0	—	—	—	—	110,231	7.2	—	111,269	7.2

Total securities held to maturity	1,038	3.0	—	—	—	—	110,231	7.2	—	111,269	7.2

Total investment securities	$174,046	4.5%	$460,389	4.6%	$306,425	4.5%	$992,323	5.4%	$(27,828)	$1,905,355	5.0%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

To achieve its stated objective, the Corporation invests predominantly in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”) and other debt securities, which include corporate bonds and asset-backed securities. At December 31, 2005, 54% of the investment portfolio was invested in MBS. The Corporation believes that the MBS portfolio is well diversified with respect to issuer, both agency and non-agency; structure, including passthroughs and collateralized mortgage obligations (“CMOs”); and re-pricing specifications, which employ fixed rate bonds as well as monthly, annual, and 3 to 7 year reset adjustable rate mortgages (“ARMs”). Issuer, coupon, vintage, maturity, and average loan size further diversify the agency MBS portfolio. The asset-backed securities (“ABS”) portfolio, representing 31% of the total portfolio, consists predominantly of Aaa and single A rated tranches of pooled trust preferred securities. Other debt securities representing 15% of the portfolio at December 31, 2005, are primarily invested in U.S. agency, municipal, or corporate securities rated investment grade by Moody’s and S&P rating agencies.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3%. In the current economic environment, the duration is targeted for the middle of that range. In 2005, $223 million of floating rate ABS were added to the portfolio to reduce the overall portfolio duration risk and increase asset sensitivity to short-term rate changes. Another risk in the investment portfolio is credit risk. At December 31, 2005, approximately 68% of the entire investment portfolio was rated AAA, 31% was investment grade below AAA, and 1% was rated below investment grade or was not rated. The AAA rated percentage declined from December 31, 2004 due to the increased allocation to ‘A’ and ‘AA’ rated floating rate ABS.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at December 31, 2005. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2005.

Borrowings

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates more favorable than other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the Trusts are presented net of unamortized issuance costs as long-term debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 12 for a description of the remaining outstanding issuances. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On February 28, 2005, the Corporation announced the redemption of $30 million aggregate value of capital securities issued by Provident Trust II at an annual rate of 10%. The redemption occurred on March 31, 2005. On July 15, 2005, Provident redeemed Southern Financial Capital Trust I, a $5 million issuance paying an 11% annual dividend. There are no issuances callable in 2006.

Employees

At December 31, 2005, the Corporation and its subsidiaries had 1,934 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees and management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are eleven bank holding companies or other banking institutions in Maryland with commercial banks that have deposits in Maryland in excess of $1 billion, three are headquartered in Maryland and eight are headquartered in other states. There are seventeen bank holding companies or other banking institutions in Virginia with commercial banks that have deposits in Virginia in excess of $1 billion, ten are headquartered in Virginia and seven are headquartered in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

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

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2005, the Corporation exceeded all regulatory capital requirements.

Item 1A. Risk Factors

Rising interest rates may reduce the Corporation’s net income and future cash flows.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate fourteen times from 1.00% to 4.5%. While these short-term market interest rates (which the Corporation uses as a guide to price its loans and deposits) have increased, longer-term market interest rates (which the Corporation uses as a guide to price its longer-term loans and deposits) have not. If short-term market interest rates continue to rise, and if rates on the Corporation’s deposits and borrowings reprice upwards faster than the rates on the Corporation’s long-term loans and investments, the Corporation would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Corporation’s profitability.

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

The Corporation’s allowance for loan losses may not be adequate to cover actual loan losses and if the Corporation is required to increase its allowance, current earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Corporation may lose money. The Corporation’s experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Corporation to cancel or “charge-off” the defaulted loan or loans. The Corporation provides for losses by reserving what it believes to be an adequate amount to absorb any probable inherent losses. A “charge-off” reduces the Corporation’s allowance for loan losses. If the Corporation’s allowance were insufficient, it would be required to increase the allowance by recording a larger provision for loan losses, which would reduce earnings for that period.

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

Provident Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Provident Bank is subject to regulation, supervision and examination by the Commissioner of the Division of Financial Regulation of the State of Maryland, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision govern the activities in which a commercial bank and its holding company may engage and are intended primarily for the protection of the deposit insurance funds and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Provident Bank, the Corporation and their operations.

The Corporation’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Corporation believes that it is in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because its business is highly regulated, the Corporation may be subject to changes in such laws, rules and regulations that could have a material impact on its operations.

The Corporation is subject to security and operational risks relating to use of its technology that could damage its reputation and business.

Security breaches in the Corporation’s internet banking activities could expose it to possible liability and damage its reputation. Any compromise of the Corporation’s security also could deter customers from using its internet banking services that involve the transmission of confidential information. The Corporation relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect its systems from compromises or breaches of its security measures that could result in damage to its reputation and business. Additionally, the Corporation outsources its data processing to a third party. If the Corporation’s third party provider encounters difficulties or if the Corporation has difficulty in communicating with such third party, it will significantly affect the Corporation’s ability to adequately process and account for customer transactions, which would significantly affect its business operations.

Various factors could hinder or prevent takeover attempts.

Provisions of the Corporation’s Articles of Incorporation and Bylaws and federal and state regulations make it difficult and expensive to pursue a takeover attempt that management opposes. These provisions also make the removal of the current board of directors or management, or the appointment of new directors, more difficult. For example, the Corporation’s Articles of Incorporation and Bylaws contain provisions that could impede a takeover or prevent the Corporation from being acquired, including a classified board of directors and limitations on the ability of the Corporation’s stockholders to remove a director from office without cause. The Corporation’s board of directors may issue additional shares of common stock or establish classes or series of preferred stock with rights, preferences and limitations as determined by the board of directors without stockholder approval. These factors give the board of directors the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that the Corporation’s stockholders might view as being in their best interests.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation has 167 offices from which it conducts, or intends to conduct, business which are located in the Maryland, Virginia and southern Pennsylvania. The Bank owns 21 and leases 146 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from five to ten years. Some of the leases also contain a purchase option.

Item 3. Legal Proceedings

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In April 2005, the Corporation became a party to litigation where a former employee alleges a breach by the Corporation of a previously executed employment contract. The former employee claims that, under the terms of the contract, he is due a so-called “imputed interest payment” valued at approximately $2 million. Further, under a theory of damages put forth, he asserts that he is owed a multiple of the imputed interest payment. The aggregate damage award sought against the Corporation in this action is approximately $6 million. The litigation is currently in the discovery phase and no trial date has been set. The Corporation believes it has meritorious defenses against this action and is vigorously and actively contesting the allegations against it.

All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Bankshares Corporation is traded over-the-counter and is quoted in the NASDAQ National Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is PBKS. At March 2, 2006, there were approximately 4,000 holders of record of the Corporation’s common stock.

For the year ended 2005, the Corporation declared and paid dividends of $1.09 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for a future discussion of the restrictions on the Corporation’s paying of dividends.

As of December 31, 2005, the Corporation had approximately 4,046 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 32,933,118 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the years ended December 31, 2005 and 2004 for the Corporation’s common stock and the corresponding quarterly dividends paid per share.

	High	Low	Dividend Paid per Share
Year Ended December 31, 2005:
Fourth quarter	$36.35	$32.54	$0.280
Third quarter	34.98	32.01	0.275
Second quarter	32.67	29.10	0.270
First quarter	36.07	32.05	0.265

Year Ended December 31, 2004:
Fourth quarter	$37.42	$34.40	$0.260
Third quarter	33.55	27.75	0.255
Second quarter	31.93	27.13	0.250
First quarter	32.96	29.35	0.245

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of a specific amount of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. Most recently, on June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 1,237,865. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until completed or terminated by the Board of Directors. No plans expired during the three months ended December 31, 2005. The Corporation currently has no plans to terminate the stock repurchase program prior to its expiration.

The following table provides certain information with regard to shares repurchased by the Corporation in the fourth quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
October 1, - October 31, 2005	155,000	$33.71	155,000	1,249,616
November 1,- November 30, 2005	11,751	33.66	11,751	1,237,865
December 1, - December 31, 2005	—	—	—	1,237,865

Total	166,751	$33.71	166,751	1,237,865

On January 18, 2005, the Corporation’s Stockholder Protection Rights Agreement, together with any rights issued in connection with the Stockholder Protection Rights Agreement, lapsed. The Corporation has made no determination with respect to the reinstatement of a similar agreement in the future.

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K and from consolidated financial statements previously filed.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003	2002	2001
Interest income (tax-equivalent) (1)	$315,567	$273,809	$240,793	$277,837	$349,035
Interest expense	116,092	90,818	91,239	135,522	208,933

Net interest income (tax-equivalent) (1)	199,475	182,991	149,554	142,315	140,102
Provision for loan losses	5,023	7,534	11,122	10,956	18,746

Net interest income after provision for loan losses	194,452	175,457	138,432	131,359	121,356
Non-interest income, excluding total gains (losses)	115,584	104,309	92,752	86,394	74,955
Net gains (losses)	1,292	(5,773)	(4,379)	2,786	11,727
Derivative gains (losses)	(4,367)	2,432	—	—	—
Non-interest expense, excluding merger expense	200,737	180,187	157,261	149,730	144,672
Merger expense	—	3,541	—	—	—

Income before income taxes (tax-equivalent) (1)	106,224	92,697	69,544	70,809	63,366
Income tax expense (tax-equivalent) (1)	33,274	30,717	18,089	22,504	20,741

Income before accounting change	72,950	61,980	51,455	48,305	42,625
Cumulative effect of accounting change	—	—	—	—	(1,160)

Net income	$72,950	$61,980	$51,455	$48,305	$41,465

Tax-equivalent adjustment (1)	$765	$778	$674	$791	$941
Per share amounts:
Basic - net income before accounting change	$2.21	$2.05	$2.10	$1.94	$1.65
Basic - net income	2.21	2.05	2.10	1.94	1.61
Diluted - net income before accounting change	2.17	2.00	2.05	1.88	1.60
Diluted - net income	2.17	2.00	2.05	1.88	1.56
Cash dividends paid	1.09	1.01	0.93	0.85	0.75
Book value per share	19.14	18.68	13.22	12.96	11.40

Total assets	$6,355,926	$6,571,416	$5,207,848	$4,890,722	$4,899,717
Total loans	3,695,381	3,559,880	2,784,546	2,560,563	2,776,893
Total deposits	4,124,467	3,779,987	3,079,549	3,187,966	3,356,047
Total stockholders’ equity	630,495	618,423	324,765	315,635	286,282
Total common equity (2)	647,778	620,058	331,354	300,715	292,740
Total long-term debt	920,022	1,205,833	1,153,301	814,546	860,106

Return on average assets (3)	1.14%	1.02%	1.03%	1.00%	0.81%
Return on average equity (3)	11.70	12.12	16.36	16.14	14.11
Return on average common equity	11.59	12.09	16.47	16.22	14.05
Efficiency ratio	63.39	62.72	64.90	65.47	67.27
Stockholders’ equity to assets	9.92	9.41	6.24	6.45	5.84
Average stockholders’ equity to average assets	9.86	8.46	6.26	6.15	5.73
Tier 1 leverage ratio	8.40	8.29	8.49	7.47	7.13
Tier 1 capital to risk-weighted assets	10.97	11.82	13.28	11.62	10.09
Total regulatory capital to risk-weighted assets	11.97	12.89	15.32	12.70	11.09
Dividend payout ratio	50.29	50.47	45.44	45.10	48.35

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI.
(3)	Exclusive of the cumulative change in accounting principle, return on average assets and return on average equity for 2001 would have been 0.83% and 14.50%, respectively.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2005. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein, particularly the information regarding the Corporation’s business operations as described in Item 1.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income – which is the income that the Corporation earns on its loans and investments—and interest expense—which is the interest that is paid on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income—the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts. The Corporation also earns income from insurance commissions, mortgage banking fees and other fees and charges.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. These gains and losses are not a regular part of the Corporation’s income. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments.

Expenses

The expenses the Corporation incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, external processing fees, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and benefits expense consists primarily of the salaries and wages paid to employees, fees paid to directors and expenses for retirement and other employee benefits.

Occupancy expense, which are fixed or variable costs associated with building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment and external processing include fees paid to third-party data processing services and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the useful lives of related assets. Estimated lives are 2 to 40 years for building and improvements, and 2 to 15 years for furniture and equipment.

Other expenses include expenses for attorneys, accountants and consultants, payroll taxes, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

Management believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate is discussed on pages 16-18. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis.

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

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards No. 133, “ Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

Fair Value Hedges—For derivatives designated as fair value hedges, the derivative instrument and related hedged item are marked-to-market through the related interest income or expense, as applicable, except for the ineffective portion which is recorded in non-interest income.

Cash Flow Hedges—For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of other comprehensive income (“OCI”) in stockholders’ equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives—Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Consolidated Statements of Income. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative would be considered a non-designated hedge and would continue to be marked-to-market in the Consolidated Statements of Condition as an asset or liability, in the Consolidated Statements of Income with any changes in the mark-to-market recorded through current period earnings and not through OCI.

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

Goodwill and Intangible Assets

For acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. The Corporation tests goodwill annually for impairment. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles which are determined to have finite lives, are amortized over their estimated useful lives, which is approximately 8 years.

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

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued balance sheet transition towards growing loans and deposits in the Bank’s core business segments. The expanded market presence, as a direct result of the Southern Financial merger, has augmented the number of banking relationship opportunities in the Corporation’s key markets in Baltimore, Washington, D.C. and Richmond. The Corporation acquired Southern Financial on April 30, 2004, and accordingly, the results of operations of Southern Financial for the year ended 2004 include eight months subsequent to the acquisition. At December 31, 2005, total assets were $6.4 billion, a decrease of $215 million from December 31, 2004. The decrease in total assets was mainly a result of management’s decision to reduce the Corporation’s total investment portfolio.

Earning Assets

Total average earning asset balances increased to $5.7 billion in 2005, an increase of $178 million, or 3%, from 2004. The following table summarizes the composition of the Bank’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Investments	$2,044,417	$2,185,124	$(140,707)	(6.4)%
Other earning assets	14,897	15,525	(628)	(4.0)
Residential real estate:
Originated and acquired residential mortgage	565,693	713,648	(147,955)	(20.7)
Home equity	802,723	599,515	203,208	33.9
Other consumer:
Marine	425,571	448,833	(23,262)	(5.2)
Other	35,648	47,021	(11,373)	(24.2)

Total consumer	1,829,635	1,809,017	20,618	1.1

Commercial real estate:
Commercial mortgage	479,726	427,892	51,834	12.1
Residential construction	330,766	208,467	122,299	58.7
Commercial construction	298,780	255,845	42,935	16.8
Commercial business	666,552	584,707	81,845	14.0

Total commercial	1,775,824	1,476,911	298,913	20.2

Total loans	3,605,459	3,285,928	319,531	9.7

Total average earning assets	$5,664,773	$5,486,577	$178,196	3.2

Total average loan balances increased to $3.6 billion in 2005, an increase of $320 million, or 10%, from 2004. The Corporation’s expanded presence in the Baltimore-Washington metropolitan regions was the primary contributor to the achievement of the 10% growth in average loans. The average loan growth of $320 million is comprised of $299 million, or 20.2%, in commercial loans and $21 million, or 1.1%, in consumer loans. At December 31, 2005 there is a balanced mix of revenue sources between the two product segments with $1.8 billion, or 50.7%, in consumer loans, and $1.8 billion, or 49.3%, in commercial loans.

Commercial banking, which is a key component to the Corporation’s regional presence in its market area, grew $299 million, or 20.2%, over 2004. This growth was positively impacted by having Southern Financial’s commercial loans for twelve months compared to eight months in 2004. Residential and commercial construction loans posted increases during the year of $122 million and $43 million, respectively, reflecting strong regional demand for construction loans in the Bank’s markets. In addition, commercial mortgages increased $52 million, or 12.1%, while commercial business grew $82 million, or 14.0%.

The growth in average consumer loans of $21 million included planned reductions in originated and acquired residential mortgages of $148 million. Excluding the planned reductions, average consumer loans increased 15.4%, or $169 million. Home equity lending is the main contributor to this growth. The home equity loan suite of products has been a key component of the Bank’s strategy to deepen its customer relationships. This market strategy resulted in the $203 million, or 33.9%, increase in home equity average balances. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone centers and internet unit. Origination of consumer loan and line commitments, primarily home equity in the Washington and Virginia market, grew 46% from 2004 to 2005. Average consumer loans from the Washington market grew 27% in 2005, reflecting continued expansion into the market. Other consumer loans, which make up 25% of consumer loans, had a $35 million decline in 2005. The Corporation’s marine lending loan growth was restricted due to low pricing margins in the industry and was the main reason for the decline in other consumer loans.

The Corporation’s portfolio of originated and acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 16% of average total loans in 2005, compared to 22% in 2004. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. In 2005, the Corporation only purchased $10.2 million of residential mortgage loans as the focus was to fund loan growth in its internally generated loan portfolios and away from wholesale portfolios. At December 31, 2005, approximately 84% of the acquired portfolio was in first lien position. Average balances in the originated residential mortgage portfolio continued to decline during 2005, to $84 million, since the Bank does not retain new residential mortgage loan originations.

The investment portfolio average balance declined by $141 million in 2005 as management executed its strategy of replacing non-core investments with core loans. From year-end 2004 to year-end 2005, Provident’s investment portfolio declined by $395.7 million. In particular, management acted to reduce the investment portfolio allocation to mortgage-backed securities, shrinking that portfolio from $1.6 billion or 72% of the investment portfolio, to $1.0 billion, or 54% of the portfolio. In contrast, the allocation to floating rate asset-backed securities was increased, from $377 million, or 16% of investments at year-end 2004, to $600 million, or 31% of investments at year-end 2005.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2005	2004	2003	2002	2001
Non-performing assets:
Originated & acquired residential mortgage	$7,340	$10,327	$18,961	$20,023	$24,725
Consumer (1)	558	250	136	460	311
Commercial mortgage	1,437	1,612	—	—	—
Residential real estate construction	—	—	135	136	217
Commercial real estate construction	—	1,063	—	—	—
Commercial business	16,336	12,461	3,085	514	3,586

Total non-accrual loans	25,671	25,713	22,317	21,133	28,839

Total renegotiated loans	—	—	—	—	—

Non-real estate assets	1,223	261	1,221	597	551
Land	—		—	—	239
Residential real estate	564	1,355	2,022	3,199	2,335

Total other assets and real estate owned	1,787	1,616	3,243	3,796	3,125

Total non-performing assets	$27,458	$27,329	$25,560	$24,929	$31,964

90-day delinquencies:
Consumer	$6,451	$4,889	$4,679	$6,131	$7,160
Commercial business	1,551	1,883	544	320	416
Residential real estate mortgage	118	5,442	4,669	8,377	3,242
Commercial real estate mortgage	—	—	—	—	—

Total 90-day delinquencies	$8,120	$12,214	$9,892	$14,828	$10,818

Asset quality ratios:
Non-performing loans to loans	0.69%	0.72%	0.80%	0.83%	1.04%
Non-performing assets to loans	0.74	0.77	0.92	0.97	1.15

(1)	Consumer non-accrual loans are comprised entirely of credits secured by residential property and other secured loans, primarily purchased loans. Consumer loans secured by nonresidential property and unsecured consumer loans are not placed in non-accrual status but are charged-off at 120 and 180 days, respectively.

The asset quality within the Corporation’s loan portfolios remained strong in 2005. Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and strategy of shifting the balance sheet to core portfolios. In addition, regional credit conditions were favorable for 2005. Non-performing assets were $27.5 million at December 31, 2005, up slightly from the level at December 31, 2004, but down as a percentage of loans, from 0.77% to 0.74%. The level of non-performing assets at December 31, 2005 is consistent with historical trends. Of the total non-performing assets, $7.9 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences. Non-performing commercial business loans include $1.5 million of loans that have U.S. government guarantees. With the vast majority of non-performing loans already written down to net fair value, management expects little further loss on those loans. During 2005, the Corporation sold $5.2 million of its non-performing acquired residential loan portfolio.

The overall asset quality ratios of the Corporation remain favorable to pre-merger levels. No assurances can be given regarding the level of non-performing assets in the future.

Total 90-day delinquencies decreased $4.1 million in 2005, and as a result, total delinquencies as a percentage of total loans outstanding were 0.22% in 2005 compared to 0.34% in 2004. Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2005	2004	2003	2002	2001
Contractual interest income due on loans in non-accrual status during the year	$1,665	$1,407	$1,190	$1,548	$2,366
Interest income actually received and recorded	41	91	124	171	515

Interest income lost on non-accrual loans	$1,624	$1,316	$1,066	$1,377	$1,851

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2005	2004	2003	2002	2001
Balance at beginning of year	$46,169	$35,539	$33,425	$34,611	$38,374
Provision for loan losses	5,023	7,534	11,122	10,956	18,746
Allowance of acquired bank	—	12,085	—	—	—
Transfer letters of credit allowance to other liablities	—	—	(262)	—	—
Allowance related to securitized loans	—	—	—	—	(690)
Loans charged-off:
Originated and acquired residential mortgage	2,535	6,139	7,658	11,850	15,084
Other consumer	2,565	2,980	3,602	3,454	3,122

Total consumer	5,100	9,119	11,260	15,304	18,206
Commercial real estate mortgage	107	207	—	—	—
Commercial real estate construction	—	712	—	—	—
Commercial business	5,841	3,443	986	1,680	5,575

Total charge-offs	11,048	13,481	12,246	16,984	23,781

Recoveries:
Originated and acquired residential mortgage	1,603	2,121	1,952	3,174	796
Other consumer	1,450	1,491	1,321	985	1,007

Total consumer	3,053	3,612	3,273	4,159	1,803
Commercial real estate mortgage	—	—	—	155	31
Residential real estate construction	32	—	—	—	—
Commercial real estate construction	67	—	—	—	—
Commercial business	2,343	880	227	528	128

Total recoveries	5,495	4,492	3,500	4,842	1,962

Net charge-offs	5,553	8,989	8,746	12,142	21,819

Balance at end of year	$45,639	$46,169	$35,539	$33,425	$34,611

Balances:
Loans - year-end	$3,695,381	$3,559,880	$2,784,546	$2,560,563	$2,776,893
Loans - average	3,605,459	3,285,928	2,596,302	2,658,839	3,083,015
Ratios:
Net charge-offs to average loans	0.15%	0.27%	0.34%	0.46%	0.71%
Allowance for loan losses to year-end loans	1.24	1.30	1.28	1.31	1.25
Allowance for loan losses to non-performing loans	177.78	179.56	159.25	158.16	120.01

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(dollars in thousands)	2005	%	2004	%	2003	%	2002	%	2001	%
Consumer	$5,347	11.8%	$7,817	16.9%	$8,881	25.0%	$10,432	31.2%	$12,608	36.5%
Commercial real estate mortgage	7,209	15.8	7,891	17.1	7,033	19.8	4,952	14.8	4,025	11.6
Residential real estate construction	5,905	12.9	4,438	9.6	3,568	10.0	2,673	8.0	1,942	5.6
Commercial real estate construction	5,215	11.4	5,347	11.6	4,618	13.0	5,169	15.5	3,870	11.2
Commercial business	15,466	33.9	14,591	31.6	6,139	17.3	7,199	21.5	9,353	27.0
Unallocated	6,497	14.2	6,085	13.2	5,300	14.9	3,000	9.0	2,813	8.1

Total allowance for loan losses	$45,639	100.0%	$46,169	100.0%	$35,539	100.0%	$33,425	100.0%	$34,611	100.0%

The application of Provident’s collection and credit standards and the continuation of reasonably strong economic conditions resulted in lower net charge-offs compared to 2004. Net charge-offs for 2005 were $5.6 million compared to $9.0 million in 2004. For 2005, net charge-offs exceeded the provision for loan losses by $530 thousand. The allowance as a percentage of loans outstanding decreased from 1.30% at December 31, 2004 to 1.24% at December 31, 2005. The allowance coverage remained fairly consistent, with coverage of 178% of non-performing loans at December 31, 2005, compared to 180% at December 31, 2004. Portfolio-wide net charge-offs represented 0.15% of average loans in 2005, down from 0.27% in 2004. For consumer portfolios that experienced losses, the twelve-month rolling loss rates in each of the portfolios continued to be at their lowest levels in several years. As a result of the acquisition of Southern Financial in 2004, the Corporation recorded an additional allowance of $12.1 million, or approximately 1.7% of the loans acquired.

Management believes that the allowance at December 31, 2005 represents its best estimate of probable losses inherent in the portfolio and that it uses relevant information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

	Year ended December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Deposits:
Noninterest-bearing	$808,137	$730,889	$77,248	10.6%
Interest-bearing demand	574,631	494,729	79,902	16.2
Money market	582,547	568,776	13,771	2.4
Savings	737,251	750,587	(13,336)	(1.8)
Direct time deposits	815,082	799,679	15,403	1.9
Brokered time deposits	384,701	308,605	76,096	24.7

Total average deposits	3,902,349	3,653,265	249,084	6.8

Borrowings:
Fed funds	272,633	292,115	(19,482)	(6.7)
FHLB borrowings	1,021,169	1,053,974	(32,805)	(3.1)
Repos and other	373,392	356,827	16,565	4.6
Trust preferred securities	147,312	160,350	(13,038)	(8.1)

Total average borrowings	1,814,506	1,863,266	(48,760)	(2.6)

Total average deposits and borrowings	$5,716,855	$5,516,531	$200,324	3.6

Average deposits increased $249 million, or 7%, in 2005. The deposit growth came from all the deposit sources (consumer, commercial and brokered) in 2005 and was positively impacted by having Southern Financial’s deposit base for twelve months compared to eight months in 2004. Deposits from consumers grew $56 million, or 2%, while deposits from commercial businesses grew $117 million, or 16%. Brokered deposits increased by 25%, or $76 million, since it was a less expensive alternative to borrowing.

Average borrowings declined by $49 million, or 2.6% from 2004 to 2005. However, the Corporation does not believe that the average year over year decline is necessarily reflective of the Corporation’s current use of borrowings as a source of funding because borrowings in 2004 increased significantly due to the acquisition of Southern Financial. In contrast, total borrowings declined throughout 2005. From December 31, 2004 to December 31, 2005, borrowings fell by $556 million, from $2.1 billion at December 2004 to $1.6 billion at December 31, 2005. The reductions were accompanied by a $216 million reduction in total assets and a $344 million increase in deposits over the same time period in 2004. The decrease in borrowing balances was widespread: short-term borrowings were reduced by $270 million and long term by $286 million. These reductions reflect management’s strategy to reduce lower spread non-core assets and liabilities.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet funding needs for the foreseeable future.

The Bank’s primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At December 31, 2005, $1.2 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $900 million. An excess liquidity position of $691 million remains after covering $233 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that are available as a contingent funding source.

The Bank also has several unsecured funding sources available should the need arise. At December 31, 2005, the Bank possessed over $900 million of overnight borrowing capacity, of which only $185 million was in use at year-end. The brokered CD and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In 2005, the Bank issued $167 million of brokered CDs at favorable pricing levels.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At December 31, 2005, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Investment portfolio liquidity has been enhanced by the addition of approximately $500 million of LIBOR floating rate securities over 2004 and 2005, primarily replacing fixed rate MBS. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer and residential loan portfolios are saleable in an efficient market.

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

Contractual Obligations, Commitments and Off-Balance Sheet Arrangements

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

The following table summarizes significant contractual obligations and commitments at December 31, 2005 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 7)	$12,869	$23,031	$16,142	$26,151	$78,193
Long-term debt (Note 12)	346,557	313,278	120,607	139,580	920,022

Total contractual payment obligations	$359,426	$336,309	$136,749	$165,731	$998,215

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2005 were as follows:

(in thousands)	2005
Commercial business and real estate	$861,556
Consumer revolving credit	669,878
Residential mortgage credit	12,497
Performance standby letters of credit	105,502
Commercial letters of credit	4,064

Total loan commitments	$1,653,497

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At December 31, 2005, the Corporation did not have any firm commitments to purchase loans.

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

Management continually monitors Prime/LIBOR basis risk and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced from the Prime rate while much of the liability portfolio is priced using the CD yield curve or LIBOR yield curve. These different yield curves are highly correlated but do not move in lock-step with one another. Additionally, management routinely monitors and limits the gap between assets and liabilities subject to repricing on a monthly, quarterly, semiannual and annual basis.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on January 1, 2005 for the December 31, 2004 data and on January 1, 2006 for the December 31, 2005 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

The projected outcomes presented below are based on a balance sheet growth forecast and parallel shifts in interest rates, i.e. all interest rates moving by the same amount. Management models many non-parallel rate change scenarios as well, including several yield-curve flattening scenarios. The results of each scenario differ; however, the results below are an accurate indication of the magnitude and direction of the Corporation’s interest rate risk.

	Projected Percentage Change in Net Interest Income at December 31
Interest Rate Scenario	2005	2004
-100 basis points	-3.4%	-3.4%
No change	—	—
+100 basis points	+1.8%	+1.4%
+200 basis points	+3.2%	+1.6%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.5% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. The Corporation’s interest rate risk profile is little changed from 2004 to 2005, reflecting management’s intentions to maintain a low level of interest rate risk and to benefit modestly from a rising rate environment.

The Corporation maintains an overall interest rate management strategy that incorporates structuring of investments, purchased funds, variable rate loan products, and derivatives in order to minimize significant fluctuations in earnings or market values. The Bank continues to employ hedges to mitigate interest rate risk. Borrowings totaling $299 million have been employed which reset their rates monthly or quarterly based on the level of long-term interest rates – specifically, the 10-year constant maturity swap rate – rather than short-term rates, to offset the effect of mortgage prepayments on asset yields. There is a high correlation between changes in the 10-year constant maturity swap rate and the 30-year mortgage rate. Additionally, $168 million notional amount in interest rate swaps were in force to reduce interest rate risk, and $165 million of interest rate caps were employed to protect the interest margin from rising interest rates in the future.

Capital Resources

Total stockholders’ equity was $630 million at December 31, 2005, an increase of $12.1 million from December 31, 2004. The change in stockholders’ equity for the year was attributable to $73.0 million in earnings that was partially offset by dividends paid of $35.7 million. Net accumulated other comprehensive loss increased by $15.6 million during the year primarily due to the impact of rising rates and the market value of the debt securities; capital was also reduced by $22.6 million from the repurchase of 684,962 shares of the Corporation’s common stock at an average price of $32.97. The Corporation is authorized to repurchase an additional 1,237,865 shares under its stock repurchase program.

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

(dollars in thousands)	December 31, 2005	December 31, 2004
Total equity capital per consolidated financial statements	$630,495	$618,423
Qualifying trust preferred securities	129,000	164,000
Minimum pension liability	(1,196)	(1,365)
Accumulated other comprehensive loss	17,283	1,635

Adjusted capital	775,582	782,693
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(265,794)	(269,078)

Total tier 1 capital	509,788	513,615

Adjustments for tier 2 capital:
Allowance for loan losses	45,639	46,169
Allowance for letter of credit losses	467	474

Total tier 2 capital adjustments	46,106	46,643

Total regulatory capital	$555,894	$560,258
			Minimum Regulatory Requirements	To be “Well Capitalized”
Risk-weighted assets	$4,645,900	$4,346,229
Quarterly regulatory average assets	6,070,270	6,198,284

Ratios:
Tier 1 leverage	8.40%	8.29%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.97	11.82	4.00	6.00
Total regulatory capital to risk-weighted assets	11.97	12.89	8.00	10.00

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures issued to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. Additionally, on July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures issued to Southern Financial Capital Trust I. The Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity of July 15, 2030. As of December 31, 2005, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Financial Highlights

Provident reported record earnings of $73 million or $2.17 per diluted share for the year ended December 31, 2005 compared to $62 million and $2.00 per diluted share for the year ended December 31, 2004. Earnings for 2005 included the negative impact of $0.02 per share associated with a change in lease accounting. Increases of $19 million in the net interest margin after provision for loan losses and $11.5 million in non-interest income more than offset a $17 million increase in non-interest expense and a $2.6 million increase in income tax expense, resulting in an $11.0 million increase in net income. Return on assets increased from 1.02% to 1.14% for 2005 while return on common equity decreased from 12.1% to 11.6% in 2005. The financial results in 2005 reflect the Corporation’s continued commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances, however, accrued interest income has been excluded from these loans. The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

	2005			2004			2003
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$565,693	$33,081	5.85%	$713,648	$43,215	6.06%	$670,610	$44,322	6.61%
Home equity	802,723	45,214	5.63	599,515	28,631	4.78	420,584	21,393	5.09
Marine	425,571	22,187	5.21	448,833	23,206	5.17	446,083	25,035	5.61
Other consumer	35,648	2,984	8.37	47,021	3,603	7.66	62,380	4,887	7.83
Commercial mortgage	479,726	30,016	6.26	427,892	23,832	5.57	280,866	16,484	5.87
Residential construction	330,766	22,954	6.94	208,467	10,671	5.12	147,359	7,307	4.96
Commercial construction	298,780	18,693	6.26	255,845	11,066	4.33	200,160	7,567	3.78
Commercial business	666,552	43,341	6.50	584,707	34,270	5.86	368,260	21,169	5.75

Total loans	3,605,459	218,470	6.06	3,285,928	178,494	5.43	2,596,302	148,164	5.71

Loans held for sale	7,368	441	5.99	6,330	382	6.03	9,909	562	5.67
Short-term investments	7,529	219	2.91	9,195	151	1.64	2,506	25	1.00
Taxable investment securities	2,026,440	95,230	4.70	2,169,027	93,598	4.32	2,031,838	90,727	4.47
Tax-advantaged investment securities (2)(4)	17,977	1,207	6.71	16,097	1,184	7.36	18,936	1,315	6.94

Total investment securities	2,044,417	96,437	4.72	2,185,124	94,782	4.34	2,050,774	92,042	4.49

Total interest-earning assets	5,664,773	315,567	5.57	5,486,577	273,809	4.99	4,659,491	240,793	5.17

Less: allowance for loan losses	(46,001)			(43,511)			(33,739)
Cash and due from banks	139,643			133,544			112,858
Other assets	622,983			485,001			253,165

Total assets	$6,381,398			$6,061,611			$4,991,775

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$574,631	2,118	0.37	$494,729	977	0.20	$428,992	1,139	0.27
Money market deposits	582,547	10,782	1.85	568,776	5,617	0.99	452,019	5,425	1.20
Savings deposits	737,251	2,135	0.29	750,587	2,188	0.29	700,188	3,289	0.47
Direct time deposits	815,082	21,485	2.64	799,679	16,034	2.01	710,489	18,114	2.55
Brokered time deposits	384,701	17,298	4.50	308,605	16,419	5.32	317,632	19,583	6.17
Short-term borrowings	765,239	21,326	2.79	711,751	9,037	1.27	495,571	4,957	1.00
Long-term debt	1,049,267	40,948	3.90	1,151,515	40,546	3.52	1,020,090	38,732	3.80

Total interest-bearing liabilities	4,908,718	116,092	2.37	4,785,642	90,818	1.90	4,124,981	91,239	2.21

Noninterest-bearing demand deposits	808,137			730,889			533,724
Other liabilities	35,189			32,227			20,699
Stockholders’ equity	629,354			512,853			312,371

Total liabilities and stockholders’ equity	$6,381,398			$6,061,611			$4,991,775

Net interest-earning assets	$756,055			$700,935			$534,510

Net interest income (tax-equivalent)		199,475			182,991			149,554
Less: tax-equivalent adjustment		(765)			(778)			(674)

Net interest income		$198,710			$182,213			$148,880

Net yield on interest-earning assets (4)			3.52%			3.34%			3.21%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

	2005/2004 Increase/(Decrease)				2004/2003 Increase/(Decrease)				2005/2004 Income/Expense Variance Due to Change In		2004/2003 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$(147,955)	(20.7)%	$(10,134)	(23.5)%	$43,038	6.4%	$(1,107)	(2.5)%	$(1,438)	$(8,696)	$(3,848)	$2,741
Home equity	203,208	33.9	16,583	57.9	178,931	42.5	7,238	33.8	5,740	10,843	(1,377)	8,615
Marine	(23,262)	(5.2)	(1,019)	(4.4)	2,750	0.6	(1,829)	(7.3)	193	(1,212)	(1,982)	153
Other consumer	(11,373)	(24.2)	(619)	(17.2)	(15,359)	(24.6)	(1,284)	(26.3)	311	(930)	(105)	(1,179)
Commercial mortgage	51,834	12.1	6,184	25.9	147,026	52.3	7,348	44.6	3,121	3,063	(880)	8,228
Residential construction	122,299	58.7	12,283	115.1	61,108	41.5	3,364	46.0	4,637	7,646	243	3,121
Commercial construction	42,935	16.8	7,627	68.9	55,685	27.8	3,499	46.2	5,544	2,083	1,194	2,305
Commercial business	81,845	14.0	9,071	26.5	216,447	58.8	13,101	61.9	3,979	5,092	423	12,678

Total loans	319,531	9.7	39,976	22.4	689,626	26.6	30,330	20.5

Loans held for sale	1,038	16.4	59	15.4	(3,579)	(36.1)	(180)	(32.0)	(3)	62	34	(214)
Short-term investments	(1,666)	(18.1)	68	45.0	6,689	266.9	126	504.0	99	(31)	24	102
Taxable investment securities	(142,587)	(6.6)	1,632	1.7	137,189	6.8	2,871	3.2	8,018	(6,386)	(3,117)	5,988
Tax-advantaged investment securities (2) (4)	1,880	11.7	23	1.9	(2,839)	(15.0)	(131)	(10.0)	(108)	131	75	(206)

Total investment securities	(140,707)	(6.4)	1,655	1.7	134,350	6.6	2,740	3.0

Total interest-earning assets	178,196	3.2	41,758	15.3	827,086	17.8	33,016	13.7	32,639	9,119	(8,497)	41,513

Less: allowance for loan losses	(2,490)	5.7			(9,772)	29.0
Cash and due from banks	6,099	4.6			20,686	18.3
Other assets	137,982	28.4			231,836	91.6

Total assets	$319,787	5.3			$1,069,836	21.4

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$79,902	16.2	1,141	116.8	$65,737	15.3	(162)	(14.2)	961	180	(320)	158
Money market deposits	13,771	2.4	5,165	92.0	116,757	25.8	192	3.5	5,026	139	(1,062)	1,254
Savings deposits	(13,336)	(1.8)	(53)	(2.4)	50,399	7.2	(1,101)	(33.5)	(14)	(39)	(1,324)	223
Direct time deposits	15,403	1.9	5,451	34.0	89,190	12.6	(2,080)	(11.5)	5,136	315	(4,174)	2,094
Brokered time deposits	76,096	24.7	879	5.4	(9,027)	(2.8)	(3,164)	(16.2)	(2,785)	3,664	(2,620)	(544)
Short-term borrowings	53,488	7.5	12,289	136.0	216,180	43.6	4,080	82.3	11,562	727	1,558	2,522
Long-term debt	(102,248)	(8.9)	402	1.0	131,425	12.9	1,814	4.7	4,178	(3,776)	(2,945)	4,759

Total interest-bearing liabilities	123,076	2.6	25,274	27.8	660,661	16.0	(421)	(0.5)	22,884	2,390	(13,934)	13,513

Noninterest-bearing demand deposits	77,248	10.6			197,165	36.9
Other liabilities	2,962	9.2			11,528	55.7
Stockholders’ equity	116,501	22.7			200,482	64.2

Total liabilities and stockholders’ equity	$319,787	5.3			$1,069,836	21.4

Net interest-earning assets	$55,120	7.9			$166,425	31.1

Net interest income (tax-equivalent)			16,484	9.0			33,437	22.4	$9,755	$6,729	$5,437	$28,000
Less: tax-equivalent adjustment			13	(1.7)			(104)	15.4

Net interest income			$16,497	9.1			$33,333	22.4

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

The net interest margin, on a tax-equivalent basis, increased 18 basis points to 3.52% and was driven by the continuation of the balance sheet transitioning and by the solid growth in core lending activities. Management’s strategy to replace lower net interest-earning assets with higher net interest-earning assets has been very successful. The Corporation has seen solid loan growth in its home equity and construction loan portfolios since the same period a year ago. Growth in these portfolios was offset by planned declines in non-core investments, originated and acquired residential portfolios. Overall, average earning assets increased $178.2 million to $5.7 billion, augmented by net loan growth of $319.5 million offset by a $140.7 million reduction in investment securities. The yields on investments and loans grew 38 and 63 basis points, respectively. The yield increase in the portfolio was the result of a balance sheet restructuring program which placed greater emphasis on variable rate securities, as well as a decline in prepayments. Interest-bearing liabilities increased $123.1 million while the average rate paid increased 47 basis points. The increase in the average rate paid was primarily due to rising interest rates that impacted interest-bearing demand deposits, money market deposits, short-term borrowings and long-term debt. Interest expense benefited from a $77 million increase in average noninterest-bearing deposit balances during the year.

The 5.57% yield on earning assets correspondingly increased as a result of rising interest rates and the product mix of loans that more than offset the increased funding costs of 2.37%. Net interest income on a tax-equivalent basis was $199 million in 2005, compared to $183 million in 2004. Total interest income increased $42 million and total interest expense increased $25 million resulting in the growth in net interest income of $16 million.

The Corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $583 thousand and interest expense increased by $896 thousand, for a total decrease of $1.5 million in net interest income relating to derivative transactions for the year ended December 31, 2005.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $5.0 million in 2005 compared to $7.5 million in 2004. Net charge-offs were $5.6 million, or 0.15% of average loans in 2005, compared to $9.0 million, or 0.27% of average loans, in 2004. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.11% in 2005 compared to 0.30% in 2004. During 2005, net charge-offs in the originated and acquired residential mortgage portfolio declined from 0.56% in 2004 to 0.16% in 2005. Other consumer loans net charge-offs declined from 0.14% in 2004 to 0.09% in 2005. Both consumer portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Total commercial net charge-offs as a percentage of average commercial loans were 0.20%, a decrease from 0.24% in 2004. The decline in charge-offs in both the consumer and commercial portfolios is a reflection of management’s credit policies and strategy of shifting the balance sheet to core loan portfolios.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended December 31.

Non-Interest Income Summary:

(dollars in thousands)	2005	2004	$ Variance	% Variance
Service charges on deposit accounts	$88,534	$81,885	$6,649	8.1%
Commissions and fees	5,003	4,584	419	9.1
Other non-interest income:
Other loan fees	4,314	3,698	616	16.7
Cash surrender value income	7,145	4,493	2,652	59.0
Mortgage banking fees and services	528	101	427	422.8
Other	6,548	6,079	469	7.7

Non-interest income before net gains (losses) and cash settlement on swaps	112,072	100,840	11,232	11.1
Net gains (losses):
Securities	818	(3,231)	4,049	(125.3)
Extinguishment of debt	(51)	(2,362)	2,311	(97.8)
Asset sales	525	(180)	705	(391.7)

Net gains (losses)	1,292	(5,773)	7,065	(122.4)
Net derivative gains (losses) on swaps	(4,367)	2,432	(6,799)	(279.6)
Net cash settlement on swaps	3,512	3,469	43	1.2

Total non-interest income	$112,509	$100,968	$11,541	11.4

Total non-interest income excluding gains (losses)	$115,584	$104,309	$11,275	10.8%

Total non-interest income increased $11.5 million to $112.5 million in 2005. Total non-interest income, excluding the net gains (losses) and derivative gains (losses) described below, increased 10.8% to $115.6 million in 2005.

The improvement in non-interest income continues to be driven by deposit fee income, which increased $6.6 million, or 8.1%, to $88.5 million in 2005. The increase in deposit fee income is mainly in consumer deposit fees, which were a result of implementing a number of fundamental processing changes along with the addition of new branches via de-novo expansion and the acquisition of Southern Financial. Approximately $1.7 million of the increase in deposit fees was from the addition of Southern Financial for twelve months in 2005 compared to eight months in 2004. In addition, de-novo expansion represented the full year effect of one new banking office opened in 2004, as well as three new banking offices opened in 2005. This expansion increased deposit fees by $201 thousand over 2004. The remaining $4.7 million was a result of the processing changes mentioned above along with an increase in debit card usage.

Commissions and fees improved 9.1%, or $419 thousand, to $5.0 million in 2005 due to increased sales by PIC, the Bank’s wholly owned subsidiary which offers securities brokerage through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other non-interest income increased $4.2 million to $18.5 million, due to income associated with bank owned life insurance, mortgage banking fees and other fees.

The Corporation recorded $1.3 million in net gains in 2005, compared to net losses of $5.8 million in 2004. The net gains in 2005 were composed primarily of $818 thousand in net gains on the sales of securities and $525 thousand net gains from the disposition of loans, foreclosed property and fixed assets. The net losses in 2004 were composed of $2.4 million in losses on the extinguishment of debt and $3.2 million in losses on the sale of securities. The disposition of loans, foreclosed property and fixed assets that occur in the ordinary course of business had minimal impact in 2004. In 2005 and 2004, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with the derivatives were recorded in non-interest income. Derivative losses on swaps were $4.4 million for the year ending December 31, 2005, compared to a $2.4 million gain in 2004.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps was $3.5 million for each of the years ending December 31, 2004 and 2005.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense for the years ended December 31.

Non-Interest Expense Summary:

(dollars in thousands)	2005	2004	$ Variance	% Variance
Salaries and employee benefits	$101,338	$90,024	$11,314	12.6%
Occupancy expense, net	22,554	18,871	3,683	19.5
Furniture and equipment	14,663	13,295	1,368	10.3
External processing fees	20,357	22,763	(2,406)	(10.6)
Advertising and promotion	9,540	9,407	133	1.4
Communication and postage	7,137	6,764	373	5.5
Printing and supplies	3,161	2,762	399	14.4
Regulatory fees	1,019	955	64	6.7
Professional services	7,230	3,385	3,845	113.6
Merger expense	—	3,541	(3,541)	(100.0)
Other non-interest expense	13,738	11,961	1,777	14.9

Total non-interest expense	$200,737	$183,728	$17,009	9.3

Non-interest expense of $200.7 million for 2005 was $17.0 million higher than 2004. Approximately $4.6 million of this increase was attributable to the Corporation’s merger with Southern Financial in April 30, 2004, resulting in twelve months of expense in 2005 while 2004 includes only eight months. In addition, 2004 included a merger expense of $3.5 million. The current year includes a reduction to salaries and employee benefits of $1.2 million related to the Corporation’s termination of a post-retirement benefit plan. This amount was offset by a $537 thousand non-recurring charge to the Company’s benefit plans relating to the Corporation’s 401K plan and the acceleration of stock options. In addition, occupancy expense for 2005 includes a one-time charge of $1.0 million to account for escalating lease payments. The Bank’s de-novo banking expansion activity increased non-interest expense by $1.2 million in 2005, impacting salaries and employee benefits, occupancy and premises and equipment. Professional services included a $4.1 million in costs related to corporate governance compliance efforts, including Sarbanes-Oxley and other regulatory requirements. External processing included a reduction of $1.6 million relating to renegotiated contracts with external processing vendors. Additional items contributing to this increase were employee incentives, a mutual separation agreement with an executive who departed the Corporation along with costs associated with the infrastructure changes necessary to support the larger geographic region, as well as variable costs associated with loan and deposit growth.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $2.2 million at December 31, 2005 versus $1.7 million at December 31, 2004. The valuation allowance relates to additional state net operating losses that are unlikely to be utilized in the foreseeable future.

In 2005, the Corporation recorded income tax expense of $32.5 million on pre-tax income of $105.5 million, an effective tax rate of 30.8%. In 2004, the Corporation recorded income tax expense of $29.9 million on pre-tax income of $91.9 million, an effective tax rate of 32.6%. The decline in the effective tax rate for 2005 was mainly due to higher tax-advantaged income and low income housing credits.

Consolidated Quarterly Summary Results of Operations for 2005 and 2004:

	2005				2004
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$83,147	$79,195	$77,273	$75,187	$73,987	$72,322	$66,859	$59,863
Interest expense	32,639	29,102	27,880	26,471	24,949	23,972	22,953	18,944

Net interest income	50,508	50,093	49,393	48,716	49,038	48,350	43,906	40,919
Provision for loan losses	400	826	2,222	1,575	1,505	2,107	1,530	2,392

Net interest income after provision for loan losses	50,108	49,267	47,171	47,141	47,533	46,243	42,376	38,527
Non-interest income	28,544	27,737	33,184	23,044	28,790	31,282	23,199	17,697
Non-interest expense	51,657	50,649	50,957	47,474	48,951	48,007	46,161	40,609

Income before income taxes	26,995	26,355	29,398	22,711	27,372	29,518	19,414	15,615
Income tax expense	8,025	8,102	9,421	6,961	8,519	10,011	6,491	4,918

Net income	$18,970	$18,253	$19,977	$15,750	$18,853	$19,507	$12,923	$10,697

Per share amounts:
Net income - basic	$0.58	$0.55	$0.61	$0.48	$0.57	$0.59	$0.43	$0.43
Net income - diluted	0.57	0.54	0.60	0.47	0.56	0.58	0.42	0.42

RESULTS OF OPERATIONS

For the Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2004	2003	$ Variance	% Variance
Interest income	$273,031	$240,119	$32,912	13.7%
Interest expense	90,818	91,239	(421)	(0.5)

Net interest income	182,213	148,880	33,333	22.4
Provision for loan losses	7,534	11,122	(3,588)	(32.3)

Net interest income after provision for loan losses	174,679	137,758	36,921	26.8
Non-interest income	100,840	92,752	8,088	8.7
Net losses	(5,773)	(4,379)	(1,394)	31.8
Net derivative gains on swaps	2,432	—	2,432	—
Net cash settlement on swaps	3,469	—	3,469	—
Non-interest expense	183,728	157,261	26,467	16.8

Income before income taxes	91,919	68,870	23,049	33.5
Income tax expense	29,939	17,415	12,524	71.9

Net income	$61,980	$51,455	$10,525	20.5

Financial Highlights

Provident’s banking growth, including the Southern Financial merger, translated to record earnings for 2004. The Corporation recorded net income of $62.0 million in 2004, a 20.5% increase over 2003. Diluted earnings per share were $2.00 and $2.05 for 2004 and 2003, respectively. Earnings for 2004 included the negative impacts of $0.18 per share in net securities losses associated with the balance sheet restructure in the second quarter and $0.07 per share of merger costs. Increases of $36.9 million in the net interest margin after provision for loan losses and $12.6 million in non-interest income more than offset a $26.5 million increase in non-interest expense and a $12.5 million increase in income tax expense, resulting in a $10.5 million increase in net income. Return on assets and return on common equity decreased from 1.03% and 16.47%, respectively, for 2003 to 1.02% and 12.09%, respectively, for 2004. The decrease in return on equity was a result of the issuance of additional common equity in the Southern Financial merger in 2004. The financial results in 2004 reflect the Corporation’s commitment to produce positive core results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

Net Interest Income

Net interest income on a tax-equivalent basis increased $33.4 million to $183.0 million in 2004 from $149.6 million in 2003. The net interest margin expanded to 3.34% from 3.21%, despite a challenging rate environment. Total interest income increased $33.0 million while total interest expense declined $421 thousand. The overall improvement in net interest income and the net yield is partially a result of the addition of Southern Financial’s assets and liabilities for the last eight months of 2004.

While total interest income increased $33.0 million from 2003 to 2004, the yield on earning assets declined to 4.99% in 2004 compared to 5.17% in 2003. The 18 basis point reduction in net yield reflects the impact of repayments and refinancings caused generally by the lower interest rates that prevailed during 2004. The effects of the lower rates on net interest income were mitigated by the addition of loans associated with the Southern Financial merger and the organic Provident loan growth in the year. The restructure of the balance sheet in the second quarter of 2004, in which $415 million in low margin securities were liquidated coincident with the merger, had a positive impact on the margin. Interest income lost from non-accruing loans was $1.3 million in 2004, compared to $1.1 million in 2003.

The average rate paid on interest-bearing liabilities declined to 1.90% in 2004 from 2.21% in 2003. The primary cause of the 31 basis point decline came from the rates paid on brokered time deposits whose average rate paid declined from 6.17% in 2003 to 5.26% in 2004. The rate paid on interest-bearing liabilities also benefited from the extinguishment of $265 million in debt and lower rates paid on direct time deposits. The debt was substantially replaced with borrowings bearing lower interest rates. The $197 million increase in noninterest-bearing deposits also had a positive impact on the net yield as an interest free source of funds.

As a result of derivative transactions undertaken to mitigate the effect of interest rate risk on the Bank, interest income decreased by $1.6 million and interest expense increased by $896 thousand, resulting in a decrease of $2.4 million in net interest income relating to derivative transactions for the year ending December 31, 2004.

Provision for Loan Losses

The Corporation emphasized quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $7.5 million in 2004 compared to $11.1 million in 2003. Net charge-offs were $9.0 million, or 0.27% of average loans, in 2004 compared to $8.7 million, or 0.34% of average loans in 2003. Consumer loan net charge-offs as a percentage of average consumer loans were 0.30% in 2004 compared to 0.50% in 2003. During 2004, net charge-offs in the acquired residential mortgage and other consumer loans declined $1.8 million and $800 thousand, respectively. Both portfolios experienced an improvement in net charge-offs as a percentage of average loans in their respective portfolios. Beginning in late 2004, the Corporation changed its policy with respect to net charge-offs of demand deposit overdrafts reclassified as loans. Previously, net charge-offs were reflected in other non-interest expense. These net charge-offs are now part of the allowance for loan losses, in order to be consistent with the treatment of all other loans.

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

Non-Interest Income

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

Commissions and fees of $4.6 million were flat in 2004 due to continued compression in the commission rates received by PIC. Other non-interest income increased $2.1 million to $14.4 million, due to income associated with bank owned life insurance.

The Corporation recorded $5.8 million in net losses in 2004, compared to net losses of $4.4 million in 2003. The net losses in 2004 were composed primarily of $3.2 million in net losses on the sales of securities and $2.4 million in losses on the extinguishment of debt. The net losses in 2003 were composed of $15.3 million in losses on the extinguishment of debt that were partially offset by $9.1 million in net gains on the sales of securities. The disposition of loans, foreclosed property and fixed assets that occur in the ordinary course of business had minimal impact in 2004 and resulted in a $1.8 million net gain in 2003. Net derivative gains on swaps were $2.4 million for the year ended December 31, 2004. In 2004, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains associated with the derivatives were recorded in non-interest income.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps was $3.5 million for the year ended December 31, 2004. As a result of losing hedge accounting treatment in 2004, the net cash settlements on non-designated interest rate swaps were recorded as part of non-interest income. In 2003, the net cash settlements were included as part of net interest income.

Non-Interest Expense

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

RECENT ACCOUNTING DEVELOPMENTS

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Share-Based Payment” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission (“SEC”) deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as costs of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). At December 31, 2005 all stock options were vested. Management has evaluated the potential impact of SFAS No. 123R and determined that it will result in additional compensation expense in 2006 based upon the number and fair value of options granted in the future.

On December 30, 2005, the Corporation approved the accelerated vesting of all currently outstanding unvested stock options to purchase 612,732 shares of the Corporation’s common stock granted through 2005. As a result of the accelerated vesting, these stock options, which otherwise would have vested from time to time through February 2008, became immediately exercisable. The acceleration included options held by directors and executive officers as well as employees of the Corporation. Of the 612,732 stock options for which vesting was accelerated, all except 7,500 were “in the money” options having exercise prices from $27.46 to $33.66 per share. The options not in the money were issued under strike prices ranging from $35.11 to $36.06 per share. Based upon the closing price of the Corporation’s common stock as of December 30, 2005, the Corporation recognized a pre-tax charge of $158,000 in 2005.

The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Corporation would otherwise be required to recognize with respect to these unvested stock options upon adoption of SFAS No. 123R. The accelerated vesting of these options eliminated potential pre-tax compensation expense recognition in future periods of approximately $2.7 million. Therefore, pro forma amounts may not be representative of future expense since the estimated fair value of stock options is amortized to expense over the various vesting periods and additional options may be granted in future periods.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. The adoption of SFAS No. 154 will not have any impact on the results of operations of the Corporation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 10 and “Risk Management” on page 24 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Provident Bankshares Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Provident Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of Provident Bankshares Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Provident Bankshares Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Provident Bankshares Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of Provident Bankshares Corporation and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

March 15, 2006

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31,
(dollars in thousands, except share amounts)	2005	2004
Assets:
Cash and due from banks	$159,474	$124,664
Short-term investments	3,992	9,658
Mortgage loans held for sale	8,169	6,520
Securities available for sale	1,794,086	2,186,395
Securities held to maturity	111,269	114,671
Loans	3,695,381	3,559,880
Less allowance for loan losses	45,639	46,169

Net loans	3,649,742	3,513,711

Premises and equipment, net	65,893	63,413
Accrued interest receivable	31,766	28,669
Goodwill	254,855	256,241
Intangible assets	10,765	12,649
Other assets	265,915	254,825

Total assets	$6,355,926	$6,571,416

Liabilities:
Deposits:
Noninterest-bearing	$860,023	$811,917
Interest-bearing	3,264,444	2,968,070

Total deposits	4,124,467	3,779,987

Short-term borrowings	647,752	917,893
Long-term debt	920,022	1,205,833
Accrued expenses and other liabilities	33,190	49,280

Total liabilities	5,725,431	5,952,993

Commitments and Contingencies (Notes 7 and 15)

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,386,297 and 40,870,602 shares at December 31, 2005 and 2004, respectively	41,386	40,871
Additional paid-in capital	565,239	552,671
Retained earnings	221,290	184,069
Net accumulated other comprehensive loss	(17,283)	(1,635)
Treasury stock at cost - 8,453,179 and 7,768,217 shares at December 31, 2005 and 2004, respectively	(180,137)	(157,553)

Total stockholders’ equity	630,495	618,423

Total liabilities and stockholders’ equity	$6,355,926	$6,571,416

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003
Interest Income:
Loans, including fees	$218,071	$177,961	$147,865
Investment securities	95,230	93,598	90,727
Tax-advantaged loans and securities	1,282	1,321	1,502
Short-term investments	219	151	25

Total interest income	314,802	273,031	240,119

Interest Expense:
Deposits	53,818	41,235	47,550
Short-term borrowings	21,326	9,037	4,957
Long-term debt	40,948	40,546	38,732

Total interest expense	116,092	90,818	91,239

Net interest income	198,710	182,213	148,880
Less provision for loan losses	5,023	7,534	11,122

Net interest income, after provision for loan losses	193,687	174,679	137,758

Non-Interest Income:
Service charges on deposit accounts	88,534	81,885	75,984
Commissions and fees	5,003	4,584	4,507
Net gains (losses)	1,292	(5,773)	(4,379)
Net derivative gains (losses) on swaps	(4,367)	2,432	—
Net cash settlement on swaps	3,512	3,469	—
Other non-interest income	18,535	14,371	12,261

Total non-interest income	112,509	100,968	88,373

Non-Interest Expense:
Salaries and employee benefits	101,338	90,024	79,354
Occupancy expense, net	22,554	18,871	15,730
Furniture and equipment expense	14,663	13,295	11,840
External processing fees	20,357	22,763	21,201
Merger expenses	—	3,541	—
Other non-interest expense	41,825	35,234	29,136

Total non-interest expense	200,737	183,728	157,261

Income before income taxes	105,459	91,919	68,870
Income tax expense	32,509	29,939	17,415

Net income	$72,950	$61,980	$51,455

Net Income Per Share Amounts:
Basic	$2.21	$2.05	$2.10
Diluted	$2.17	$2.00	$2.05

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Treasury Stock at Cost	Total Stockholders’ Equity
Balance at December 31, 2002	$31,737	$289,698	$124,862	$14,920	$(145,582)	$315,635
Net income - 2003	—	—	51,455	—	—	51,455
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(22,878)	—	(22,878)
Net loss on derivatives	—	—	—	(1,135)	—	(1,135)
Minimum pension liability adjustment	—	—	—	2,504	—	2,504

Total comprehensive income						29,946
Dividends paid ($0.93 per share)	—	—	(22,772)	—	—	(22,772)
Exercise of stock options (438,042 shares)	438	8,254	—	—	—	8,692
Purchase of treasury shares (277,716 shares)	—	—	—	—	(7,751)	(7,751)
Common stock issued under dividend reinvestment plan (38,532 shares)	39	976	—	—	—	1,015

Balance at December 31, 2003	32,214	298,928	153,545	(6,589)	(153,333)	324,765
Net income - 2004	—	—	61,980	—	—	61,980
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,215	—	5,215
Net gain on derivatives	—	—	—	1,104	—	1,104
Minimum pension liability adjustment	—	—	—	(1,365)	—	(1,365)

Total comprehensive income						66,934
Dividends paid ($1.01 per share)	—	—	(31,456)	—	—	(31,456)
Exercise of stock options (423,466 shares)	423	9,423	—	—	—	9,846
Issuance of stock for acquisition of Southern Financial Bancorp (8,190,234 shares)	8,190	242,986	—	—	—	251,176
Purchase of treasury shares (116,900 shares)	—	—	—	—	(4,220)	(4,220)
Common stock issued under dividend reinvestment plan (43,863 shares)	44	1,334	—	—	—	1,378

Balance at December 31, 2004	40,871	552,671	184,069	(1,635)	(157,553)	618,423
Net income - 2005	—	—	72,950	—	—	72,950
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(17,099)	—	(17,099)
Net gain on derivatives	—	—	—	1,282	—	1,282
Minimum pension liability adjustment	—	—	—	169	—	169

Total comprehensive income						57,302
Dividends paid ($1.09 per share)	—	—	(35,729)	—	—	(35,729)
Exercise of stock options and restricted stock (440,001 shares, 31,550 unvested restricted shares)	471	10,495	—	—	—	10,966
Revision of stock option vesting terms	—	609	—	—	—	609
Purchase of treasury shares (684,962 shares)	—	—	—	—	(22,584)	(22,584)
Common stock issued under dividend reinvestment plan (44,144 shares)	44	1,464	—	—	—	1,508

Balance at December 31, 2005	$41,386	$565,239	$221,290	$(17,283)	$(180,137)	$630,495

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Operating Activities:
Net income	$72,950	$61,980	$51,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,423	26,261	36,362
Provision for loan losses	5,023	7,534	11,122
Provision for deferred income tax (benefit)	(9,740)	4,594	4,408
Net (gains) losses	(1,292)	5,773	4,379
Net derivative (gains) losses	4,367	(2,432)	—
Originated loans held for sale	(78,857)	(74,871)	(115,893)
Proceeds from sales of loans held for sale	77,849	73,846	120,536
Net decrease (increase) in accrued interest receivable and other assets	2,144	(52,247)	(17,309)
Net decrease in accrued expenses and other liabilities	(5,340)	(492)	(10,707)

Total adjustments	20,577	(12,034)	32,898

Net cash provided by operating activities	93,527	49,946	84,353

Investing Activities:
Principal collections and maturities of securities available for sale	333,698	422,988	797,606
Principal collections and maturities of securities held to maturity	1,026	—	—
Proceeds from sales of securities available for sale	448,993	990,394	1,230,056
Purchases of securities available for sale	(430,400)	(1,056,567)	(2,219,661)
Loan originations and purchases less principal collections	(142,121)	(109,748)	(182,568)
Proceeds from business acquisition	—	27,872	—
Purchases of premises and equipment	(15,058)	(10,473)	(12,591)

Net cash provided (used) by investing activities	196,138	264,466	(387,158)

Financing Activities:
Net increase (decrease) in deposits	341,310	(318,781)	(108,417)
Net increase (decrease) in short-term borrowings	(270,141)	80,511	88,103
Proceeds from long-term debt	130,000	379,987	610,290
Payments and maturities of long-term debt	(416,460)	(425,540)	(286,362)
Proceeds from issuance of stock	13,083	11,224	9,707
Purchase of treasury stock	(22,584)	(4,220)	(7,751)
Cash dividends paid on common stock	(35,729)	(31,456)	(22,772)

Net cash provided (used) by financing activities	(260,521)	(308,275)	282,798

Increase (decrease) in cash and cash equivalents	29,144	6,137	(20,007)
Cash and cash equivalents at beginning of period	134,322	128,185	148,192

Cash and cash equivalents at end of period	$163,466	$134,322	$128,185

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$80,542	$66,473	$68,249
Income taxes paid	25,690	23,197	13,340
Stock issued for acquired company	—	251,176	—
Net securities available for sale transferred to held to maturity	—	115,442	—
Securities available for sale converted to loans	—	—	54,135

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2005

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

Use of Estimates

The Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s Consolidated Financial Statements.

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

Mortgage Loans Held for Sale

The Corporation underwrites and originates mortgage loans with the intent to sell them. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regards to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in net gains (losses). At December 31, 2005 and 2004, the Corporation did not retain any servicing on mortgage loans sold.

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

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The FDIC examines the Bank periodically and, accordingly, as part of this examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

Residual Values

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

The Corporation leases small office, medical and construction equipment to customers and accounts for the leases as operating leases. The equipment is reflected as premises and equipment on the Consolidated Statements of Condition. Operating lease rental income is recognized on a straight-line basis and reflected as other non-interest income in the Consolidated Statements of Income. Related depreciation expense is recorded on a straight-line basis over the life of the lease, taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment losses are recognized if the carrying amount of leased assets exceeds fair value and is not recoverable and reflected as net gains (losses). The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

Goodwill and Intangible Assets

For acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. Goodwill is tested at least annually for impairment. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives are amortized over their estimated remaining useful lives which are approximately 8 years.

Mortgage Servicing Rights

Mortgage servicing rights are reflected as a separate asset when the rights are acquired through the sale or purchase of financial assets, such as mortgage loans. Loans sold have a portion of the cost of originating the loan allocated to the servicing right based on the relative fair value which is based on the market prices for comparable mortgage servicing contracts or a valuation model that calculates the present value of estimated future servicing income. The valuation model incorporates assumptions such as cost to service, discount rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Servicing fee income, which is fees earned for servicing loans, is based on a contractual percentage of the outstanding principal or a fixed amount per loan and is recorded as earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing rights are evaluated for impairment on a periodic basis based on the fair value of the rights compared to the amortized cost. Impairment is recognized through a charge to non-interest income.

Other Real Estate Owned

At the time a loan is determined to be uncollectible, the underlying collateral is repossessed. At the time of repossession, the loan is reclassified as other real estate owned and carried at lower of cost or fair market value of the collateral less cost to sell (“net fair value”), establishing a new cost basis. The difference between the loan balance and the net fair value at time of foreclosure is recorded as a charge-off. Management periodically performs valuations on these assets. Revenue and expenses from the operation of other real estate owned, if applicable, and changes in the valuation allowance are included in results of operations. Gains or losses on the eventual disposition of these assets are included in net gains (losses).

Variable Interest Entities

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN No. 46”) effective for fiscal years ending after December 31, 2003. FIN No. 46 provides guidance on identifying a variable interest entity (“VIE”) and determining when a company must consolidate the assets, liabilities, and results of activities of a VIE in its financial statements. A company is required to consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary is the party that absorbs a majority of the VIE’s expected losses, receives a majority of its expected residual returns, or both. In December 2003, FIN No. 46 was revised (“FIN No. 46R”) by modifying and clarifying certain provisions of FIN No. 46.

The provisions of FIN No. 46R modified the Corporation’s status as the primary beneficiary of the trusts associated with the Corporation’s borrowing arrangements involving trust preferred securities. Accordingly, the Corporation deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to the Corporation’s Statement of Condition and did not affect net income.

The Corporation holds variable interests of less than 50% in certain special purpose entities formed to provide affordable housing. At December 31, 2005, the Corporation had invested $22.7 million in these entities. These investments in low income housing provide the Corporation with certain guaranteed tax credits and other related tax benefits which offset amortization of the invested amounts over the life of the tax credits. The Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required under the provisions of FIN No. 46R, as the Corporation is not the primary beneficiary in these arrangements.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps, caps and floors. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for hedge accounting. In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivative. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

Fair Value Hedges—For derivatives designated as fair value hedges, the derivative instrument and related hedge item are marked-to-market through the related interest income or expense, as applicable, except for the ineffective portion which is recorded in non-interest income.

Cash Flow Hedges—For derivatives designated as cash flow hedges, mark-to-market adjustments are recorded net of income taxes as a component of other comprehensive income (“OCI”) in stockholders’ equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

Non-Designated Derivatives—Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Consolidated Statements of Income. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative is considered a non-designated derivative and continues to be marked-to-market in the Consolidated Statements of Condition as an asset or liability, in the Consolidated Statements of Income with any changes in the mark-to-market through current period earnings and not through OCI.

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

Pension Plan

The Corporation has a defined benefit pension plan that covers substantially all employees. The cost of this non-contributory pension plan is computed and accrued using the projected unit credit method. The Corporation accounts for the defined benefit pension plan using an actuarial model required by SFAS No. 87, “Employers’ Accounting for Pensions.” This model allocates pension costs over the service period of employees in the plan. One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause recognition of plan income returns that are different than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. To determine if the expected rate of return is reasonable, management considers the actual return earned on plan assets, historical rates of return on the various asset classes in the plan portfolio, projections of returns on various asset classes, and current/prospective capital market conditions and economic forecasts. Differences between actual and expected returns are monitored periodically to determine if adjustments are necessary.

The discount rate determines the present value of future benefit obligations. Beginning December 31, 2005, the discount rate used for the 2005 year-end disclosure and the expense in the upcoming year was determined by constructing a hypothetical bond portfolio whose cash flows from coupons and maturities match the year-by-year, projected benefit cash flow from the Corporation’s qualified pension plan. The hypothetical bond portfolio uses available bonds with a quality rating of AA or higher under either Moody’s or S&P. Callable bonds are eliminated with the exception of those with that issuers may call at par plus a premium, as these bonds would be prohibitively expensive for an issuer to call. Cash flows from the bonds may exceed the projected benefits for a particular period. Such excesses are used to meet future cash flow needs in the succeeding year and are assumed to be reinvested at the one-year forward rates.

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

In December 2003, the FASB issued SFAS No. 132 (revised 2003), “Employer’s Disclosures about Pensions and Other Postretirement Benefits” (“SFAS No. 132”) effective for fiscal years ending after December 15, 2003. SFAS No. 132 revised disclosures about pension plans and other postretirement benefit plans but does not change the measurement or recognition of these plans. SFAS No. 132 required additional disclosures about plan assets, obligations, cash flows and net periodic benefit cost of deferred benefit plans. The adoption of SFAS No. 132 did not have any impact on the Corporation’s earnings, financial condition or equity. The required disclosures are included in Note 21.

Stock-Based Compensation

The Corporation may grant employees and/or directors stock-based compensation in the form of stock options or restricted stock priced at the fair market value on the grant date. The Company applies the intrinsic-value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including SFAS Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation (“FIN No. 44”), an interpretation of APB Opinion No. 25,” to account for its fixed-plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of SFAS No. 123,” (“SFAS No. 148”) established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by existing accounting standards, the Company has elected to continue to apply the intrinsic-value-based method of accounting described above, and has adopted only the disclosure requirements of SFAS No. 123, as amended.

The Corporation recognized pre-tax compensation expense of $455 thousand and $209 thousand relating to restricted stock grants for the years ended December 31, 2005 and 2004, respectively.

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

	For the year ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003
Net Income:
Net income as reported	$72,950	$61,980	$51,455
Addition for total stock-based compensation expense included in reported net income, net of tax	740	127	—
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,592)	(2,075)	(1,070)

Pro forma net income	$69,098	$60,032	$50,385

Basic Earnings Per Share:
As reported	$2.21	$2.05	$2.10
Pro forma	2.10	1.98	2.06

Diluted Earnings Per Share:
As reported	$2.17	$2.00	$2.05
Pro forma	2.05	1.94	2.00

In December 2004, the FASB issued SFAS No. 123R (a revision of SFAS No. 123) “Share-Based Payment” (“SFAS No. 123R”) effective for interim and annual periods beginning after June 15, 2005. In April 2005, the Securities and Exchange Commission

(“SEC”) deferred the effective date of the provisions of SFAS No. 123R until the beginning of the first annual period beginning after June 15, 2005. SFAS No. 123R requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees as a cost of employee services in the Consolidated Statements of Income. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). Management has evaluated the potential impact of SFAS No. 123R and determined that it will result in additional compensation expense in 2006 based upon the number and fair value of options granted in the future. Management intends to utilize the modified prospective method of adoption.

On December 30, 2005, the Corporation approved the accelerated vesting of all currently outstanding unvested stock options to purchase 612,732 shares of the Corporation’s common stock granted through 2005. As a result of the accelerated vesting, these stock options, which otherwise would have vested from time to time through February 2008, became immediately exercisable. The acceleration included options held by directors and executive officers as well as employees of the Corporation. Of the 612,732 stock options for which vesting was accelerated, all except 7,500 were “in the money” options having exercise prices from $27.46 to $33.66 per share. The options not in the money were issued under strike prices ranging from $35.11 to $36.06 per share. Based upon the closing price of the Corporation’s common stock as of December 30, 2005, the Corporation recognized a pre-tax charge of $158,000 in 2005.

The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Corporation would otherwise be required to recognize with respect to these unvested stock options upon adoption of SFAS No. 123R. The accelerated vesting of these options eliminated potential pre-tax compensation expense recognition in future periods of approximately $2.7 million. Therefore, pro forma amounts may not be representative of future expense since the estimated fair value of stock options is amortized to expense over the various vesting periods and additional options may be granted in future periods.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Other Changes in Accounting Principles

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Correction” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting accounting changes and error corrections. The adoption of SFAS No. 154 will not have any impact on the results of operations of the Corporation.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed for Southern Financial at the merger date.

(in thousands)	April 30, 2004
Assets:
Cash	$47,142
Short-term investments	64,544
Investment securities	565,014
Net loans	664,489
Other assets	73,079
Goodwill	247,270
Deposit-based intangible	12,829

Total assets acquired	$1,674,367

Liabilities:
Deposits	$1,022,271
Borrowings	300,308
Other liabilities	16,698

Total liabilities assumed	1,339,277

Net assets acquired	$335,090

The merger with Southern Financial resulted in the recognition of $260.1 million of intangible assets, of which $12.8 million was allocated to a deposit-based intangible. The remaining intangible was allocated to goodwill. The results of operations from Southern Financial have been included in the Consolidated Financial Statements since the date of merger.

On October 15, 2004, the Corporation sold three of the Norfolk/Tidewater area branch offices (formerly of Essex Bancorp, Inc.) and their associated deposits. On December 1, 2004, the Corporation sold its 24.99% interest in Loan Care, a mortgage servicer. There was no gain or loss associated with the settlement of these transactions as their fair value was considered in the determination of goodwill.

NOTE 3—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $66.9 million and $62.4 million during the years ended December 31, 2005 and 2004, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2005 and 2004, the Corporation maintained average compensating balances of $3.6 million and $3.3 million, respectively. In addition, the Corporation paid fees totaling $829 thousand in 2005, $874 thousand in 2004 and $858 thousand in 2003 in lieu of maintaining compensating balances.

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio at the periods indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,936	$—	$1,706	$77,230
Mortgage-backed securities	1,061,541	1,109	27,873	1,034,777
Municipal securities	58,736	129	548	58,317
Other debt securities	622,701	2,193	1,132	623,762

Total securities available for sale	1,821,914	3,431	31,259	1,794,086

Securities held to maturity:
Other debt securities	111,269	307	1,495	110,081

Total securities held to maturity	111,269	307	1,495	110,081

Total investment securities	$1,933,183	$3,738	$32,754	$1,904,167

December 31, 2004
Securities available for sale:
U.S. Treasury and government agencies and corporations	$118,018	$—	$3,637	$114,381
Mortgage-backed securities	1,647,047	10,754	11,523	1,646,278
Municipal securities	13,608	434	—	14,042
Other debt securities	411,169	1,020	495	411,694

Total securities available for sale	2,189,842	12,208	15,655	2,186,395

Securities held to maturity:
Other debt securities	114,671	482	686	114,467

Total securities held to maturity	114,671	482	686	114,467

Total investment securities	$2,304,513	$12,690	$16,341	$2,300,862

During 2004, the Corporation reclassified $108 million of other debt securities from available for sale to held to maturity. The securities were transferred upon determination that the Corporation had the intent and ability to hold these securities until maturity. The unrealized gains of $7.4 million associated with these securities were included in net accumulated other comprehensive loss at the date of transfer, net of tax, and will continue to be reflected in stockholders’ equity. Both the remaining premium on the securities transferred and the amount reflected in net accumulated other comprehensive loss are being amortized over the remaining life of the securities using the interest method. These amortization amounts will offset with no net income impact on the Corporation.

The aggregate amortized cost and fair values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2005		2004
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
In one year or less	$3,791	$3,802	$3,709	$3,741
After one year through five years	7,431	7,515	9,749	10,042
After five years through ten years	28,562	26,885	27,882	26,479
Over ten years	720,589	721,107	501,455	499,855
Mortgage-backed securities	1,061,541	1,034,777	1,647,047	1,646,278

Total securities available for sale	1,821,914	1,794,086	2,189,842	2,186,395

Securities held to maturity:
In one year or less	1,038	1,017	—	—
After one year through five years	—	—	1,146	1,045
Over ten years	110,231	109,064	113,525	113,422

Total securities held to maturity	111,269	110,081	114,671	114,467

Total investment securities	$1,933,183	$1,904,167	$2,304,513	$2,300,862

The following table shows the unrealized gross losses and fair values of investment securities at December 31, 2005, by length of time that individual securities in each category have been in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities:
U.S. Treasury and government agencies and corporations	$984	$—	$24,420	$(1,706)	$25,404	$(1,706)
Mortgage-backed securities	426,795	(6,193)	535,880	(21,680)	962,675	(27,873)
Municipal securities	45,636	(548)	—	—	45,636	(548)
Other debt securities	141,837	(938)	116,758	(1,689)	258,595	(2,627)

Total	$615,252	$(7,679)	$677,058	$(25,075)	$1,292,310	$(32,754)

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

At December 31, 2005, $1.3 billion of the Corporation’s investment securities had unrealized losses that are considered temporary. Of this amount, 82% are Aaa rated and 17% are A or BBB rated. Seven securities, totaling $16.2 million, are unrated. The portfolio contained 86 securities, with a fair value of $677 million, that had unrealized losses for twelve months or longer. All of the investment securities with unrealized losses were mortgage-backed securities and asset-backed securities, which declined in value due to the interest rate environment during 2005. Because the declines in fair value were due to changes in market interest rates and not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2005.

The table below provides the sales proceeds and the components of net securities gains (losses) from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains (losses) are included in net gains (losses).

(in thousands)	2005	2004	2003
Sales proceeds	$448,993	$990,394	$1,230,056

Gross gains	$3,157	$7,298	$13,545
Gross losses	2,339	10,529	4,388

Net securities gains (losses)	$818	$(3,231)	$9,157

At December 31, 2005, a net unrealized after-tax loss of $14.9 million on the securities portfolio was reflected in net accumulated other comprehensive loss, compared to a net unrealized after-tax gain of $2.2 million at December 31, 2004.

Securities with a market value of $927.3 million and $1.3 billion at December 31, 2005 and 2004, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 5—LOANS

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below. Outstanding loan balances at December 31 are net of unearned income, including net deferred loan fees of $18.1 million and $15.9 million, respectively.

(in thousands)	2005	2004
Residential real estate:
Originated & acquired residential mortgage	$452,853	$660,949
Home equity	900,985	705,126
Other consumer:
Marine	412,643	436,262
Other	32,793	42,121

Total consumer	1,799,274	1,844,458

Commercial real estate:
Commercial mortgage	485,743	483,636
Residential construction	414,803	242,246
Commercial construction	312,399	279,347
Commercial business	683,162	710,193

Total commercial	1,896,107	1,715,422

Total loans	$3,695,381	$3,559,880

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31.

(in thousands)	2005	2004	2003
Balance at beginning of the year	$46,169	$35,539	$33,425
Provision for loan losses	5,023	7,534	11,122
Allowance of acquired bank	—	12,085	—
Transfer letters of credit allowance to other liabilities	—	—	(262)
Loans charged-off	(11,048)	(13,481)	(12,246)
Less recoveries of loans previously charged-off	5,495	4,492	3,500

Net charge-offs	(5,553)	(8,989)	(8,746)

Balance at end of the year	$45,639	$46,169	$35,539

At December 31, 2005, 2004 and 2003, the recorded investment in commercial loans that were on non-accrual status, and therefore considered impaired, totaled $17.8 million, $15.1 million and $3.2 million, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $1.2 million in 2005, $659 thousand in 2004 and $21 thousand in 2003 would have been recorded. No interest income was recognized on these loans during 2005. The average recorded investment in impaired commercial loans was approximately $14.4 million in 2005 and $9.2 million in 2004.

NOTE 7—PREMISES AND EQUIPMENT

Real estate and equipment holdings at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 21 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(dollars in thousands)	Estimated Life	2005	2004
Land	—	$11,281	$11,281
Buildings and leasehold improvements	2 - 40 years	48,607	45,105
Furniture and equipment	2 - 15 years	85,796	87,294

Total premises and equipment		145,684	143,680
Less accumulated depreciation and amortization		79,791	80,267

Net premises and equipment		$65,893	$63,413

During 2001, the Corporation, as lessor, entered into a land lease for the property adjacent to the Corporation’s headquarters with an initial lease term of six years supplemented by thirteen, seven year extensions. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space adequate to meet the Corporation’s future incremental operational requirements. The lease provides for annual payments of $347 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000, the lease was renegotiated and at December 31, 2005 has six years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to twenty years. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2005.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2006	$12,784	$226	$311	$12,869
2007	11,960	50	216	12,126
2008	10,775	14	144	10,905
2009	9,036	14	102	9,124
2010	6,992	14	40	7,018
2011 and thereafter	26,160	9	—	26,151

Total	$77,707	$327	$813	$78,193

Rental expense for premises and equipment was $14.4 million in 2005, $12.4 million in 2004 and $10.4 million in 2003.

NOTE 8—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2005 and 2004.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at January 1, 2004	$8,314	$(622)	$7,692
Goodwill created from merger of Southern Financial Bancorp	248,549	—	248,549

Balance at December 31, 2004	256,863	(622)	256,241
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(1,281)	—	(1,281)
Adjustment of intangible related to 2000 merger with Harbor Federal Bancorp	(105)	—	(105)

Balance at December 31, 2005	$255,477	$(622)	$254,855

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at January 1, 2004	$2,600	$(1,360)	$1,240
Deposit-based intangible created from merger of Southern Financial Bancorp	12,829	—	12,829
Amortization expense	—	(1,420)	(1,420)

Balance at December 31, 2004	15,429	(2,780)	12,649
Amortization expense	—	(1,884)	(1,884)

Balance at December 31, 2005	$15,429	$(4,664)	$10,765

Adjustments to goodwill during 2005 are primarily due to the resolution of income tax uncertainties related to the respective mergers.

The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2005.

(in thousands)
2006	$1,799
2007	1,706
2008	1,519
2009	1,519
2010	1,519
After 2010	2,703

Total unamortized deposit-based intangible	$10,765

The annual impairment evaluation of goodwill did not identify any potential impairment in 2005 or 2004.

NOTE 9—MORTGAGE BANKING ACTIVITIES

The Corporation acquired $2.1 million of mortgage servicing rights concurrent with the merger of Southern Financial. The following is an analysis of the mortgage loan servicing rights balance, net of accumulated amortization, during 2005. This balance is included in other assets.

(in thousands)	2005
Balance at beginning of year	$1,877
Amortization expense	(137)

Balance at end of year	$1,740

Unpaid principal balances of loans serviced for others not included in the Consolidated Statements of Condition were $173.4 million and $200.1 million at December 31, 2005 and 2004, respectively.

NOTE 10—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2005	Weighted Average Rate	2004	Weighted Average Rate
Noninterest-bearing	$860,023	—%	$811,917	—%
Interest-bearing demand	618,129	0.28	531,622	0.11
Money market	597,086	2.22	525,744	0.92
Savings	695,946	0.29	743,937	0.29
Direct time certificates of deposit	888,510	3.14	812,904	2.22
Brokered certificates of deposit	464,773	4.20	353,863	4.44

Total deposits	$4,124,467	1.56%	$3,779,987	1.09%

The contractual maturities of certificates of deposit at December 31, 2005 are shown in the following table.

(in thousands)
2006	$763,366
2007	167,189
2008	92,219
2009	57,611
2010	106,921
After 2010	165,977

Total certificates of deposit	$1,353,283

Time deposits with a denomination of $100,000 or more were $252.9 million and $201.4 million at December 31, 2005 and 2004, respectively. The contractual maturities of these deposits at December 31, 2005 are shown in the following table.

(dollars in thousands)	Amount	%
Three months or less	$112,961	44.7%
After three months through six months	35,017	13.8
After six months through twelve months	38,021	15.1
After twelve months	66,861	26.4

Total	$252,860	100.0%

Demand deposit overdrafts that have been reclassified as loan balances were $4.9 million and $4.7 million at December 31, 2005 and 2004, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

NOTE 11—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2005	2004
Securities sold under repurchase agreements	$370,515	$396,263
Federal funds purchased	185,000	329,500
Federal Home Loan Bank advances - variable rate	90,000	190,000
Other short-term borrowings	2,237	2,130

Total short-term borrowings	$647,752	$917,893

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2005	2004	2003
Balance at December 31	$555,515	$725,763	$485,798
Average balance during the year	631,246	602,942	476,801
Maximum month-end balance	716,143	725,763	594,693

Weighted average rate during the year	2.69%	1.20%	0.98%
Weighted average rate at December 31	3.98	2.06	0.85

At December 31, 2005, the Corporation had $753 million in unused federal funds lines of credit. The weighted average rate on the variable rate Federal Home Loan Bank (“FHLB”) advances was 4.24% at December 31, 2005.

NOTE 12—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2005	Weighted Average Rate	2004	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$196,537	4.94%	$169,833	4.22%
Federal Home Loan Bank advances - variable rate	585,520	3.69	834,555	2.48
Junior Subordinated Debentures	136,715	7.85	173,320	7.12
Term repurchase agreements	1,250	4.60	28,125	3.46

Total long-term debt	$920,022	4.58	$1,205,833	3.41

At December 31, 2005, investment securities and certain real estate loans with carrying values of $410.3 million and $744.8 million, respectively, collateralize the FHLB advances and term repurchase agreements. At December 31, 2005, the Corporation had $284 million in unused lines of credit at the FHLB.

The principal maturities of long-term debt at December 31, 2005 are presented below.

(in thousands)
2006	$346,557
2007	213,189
2008	100,089
2009	93,083
2010	27,524
After 2010	139,580

Total long-term debt	$920,022

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

The securities are redeemable in whole or in part on or after their respective call dates. Any of the securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures issued to Provident Trust II. The Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures issued to Southern Financial Capital Trust I. The Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity date of July 15, 2030.

The amounts and terms of each respective issuance at December 31 were as follows:

2005
(dollars in thousands)	Amount	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	71,000	December 2033	December 2008	7.35% Floating	Quarterly
Southern Financial Statutory Trust I	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,000	April 2033	April 2008	7.50% Floating	Quarterly

	129,000
Deferred issuance costs and valuation adjustments	7,715

Total Junior Subordinated Debentures	$136,715

2004
(dollars in thousands)	Amount	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust II	30,000	March 2030	March 2005	10.00% Fixed	Quarterly
Provident Trust III	71,000	December 2033	December 2008	5.35% Floating	Quarterly
Southern Financial Capital Trust I	5,000	July 2030	July 2005	11.00% Fixed	Quarterly
Southern Financial Statutory Trust I	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,000	April 2033	April 2008	4.74% Floating	Quarterly

	164,000
Deferred issuance costs and valuation adjustments	9,320

Total Junior Subordinated Debentures	$173,320

NOTE 13—STOCKHOLDERS’ EQUITY

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 684,962 and 116,900 shares of common stock at a cost of $22.6 million and $4.2 million during 2005 and 2004, respectively. At December 31, 2005, the Corporation had remaining authority to repurchase up to 1,237,865 shares under its current authorization.

The Corporation’s Option Plan covers a maximum of 12.5 million shares of common stock that has been reserved for issuance under the Option Plan. The Option Plan provides for the granting of non-qualified stock options and restricted stock to certain key employees and directors of the Corporation and the Bank, as designated by the Corporation’s board of directors. Options granted prior to 2004 have a maximum duration of ten years from the date of grant. Beginning in 2005, options have a duration of eight years. Options granted typically have a vesting schedule from three to five years. Regardless of the vesting schedule, all options vest immediately upon a change in control. At December 31, 2005 all stock options are vested.

As part of director compensation, the Corporation grants shares of restricted stock to directors of the Corporation. During 2004, the Corporation granted 7,196 shares of fully vested restricted stock to the directors of the Corporation that had a market price at the grant date of $29.35 per share. The Corporation recognized $209 thousand in expense relating to these grants. In 2005, the Corporation granted 6,580 shares of fully vested and 214 shares of unvested restricted stock to the directors of the Corporation that had a market price at the grant date of $31.90 per share. The Corporation recognized $210 thousand in expense relating to these grants. Additionally during 2005, the Corporation granted 32,550 shares of unvested restricted stock to certain employees that had a market price at the grant date of $33.66. The Corporation will record compensation expense ratably over the four year vesting period. For the year ended December 31, 2005, the Corporation recognized $246 thousand in compensation expense related to the vesting of the restricted stock grants to employees.

The following table presents a summarization of the activity related to the options for the periods indicated:

	2005		2004		2003
	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price	Common Shares	Weighted Average Exercise Price
Outstanding, January 1,	2,329,799	$22.59	2,214,991	$19.73	2,399,539	$17.50
Granted	479,635	33.66	550,858	29.83	413,691	23.73
Exercised	(433,421)	17.54	(415,670)	16.78	(438,042)	13.09
Canceled or expired	(35,613)	30.58	(20,380)	26.12	(160,197)	14.88

Outstanding, December 31,	2,340,400	25.67	2,329,799	22.59	2,214,991	19.73

Options exercisable at year-end	2,340,400		1,523,733		1,559,083
Options available for granting under the option plan	5,041,336		5,640,972		1,384,572
Weighted average fair value of options granted during the year		$6.95		$7.59		$4.65

The table below provides information on the stock options outstanding at December 31, 2005.

	Options Outstanding			Options Exercisable
Range of Exercise Price	Common Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Common Shares Exercisable	Weighted Average Exercise Price
$ 0.00-3.60	11,511	$2.94	1.1	11,511	$2.94
3.61-7.21	3	3.76	0.0	3	3.76
7.22-10.81	30,296	8.97	3.0	30,296	8.97
10.82-14.42	225,211	13.11	4.2	225,211	13.11
14.43-18.03	30,728	16.68	5.4	30,728	16.68
18.04-21.64	301,822	19.05	4.3	301,822	19.05
21.65-25.24	638,282	23.99	6.6	638,282	23.99
25.25-28.85	207,029	27.74	3.5	207,029	27.74
28.86-32.45	435,183	32.15	8.1	435,183	32.15
32.46-36.47	460,335	33.68	7.2	460,335	33.68

	2,340,400	$25.67	6.1	2,340,400	$25.67

The weighted average fair value of all of the stock options granted during the periods 2003 through 2005 have been estimated using the Black-Scholes option-pricing model with the following assumptions.

	2005	2004	2003
Dividend yield	3.47%	3.33%	3.61%
Weighted average risk-free interest rate	4.29%	3.28%	3.13%
Weighted average expected volatility	23.33%	25.76%	25.35%
Weighted average expected life in years	5.50	7.00	7.01

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $657 thousand and $167 thousand for the years ended December 31, 2005 and 2004, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes recorded in net accumulated other comprehensive loss. At December 31, 2005, the Corporation recorded an increase in fair value of derivatives of $1.3 million compared to an increase of $1.1 million in 2004, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the years ended December 31, 2005 and 2004, the Corporation had no ineffective hedges.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the net interest income but do not meet hedge accounting treatment. For the year ended December 31, 2005, the Corporation recorded a pre-tax net loss of $4.4 million to reflect the decrease in value of the non-designated interest rate swaps. The Corporation recorded a pre-tax net gain of $2.4 million for the year ended December 31, 2004 to reflect the net increase in value of the non-designated interest rate swaps. The net cash settlements on the interest rate swaps are recorded in non-interest income. Net cash settlements on interest rate swaps were $3.5 million in 2005 and 2004, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2005
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge borrowing cost	$57,900	$—	$(657)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,155	1,155

Total designated derivatives		222,900	1,155	498

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		70,000	1,450	1,450
Receive fixed/pay variable		40,000	3,235	3,235

Total non-designated derivatives		110,000	4,685	4,685

Total derivatives		$332,900	$5,840	$5,183

December 31, 2004
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$682	$682
Pay fixed/receive variable	Hedge loan rate risk	59,776	—	(167)
Interest rate caps/corridors	Hedge borrowing cost	300,000	2,778	2,778

Total designated derivatives		454,776	3,460	3,293

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		150,000	845	845
Receive fixed/pay variable		357,500	5,506	3,655

Total non-designated derivatives		507,500	6,351	4,500

Total derivatives		$962,276	$9,811	$7,793

The fair value of cash flow hedges reflected in net accumulated other comprehensive loss (“OCI”) is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The

Corporation expects approximately $1.3 million before taxes to be recognized into expense out of OCI in the next twelve months. This amount represents amortization of $1.9 million for interest rate caps and corridors, net of $620 thousand recognized from interest rate swaps. The $620 thousand is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $1.5 million on interest rate caps and corridors, net of $849 thousand on the interest rate swaps.

At December 31, 2005, the Corporation had deferred gains of $1.4 million and deferred losses of $1.6 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2020, based on the lives of the underlying assets or liabilities. At December 31, 2004, the Corporation had deferred gains of $1.6 million and deferred losses of $2.5 million.

NOTE 15—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31 were as follows:

(in thousands)	2005	2004
Commercial business and real estate	$861,556	$738,885
Consumer revolving credit	669,878	509,690
Residential mortgage credit	12,497	11,808
Performance standby letters of credit	105,502	87,446
Commercial letters of credit	4,064	35

Total loan commitments	$1,653,497	$1,347,864

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In April 2005, the Corporation became a party to litigation where a former employee alleges a breach by the Corporation of a previously executed employment contract. The former employee claims that, under the terms of the contract, he is due a so-called “imputed interest payment” valued at approximately $2 million. Further, under a theory of damages put forth, he asserts that he is owed a multiple of the imputed interest payment. The aggregate damage award sought against the Corporation in this action is approximately $6 million. The litigation is currently in the discovery phase and no trial date has been set. The Corporation believes it has meritorious defenses against this action and is vigorously and actively contesting the allegations against it.

All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Concentrations of Credit Risk

Commercial construction and mortgage loan receivables from real estate developers represent $890.9 million and $693.1 million of the total loan portfolio at December 31, 2005 and 2004, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $1.4 billion and $1.4 billion in originated and acquired residential and home equity loans at December 31, 2005 and 2004, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $405.0 million and $426.2 million at December 31, 2005 and 2004, respectively.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $1.03 billion and $1.65 billion at December 31, 2005 and 2004, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. Management is of the opinion that credit risk is minimal.

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

The schedule below presents information on these loans.

(in thousands)	Loan Activity
Balance at December 31, 2004	$38,903
Additions	26,138
Reductions	(10,279)

Balance at December 31, 2005	$54,762

NOTE 17—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2005	2004	2003
Net gains (losses):
Net gains (losses) on securities	$818	$(3,231)	$9,157
Debt extinguishment	(51)	(2,362)	(15,298)
Asset sales	525	(180)	1,762

Net gains (losses)	$1,292	$(5,773)	$(4,379)

Net derivative activity:
Net derivative gains (losses) on swaps	$(4,367)	$2,432	$—
Net cash settlement on swaps	3,512	3,469	—

Total net derivative activity	$(855)	$5,901	$—

Other non-interest income:
Other loan fees	$4,314	$3,698	$3,278
Cash surrender value income	7,145	4,493	3,513
Mortgage banking fees and services	528	101	517
Other	6,548	6,079	4,953

Total other non-interest income	$18,535	$14,371	$12,261

Other non-interest expense:
Advertising and promotion	$9,540	$9,407	$8,046
Communication and postage	7,137	6,764	6,169
Printing and supplies	3,161	2,762	2,640
Regulatory fees	1,019	955	902
Professional services	7,230	3,385	2,006
Other	13,738	11,961	9,373

Total other non-interest expense	$41,825	$35,234	$29,136

In the normal course of business, the Corporation may extinguish debt prior to its maturity. During 2005, 2004 and 2003, the Corporation extinguished $36 million, $295 million and $140 million of debt, respectively.

NOTE 18—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2005	2004	2003
Current income tax expense:
Federal	$42,188	$25,297	$12,817
State	61	48	190

Total current expense	42,249	25,345	13,007
Deferred income tax expense (benefit)	(9,740)	4,594	4,408

Total income tax expense	$32,509	$29,939	$17,415

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2005		2004		2003
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$36,911	35.0%	$32,173	35.0%	$24,104	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(2,406)	(2.3)	(1,799)	(2.0)	(1,596)	(2.3)
Disallowed interest expense	66	0.1	62	0.1	86	0.1
Employee benefits	(555)	(0.5)	(252)	(0.3)	(149)	(0.2)
Low income housing credit	(1,226)	(1.2)	(735)	(0.8)	(302)	(0.4)
State and local income taxes, net of federal income tax	(826)	(0.8)	214	0.2	1,216	1.8
Other	22	—	21	—	102	0.1
Change in valuation allowance	523	0.5	255	0.4	(6,046)	(8.8)

Total combined effective income tax rate	$32,509	30.8%	$29,939	32.6%	$17,415	25.3%

SFAS No. 109, “Accounting for Income Taxes” provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. Prior to 2003, the Corporation had a valuation allowance of $7.5 million associated with state income tax benefits. In 2003, a benefit of $6.0 million associated with the realization of accumulated state income tax benefits was included in tax expense as it became more likely than not that accumulated deferred benefits would be utilized in the foreseeable future. During 2004 and 2005, the creation of additional state net operating losses required increases in the valuation allowance. At December 31, 2005 the valuation allowance of $2.2 million relates to additional state net operating losses that are unlikely to be utilized in the foreseeable future. Management believes that, except for that portion which is covered by the valuation allowance, the Corporation’s deferred tax assets at December 31, 2005 are more likely than not to be realized through the generation of sufficient future taxable income.

The net tax benefit recorded directly to stockholders’ equity related to exercised stock options was $2.8 million, $2.6 million and $3.1 million for 2005, 2004 and 2003, respectively.

Tax expense associated with net realized investment securities gains was $0.4 million in 2005. Tax benefits associated with net realized investment securities losses were $1.1 million in 2004. A tax expense of $3.2 million associated with net realized investment securities gains was recorded in 2003.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, which are classified as other assets in the Consolidated Statements of Financial Condition at December 31, 2005 and 2004 are presented below.

	2005		2004
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$3,020	$—	$3,738
Reserve for loan loss	15,104	—	14,421	—
State operating loss carryforwards and other items	13,165	—	11,871	—
Depreciation	—	26,736	—	24,233
Unrealized losses on debt securities	8,032	—	—	1,174
Leasing activities	19,964	—	14,922	—
REIT dividend	—	177	—	2,678
Employee and other benefits	—	3,009	—	1,451
Purchase accounting adjustments	956	—	1,656	—
Write-down of property held for sale	700	—	703	—
Derivative related and mark-to-market adjustments	4,549	—	671	—
Deposit-based intangible	—	3,765	—	4,469
Cash flow derivatives	630	—	958	—
Federal net operating loss carryforwards	1,575	—	2,069	—
Minimum pension liability	644	—	893	—
Minimum tax credit carry forward	158	—	158	—
All other	2,293	1,203	2,096	1,674

Subtotal	67,770	37,910	50,418	39,417
Less valuation allowance	2,219	—	1,696	—

Total	$65,551	$37,910	$48,722	$39,417

During 2005, the Corporation recorded a reduction to deferred tax assets of $34 thousand related to purchase accounting adjustments from prior years.

At December 31, 2005, the Corporation had state net operating loss carryforwards of $267 million that begin to expire in 2009 if not utilized. In addition to the state net operating loss carryforwards at December 31, 2005, the Corporation also had federal net operating loss carryforwards of $4.5 million that will begin to expire in 2009 if not utilized. These net operating losses are subject to Section 382 limitations resulting in a limitation on net operating loss deductions of $1.4 million per year.

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

The following table presents a summary of per share data and amounts for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2005	2004	2003
Qualifying net income	$72,950	$61,980	$51,455
Basic EPS shares	32,956	30,299	24,495
Basic EPS	$2.21	$2.05	$2.10
Dilutive shares	700	672	647
Diluted EPS shares	33,656	30,971	25,142
Diluted EPS	$2.17	$2.00	$2.05
Antidilutive shares	456	434	249

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

	Year ended December 31,
(in thousands)	2005	2004	2003
Net unrealized holding gains (losses) on debt securities	$(25,383)	$4,791	$(26,040)
Related tax expense (benefit)	(8,884)	1,676	(9,114)

Net unrealized holding gains (losses) on debt securities	(16,499)	3,115	(16,926)

Less reclassification adjustments for gains (losses) realized in net income	923	(3,231)	9,157
Related tax expense (benefit)	323	(1,131)	3,205

Net reclassification adjustment	600	(2,100)	5,952

Net unrealized gains (losses) on derivatives	1,972	1,699	(1,746)
Related tax expense (benefit)	690	595	(611)

Net unrealized gains (losses) on derivatives	1,282	1,104	(1,135)

Minimum pension liability adjustment	418	(2,259)	3,852
Related tax expense (benefit)	249	(894)	1,348

Net minimum pension liability adjustment	169	(1,365)	2,504

Other comprehensive income (loss)	$(15,648)	$4,954	$(21,509)

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Fair Value Adjustments on Securities	Fair Value Adjustments on Derivatives	Minimum Pension Liability Adjustment	Net Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2002	$19,845	$(2,421)	$(2,504)	$14,920
Change in adjustment, net of taxes	(22,878)	(1,135)	2,504	(21,509)

Balance at December 31, 2003	(3,033)	(3,556)	—	(6,589)
Change in adjustment, net of taxes	5,215	1,104	(1,365)	4,954

Balance at December 31, 2004	2,182	(2,452)	(1,365)	(1,635)
Change in adjustment, net of taxes	(17,099)	1,282	169	(15,648)

Balance at December 31, 2005	$(14,917)	$(1,170)	$(1,196)	$(17,283)

NOTE 21—EMPLOYEE BENEFIT PLANS

Qualified Pension Plan

The Corporation’s non-contributory defined benefit pension plan covers substantially all employees with the exception of on-call, peak time, temporary or summer employees with at least one year of service and provides an optional lump sum or monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation’s policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, plus such additional amounts as the Corporation deems appropriate. On March 31, 2005, the Corporation communicated to employees that the pension plan would be frozen for new entrants effective May 1, 2005. Participants in the plan prior to May 1, 2005 were not affected by this change.

Postretirement Benefits

Prior to March 31, 2005 the Corporation provided certain health care and life insurance benefits to retired employees. The under age 65 health care plan was a contributory plan, in which the retirees were responsible for all premiums. The cost of life insurance benefits provided to the retirees is borne by the Corporation. These plans are unfunded. On March 31, 2005, the Corporation communicated to retirees under the age of 65 currently receiving postretirement health benefits that these benefits would be eliminated and no longer offered effective January 1, 2006. Postretirement life insurance benefits continue to be provided to retirees. This action resulted in the reversal of the actuarially determined liability of $1.2 million at March 31, 2005 associated with health care benefits.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status.

	Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2005	2004	2005	2004	2005	2004
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$39,848	$35,874	$7,477	$6,493	$1,914	$1,470
Service cost	2,169	1,954	117	141	75	181
Interest cost	2,341	2,205	491	395	60	114
Benefit payments	(2,315)	(2,981)	(344)	(346)	(42)	(51)
Plan change	—	104	1,725	—	(1,177)	(229)
Actuarial loss (gain)	1,727	2,692	(335)	794	(148)	429
Curtailment	—	—	—	—	(88)	—

Projected benefit obligation at December 31,	$43,770	$39,848	$9,131	$7,477	$594	$1,914

Change in Plan Assets:
Plan assets fair value at January 1,	44,617	38,646	—	—	—	—
Employer contributions	6,600	5,000	344	346	42	51
Benefit payments	(2,315)	(2,981)	(344)	(346)	(42)	(51)
Actual return on plan assets	185	3,952	—	—	—	—

Plan assets fair value at December 31,	$49,087	$44,617	$—	$—	$—	$—

Plan assets in excess of (less than) projected benefit obligation	5,317	4,769	(9,131)	(7,477)	(594)	(1,914)
Unrecognized net actuarial loss	12,913	7,939	1,841	2,259	48	1,280
Unrecognized prior service cost	1,139	1,151	3,011	1,788	12	(1,142)
Unrecognized net obligation arising at transition at January 1,	—	—	—	—	143	164

Prepaid (accrued) pension cost recognized	$19,369	$13,859	$(4,279)	$(3,430)	$(391)	$(1,612)

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Discount rate	5.88%	6.00%	6.25%	5.88%	6.00%	6.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Impact on Financial Condition

Amounts recognized in the Consolidated Statements of Condition consist of the following at December 31.

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2005	2004	2005	2004	2005	2004
Prepaid pension cost	$19,369	$13,859	$—	$—	$—	$—
Accrued benefit cost	—	—	(4,279)	(3,430)	(391)	(1,612)
Additional liability	—	—	(4,852)	(4,047)	—	—
Prior service costs	—	—	3,011	1,788	—	—
Accumulated other comprehensive income	—	—	1,841	2,259	—	—

Net amount recognized	$19,369	$13,859	$(4,279)	$(3,430)	$(391)	$(1,612)

Reconciliation of net pension asset (liability):
	Qualified Pension Plan		Non-qualified Pension Plan

(in thousands)	2005	2004	2005	2004
Prepaid (accrued) pension cost, January 1,	$13,859	$9,830	$(3,430)	$(3,074)
Contributions	6,600	5,000	344	346
Net pension expense	(1,090)	(971)	(1,193)	(702)

Prepaid (accrued) pension cost, December 31,	$19,369	$13,859	$(4,279)	$(3,430)

During 2004, the Corporation recorded an additional liability of $4.0 million for the non-qualified pension plan. This was required due to the size projected benefit obligation compared to the assets of the plan. This liability, net of $1.8 million of unrecognized prior service cost, resulted in $1.4 million, net of tax, being reflected as a component of net accumulated other comprehensive loss. At December 31, 2005 the additional liability increased to $4.9 million and was offset by $3.0 million in prior service cost and, accordingly, resulted in $1.2 million, net of tax, being reflected in net accumulated other comprehensive loss.

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended December 31 includes the following components.

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
(in thousands)	2005	2004	2003	2005	2004	2003	2005	2004	2003
Service cost - benefits earned during the year	$2,169	$1,954	$1,677	$117	$141	$109	$75	$181	$207
Interest cost on projected benefit obligation	2,341	2,205	2,137	491	395	392	60	114	141
Expected return on plan assets	(3,722)	(3,382)	(2,459)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	302	194	275	585	166	145	(111)	24	67
Curtailment gain	—	—	—	—	—	—	(1,203)	—	—

Net pension cost included in employee benefits expense	$1,090	$971	$1,630	$1,193	$702	$646	$(1,179)	$319	$415

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Discount rate	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%	6.00%	6.25%	6.75%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%	4.00%	7.00%
Expected long-term rate of return on plan assets	8.50%	8.50%	8.50%

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Qualified Pension Plan Assets

The investment objective for the qualified pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Specific guidelines are to achieve a total return from investment income and capital appreciation that exceeds the annual rate of inflation by 3 to 5% over a five-year period while insuring adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The composition of the portfolio is covered by the following parameters—equities: 40-70%, fixed income: 15-60%, and cash and equivalents: 0-35%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor reviews the asset mix and portfolio performance with management. Management periodically evaluates the long-term rate of return on the qualified pension plan assets by reviewing the actual returns on the assets for specific periods of time, in addition to averaging the actual returns over specific periods of time. Based on these reviews, the vast majority of the rates of return for the qualified plan assets were greater than or equal to 8.5% for 2005, 8.5% for 2004 and 8.5% for 2003.

The Corporation’s pension plan weighted-average asset allocations at December 31 by asset category were as follows:

	Qualified Pension Plan
	2005	2004
Equity securities	67.8%	62.2%
Debt securities	26.6%	28.6%
Cash	5.6%	9.2%

	100.0%	100.0%

Contributions

During 2005 and 2004, the Corporation contributed $6.6 million and $5.0 million, respectively, to the qualified pension plan. The minimum required contribution in 2006 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2006 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2006, which is equal to the benefits paid under the plans.

Benefit Payments

Presented below are the estimated future benefit payments, which as appropriate, reflect expected future service.

(in thousands)	Qualified Pension Plan	Non-qualified Pension Plan	Post- retirement Benefits
2006	$1,306	$342	$36
2007	1,627	341	36
2008	2,272	453	35
2009	2,704	451	35
2010	2,120	514	35
2011-2015	19,025	4,600	174

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $2.5 million, $1.8 million and $1.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

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

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2005. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

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

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,
(dollars in thousands)	2005	2004	2005	2004
Total equity capital per consolidated financial statements	$630,495	$618,423	$503,920	$512,972
Qualifying trust preferred securities	129,000	164,000	—	—
Minimum pension liability	(1,196)	(1,365)	(1,196)	(1,365)
Accumulated other comprehensive loss	17,283	1,635	17,283	1,635

Adjusted capital	775,582	782,693	520,007	513,242
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(265,794)	(269,078)	(10,939)	(12,837)

Total tier 1 capital	509,788	513,615	509,068	500,405

Adjustments for tier 2 capital:
Allowance for loan losses	45,639	46,169	45,639	46,169
Allowance for letter of credit losses	467	474	467	474

Total tier 2 capital adjustments	46,106	46,643	46,106	46,643

Total regulatory capital	$555,894	$560,258	$555,174	$547,048

					Minimum Regulatory Requirements	To be “Well Capitalized”
Risk-weighted assets	$4,645,900	$4,346,229	$4,638,729	$4,336,155
Quarterly regulatory average assets	6,070,270	6,198,284	6,063,671	6,192,350

Ratios:
Tier 1 leverage	8.40%	8.29%	8.40%	8.08%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.97	11.82	10.97	11.54	4.00	6.00
Total regulatory capital to risk-weighted assets	11.97	12.89	11.97	12.62	8.00	10.00

NOTE 23—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 91 traditional and 61 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 251 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation’s funds transfer pricing system utilizes a matched maturity methodology that assigns a cost of funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the consumer and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment’s fully taxable equivalent income and the Corporation’s effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2005:
Net interest income	$57,029	$102,124	$39,557	$198,710
Provision for loan losses	3,552	1,071	400	5,023

Net interest income after provision for loan losses	53,477	101,053	39,157	193,687
Non-interest income	15,476	95,999	1,034	112,509
Non-interest expense	23,505	145,758	31,474	200,737

Income before income taxes	45,448	51,294	8,717	105,459
Income tax expense	14,010	15,812	2,687	32,509

Net income	$31,438	$35,482	$6,030	$72,950

Total assets	$1,937,459	$3,116,892	$1,301,575	$6,355,926

2004:
Net interest income	$46,555	$85,522	$50,136	$182,213
Provision for loan losses	3,193	1,793	2,548	7,534

Net interest income after provision for loan losses	43,362	83,729	47,588	174,679
Non-interest income	13,012	88,086	(130)	100,968
Non-interest expense	20,751	128,456	34,521	183,728

Income before income taxes	35,623	43,359	12,937	91,919
Income tax expense	11,602	14,122	4,215	29,939

Net income	$24,021	$29,237	$8,722	$61,980

Total assets	$1,737,854	$3,025,716	$1,807,846	$6,571,416

2003:
Net interest income	$32,425	$95,999	$20,456	$148,880
Provision for loan losses	174	8,572	2,376	11,122

Net interest income after provision for loan losses	32,251	87,427	18,080	137,758
Non-interest income	8,745	85,184	(5,556)	88,373
Non-interest expense	14,772	117,070	25,419	157,261

Income (loss) before income taxes	26,224	55,541	(12,895)	68,870
Income tax expense (benefit)	6,631	14,045	(3,261)	17,415

Net income (loss)	$19,593	$41,496	$(9,634)	$51,455

Total assets	$1,001,557	$2,591,684	$1,614,607	$5,207,848

The following table discloses the net carrying amount of goodwill at December 31, 2005, 2004 and 2003 respectively by segment.

(in thousands)	2005	2004	2003
Commercial Banking	$86,651	$87,122	$2,615
Consumer Banking	168,204	169,119	5,077

Total	$254,855	$256,241	$7,692

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

Cash and Due from Banks and Short-Term Investments

The amounts reported in the balance sheet approximate the fair values of these assets.

Mortgage Loans Held for Sale

Fair values of mortgage loans held for sale are based on prices entered into between the Corporation and a third party.

Securities Available for Sale

Fair values of investment securities are based on quoted market prices.

Securities Held to Maturity

Fair values of investment securities are based on quoted market prices.

Loans

The fair value calculation of loans differentiates loans on their financial characteristics, such as product classification, loan category, pricing features and remaining maturity. Prepayment estimates are evaluated by product and loan rate. The fair value of commercial loans, commercial real estate loans and real estate construction loans is calculated by discounting contractual cash flows, using discount rates that are believed to reflect current credit quality and other related factors. Loans that have homogeneous characteristics, such as residential mortgages and installment loans, are valued using discounted cash flows.

Other Assets

Fair value of cash surrender value life insurance contracts are based upon cash values of the policies as provided by each insurance carrier.

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposits is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings

Fair values of the borrowings are based on quoted market prices of borrowings and debt with similar terms and remaining maturities.

Derivative Financial Instruments

Interest rate swaps and cap/corridor arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2005		2004
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$159,474	$159,474	$124,664	$124,664
Short-term investments	3,992	3,992	9,658	9,658
Mortgage loans held for sale	8,169	8,189	6,520	6,545
Securities available for sale	1,794,086	1,794,086	2,186,395	2,186,395
Securities held to maturity	111,269	110,081	114,671	114,467
Loans, net of allowance	3,649,742	3,560,292	3,513,711	3,494,690
Other assets - cash surrender value life insurance	155,438	155,438	152,803	152,803
Liabilities:
Deposits	4,124,467	3,837,264	3,779,987	3,542,668
Short-term borrowings	647,752	647,857	917,893	917,154
Long-term debt	920,022	924,377	1,205,833	1,199,433
Derivative financial instruments	5,183	5,183	7,793	7,793

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 25—PARENT COMPANY FINANCIAL INFORMATION

The statements of income, financial condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	2005	2004	2003
Interest income from bank subsidiary	$92	$59	$15
Net derivative losses on swaps	(2,078)	(1,090)	—
Net cash settlement on swaps	1,821	3,965	—
Dividend income from subsidiaries	41,635	119,612	25,466

Total income	41,470	122,546	25,481

Operating expenses	11,668	11,495	3,120

Income before income taxes and equity in undistributed income of subsidiaries	29,802	111,051	22,361
Income tax benefit	4,029	2,443	856

	33,831	113,494	23,217
Equity in undistributed income (loss) of subsidiaries	39,119	(51,514)	28,238

Net income	$72,950	$61,980	$51,455

Statements of Condition

	December 31,
(in thousands)	2005	2004
Assets:
Interest-bearing deposit with bank subsidiary	$932	$10,204
Investment in subsidiaries	507,638	516,346
Other assets	260,112	270,882

Total assets	$768,682	$797,432

Liabilities:
Long-term debt	$136,715	$173,320
Other liabilities	1,472	5,689

Total liabilities	138,187	179,009

Stockholders’ equity:
Common stock	41,386	40,871
Additional paid-in capital	565,239	552,671
Retained earnings	221,290	184,069
Net accumulated other comprehensive loss of bank subsidiary	(17,283)	(1,635)
Treasury stock, at cost	(180,137)	(157,553)

Total stockholders’ equity	630,495	618,423

Total liabilities and stockholders’ equity	$768,682	$797,432

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2005	2004	2003
Operating activities:
Net income	$72,950	$61,980	$51,455
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	(39,119)	51,514	(28,238)
Other operating activities	6,430	3,059	2,730

Total adjustments	(32,689)	54,573	(25,508)

Net cash provided by operating activities	40,261	116,553	25,947

Investing activities:
Cash paid in acquisition	—	(83,814)	—
Investment in bank subsidiary	—	—	(71,000)
Contributed from bank subsidiary	32,502	—	—
Investment in trust subsidiary	—	—	(2,196)

Net cash provided (used) by investing activities	32,502	(83,814)	(73,196)

Financing activities:
Proceeds from issuance of common stock	13,083	11,224	9,707
Purchase of treasury stock	(22,584)	(4,220)	(7,751)
Cash dividends on common stock	(35,729)	(31,456)	(22,772)
Issuance of junior subordinated debentures	—	—	73,196
Redemption of junior subordinated debentures	(36,083)	—	—
Other financing activities	(722)	(261)	(3,367)

Net cash provided (used) by financing activities	(82,035)	(24,713)	49,013

Increase (decrease) in cash and cash equivalents	(9,272)	8,026	1,764
Cash and cash equivalents at beginning of period	10,204	2,178	414

Cash and cash equivalents at end of period	$932	$10,204	$2,178

Supplemental disclosures:
Income taxes refunded	$4,212	$2,558	$1,135
Stock issued for acquired company	—	251,176	—

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2005 is effective.

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

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report. Accordingly, KPMG LLP has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. KPMG LLP’s report is included in “Item 8 Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

Changes in the Corporation’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect the Corporation’s internal controls over financial reporting are described as follows:

In November 2005, management determined that the Corporation’s internal control over financial reporting as of December 31, 2004 was not effective because of the existence of the following material weakness in internal control over financial reporting: the Corporation’s policies and procedures did not provide for sufficient testing and verification of the criteria for the “short-cut” method to ensure proper application of the provisions of SFAS No. 133 at inception for certain derivative financial instruments and did not provide for periodic timely review of the proper accounting for certain derivative financial instruments for periods subsequent to inception. This material weakness resulted in the restatement of the Company’s unaudited condensed consolidated financial statements for the interim periods ended June 30, 2005 and March 31, 2005 and the consolidated financial statements for the year ended December 31, 2004 and for each of the interim periods during 2004.

As a result, the Corporation implemented several important changes in its internal control over financial reporting relating to its accounting for derivatives. These actions include:

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

All of the above changes to the Corporation’s internal control over financial reporting were implemented by December 31, 2005 and have improved the Corporation’s internal control over financial reporting. As a result, management believes that the material weakness was fully remediated at December 31, 2005.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2005.

Item 9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information relating to the directors and officers of Provident Bankshares Corporation and information regarding compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections “Election of Directors” and “Other Information Relating to Directors and Executive Officers of Provident Bankshares” in the Corporation’s Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the text and tables under “Stock Ownership” in the Corporation’s Proxy Statement. The Corporation is not aware of any arrangement, including any pledge by any person of securities of the Corporation, the operation of which may at a subsequent date result in a change of control of the Corporation.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2005, about Corporation equity securities that may be issued under all of Provident Bankshares’ equity compensation plans. The Corporation’s stockholders approved each of the Corporation’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,372,164	$25.32	5,041,336
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,372,164	$25.32	5,041,336

Item 13. Certain Relationships and Related Transactions

The information relating to certain relationships and related transactions is incorporated herein by reference to the sections “Compensation Committee Interlocks and Insider Participation” and “Transactions with Management” in the Corporation’s Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information regarding principal accountant fees and services is incorporated herein by reference to “Ratification of Appointment of the Independent Registered Public Accounting Firm” in the Corporation’s Proxy Statement.

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

(3) Exhibits

The following is an index of the exhibits included in this report:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Fifth Amended and Restated Bylaws of Provident Bankshares Corporation (2)

(10.1)	Executive Incentive Plan (7)

(10.2)	Executive Vice Presidents’ Incentive Plan (7)

(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (4)

(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers (5)

(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers (5)

(10.6)	Form of Deferred Compensation Plan for Outside Directors (6)

(10.7)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (6)

(10.8)	Supplemental Retirement Income Agreement for Peter M. Martin (7)

(10.10)	2001 Group Manager Incentive Plan of Provident Bankshares (3)

(10.11)	Supplemental Retirement Income Agreement for Gary N. Geisel (7)

(10.12)	Executive Agreement with Georgia S. Derrico (8)

(10.13)	Executive Agreement with R. Roderick Porter (8)

(11.0)	Statement re: Computation of Per Share Earnings (9)

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s 2004 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 16, 2005.
(3)	Incorporated by reference from Registrant’s 2001 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 8, 2002.
(4)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(5)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.

(6)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(7)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(8)	Incorporated by reference from Registrant’s Registration Statement on Form S-4, as amended (File No. 333-112083) filed with the Commission on January 22, 2004.
(9)	Incorporated herein by reference to Note 19 in the Notes to Consolidated Financial Statements.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

March 16, 2006	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 16, 2006	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

March 16, 2006	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

A Majority of the Board of Directors*
Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, Charles W. Cole, Jr., William J. Crowley, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan L. Logan, Barbara B. Lucas, Peter M. Martin, Pamela J. Mazza, Frederick W. Meier, Jr., Francis G. Riggs, Sheila K. Riggs, Donald E. Wilson

*	Pursuant to the Power of Attorney incorporated by reference.

March 16, 2006	By	/s/ KAREN L. MALECKI
Karen L. Malecki
Attorney-in-fact

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
21.0	Subsidiaries of Provident Bankshares Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.0	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer