Form 10-Q
period 2006-03-31
PROVIDENT BANKSHARES CORP
filed 2006-05-10
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2006, the Registrant had 32,954,736 shares of $1.00 par value common stock outstanding.

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

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K for the fiscal year ended December 31, 2005 under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	March 31, 2006	December 31, 2005	March 31, 2005
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$138,404	$159,474	$155,562
Short-term investments	12,059	3,992	5,347
Mortgage loans held for sale	8,007	8,169	4,441
Securities available for sale	1,805,972	1,794,086	2,031,290
Securities held to maturity	110,681	111,269	114,091
Loans	3,713,169	3,695,381	3,541,175
Less allowance for loan losses	44,754	45,639	45,639

Net loans	3,668,415	3,649,742	3,495,536

Premises and equipment, net	64,558	65,893	63,379
Accrued interest receivable	32,465	31,766	29,627
Goodwill	254,855	254,855	255,973
Intangible assets	10,315	10,765	12,167
Other assets	266,703	265,915	257,269

Total assets	$6,372,434	$6,355,926	$6,424,682

Liabilities:
Deposits:
Noninterest-bearing	$826,598	$860,023	$876,766
Interest-bearing	3,335,841	3,264,444	3,052,120

Total deposits	4,162,439	4,124,467	3,928,886

Short-term borrowings	760,110	647,752	719,228
Long-term debt	783,702	920,022	1,125,465
Accrued expenses and other liabilities	35,987	33,190	39,566

Total liabilities	5,742,238	5,725,431	5,813,145

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,577,170, 41,386,297 and 40,966,829 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	41,577	41,386	40,967
Additional paid-in capital	570,453	565,239	554,244
Retained earnings	230,155	221,290	191,226
Net accumulated other comprehensive loss	(26,574)	(17,283)	(12,600)
Treasury stock at cost - 8,602,386, 8,453,179 and 7,904,541 shares at March 31, 2006, December 31, 2005 and March 31, 2005, respectively	(185,415)	(180,137)	(162,300)

Total stockholders’ equity	630,196	630,495	611,537

Total liabilities and stockholders’ equity	$6,372,434	$6,355,926	$6,424,682

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2006	2005
Interest Income:
Loans, including fees	$61,147	$50,504
Investment securities	23,952	24,321
Tax-advantaged loans and securities	806	319
Short-term investments	79	43

Total interest income	85,984	75,187

Interest Expense:
Deposits	17,066	11,328
Short-term borrowings	8,548	4,473
Long-term debt	9,122	10,670

Total interest expense	34,736	26,471

Net interest income	51,248	48,716
Less provision for loan losses	318	1,575

Net interest income after provision for loan losses	50,930	47,141

Non-Interest Income:
Service charges on deposit accounts	22,052	19,349
Commissions and fees	1,608	1,210
Net gains (losses)	540	(776)
Derivative losses on swaps	(603)	(3,820)
Net cash settlement on swaps	290	1,579
Other non-interest income	4,338	5,502

Total non-interest income	28,225	23,044

Non-Interest Expense:
Salaries and employee benefits	27,632	22,698
Occupancy expense, net	5,729	5,274
Furniture and equipment expense	3,847	3,464
External processing fees	4,967	5,197
Other non-interest expense	10,616	10,841

Total non-interest expense	52,791	47,474

Income before income taxes	26,364	22,711
Income tax expense	8,106	6,961

Net income	$18,258	$15,750

Net Income Per Share Amounts:
Basic	$0.55	$0.48
Diluted	0.55	0.47

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(in thousands)	2006	2005
Operating Activities:
Net income	$18,258	$15,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,604	6,569
Provision for loan losses	318	1,575
Provision for deferred income tax	100	171
Net (gains) losses	(540)	776
Net derivative losses	603	3,820
Originated loans held for sale	(20,188)	(15,880)
Proceeds from sales of loans held for sale	20,473	18,097
Net decrease in accrued interest receivable and other assets	783	3,123
Net increase (decrease) in accrued expenses and other liabilities	2,797	(1,534)

Total adjustments	9,950	16,717

Net cash provided by operating activities	28,208	32,467

Investing Activities:
Principal collections and maturities of securities available for sale	58,999	83,480
Proceeds from sales of securities available for sale	11,141	129,900
Purchases of securities available for sale	(94,472)	(87,235)
Loan originations and purchases less principal collections	(19,824)	11,206
Purchases of premises and equipment	(2,151)	(3,007)

Net cash provided (used) by investing activities	(46,307)	134,344

Financing Activities:
Net increase in deposits	38,251	150,315
Net increase (decrease) in short-term borrowings	112,358	(198,665)
Proceeds from long-term debt	30,000	30,000
Payments and maturities of long-term debt	(167,128)	(110,203)
Proceeds from issuance of stock	5,405	1,669
Tax benefits associated with share based payments	881	—
Purchase of treasury stock	(5,278)	(4,747)
Cash dividends paid on common stock	(9,393)	(8,593)

Net cash provided (used) by financing activities	5,096	(140,224)

Increase (decrease) in cash and cash equivalents	(13,003)	26,587
Cash and cash equivalents at beginning of period	163,466	134,322

Cash and cash equivalents at end of period	$150,463	$160,909

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$28,289	$19,882
Income taxes paid	155	28

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

March 31, 2006

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

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

Use of Estimates

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the audited Consolidated Financial Statements or in the notes to the audited Consolidated Financial Statements as included in the Corporation’s 2005 Annual Report on Form 10-K. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s unaudited Condensed Consolidated Financial Statements.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative is considered a non-designated derivative and continues to be marked-to-market in the Consolidated Statements of Condition as an asset or liability, and mark-to-market through current period earnings in the Consolidated Statements of Income and not through OCI.

Counter-party credit risk associated with derivatives is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure ongoing effectiveness. For significant derivative positions, credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. The Corporation’s hedging activities and strategies are monitored by the Bank’s Asset / Liability Committee (“ALCO”) as part of its oversight of the treasury function.

Share-Based Payment

Prior to January 1, 2006, the Corporation applied the intrinsic value based method of accounting for its fixed-plan stock options as prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and accordingly, did not record compensation costs for grants of stock options to employees when the initial exercise price equaled the fair market value on the grant date. However, the Corporation did record compensation costs for restricted share grants over the respective vesting periods equal to the fair market value of the common shares on the date of each grant.

Effective January 1, 2006, the Corporation adopted SFAS No.123(R) “Share-Based Payment” that requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees. Under the provisions of SFAS No. 123(R), the Corporation has applied the modified prospective method of adoption, and therefore, results for prior periods have not been restated.

On December 30, 2005, the Corporation approved the accelerated vesting of all outstanding, unvested stock options of the Corporation’s common stock granted through 2005. As a result, the stock options, that otherwise would have vested during 2006 and thereafter became immediately exercisable. The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Corporation would otherwise be required to recognize upon adoption of SFAS No. 123(R). Accordingly, the Corporation will not recognize any compensation cost associated with those stock options in periods subsequent to December 31, 2005.

Compensation cost for stock options granted after January 1, 2006 and restricted share grants will be recognized as non-interest expense in the Condensed Consolidated Statement of Income on a straight-line basis over the requisite service period of each stock option and restricted share grant. Compensation cost for stock options will include the impact of an estimated forfeiture rate. However, the impact of forfeitures on the restricted share grants will be recorded as they occur.

At March 31, 2006, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

Prior to the adoption of SFAS 123(R), the Corporation applied APB 25, to account for its stock-based awards, and the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB 25, because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the three months ended March 31, 2005 had compensation expense been recorded based on the fair value method under SFAS 123, utilizing the Black-Scholes option valuation model:

(in thousands, except per share data)	Three Months Ended March 31, 2005
Net Income:
Net income as reported	$15,750
Addition for total stock-based compensation expense included in reported net income, net of tax	30
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(508)

Pro forma net income	$15,272

Basic Earnings Per Share:
As reported	$0.48
Pro forma	0.46

Diluted Earnings Per Share:
As reported	$0.47
Pro forma	0.45

Other Changes in Accounting Principles

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which is effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting accounting changes and error corrections. The adoption of SFAS No. 154 did not have any impact on the results of operations of the Corporation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which is effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments will be accounted for on a similar basis regardless of the form of the financial instrument. It also provides for an election of fair value measurement on an instrument-by-instrument basis in cases where a derivative would otherwise have to be bifurcated. The adoption of SFAS No. 155 is not expected to have any impact on the results of operations of the Corporation. As of March 31, 2006, the Corporation did not have any hybrid financial instruments.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets– an amendment of FASB Statement No. 140” (“SFAS No. 156”), which is effective for an entity’s first fiscal year that begins after September 15, 2006. The statement establishes the accounting for all separately recognized servicing assets and liabilities which require that they be initially recorded at fair value. The statement permits, but does not require, subsequent measurement of the separately recognized servicing assets and liabilities at fair value. The adoption of SFAS No. 156 is not expected to have any impact on the results of operations of the Corporation. Currently, the Corporation does not retain servicing rights for loans sold to third parties.

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$70,832	$—	$2,429	$68,403
Mortgage-backed securities	1,011,815	644	39,094	973,365
Municipal securities	82,266	97	835	81,528
Other debt securities	680,834	2,687	845	682,676

Total securities available for sale	1,845,747	3,428	43,203	1,805,972

Securities held to maturity:
Other debt securities	110,681	265	1,502	109,444

Total securities held to maturity	110,681	265	1,502	109,444

Total investment securities	$1,956,428	$3,693	$44,705	$1,915,416

December 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,936	$—	$1,706	$77,230
Mortgage-backed securities	1,061,541	1,109	27,873	1,034,777
Municipal securities	58,736	129	548	58,317
Other debt securities	622,701	2,193	1,132	623,762

Total securities available for sale	1,821,914	3,431	31,259	1,794,086

Securities held to maturity:
Other debt securities	111,269	307	1,495	110,081

Total securities held to maturity	111,269	307	1,495	110,081

Total investment securities	$1,933,183	$3,738	$32,754	$1,904,167

March 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$102,781	$—	$2,754	$100,027
Mortgage-backed securities	1,473,870	2,910	23,663	1,453,117
Municipal securities	12,568	302	—	12,870
Other debt securities	463,857	1,925	506	465,276

Total securities available for sale	2,053,076	5,137	26,923	2,031,290

Securities held to maturity:
Other debt securities	114,091	383	1,421	113,053

Total securities held to maturity	114,091	383	1,421	113,053

Total investment securities	$2,167,167	$5,520	$28,344	$2,144,343

At March 31, 2006, a net unrealized after-tax loss of $25.0 million on the securities portfolio was reflected in net accumulated other comprehensive loss. This compared to net unrealized after-tax losses of $14.2 million and $18.1 million at March 31, 2005 and December 31, 2005, respectively.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At March 31, 2006, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2005, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2005.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Residential real estate:
Originated and acquired residential mortgage	$421,122	$452,853	$626,952
Home equity	924,311	900,985	745,996
Other consumer:
Marine	398,024	412,643	431,381
Other	28,688	32,793	35,482

Total consumer	1,772,145	1,799,274	1,839,811

Commercial real estate:
Commercial mortgage	470,364	485,743	483,256
Residential construction	483,309	414,803	264,906
Commercial construction	311,036	312,399	282,092
Commercial business	676,315	683,162	671,110

Total commercial	1,941,024	1,896,107	1,701,364

Total loans	$3,713,169	$3,695,381	$3,541,175

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2006	2005
Balance at beginning of period	$45,639	$46,169
Provision for loan losses	318	1,575
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	331	641
Home equity	119	(1)
Marine and other consumer	271	(10)
Commercial business	482	1,475

Net charge-offs	1,203	2,105

Balance at end of period	$44,754	$45,639

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2006.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2005	$255,477	$(622)	$254,855

Balance at March 31, 2006	$255,477	$(622)	$254,855

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2005	$15,429	$(4,664)	$10,765
Amortization expense	—	(450)	(450)

Balance at March 31, 2006	$15,429	$(5,114)	$10,315

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Interest-bearing deposits:
Interest-bearing demand	$648,878	$618,129	$531,382
Money market	616,039	597,086	580,038
Savings	692,044	695,946	760,165
Direct time certificates of deposit	935,618	888,510	793,000
Brokered certificates of deposit	443,262	464,773	387,535

Total interest-bearing deposits	3,335,841	3,264,444	3,052,120
Noninterest-bearing deposits	826,598	860,023	876,766

Total deposits	$4,162,439	$4,124,467	$3,928,886

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Securities sold under repurchase agreements	$324,838	$370,515	$412,071
Federal funds purchased	378,000	185,000	140,000
Federal Home Loan Bank advances - variable rate	55,000	90,000	165,000
Other short-term borrowings	2,272	2,237	2,157

Total short-term borrowings	$760,110	$647,752	$719,228

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	March 31, 2006	December 31, 2005	March 31, 2005
Federal Home Loan Bank advances - fixed rate	$111,712	$196,537	$163,228
Federal Home Loan Bank advances - variable rate	535,000	585,520	800,000
Junior Subordinated Debentures	136,990	136,715	142,237
Term repurchase agreements	—	1,250	20,000

Total long-term debt	$783,702	$920,022	$1,125,465

On March 31, 2005, the Corporation redeemed $30.0 million in aggregate principal amount of 10% Junior Subordinated Debentures issued to Provident Trust II. These Junior Subordinated Debentures had a final stated maturity of March 31, 2030, but were callable at par beginning on March 31, 2005. On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures issued to Southern Financial Capital Trust I. These Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity date of July 15, 2030.

NOTE 9—STOCKHOLDERS’ EQUITY

Plan Description and Adoption of SFAS No. 123(R)

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (the Plan), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At March 31, 2006, 4.7 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are generally granted with an exercise price equal to the market price of the Corporation’s shares at the date of the grant. The stock options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms.

Stock options issued in 2004 and prior and in 2005 have contractual terms of ten years and eight years from the date of grant, respectively. As discussed in Note 1, the Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the three months ended March 31, 2006.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the stock options using these assumptions.

Three Months Ended March 31, 2006
Weighted average dividend yield	3.14%
Weighted average risk-free interest rate	4.58%
Weighted average expected volatility	19.92%
Weighted average expected life	5.25 yrs
Weighted average fair value of options granted	$6.50

The Corporation recognized compensation expense related to stock options of $57 thousand for the three months ended March 31, 2006. The intrinsic value of options exercised for three months ended March 31, 2006 and 2005 was $2.7 million and $889 thousand, respectively. Unrecognized compensation cost related to non-vested options is $1.8 million at March 31, 2006 and is expected to be recognized over a weighted average period of 3.9 years.

The following table presents a summarization of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,344,363	$25.64
Options granted	284,440	36.02
Exercised	(190,959)	21.74
Cancelled or expired	—	—

Options outstanding at March 31, 2006	2,437,844	27.16	6.16	$22,073

Options exercisable at March 31, 2006	2,153,416	$25.99	5.93	$22,018

Restricted Stock Awards

The Corporation issues restricted share grants, in the form of new shares, to its directors and certain key employees. The restricted share grants are issued at the fair market value of the common shares on the date of each grant. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, as such, the restricted share grants vest immediately. The restricted share grants to the directors may only be exercised six months subsequent to their departure from the board of directors. The restricted share grants to employees vest ratably over four years. The Corporation recorded expense related to these awards of $110 thousand for the three months ended March 31, 2006.

The following table presents a summarization of the activity related to restricted share grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at January 1, 2006	31,764	$33.66
Awards granted	58,562	36.00
Vested	(7,887)	33.66
Cancelled	(225)	33.66

Unvested at March 31, 2006	82,214	35.33

At March 31, 2006, unrecognized compensation cost related to non-vested restricted share grants was $2.8 million and is expected to be recognized over a weighted average period of 3.6 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $909 thousand and $1.2 million for the three months ended March 31, 2006 and 2005, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the three months ended March 31, 2006, the Corporation recorded a decrease in fair value of derivatives of $2.0 million compared to an increase of $1.3 million for the same period in 2005, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2006, the ineffective portion of a cash flow hedge resulted in a $4 thousand charge to earnings. For the three months ended March 31, 2005, the Corporation had no ineffective hedges.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended March 31, 2006 and 2005, the Corporation recorded a pre-tax net loss of $603 thousand and $3.8 million, respectively, to reflect the decrease in value of the non-designated interest rate swaps. The net cash settlements on the interest rate swaps are recorded in non-interest income. Net cash settlements on interest rate swaps were $290 thousand and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
March 31, 2006
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$50,000	$533	$533
Receive fixed/pay variable	Hedge investment rate risk	218,163	—	(3,397)
Receive fixed/pay variable	Hedge borrowing cost	57,900	—	(909)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,535	1,535

Total designated derivatives		491,063	2,068	(2,238)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,288	3,288

Total non-designated derivatives		40,000	3,288	3,288

Total derivatives		$531,063	$5,356	$1,050

December 31, 2005
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge borrowing cost	$57,900	$—	$(657)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,155	1,155

Total designated derivatives		222,900	1,155	498

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		70,000	1,450	1,450
Receive fixed/pay variable		40,000	3,235	3,235

Total non-designated derivatives		110,000	4,685	4,685

Total derivatives		$332,900	$5,840	$5,183

March 31, 2005
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,586	$1,585
Pay fixed/receive variable	Hedge loan rate risk	55,985	1,255	1,157
Interest rate caps/corridors	Hedge borrowing cost	300,000	3,008	3,008

Total designated derivatives		450,985	5,849	5,750

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		30,000	738	737
Receive fixed/pay variable		368,500	5,347	(1,313)

Total non-designated derivatives		398,500	6,085	(576)

Total derivatives		$849,485	$11,934	$5,174

NOTE 11—CONTINGENCIES AND OFF BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	March 31, 2006
Commercial business and real estate	$915,128
Consumer revolving credit	695,032
Residential mortgage credit	19,405
Performance standby letters of credit	116,308
Commercial letters of credit	2,182

Total loan commitments	$1,748,055

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In April 2005, the Corporation became a party to litigation where a former employee alleges a breach by the Corporation of a previously executed employment contract. The former employee claims that, under the terms of the contract, he is due a so-called “imputed interest payment” valued at approximately $2 million. Further, under a theory of damages put forth, he asserts that he is owed a multiple of the imputed interest payment. The aggregate damage award sought against the Corporation in this action is approximately $6 million. The discovery phase of the litigation process has been completed, however, no trial date has been set. The Corporation believes it has meritorious defenses against this action and is vigorously and actively contesting the allegations against it.

All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

NOTE 12—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2006	2005
Net gains (losses):
Securities sales	$521	$(876)
Asset sales	141	151
Debt extinguishment	(122)	(51)

Net gains (losses)	$540	$(776)

NOTE 13—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	2006	2005
Net income	$18,258	$15,750
Basic EPS shares	32,948	33,029
Basic EPS	$0.55	$0.48
Dilutive shares	417	691
Diluted EPS shares	33,365	33,720
Diluted EPS	$0.55	$0.47
Antidilutive shares	10	2

NOTE 14—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive loss for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income	$18,258	$15,750
Other comprehensive loss:
Net unrealized gains (losses) on derivatives	(3,204)	1,934
Net unrealized holding losses on debt securities	(12,295)	(19,561)
Less reclassification adjustment for gains (losses) realized in net income	117	(757)

Other comprehensive loss, before tax	(15,616)	(16,870)
Related income tax benefit	(6,325)	(5,905)

Other comprehensive loss, after tax	(9,291)	(10,965)

Comprehensive income	$8,967	$4,785

NOTE 15—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(in thousands)	2006	2005	2006	2005	2006	2005
Service cost - benefits earned during the period	$842	$304	$72	$39	$36	$75
Interest cost on projected benefit obligation	908	387	58	27	153	209
Expected return on plan assets	(1,444)	(445)	—	—	—	—
Net amortization and deferral of loss (gain)	117	50	(107)	13	182	88

Subtotal	423	296	23	79	371	372
Reversal of liability	—	—	—	(1,641)	—	—

Net pension cost included in employee benefits expense	$423	$296	$23	$(1,562)	$371	$372

On March 31, 2005, the Corporation announced that the pension plan would be frozen for new entrants. Employees who were already participants in the plan were not affected by this change. Also on March 31, 2005, the Corporation communicated to retirees under the age of 65 currently receiving postretirement health care benefits that these benefits would be eliminated and no longer offered, effective January 1, 2006. Postretirement life insurance benefits continue to be provided to retirees. This action resulted in the reversal of the actuarially determined liability of $1.6 million at March 31, 2005 associated with health care benefits.

No contributions were made to the qualified pension plan in the three months ended March 31, 2006 and 2005, respectively. The minimum required contribution in 2006 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2006 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2006, which is equal to the benefits paid under the plans.

NOTE 16—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 91 traditional and 62 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 252 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended March 31,	2006				2005
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$14,873	$27,379	$8,996	$51,248	$14,847	$26,205	$7,664	$48,716
Provision for loan losses	351	521	(554)	318	1,515	(52)	112	1,575

Net interest income after provision for loan losses	14,522	26,858	9,550	50,930	13,332	26,257	7,552	47,141
Non-interest income	4,758	24,063	(596)	28,225	3,550	21,227	(1,733)	23,044
Non-interest expense	6,413	38,487	7,891	52,791	5,705	35,139	6,630	47,474

Income (loss) before income taxes	12,867	12,434	1,063	26,364	11,177	12,345	(811)	22,711
Income tax expense (benefit)	3,956	3,823	327	8,106	3,425	3,784	(248)	6,961

Net income (loss)	$8,911	$8,611	$736	$18,258	$7,752	$8,561	$(563)	$15,750

Total assets	$1,968,816	$3,129,567	$1,274,051	$6,372,434	$1,636,519	$3,067,711	$1,720,452	$6,424,682

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At March 31, 2006, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Provident’s mission is to exceed customer expectations by delivering superior service, products and banking convenience. Every employee’s commitment to serve the Bank’s customers in this fashion will establish Provident as the primary bank of choice of individuals, families, small businesses and middle market businesses throughout its chosen markets. To achieve this mission and to improve financial fundamentals, the strategic focus of the organization is to:

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 62 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 153 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 153 banking offices, 44% are located in the Greater Baltimore region and 56% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The network of 252 ATMs enhances the banking office network by providing customers increased opportunities to access their funds.

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

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, recourse liabilities, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income – which is the income that the Corporation earns on its loans and investments—and interest expense—which is the interest that is paid on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income—the revenue received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts. The Corporation also earns revenue from insurance commissions, mortgage banking fees and other fees and charges.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. These gains and losses are not a regular part of the Corporation’s income. In addition, the Corporation also recognizes gains or losses on its outstanding non-designated derivative financial instruments.

Expenses

The expenses the Corporation incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, external processing fees, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, fees paid to directors and expenses for retirement and other employee benefits.

Occupancy expense, which are fixed or variable costs associated with building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment and external processing include fees paid to third-party data processing services and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 2 to 40 years for building and improvements, and 2 to 15 years for furniture and equipment.

Other expenses include expenses for attorneys, accountants and consultants, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense and other miscellaneous operating expenses.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued improvement in financial fundamentals through the consistent execution of the Bank’s key strategies and the balance sheet transition towards growing loans and deposits in the Bank’s core business segments. The expanded market presence experienced over the past few years has been successful in growing and deepening relationships across the Corporation’s key major markets of Greater Baltimore, Greater Washington and Central Virginia. The successful efforts have led to growth in average loans of $160.5 million, or 4.5%, and average deposits of $257.8 million, or 6.9%, over the first quarter of 2005. At March 31, 2006, total assets were $6.4 billion which is essentially flat with the periods ended December 31, 2005 and March 31, 2005. Over the past 12 months, growth in internally generated loan portfolios has been offset by a decline in non-core or wholesale loans (originated and acquired residential mortgages) and investment securities as the Corporation continues to execute its strategy of transitioning the balance sheet towards core assets and away from wholesale assets.

Lending

Total average loan balances increased to $3.7 billion in the first quarter of 2006, an increase of $160.5 million, or 4.5%, from the first quarter 2005 (“prior year quarter”). The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Residential real estate:
Originated and acquired residential mortgage	$439,513	$639,845	$(200,332)	(31.3)%
Home equity	914,182	724,721	189,461	26.1
Other consumer:
Marine	406,786	432,891	(26,105)	(6.0)
Other	30,441	38,250	(7,809)	(20.4)

Total consumer	1,790,922	1,835,707	(44,785)	(2.4)

Commercial real estate:
Commercial mortgage	475,354	484,491	(9,137)	(1.9)
Residential construction	447,792	259,940	187,852	72.3
Commercial construction	309,123	281,705	27,418	9.7
Commercial business	677,346	678,183	(837)	(0.1)

Total commercial	1,909,615	1,704,319	205,296	12.0

Total loans	$3,700,537	$3,540,026	$160,511	4.5

Strong loan growth in the Corporation’s core loan portfolios (loans other than the Company’s originated and acquired residential mortgage loans) was offset by continued strategic reductions in non-core or wholesale portfolios (originated and acquired residential mortgages). The average loan balances of loans other than originated and acquired residential mortgage loans increased in the aggregate, $360.8 million, or 12.4%, over the same quarter in 2005. This increase was a result of the Corporation’s expanded presence and successful marketing efforts to grow its home equity and residential and commercial construction loan portfolios. As a result, total average loans increased by 4.5% and was mainly driven by an increase of $189.5 million in average home equity loans and $215.3 million in average residential and commercial constructions loans. These increases more than offset planned reductions in originated and acquired residential mortgage loans of $200.3 million.

The home equity loan suite of products has been a key component of the Bank’s strategy to deepen its consumer relationships. This market strategy resulted in the $189.5 million, or 26.1%, increase in home equity average balances, continuing the growth of $205.7 million, or 39.6%, that occurred in first quarter 2005. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone center and internet units. The strong growth in home equity lending was partially offset by a decline in marine and other consumer loans. The Corporation’s marine lending loan growth has been restricted due to low pricing margins in the industry.

Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $205.3 million, or 12.0%, compared to the 2005 quarter. Commercial and residential construction loans posted increases during the quarter of $187.9 million and $27.4 million, respectively, reflecting strong regional demand for construction loans in the Bank’s markets. This growth has occurred within the Corporation’s market footprint and is a reflection of the lending area’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through a strong level of loan administration and credit monitoring by a very experienced lending staff. The result is a well-balanced mix of revenue sources between consumer and commercial loan products with $1.8 billion, or 48.4%, in consumer loans, and $1.9 billion, or 51.6%, in commercial loans. Geographically, average loan balances of $1.4 billion originated in the Greater Washington and Central Virginia regions represent 37% of total average loans in first quarter 2006.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	March 31, 2006	December 31, 2005
Non-Performing Assets:
Originated and acquired residential mortgage	$8,648	$7,340
Home equity	310	243
Other consumer	205	315
Commercial mortgage	1,437	1,437
Commercial business	15,752	16,336

Total non-accrual loans	26,352	25,671
Total renegotiated loans	—	—

Total non-performing loans	26,352	25,671
Total other assets and real estate owned	1,773	1,787

Total non-performing assets	$28,125	$27,458

90-Day Delinquencies:
Originated and acquired residential mortgage	$3,578	$5,131
Home equity	263	251
Other consumer	875	1,069
Residential real estate construction	—	118
Commercial business	290	1,551

Total 90-day delinquencies	$5,006	$8,120

Asset Quality Ratios:
Non-performing loans to loans	0.71%	0.69%
Non-performing assets to loans	0.76%	0.74%
Allowance for loan losses to loans	1.21%	1.24%
Net charge-offs in quarter to average loans	0.13%	0.09%
Allowance for loan losses to non-performing loans	169.83%	177.78%

The asset quality within the Corporation’s loan portfolio continues to remain strong in the first quarter of 2006. Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and strategy of shifting the balance sheet to core loan portfolios. In addition, regional credit conditions remained favorable for the first quarter 2006. Non-performing assets were $28.1 million at March 31, 2006, a 2.4% increase, or $667 thousand, from the level at December 31, 2005. The increase in non-performing assets was due to the $1.3 million increase in originated and acquired residential mortgages offset by a $584 thousand decline in non-performing commercial business loans during the quarter. Non-performing commercial business loans include $1.3 million of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.76% at March 31, 2006 compared to 0.74% at December 31, 2005. The level of 90-day delinquent loans declined during the same period, decreasing $3.1 million, or 38.3%, to $5.0 million from the $8.1 million level at December 31, 2005 and $10.8 million at March 31, 2005. Overall, the asset quality ratios of the Corporation remain favorable, but no assurances can be given regarding the level of non-performing assets in the future.

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

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances that may affect the ability to repay debt or the value of pledged collateral. A loan classification and review system exists that identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a risk rating based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.

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

Lending management meets at least quarterly with executive management to review the credit quality of the loan portfolios and to evaluate the allowance. The Corporation has an internal risk analysis and review staff that continuously reviews loan quality and reports the results of its reviews to executive management and the Audit Committee of the Board of Directors. Such reviews also assist management in establishing the level of the allowance.

Management believes that it uses the relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate.

The FDIC examines the Bank periodically and, accordingly, as part of this examination, the allowance is reviewed for adequacy utilizing specific guidelines. Based upon their review, the regulators may from time to time require reserves in addition to those previously provided.

At March 31, 2006, the allowance was $44.8 million, or 1.21%, as a percentage of total loans outstanding, compared to an allowance at December 31, 2005 of $45.6 million, or 1.24%, as a percentage of total loans outstanding. The allowance coverage of 169.83% of non-performing loans at March 31, 2006 compared to 177.78% at December 31, 2005. Portfolio-wide net charge-offs represented 0.13% of average loans in first quarter 2006, compared to 0.24% in first quarter 2005 and 0.09% from the fourth quarter 2005.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Transaction accounts:
Noninterest-bearing	$791,615	$783,673	$7,942	1.0%
Interest-bearing	569,191	526,831	42,360	8.0
Savings/money market:
Savings	692,013	749,080	(57,067)	(7.6)
Money market	614,094	533,176	80,918	15.2
Certificates of deposit:
Direct	898,518	795,593	102,925	12.9
Brokered	448,418	367,653	80,765	22.0

Total deposits	$4,013,849	$3,756,006	$257,843	6.9

Deposits by source:
Consumer	$2,708,553	$2,660,397	$48,156	1.8
Commercial	856,878	727,956	128,922	17.7
Brokered	448,418	367,653	80,765	22.0

Total deposits	$4,013,849	$3,756,006	$257,843	6.9

Average deposits increased $257.8 million, or 6.9%, in the first quarter 2006 over the same quarter last year. Consumer deposits grew $48.2 million, or 1.8%, while commercial deposits experienced growth of $128.9 million, or 17.7%. The primary driver in the commercial deposit growth was the increase in certificates of deposit in the Greater Washington and Central Virginia regions and higher commercial money market balances associated with commercial real estate lending activities in the Greater Baltimore region. In addition, brokered deposits issued also increased as a less expensive alternative to borrowing.

Geographically, average customer deposits in the Greater Washington and Central Virginia regions represent 39% of total customer deposits. The Bank currently has 86 retail banking offices in this market or 56% of total banking offices.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”) and other debt securities, which include corporate bonds and asset-backed securities (“ABS”).

At March 31, 2006, the investment securities portfolio was $1.9 billion, or 30.1% of total assets. The Bank’s investment portfolio declined $229 million from March 31, 2005 to March 31, 2006, reflecting management’s strategy to de-emphasize wholesale investments. The reduction in balances occurred in the MBS portfolio, which was reduced from $1.5 billion to $1.0 billion over that time period. Floating rate ABS were increased by $213 million over the same time period.

At March 31, 2006, 51% of the investment portfolio was invested in MBS. The allocation to floating rate ABS and corporate bonds was increased to 36%, to take advantage of rising short-term interest rates. The ABS portfolio, representing 34% of the total portfolio, consists predominately of Aaa and single A rated classes of pooled trust preferred securities. The re-allocation of investment securities out of MBS and into floating rate ABS achieved the objectives of 1) reducing the portfolio’s market value sensitivity to rising interest rates and 2) increasing the percentage of the portfolio that reprices with one-month or three month LIBOR in order to increase the Bank’s asset sensitivity position. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, single or double ‘A’ rated home equity ABS, and U.S. Treasury, Agency, and municipal securities. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. In the current economic environment, the duration is targeted for the middle of that range. Another risk in the investment portfolio is credit risk. At March 31, 2006, over 65% of the entire investment portfolio was rated AAA, 34% was investment grade below AAA, and 1% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at March 31, 2006. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at March 31, 2006.

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

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30 million aggregate value of Junior Subordinated Debentures issued to Provident Trust II at an annual rate of 10%. On July 15, 2005, the Corporation redeemed $5 million aggregate value of Junior Subordinated Debentures issued to Southern Financial Capital Trust I at an annual rate of 11%. There are no issuances callable in 2006.

Treasury borrowings rose slightly from December 2005 to March 2006, to fund core loan growth. Comparing monthly average balances, March 2006 borrowings rose $78 million from December 2005, from $1.67 billion to $1.75 billion. Short-term borrowings rose $250 million while long-term borrowings were reduced $150 million, as management took advantage of lagging rates increases in the Fed Funds market by increasing this segment of its borrowing portfolio. In addition, brokered CDs were reduced by $21 million.

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

The Bank’s primary source of liquidity beyond the traditional sources is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At March 31, 2006, $1.0 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $1.1 billion. An excess liquidity position of $672 million remains after covering $445 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At March 31, 2006, the Bank possessed over $900 million of unsecured overnight borrowing capacity, of which $378 million was in use. The Bank also accesses the brokered CD market when the pricing of CDs is favorable to other secured or unsecured sources. Additionally, the Corporation has access to public and private debt markets, and most recently issued $71 million of trust preferred securities in December 2003.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2006, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable in an efficient market.

A significant use of the Corporation’s liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the holding company are utilized to pay dividends to stockholders, repurchase shares and pay interest on Junior Subordinated Debentures. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

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

The following table summarizes significant contractual obligations at March 31, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$13,496	$24,992	$20,512	$34,342	$93,342
Long-term debt	345,199	263,131	35,518	139,854	783,702

Total	$358,695	$288,123	$56,030	$174,196	$877,044

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31, 2006 were as follows:

(in thousands)	March 31, 2006
Commercial business and real estate	$915,128
Consumer revolving credit	695,032
Residential mortgage credit	19,405
Performance standby letters of credit	116,308
Commercial letters of credit	2,182

Total loan commitments	$1,748,055

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At March 31, 2006, the Corporation did not have any firm commitments to purchase loans.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2006 for the March 31, 2006 data and on January 1, 2006 for the December 31, 2005 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

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

Interest Rate Scenario	At March 31, 2006 Projected Percentage Change in Net Interest Income	At December 31, 2005 Projected Percentage Change in Net Interest Income
-100 basis points	-3.00%	-3.40%
No change	—	—
+100 basis points	+1.40%	+1.80%
+200 basis points	+2.50%	+3.20%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.1% under the assumed single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. Management pays close attention to the risk of continued flattening of the yield curve. Short-term interest rates, such as the fed funds rate, have increased approximately 200 basis points over the past year while long-term rates have risen about 60 basis points. Further yield curve flattening is possible, either through further increases in short-term rates, further decreases in long-term rates, or both. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve flattening scenarios.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve flattening risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $600 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, over $270 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $366 million of interest rate swaps were in force to reduce interest rate risk, and $165 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality was presented on page 25.

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

Capital Resources

Total stockholders’ equity was $630.2 million at March 31, 2006, a decrease of $299 thousand from December 31, 2005. The change in stockholders’ equity for the period was attributable to $18.3 million in earnings that was partially offset by dividends paid of $9.4 million. Net accumulated other comprehensive loss increased by $9.3 million during the period primarily due to the impact of rising interest rates on the market value of the debt securities portfolio. Capital was also reduced by $5.4 million associated with stock-based payment and by $5.3 million from the repurchase of 149 thousand shares of the Corporation’s common stock at an average price of $35.90. The Corporation is authorized to repurchase an additional 1.1 million shares under its stock repurchase program.

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

(dollars in thousands)	March 31, 2006	December 31, 2005
Total equity capital per consolidated financial statements	$630,196	$630,495
Qualifying trust preferred securities	129,000	129,000
Minimum pension liability	(1,196)	(1,196)
Accumulated other comprehensive loss	26,574	17,283

Adjusted capital	784,574	775,582

Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(265,351)	(265,794)

Total tier 1 capital	519,223	509,788

Adjustments for tier 2 capital:
Allowance for loan losses	44,754	45,639
Allowance for letter of credit losses	511	467

Total tier 2 capital adjustments	45,265	46,106

Total regulatory capital	$564,488	$555,894

Risk-weighted assets	$4,575,681	$4,645,900
Quarterly regulatory average assets	6,078,980	6,070,270

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.54%	8.40%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.35	10.97	4.00	6.00
Total regulatory capital to risk-weighted assets	12.34	11.97	8.00	10.00

As of March 31, 2006, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Financial Highlights

Provident reported net income of $18.3 million, or $0.55 per diluted share, in the quarter ended March 31, 2006 compared to $15.8 million and $0.47 per diluted share in first quarter 2005. The financial results of first quarter 2006 reflect the Company’s continued improvement in financial fundamentals through the consistent execution of the Bank’s key strategies and transition of the balance sheet. The Corporation showed improvement in its key performance measurements over first quarter 2005, as return on assets, return on common equity and net interest margin were 1.17%, 11.40% and 3.72%, respectively, in the quarter ended March 31, 2006 compared to 0.99%, 10.32%, and 3.46%, respectively, over the prior year quarter. The financial results in the first quarter of 2006 reflect the Corporation’s continued commitment to produce positive core results by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Central Virginia regions, growing commercial business in all markets, and enhancing core business results in all markets.

Solid loan growth of $360.8 million in the Corporation’s core business segments provided continued improvement in the quantity as well as quality of the Corporation’s earnings. This improvement was accomplished on a lower level of average assets and debt and a higher level of capital. Improved earnings included an increase of $2.5 million in net interest income, a $1.3 million decrease in provision for loan losses, and an increase in non-interest income of $5.2 million, offset by an increase of $5.3 million in non-interest expense and a $1.1 increase in income tax expense, resulting in a $2.5 million increase in net income from first quarter 2005.

The financial results reflect the continued balance sheet transition toward growing loans and deposits in core business segments. An overview of the strategies is discussed on pages 21 and 22 of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Asset quality continues to remain strong, as non-performing assets to loans were 0.76% and charge-offs to average loans were 0.13% for the quarter.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended March 31, 2006 and 2005

	Three Months Ended March 31, 2006			Three Months Ended March 31, 2005
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$439,513	$6,883	6.35%	$639,845	$9,485	6.01%
Home equity	914,182	14,168	6.29	724,721	9,352	5.23
Marine	406,786	5,235	5.22	432,891	5,583	5.23
Other consumer	30,441	701	9.34	38,250	771	8.17
Commercial mortgage	475,354	7,917	6.75	484,491	7,172	6.00
Residential construction	447,792	9,009	8.16	259,940	3,886	6.06
Commercial construction	309,123	5,461	7.16	281,705	3,914	5.63
Commercial business	677,346	11,786	7.06	678,183	10,529	6.30

Total loans	3,700,537	61,160	6.70	3,540,026	50,692	5.81

Loans held for sale	7,477	126	6.83	6,093	88	5.86
Short-term investments	8,475	79	3.78	8,671	43	2.01
Taxable investment securities	1,849,174	23,952	5.25	2,156,984	24,321	4.57
Tax-advantaged investment securities	72,705	1,105	6.16	12,995	231	7.21

Total investment securities	1,921,879	25,057	5.29	2,169,979	24,552	4.59

Total interest-earning assets	5,638,368	86,422	6.22	5,724,769	75,375	5.34

Less: allowance for loan losses	45,396			46,051
Cash and due from banks	121,465			127,760
Other assets	623,221			626,493

Total assets	$6,337,658			$6,432,971

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$569,191	669	0.48	$526,831	305	0.23
Money market deposits	614,094	3,635	2.40	533,176	1,910	1.45
Savings deposits	692,013	552	0.32	749,080	540	0.29
Direct time deposits	898,518	7,150	3.23	795,593	4,408	2.25
Brokered time deposits	448,418	5,060	4.58	367,653	4,165	4.59
Short-term borrowings	835,299	8,548	4.15	837,946	4,473	2.16
Long-term debt	805,654	9,122	4.59	1,184,524	10,670	3.65

Total interest-bearing liabilities	4,863,187	34,736	2.90	4,994,803	26,471	2.15

Noninterest-bearing demand deposits	791,615			783,673
Other liabilities	33,576			35,727
Stockholders’ equity	649,280			618,768

Total liabilities and stockholders’ equity	$6,337,658			$6,432,971

Net interest-earning assets	$775,181			$729,966

Net interest income (tax-equivalent)		51,686			48,904
Less: tax-equivalent adjustment		438			188

Net interest income		$51,248			$48,716

Net yield on interest-earning assets			3.72%			3.46%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended March 31, 2006 and 2005

					2006/2005 Income/Expense Variance Due to Change In
	2006 Quarter to 2005 Quarter Increase/(Decrease)
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(200,332)	(31.3)%	$(2,602)	(27.4)%	$510	$(3,112)
Home equity	189,461	26.1	4,816	51.5	2,093	2,723
Marine	(26,105)	(6.0)	(348)	(6.2)	(12)	(336)
Other consumer	(7,809)	(20.4)	(70)	(9.1)	101	(171)
Commercial mortgage	(9,137)	(1.9)	745	10.4	883	(138)
Residential construction	187,852	72.3	5,123	131.8	1,658	3,465
Commercial construction	27,418	9.7	1,547	39.5	1,139	408
Commercial business	(837)	(0.1)	1,257	11.9	1,270	(13)

Total loans	160,511	4.5	10,468	20.7

Loans held for sale	1,384	22.7	38	43.2	16	22
Short-term investments	(196)	(2.3)	36	83.7	37	(1)
Taxable investment securities	(307,810)	(14.3)	(369)	(1.5)	3,355	(3,724)
Tax-advantaged investment securities	59,710	459.5	874	378.4	(38)	912

Total investment securities	(248,100)	(11.4)	505	2.1

Total interest-earning assets	(86,401)	(1.5)	11,047	14.7	12,200	(1,153)

Less: allowance for loan losses	(655)	(1.4)
Cash and due from banks	(6,295)	(4.9)
Other assets	(3,272)	(0.5)

Total assets	$(95,313)	(1.5)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$42,360	8.0	364	119.3	338	26
Money market deposits	80,918	15.2	1,725	90.3	1,399	326
Savings deposits	(57,067)	(7.6)	12	2.2	55	(43)
Direct time deposits	102,925	12.9	2,742	62.2	2,115	627
Brokered time deposits	80,765	22.0	895	21.5	(16)	911
Short-term borrowings	(2,647)	(0.3)	4,075	91.1	4,089	(14)
Long-term debt	(378,870)	(32.0)	(1,548)	(14.5)	2,351	(3,899)

Total interest-bearing liabilities	(131,616)	(2.6)	8,265	31.2	8,980	(715)

Noninterest-bearing demand deposits	7,942	1.0
Other liabilities	(2,151)	(6.0)
Stockholders’ equity	30,512	4.9

Total liabilities and stockholders’ equity	$(95,313)	(1.5)

Net interest-earning assets	$45,215	6.2

Net interest income (tax-equivalent)			2,782	5.7	$3,220	$(438)
Less: tax-equivalent adjustment			250	133.0

Net interest income			$2,532	5.2

The net interest margin, on a tax-equivalent basis, increased 26 basis points to 3.72% and was driven by the continuation of the balance sheet transitioning and by the solid growth in core lending activities. Management’s strategy to replace lower net interest-earning assets with higher net interest-earning assets has been very successful. The Corporation has seen solid loan growth in its home equity and residential and commercial construction loan portfolios since the same period a year ago. Growth in these portfolios was offset by planned declines in non-core investment securities and originated and acquired residential portfolios. Overall, average earning assets decreased $86.4 million to $5.6 billion which was attributable to a $248.1 million reduction in investment securities partially offset by net loan growth of $160.5 million. The yields on investments and loans grew 70 and 89 basis points, respectively. The yield increase in the portfolio was mainly the result of the rising interest rate environment over the past year and the Corporation’s greater emphasis on variable rate securities. Interest-bearing liabilities decreased $131.6 million while the average rate paid increased 75 basis points. The increase in the average rate paid was primarily due to rising interest rates and the mix of interest-bearing liabilities. Interest expense benefited from a $7.9 million increase in average noninterest-bearing deposit balances during the quarter.

The 6.22% yield on earning assets correspondingly increased as a result of rising interest rates and its product mix of loans that more than offset the increased funding costs of 2.90%. Net interest income on a tax-equivalent basis was $51.7 million in first quarter 2006, compared to $48.9 million in first quarter 2005. Total interest income increased $11.0 million and total interest expense increased $8.3 million resulting in the growth in net interest income of $2.8 million on a tax-equivalent basis.

The Corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions accounted for as hedges undertaken to mitigate the affect of interest rate risk on the Corporation, interest income increased by $11 thousand and interest expense increased by $95 thousand, for a total decrease of $84 thousand in net interest income relating to derivative transactions for the quarter ended March 31, 2006.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation’s continued emphasis on quality underwriting as well as aggressive management of charge-offs and potential problem loans resulted in a provision for loan losses of $318 thousand in first quarter 2006 compared to $1.6 million in first quarter 2005. Net charge-offs were $1.2 million, or 0.13% of average loans, in first quarter 2006 compared to $2.1 million, or 0.24% of average loans, in first quarter 2005. Originated and acquired residential loan net charge-offs as a percentage of average originated and acquired residential loans continue to decline during the period, from 0.41% in first quarter 2005 to 0.31% in first quarter 2006.

Non-Interest Income

Non-interest income increased to $28.2 million, or 22.5%, from $23.0 million in first quarter 2005. Deposit fee income increased $2.7 million, or 14.0%, reflecting increases mainly in consumer deposit fees which were a result of implementing a number of fundamental processing changes in the second quarter 2005 along with the addition of new branches via de-novo expansion. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $1.3 million from first quarter 2005, as a result of rising short-term interest rates. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 190 basis points from first quarter 2005 to first quarter 2006. Other non-interest income benefited from increases in mortgage banking income and income associated with bank owned life insurance.

Net gains were $540 thousand in first quarter 2006, compared to net losses of $776 thousand in first quarter 2005. First quarter 2006 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $521 thousand. The first quarter of 2006 also included net gains of $123 thousand primarily from the sale of loans. These gains were partially offset by losses of $122 thousand from the extinguishment of $100 million of FHLB borrowings. Prior year’s losses were primarily the result of an $876 thousand loss from the sale of securities that was focused on improving future interest yield performance and net losses of $51 thousand from the extinguishment of $36 million of FHLB borrowings. Derivative losses on swaps declined $3.2 million, from a net loss of $3.8 million in the 2005 first quarter to a net loss of $603 thousand in the 2006 first quarter. This decline resulted mainly from the decline in the amount of interest rate swaps the Corporation had on during the first quarter 2006.

Non-Interest Expense

Non-interest expense increased by $5.3 million, or 11.2%. Salaries and employee benefits had the largest change, rising $4.9 million, or 21.7%. This increase is mainly attributable to increased labor costs of $1.5 million from increased staffing in the branch network and operations support along with additional staffing required to meet regulatory compliance, as well as an increase of $433 thousand in costs associated with incentive and commission programs due to higher levels of production in both consumer and commercial lending. Salaries and employee benefits expense also included an increase in health care costs of $569 thousand, employment taxes of $262 thousand, Corporation’s 401k plan of $186 thousand and stock compensation expense of $120 thousand relating to restricted stock and stock options. In addition, the first quarter 2005 included a reduction of $1.6 million relating to the termination of the Corporation’s post-retirement benefits plan. Occupancy and furniture and equipment expense increased $838 thousand reflecting the increased branch network, increased lease equipment depreciation expense associated with the leasing company’s operating leases and increased depreciation on furniture and equipment. Non-interest expense also includes $675 thousand reduction in costs related to regulatory compliance obligations.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $2.4 million at March 31, 2006 versus $1.8 million at March 31, 2005. The valuation allowance relates to additional state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $8.1 million based on pre-tax income of $26.4 million, representing an effective tax rate of 30.75% in first quarter 2006. In first quarter 2005, the Corporation recorded a tax expense of $7.0 million on pre-tax income of $22.7 million, an effective tax rate of 30.65%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2005, see “Interest Sensitivity Management” and Note 15 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. The market risk of the Corporation has not experienced any material changes as of March 31, 2006 from December 31, 2005. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2006.

Item 4. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In April 2005, the Corporation became a party to litigation where a former employee alleges a breach by the Corporation of a previously executed employment contract. The former employee claims that, under the terms of the contract, he is due a so-called “imputed interest payment” valued at approximately $2 million. Further, under a theory of damages put forth, he asserts that he is owed a multiple of the imputed interest payment. The aggregate damage award sought against the Corporation in this action is approximately $6 million. The discovery phase of the litigation has been completed, however, no trial date has been set. The Corporation believes it has meritorious defenses against this action and is vigorously and actively contesting the allegations against it.

All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 1A. Risk Factors

For information regarding risk factors at December 31, 2005, see “Item 1A. Risk Factors” in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. The risk factors of the Corporation have not changed materially as of March 31, 2006 from December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 1,088,658. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended March 31, 2006. The Corporation currently has no plans to terminate the stock repurchase plan prior to its expiration.

The following table provides certain information with regard to shares repurchased by the Corporation in the first quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1 - January 31	47,000	$36.06	47,000	1,190,865
February 1 - February 28	52,207	35.68	52,207	1,138,658
March 1 - March 31	50,000	35.99	50,000	1,088,658

Total	149,207	$35.90	149,207	1,088,658

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information – None

Item 6. Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

(10.1)	Form of Change in Control Agreement (4)

(10.2)	Form of Provident Bank 2006 Executive Incentive Plan (6)

(10.3)	Form of Provident Bank 2006 Executive Vice President Incentive Plan (6)

(11.0)	Statement re: Computation of Per Share Earnings (5)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2004, filed with the Commission on March 16, 2005.
(4)	Incorporated by reference from the Registrant’s Quarterly Report on Form 10-Q (File No. 0-16421) for the quarter ended March 31, 2005, filed with the Commission on May 10, 2005.
(5)	Included in Note 13 to the Unaudited Condensed Consolidated Financial Statements.
(6)	Incorporated by reference from the Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on March 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

May 10, 2006	By	/s/ GARY N. GEISEL
Gary N. Geisel Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

May 10, 2006	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer