Form 10-Q
period 2006-06-30
PROVIDENT BANKSHARES CORP
filed 2006-08-09
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filed, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At August 2, 2006, the Registrant had 32,754,700 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	June 30, 2006	December 31, 2005	June 30, 2005
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$136,499	$159,474	$150,487
Short-term investments	2,582	3,992	5,973
Mortgage loans held for sale	13,485	8,169	5,595
Securities available for sale	1,768,966	1,794,086	1,945,625
Securities held to maturity	129,089	111,269	112,449
Loans	3,759,295	3,695,381	3,623,791
Less allowance for loan losses	44,700	45,639	46,583

Net loans	3,714,595	3,649,742	3,577,208

Premises and equipment, net	65,090	65,893	63,770
Accrued interest receivable	34,527	31,766	28,935
Goodwill	254,855	254,855	256,190
Intangible assets	9,865	10,765	11,685
Other assets	279,673	265,915	249,198

Total assets	$6,409,226	$6,355,926	$6,407,115

Liabilities:
Deposits:
Noninterest-bearing	$806,765	$860,023	$931,421
Interest-bearing	3,343,805	3,264,444	3,104,284

Total deposits	4,150,570	4,124,467	4,035,705

Short-term borrowings	734,230	647,752	677,241
Long-term debt	860,484	920,022	1,032,334
Accrued expenses and other liabilities	39,823	33,190	34,496

Total liabilities	5,785,107	5,725,431	5,779,776

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,703,144, 41,386,297 and 41,040,258 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	41,703	41,386	41,040
Additional paid-in capital	572,475	565,239	556,753
Retained earnings	240,621	221,290	202,306
Net accumulated other comprehensive loss	(34,215)	(17,283)	(2,057)
Treasury stock at cost - 8,913,855, 8,453,179 and 8,174,441 shares at June 30, 2006, December 31, 2005 and June 30, 2005, respectively	(196,465)	(180,137)	(170,703)

Total stockholders’ equity	624,119	630,495	627,339

Total liabilities and stockholders’ equity	$6,409,226	$6,355,926	$6,407,115

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
Interest Income:
Loans, including fees	$64,831	$52,514	$125,978	$103,018
Investment securities	24,732	24,360	48,684	48,681
Tax-advantaged loans and securities	904	335	1,710	654
Short-term investments	111	64	190	107

Total interest income	90,578	77,273	176,562	152,460

Interest Expense:
Deposits	18,987	12,756	36,053	24,084
Short-term borrowings	10,034	4,819	18,582	9,292
Long-term debt	9,170	10,305	18,292	20,975

Total interest expense	38,191	27,880	72,927	54,351

Net interest income	52,387	49,393	103,635	98,109
Less provision for loan losses	824	2,222	1,142	3,797

Net interest income after provision for loan losses	51,563	47,171	102,493	94,312

Non-Interest Income:
Service charges on deposit accounts	23,942	21,761	45,994	41,110
Commissions and fees	1,670	1,314	3,278	2,524
Net gains (losses)	203	706	743	(70)
Derivative gains (losses) on swaps	(554)	3,921	(1,157)	101
Net cash settlement on swaps	238	1,074	528	2,653
Other non-interest income	5,906	4,408	10,244	9,910

Total non-interest income	31,405	33,184	59,630	56,228

Non-Interest Expense:
Salaries and employee benefits	27,168	25,719	54,800	48,417
Occupancy expense, net	5,659	6,289	11,388	11,563
Furniture and equipment expense	3,923	3,612	7,770	7,076
External processing fees	5,134	5,125	10,101	10,322
Other non-interest expense	11,911	10,212	22,527	21,053

Total non-interest expense	53,795	50,957	106,586	98,431

Income before income taxes	29,173	29,398	55,537	52,109
Income tax expense	9,150	9,421	17,256	16,382

Net income	$20,023	$19,977	$38,281	$35,727

Net Income Per Share Amounts:
Basic	$0.61	$0.61	$1.16	$1.08
Diluted	0.60	0.60	1.15	1.06

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
(in thousands)	2006	2005
Operating Activities:
Net income	$38,281	$35,727
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,573	13,080
Provision for loan losses	1,142	3,797
Provision for deferred income tax	368	255
Net (gains) losses	(743)	70
Net derivative losses (gains)	1,157	(101)
Originated loans held for sale	(50,385)	(32,963)
Proceeds from sales of loans held for sale	45,334	34,167
Net decrease (increase) in accrued interest receivable and other assets	(12,067)	3,665
Net increase (decrease) in accrued expenses and other liabilities	6,633	(4,035)

Total adjustments	3,012	17,935

Net cash provided by operating activities	41,293	53,662

Investing Activities:
Principal collections and maturities of securities available for sale	114,260	173,995
Principal collections and maturities of securities held to maturity	—	1,026
Proceeds from sales of securities available for sale	86,603	263,383
Purchases of securities available for sale	(198,985)	(210,694)
Purchases of securities held to maturity	(18,992)	—
Loan originations and purchases less principal collections	(67,674)	(67,946)
Purchases of premises and equipment	(6,136)	(6,477)

Net cash provided (used) by investing activities	(90,924)	153,287

Financing Activities:
Net increase in deposits	26,435	256,082
Net increase (decrease) in short-term borrowings	86,478	(240,652)
Proceeds from long-term debt	255,000	30,000
Payments and maturities of long-term debt	(316,043)	(203,853)
Proceeds from issuance of stock	7,553	4,252
Tax benefits associated with share based payments	1,101	—
Purchase of treasury stock	(16,328)	(13,150)
Cash dividends paid on common stock	(18,950)	(17,490)

Net cash provided (used) by financing activities	25,246	(184,811)

Increase (decrease) in cash and cash equivalents	(24,385)	22,138
Cash and cash equivalents at beginning of period	163,466	134,322

Cash and cash equivalents at end of period	$139,081	$156,460

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$48,511	$36,074
Income taxes paid	15,857	6,100

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

June 30, 2006

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for hedge accounting. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivative. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

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

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For hedges qualifying for “short-cut” treatment at inception, the ongoing effectiveness testing includes a review of the hedge and the hedged item to determine if the hedge continues to qualify for short-cut treatment. An assumption of no hedge ineffectiveness is allowed for derivatives qualifying for short-cut treatment. For all other derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No.133, the Corporation has concluded that, for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative is considered a non-designated derivative and continues to be marked-to-market in the Consolidated Statements of Condition as an asset or liability, and marked-to-market through current period earnings in the Consolidated Statements of Income and not through OCI.

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

On December 30, 2005, the Corporation approved the accelerated vesting of all outstanding, unvested stock options of the Corporation’s common stock granted through 2005. As a result, the stock options, that otherwise would have vested during 2006 and thereafter, became immediately exercisable. The acceleration of vesting eliminated compensation expense that the Corporation would otherwise be required to recognize upon adoption of SFAS No. 123(R). Accordingly, the Corporation will not recognize any compensation cost associated with those stock options in periods subsequent to December 31, 2005.

Compensation cost for stock options granted after January 1, 2006 and restricted share grants are recognized as non-interest expense in the Condensed Consolidated Statements of Income on a straight-line basis over the vesting period of each stock option and restricted share grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate. The impact of forfeitures on the restricted share grants is recorded as they occur.

At June 30, 2006, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

Prior to the adoption of SFAS 123(R), the Corporation applied APB No. 25 to account for its stock-based awards, and the disclosure-only provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB No. 25, because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the three and six months ended June 30, 2005 had compensation expense been recorded based on the fair value method under SFAS No. 123, utilizing the Black-Scholes option valuation model:

(in thousands, except per share data)	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net Income:
Net income as reported	$19,977	$35,727
Addition for total stock-based compensation expense included in reported net income, net of tax	522	551
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(1,021)	(1,528)

Pro forma net income	$19,478	$34,750

Basic Earnings Per Share:
As reported	$0.61	$1.08
Pro forma	0.59	1.05

Diluted Earnings Per Share:
As reported	$0.60	$1.06
Pro forma	0.58	1.03

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), which will be effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments will be accounted for on a similar basis regardless of the form of the financial instrument. It also provides for an election of fair value measurement on an instrument-by-instrument basis in cases where a derivative would otherwise have to be bifurcated. The adoption of SFAS No. 155 is not expected to have any impact on the results of operations of the Corporation. As of June 30, 2006, the Corporation did not have any hybrid financial instruments that are impacted by this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets– an amendment of FASB Statement No. 140 (“SFAS No. 156”), which will be effective for an entity’s first fiscal year that begins after September 15, 2006. The statement establishes the accounting for all separately recognized servicing assets and liabilities which require that they be initially recorded at fair value. The statement permits, but does not require, subsequent measurement of the separately recognized servicing assets and liabilities at fair value. The adoption of SFAS No. 156 is not expected to have any impact on the results of operations of the Corporation. Currently, the Corporation does not retain servicing rights for loans they sell to third parties.

In April 2006, the FASB issued FASB Staff Position FIN No. 46(R)-6 “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, an interpretation of FIN No. 46(R) “Consolidation of Variable Based Entities”. This new interpretation is effective prospectively for all entities that the Corporation has initial involvement with beginning after June 15, 2006. Additionally, this guidance also applies to events requiring reconsideration of existing relationships maintained by the Corporation under FIN No. 46(R). The application of this guidance did not have any impact on the results of operations of the Corporation.

In June 2006, the FASB issued FASB Staff Position FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Corporation is still evaluating the impact on the results of operations from the application of this recent guidance.

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$74,626	$—	$2,144	$72,482
Mortgage-backed securities	915,033	210	46,762	868,481
Municipal securities	86,528	60	2,624	83,964
Other debt securities	742,571	2,931	1,463	744,039

Total securities available for sale	1,818,758	3,201	52,993	1,768,966

Securities held to maturity:
Other debt securities	129,089	441	2,115	127,415

Total securities held to maturity	129,089	441	2,115	127,415

Total investment securities	$1,947,847	$3,642	$55,108	$1,896,381

December 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,936	$—	$1,706	$77,230
Mortgage-backed securities	1,061,541	1,109	27,873	1,034,777
Municipal securities	58,736	129	548	58,317
Other debt securities	622,701	2,193	1,132	623,762

Total securities available for sale	1,821,914	3,431	31,259	1,794,086

Securities held to maturity:
Other debt securities	111,269	307	1,495	110,081

Total securities held to maturity	111,269	307	1,495	110,081

Total investment securities	$1,933,183	$3,738	$32,754	$1,904,167

June 30, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$85,544	$—	$886	$84,658
Mortgage-backed securities	1,303,419	6,059	10,804	1,298,674
Municipal securities	12,555	264	—	12,819
Other debt securities	547,645	2,200	371	549,474

Total securities available for sale	1,949,163	8,523	12,061	1,945,625

Securities held to maturity:
Other debt securities	112,449	360	733	112,076

Total securities held to maturity	112,449	360	733	112,076

Total investment securities	$2,061,612	$8,883	$12,794	$2,057,701

At June 30, 2006, a net unrealized after-tax loss of $28.8 million on the securities portfolio was reflected in net accumulated other comprehensive loss. This compared to a net unrealized after-tax gain of $1.5 million at June 30, 2005 and a net unrealized after-tax loss of $14.9 million at December 31, 2005.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At June 30, 2006, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2005, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2005.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Residential real estate:
Originated and acquired residential mortgage	$387,156	$452,853	$570,851
Home equity	970,600	900,985	798,461
Other consumer:
Marine	392,541	412,643	426,155
Other	26,583	32,793	33,677

Total consumer	1,776,880	1,799,274	1,829,144

Commercial real estate:
Commercial mortgage	458,615	485,743	491,768
Residential construction	486,410	414,803	320,918
Commercial construction	320,342	312,399	310,511
Commercial business	717,048	683,162	671,450

Total commercial	1,982,415	1,896,107	1,794,647

Total loans	$3,759,295	$3,695,381	$3,623,791

NOTE 4 – ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Balance at beginning of period	$44,754	$45,639	$45,639	$46,169
Provision for loan losses	824	2,222	1,142	3,797
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	89	127	420	768
Home equity	15	(1)	134	(2)
Marine and other consumer	268	262	539	252
Commercial construction	—	(67)	—	(67)
Commercial business	506	957	988	2,432

Net charge-offs	878	1,278	2,081	3,383

Balance at end of period	$44,700	$46,583	$44,700	$46,583

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the six months ended June 30, 2006.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2005	$255,477	$(622)	$254,855

Balance at June 30, 2006	$255,477	$(622)	$254,855

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2005	$15,429	$(4,664)	$10,765
Amortization expense	—	(900)	(900)

Balance at June 30, 2006	$15,429	$(5,564)	$9,865

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Interest-bearing deposits:
Interest-bearing demand	$638,691	$618,129	$587,796
Money market	613,753	597,086	601,836
Savings	672,934	695,946	750,991
Direct time certificates of deposit	924,109	888,510	795,478
Brokered certificates of deposit	494,318	464,773	368,183

Total interest-bearing deposits	3,343,805	3,264,444	3,104,284
Noninterest-bearing deposits	806,765	860,023	931,421

Total deposits	$4,150,570	$4,124,467	$4,035,705

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Securities sold under repurchase agreements	$335,900	$370,515	$355,065
Federal funds purchased	366,000	185,000	180,000
Federal Home Loan Bank advances - variable rate	30,000	90,000	140,000
Other short-term borrowings	2,330	2,237	2,176

Total short-term borrowings	$734,230	$647,752	$677,241

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	June 30, 2006	December 31, 2005	June 30, 2005
Federal Home Loan Bank advances - fixed rate	$63,539	$196,537	$163,117
Federal Home Loan Bank advances - variable rate	660,000	585,520	715,000
Junior Subordinated Debentures	136,945	136,715	142,342
Term repurchase agreements	—	1,250	11,875

Total long-term debt	$860,484	$920,022	$1,032,334

On July 15, 2005, the Corporation redeemed $5.0 million in aggregate principal amount of 11% Junior Subordinated Debentures issued to Southern Financial Capital Trust I. These Junior Subordinated Debentures were callable beginning July 15, 2005 and had a final stated maturity date of July 15, 2030.

NOTE 9—STOCKHOLDERS’ EQUITY

Plan Description and Adoption of SFAS No. 123(R)

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At June 30, 2006, 4.7 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s shares at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. Options issued in 2004 and prior and in 2005 have contractual terms of ten years and eight years from the date of grant, respectively. As discussed in Note 1, the Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the three or six months ended June 30, 2006.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Weighted average dividend yield	3.14%	3.14%
Weighted average risk-free interest rate	4.58%	4.59%
Weighted average expected volatility	19.92%	19.90%
Weighted average expected life	5.25 years	5.25 years
Weighted average fair values of options granted	$6.50	$6.49

The Corporation recognized compensation expense related to options of $116 thousand for the three months ended June 30, 2006 and $173 thousand for the six months ended June 30, 2006. For the three months ended June 30, 2006 and 2005, the intrinsic value of options exercised was $767 thousand and $502 thousand, respectively. The intrinsic value of options exercised for the six months ended June 30, 2006 and 2005 was $3.4 million and $1.4 million, respectively. Unrecognized compensation cost related to non-vested options is $1.7 million at June 30, 2006 and is expected to be recognized over a weighted average period of 3.7 years.

The following table presents a summarization of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,345,870	$25.65
Granted	289,440	$36.03
Exercised	(252,211)	$22.15
Cancelled or expired	(9,198)	$18.29

Options outstanding at June 30, 2006	2,373,901	$27.31	5.97	$21,607

Options exercisable at June 30, 2006	2,088,143	$26.12	5.74	$21,499

Restricted Stock Awards

The Corporation issues restricted stock grants, in the form of new shares, to its directors and certain key employees. The restricted share grants are issued at the fair market value of the common shares on the date of each grant. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, as such, the restricted share grants vest immediately. An expense of $210 thousand for fully vested restricted stock granted to directors was recorded in the second quarter of 2006. The restricted stock grants to the directors may only be exercised six months subsequent to their departure from the board of directors. The restricted stock grants to employees vest ratably over four years. The Corporation recorded expense related to the employee awards of $198 thousand and $308 thousand for the three and six months ended June 30, 2006, respectively.

The following table presents a summarization of the activity related to restricted share grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at January 1, 2006	31,550	$33.66
Awards granted	64,722	$35.81
Vested	(7,812)	$36.30
Cancelled	(1,411)	$36.00

Unvested at June 30, 2006	87,049	$34.98

At June 30, 2006, unrecognized compensation cost related to non-vested restricted share grants was $2.6 million and is expected to be recognized over a weighted average period of 3.4 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $574 thousand and $27 thousand for the six months ended June 30, 2006 and 2005, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the six months ended June 30, 2006, the Corporation recorded a decrease in fair value of derivatives of $3.1 million compared to an increase of $269 thousand for the same period in 2005, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the six months ended June 30, 2006, the ineffective portion of a cash flow hedge resulted in a $4 thousand charge to earnings. For the six months ended June 30, 2005, the Corporation had no ineffective hedges.

Non-designated derivatives, which are interest rate swaps, are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended June 30, 2006 and 2005, the Corporation recorded a net loss of $554 thousand and a net gain of $3.9 million, respectively, to reflect the change in value of the non-designated interest rate swaps. For the six months ended June 30, 2006 and 2005, the Corporation recorded a net loss of $1.2 million and a net gain of $101 thousand, respectively. The net cash settlements on the interest rate swaps are recorded in non-interest income. Net cash settlements on interest rate swaps were $238 thousand and $1.1 million for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, net cash settlements on interest rate swaps were $528 thousand and $2.7 million, respectively. The decrease in net cash settlements resulted from the decline in the notional amount of non-designated interest rate swaps the Corporation has on during the comparable periods along with the impact of rising interest rates on the value of these swaps.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
June 30, 2006
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$25,000	$313	$313
Receive fixed/pay variable	Hedge investment rate risk	247,363	—	(5,809)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(574)
Interest rate caps/corridors	Hedge borrowing cost	140,000	1,876	1,876

Total designated derivatives		442,263	2,189	(4,194)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	1,857	1,857

Total non-designated derivatives		40,000	1,857	1,857

Total derivatives		$482,263	$4,046	$(2,337)

December 31, 2005
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge borrowing cost	$57,900	$—	$(657)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,155	1,155

Total designated derivatives		222,900	1,155	498

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		70,000	1,450	1,450
Receive fixed/pay variable		40,000	3,235	3,235

Total non-designated derivatives		110,000	4,685	4,685

Total derivatives		$332,900	$5,840	$5,183

June 30, 2005
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,092	$1,091
Pay fixed/receive variable	Hedge loan rate risk	30,044	363	(198)
Receive fixed/pay variable	Hedge borrowing cost	57,900	173	171
Interest rate caps/corridors	Hedge borrowing cost	300,000	1,490	1,490

Total designated derivatives		482,944	3,118	2,554

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		60,000	546	(24)
Receive fixed/pay variable		368,500	5,641	3,287

Total non-designated derivatives		428,500	6,187	3,263

Total derivatives		$911,444	$9,305	$5,817

NOTE 11—CONTINGENCIES AND OFF BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	June 30, 2006
Commercial business and real estate	$993,940
Consumer revolving credit	705,854
Residential mortgage credit	22,288
Performance standby letters of credit	132,853
Commercial letters of credit	1,350

Total loan commitments	$1,856,285

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In May 2006, the Corporation settled litigation with a former employee for alleged breach of an executed employment contract for $1.3 million. This expense is included in other non-interest expense in the Condensed Consolidated Statements of Income. All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

NOTE 12—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net gains (losses):
Securities sales	$171	$659	$693	$(217)
Asset sales	240	47	380	198
Debt extinguishment	(208)	—	(330)	(51)

Net gains (losses)	$203	$706	$743	$(70)

NOTE 13—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$20,023	$19,977	$38,281	$35,727
Basic EPS shares	32,785	32,939	32,863	32,984
Basic EPS	$0.61	$0.61	$1.16	$1.08
Dilutive shares	348	586	371	632
Diluted EPS shares	33,133	33,525	33,234	33,616
Diluted EPS	$0.60	$0.60	$1.15	$1.06
Antidilutive shares	289	863	289	434

NOTE 14—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive loss for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2006	2005	2006	2005
Net income	$20,023	$19,977	$38,281	$35,727
Other comprehensive gain (loss):
Net unrealized gains (losses) on derivatives	(1,741)	(1,518)	(4,945)	416
Net unrealized holding gains (losses) on debt securities	(10,315)	18,380	(22,610)	(1,181)
Less reclassification adjustment for gains (losses) realized in net income	171	641	288	(116)

Other comprehensive income (loss), before tax	(12,227)	16,221	(27,843)	(649)
Related income tax expense (benefit)	(4,586)	5,678	(10,911)	(227)

Other comprehensive income (loss), after tax	(7,641)	10,543	(16,932)	(422)

Comprehensive income	$12,382	$30,520	$21,349	$35,305

NOTE 15—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
(in thousands)	2006	2005	2006	2005	2006	2005
Service cost - benefits earned during the period	$842	$271	$72	$11	$36	$89
Interest cost on projected benefit obligation	908	346	58	7	153	249
Expected return on plan assets	(1,444)	(398)	—	—	—	—
Net amortization and deferral of loss (gain)	117	44	(107)	3	182	105

Subtotal	423	263	23	21	371	443
Reversal of liability	—	—	—	—	—	—

Net pension cost included in employee benefits expense	$423	$263	$23	$21	$371	$443

	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
(in thousands)	2006	2005	2006	2005	2006	2005
Service cost - benefits earned during the period	$1,683	$575	$144	$50	$73	$164
Interest cost on projected benefit obligation	1,817	733	115	34	305	458
Expected return on plan assets	(2,888)	(843)	—	—	364	—
Net amortization and deferral of loss	234	94	(213)	16	—	193

Subtotal	846	559	46	100	742	815
Reversal of liability	—	—	—	(1,641)	—	—

Net pension cost included in employee benefits expense	$846	$559	$46	$(1,541)	$742	$815

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

No contributions were made to the qualified pension plan in the six months ended June 30, 2006 and 2005, respectively. The minimum required contribution in 2006 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2006 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2006, which is equal to the benefits paid under the plans.

NOTE 16—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 91 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 254 bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides more than 14,000 ATMs nationwide to its customers with free access. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended June 30,	2006				2005
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$15,655	$28,687	$8,045	$52,387	$15,394	$27,603	$6,396	$49,393
Provision for loan losses	512	278	34	824	902	249	1,071	2,222

Net interest income after provision for loan losses	15,143	28,409	8,011	51,563	14,492	27,354	5,325	47,171
Non-interest income	5,081	25,931	393	31,405	3,426	23,664	6,094	33,184
Non-interest expense	6,498	38,534	8,763	53,795	5,664	37,754	7,539	50,957

Income (loss) before income taxes	13,726	15,806	(359)	29,173	12,254	13,264	3,880	29,398
Income tax expense (benefit)	4,305	4,958	(113)	9,150	3,941	4,267	1,213	9,421

Net income (loss)	$9,421	$10,848	$(246)	$20,023	$8,313	$8,997	$2,667	$19,977

Total assets	$2,015,274	$3,068,881	$1,325,071	$6,409,226	$1,741,494	$3,085,079	$1,580,542	$6,407,115

Six Months Ended June 30,	2006				2005
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$30,240	$56,065	$17,330	$103,635	$30,241	$53,808	$14,060	$98,109
Provision for loan losses	862	799	(519)	1,142	2,418	197	1,182	3,797

Net interest income after provision for loan losses	29,378	55,266	17,849	102,493	27,823	53,611	12,878	94,312
Non-interest income	9,839	49,994	(203)	59,630	6,976	44,891	4,361	56,228
Non-interest expense	12,928	76,865	16,793	106,586	11,370	72,892	14,169	98,431

Income (loss) before income taxes	26,289	28,395	853	55,537	23,429	25,610	3,070	52,109
Income tax expense (benefit)	8,168	8,823	265	17,256	7,366	8,051	965	16,382

Net income (loss)	$18,121	$19,572	$588	$38,281	$16,063	$17,559	$2,105	$35,727

Total assets	$2,015,274	$3,068,881	$1,325,071	$6,409,226	$1,741,494	$3,085,079	$1,580,542	$6,407,115

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At June 30, 2006, the Bank was the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Provident’s mission is to exceed customer expectations by delivering superior service, products and banking convenience. Every employee’s commitment to serve the Bank’s customers in this fashion will assist in establishing Provident as the primary bank of choice of individuals, families, small businesses and middle market businesses throughout its chosen markets. To achieve this mission and to improve financial fundamentals, the strategic priorities of the organization are to:

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 154 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 154 banking offices, 44% are located in the Greater Baltimore region and 56% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 254 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides more than 14,000 ATMs nationwide to our customers with free access.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Small Business. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. The Commercial Banking group provides customized banking solutions to middle market commercial and real estate customers. The Bank has an experienced team of relationship managers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through consistently priced deposit based services, responsive service and maintenance of frequent personal contact with each customer.

Consistently execute a higher-performance, customer relationship-focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategic priority will be centered on the right size bank commitment - providing the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers.

Sustain a culture that attracts and retains employees who provide the differentiating “Provident Way” customer experience. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Employee development is viewed as a critical part of executing Provident’s strategic priority as the right size bank and transforming the Company’s sales culture with a focus on the employee’s development and approach with Provident’s customers.

Expand delivery (branch and non-branch) within the footprint; supplement with acquisitions within pricing discipline. Provident continues to evaluate expansion opportunities within the regions that it serves. In addition, Provident will supplement growth opportunities with acquisitions if it is a strategic fit and is within the company’s pricing model.

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

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. These gains and losses are not a regular part of the Corporation’s income. In addition, the Corporation also recognizes gains or losses on its non-designated derivative financial instruments.

Expenses

The expenses the Corporation incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, external processing fees, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and employee benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes, and expenses for health care, retirement and other employee benefits.

Occupancy expense, which are fixed or variable costs associated with building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment and external processing include fees paid to third-party data processing services and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 2 to 40 years for building and lease hold improvements, and 2 to 15 years for furniture and equipment.

Other expenses include expenses for advertising, attorneys, accountants and consultants, fees paid to directors franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense and other miscellaneous operating expenses.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued improvement in financial fundamentals through the consistent execution of the Bank’s strategic priorities and the balance sheet transition towards growing loans and deposits in the Bank’s core business segments. Strong growth in customer based core portfolios (loans other than the Company’s originated and acquired residential mortgage loans) was financed by run-off in the Bank’s non-core or wholesale portfolio (originated and acquired residential mortgages). The expanded market presence experienced over the past few years has been successful in growing and deepening relationships across the Corporation’s key major markets of Greater Baltimore, Greater Washington and Central Virginia. The successful efforts have led to growth in average loans of $154.3 million, or 4.3%, and average deposits of $133.8 million, or 3.4%, over the second quarter of 2005. At June 30, 2006, total assets were $6.4 billion, which is consistent with the periods ended December 31, 2005 and June 30, 2005. Over the past 12 months, growth in internally generated loan portfolios has replaced a decline in non-core or wholesale loans (originated and acquired residential mortgages) and investment securities as the Corporation continues to execute its strategy of transitioning the balance sheet towards core assets and away from wholesale assets.

Lending

Total average loan balances increased to $3.7 billion in the second quarter of 2006, an increase of $154.3 million, or 4.3%, from the second quarter 2005 (“prior year quarter”). The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Residential real estate:
Originated and acquired residential mortgage	$403,284	$603,975	$(200,691)	(33.2)%
Home equity	946,382	772,558	173,824	22.5
Other consumer:
Marine	392,952	427,921	(34,969)	(8.2)
Other	28,090	34,830	(6,740)	(19.4)

Total consumer	1,770,708	1,839,284	(68,576)	(3.7)

Commercial real estate:
Commercial mortgage	461,554	478,074	(16,520)	(3.5)
Residential construction	508,328	287,238	221,090	77.0
Commercial construction	295,740	293,357	2,383	0.8
Commercial business	692,819	676,863	15,956	2.4

Total commercial	1,958,441	1,735,532	222,909	12.8

Total loans	$3,729,149	$3,574,816	$154,333	4.3

Strong loan growth in the Corporation’s core loan portfolios (loans other than the Company’s originated and acquired residential mortgage loans) more than replaced continued strategic reductions in non-core or wholesale portfolios (originated and acquired residential mortgages). The average loan balances of loans other than originated and acquired residential mortgage loans increased in the aggregate, $355.0 million, or 12.0%, over the same quarter in 2005. This increase was a result of the Corporation’s expanded presence and successful marketing efforts to grow its home equity and residential and commercial construction as well as the commercial business loan portfolios. As a result, total average loans increased by 4.3% and was mainly driven by an increase of $173.8 million in average home equity loans, $221.1 million in average residential construction loans and $16.0 million in average commercial business loans. These increases more than offset planned reductions in originated and acquired residential mortgage loans of $200.7 million.

The home equity loan suite of products has been a key component of the Bank’s strategy to deepen its consumer relationships. This marketing strategy resulted in the $173.8 million, or 22.5%, increase in home equity average balances, continuing the growth of $199.8 million, or 34.9%, that occurred in second quarter 2005. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone center and internet units. The strong growth in home equity lending was partially offset by a decline in marine and other consumer loans. Management has chosen to restrict marine lending loan growth due to low pricing margins in the industry.

Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $222.9 million, or 12.8%, compared to the 2005 quarter. Commercial business loans increased by $16.0 million while residential and commercial construction loans posted increases from prior year of $221.1 million and $2.4 million, respectively, reflecting strong regional demand for construction loans in the Bank’s markets. This growth has occurred within the Corporation’s market footprint and is a reflection of the commercial banking group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through a strong level of loan administration and credit monitoring by an experienced lending staff. The result is a well-balanced mix of revenue sources between consumer and commercial loan products with $1.8 billion, or 47.5%, in consumer loans, and $1.9 billion, or 52.5%, in commercial loans. Geographically, average loan balances of $1.4 billion originated in the Greater Washington and Central Virginia regions represent 36.4% of total average loans in the second quarter of 2006.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	June 30, 2006	December 31, 2005
Non-Performing Assets:
Originated and acquired residential mortgage	$7,851	$7,340
Home equity	145	243
Other consumer	133	315
Commercial mortgage	1,370	1,437
Commercial business	14,696	16,336

Total non-accrual loans	24,195	25,671
Total renegotiated loans	—	—

Total non-performing loans	24,195	25,671
Total other assets and real estate owned	2,177	1,787

Total non-performing assets	$26,372	$27,458

90-Day Delinquencies:
Originated and acquired residential mortgage	$3,470	$5,131
Home equity	306	251
Other consumer	1,293	1,069
Residential real estate construction	—	118
Commercial business	789	1,551

Total 90-day delinquencies	$5,858	$8,120

Asset Quality Ratios:
Non-performing loans to loans	0.64%	0.69%
Non-performing assets to loans	0.70%	0.74%
Allowance for loan losses to loans	1.19%	1.24%
Net charge-offs in quarter to average loans	0.09%	0.09%
Allowance for loan losses to non-performing loans	184.75%	177.78%

The asset quality within the Corporation’s loan portfolio continues to remain strong in the second quarter of 2006. Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and strategy of shifting the balance sheet to core loan portfolios. In addition, regional credit conditions remained favorable for the second quarter 2006. Non-performing assets were $26.4 million at June 30, 2006, a 4.0% decrease, or $1.1 million, from the level at December 31, 2005. The decrease in non-performing assets was due mainly to the $1.6 million decrease in commercial business loans, partially offset by a $901 thousand increase in non-performing originated and acquired mortgages and other real estate owned loans during the quarter. Non-performing commercial business loans include $843 thousand of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.70% at June 30, 2006 compared to 0.74% at December 31, 2005. The level of 90-day delinquent loans declined during the same period, decreasing $2.3 million, or 27.9%, to $5.9 million from the $8.1 million level at December 31, 2005 and $7.1 million at June 30, 2005. Overall, the asset quality ratios of the Corporation remain favorable, but no assurances can be given regarding the level of non-performing assets in the future.

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

At June 30, 2006, the allowance was $44.7 million, or 1.19%, as a percentage of total loans outstanding, compared to an allowance at December 31, 2005 of $45.6 million, or 1.24%, as a percentage of total loans outstanding. The allowance coverage of 184.75% of non-performing loans at June 30, 2006 compared to 177.78% at December 31, 2005. Portfolio-wide net charge-offs represented 0.09% of average loans in second quarter 2006, compared to 0.14% in second quarter 2005 and 0.13% from the first quarter 2006.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Transaction accounts:
Noninterest-bearing	$800,183	$817,408	$(17,225)	(2.1)%
Interest-bearing	579,131	578,274	857	0.1
Savings/money market:
Savings	683,347	760,314	(76,967)	(10.1)
Money market	619,840	596,023	23,817	4.0
Certificates of deposit:
Direct	919,265	788,218	131,047	16.6
Brokered	460,527	388,210	72,317	18.6

Total deposits	$4,062,293	$3,928,447	$133,846	3.4

Deposits by source:
Consumer	$2,717,879	$2,717,827	$52	0.0
Commercial	883,887	822,410	61,477	7.5
Brokered	460,527	388,210	72,317	18.6

Total deposits	$4,062,293	$3,928,447	$133,846	3.4

Average deposits increased $133.8 million, or 3.4%, in the second quarter 2006 over the same quarter last year. Consumer deposits remained flat at $2.7 billion, while commercial deposits experienced growth of $61.5 million, or 7.5%. Increased competition with non-banks in the current rising rate environment is the main reason for consumer deposits remaining flat from the prior year quarter. The primary reason for the commercial deposit growth was the increase in certificates of deposit in the Greater Washington and Central Virginia regions. In addition, brokered deposits issued also increased from $388.2 million to $460.5 million as they provide a less expensive alternative to funding loan growth as compared to other borrowing.

Geographically, average customer deposits in the Greater Washington and Central Virginia regions represent 39.0% of total customer deposits. The Bank currently has 87 retail banking offices in this market, or 56% of total banking offices.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), corporate bonds and municipal bonds.

At June 30, 2006, the investment portfolio totaled $1.9 billion, or 30% of total assets. The portfolio declined $160.0 million from June 30, 2005, reflecting management’s strategy to de-emphasize wholesale assets. Management also continued its strategy of reducing mortgage-backed securities (MBS) in favor of asset-backed securities (ABS) and municipal bonds, to increase the portfolio’s profitability, increase the floating rate portion of the portfolio, and better diversify risk. MBS were reduced from 63% to 47% of total investments over the past 12 months, while floating rate ABS, fixed rate ABS, and municipal bonds have increased to 32%, 5%, and 4.5%, respectively, of total investments. The ABS portfolio consists of Aaa, Aa and single A rated pooled trust preferred securities, and Aa and single A rated home equity securities. The municipal bond portfolio consists of geographically diversified Aaa rated securities.

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

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. In the current economic environment, the duration is targeted for the middle of that range. Another risk in the investment portfolio is credit risk. At June 30, 2006, over 60% of the entire investment portfolio was rated AAA, 38% was investment grade below AAA, and 1% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at June 30, 2006. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at June 30, 2006.

Treasury borrowings totaled $1.75 billion on June 30, 2006. Borrowings rose $91 million from December 2005 to June 2006, to fund core loan growth. Comparing monthly average balances, June 2006 borrowings rose $152.2 million from December 2005, from $1.67 billion to $1.82 billion. Short-term borrowings rose $343.9 million while long-term borrowings were reduced by $197.4 million, as management took advantage of lagging rate increases in the Fed Funds market by increasing this segment of its borrowing portfolio. In addition, brokered CDs were increased by $5.4 million.

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

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet future funding needs.

The Bank’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At June 30, 2006, $1.1 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $1.0 billion. An excess liquidity position of $591.3 million remains after covering $442.3 million of unsecured funds that mature in the next three months. Additionally, over $290.0 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At June 30, 2006, the Bank possessed over $900.0 million of unsecured overnight borrowing capacity, of which $366.0 million was in use. The Bank also accesses the brokered CD market when the pricing of CDs is favorable to other secured or unsecured sources. Additionally, the Corporation has access to public and private debt markets, and most recently issued $71 million of trust preferred securities in December 2003.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2006, over $500.0 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable under normal conditions.

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

The following table summarizes significant contractual obligations at June 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$13,083	$24,297	$21,253	$30,228	$88,861
Long-term debt	320,122	373,131	27,510	139,721	860,484

Total	$333,205	$397,428	$48,763	$169,949	$949,345

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at June 30, 2006 were as follows:

(in thousands)	June 30, 2006
Commercial business and real estate	$993,940
Consumer revolving credit	705,854
Residential mortgage credit	22,288
Performance standby letters of credit	132,853
Commercial letters of credit	1,350

Total loan commitments	$1,856,285

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At June 30, 2006, the Corporation did not have any firm commitments to purchase loans.

Risk Management

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management’s objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools. The Bank manages several forms of interest rate risk, including asset/liability mismatch, basis risk, and prepayment risk.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2006 for the June 30, 2006 data and on January 1, 2006 for the December 31, 2005 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months. Given the interest environment in the periods presented, a 200 basis point drop in rate is unlikely and has not been shown.

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

Interest Rate Scenario	At June 30, 2006 Projected Percentage Change in Net Interest Income	At December 31, 2005 Projected Percentage Change in Net Interest Income
-100 basis points	-4.10%	-3.40%
No change	—	—
+100 basis points	+1.40%	+1.80%
+200 basis points	+2.40%	+3.20%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 4.2% under the assumed single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. Management pays close attention to the risk of continued flattening of the yield curve. Short-term interest rates, such as the Fed Funds rate, have increased approximately 200 basis points over the past year while long-term rates have risen about 140 basis points. Further yield curve flattening is possible, either through further increases in short-term rates, further decreases in long-term rates, or both. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve flattening scenarios. Management is also focused on the potential for interest rates to begin falling in the near future, and is pursuing strategies to reduce the exposure to net interest margin from falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve flattening risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $600 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, over $240 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $342 million of interest rate swaps were in force to reduce interest rate risk, and $140 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality is presented in a “Financial Condition – Asset Quality.”

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

Capital Resources

Total stockholders’ equity was $624.1 million at June 30, 2006, a decrease of $6.4 million from December 31, 2005. The change in stockholders’ equity for the period was attributable to $38.3 million in earnings that was partially offset by dividends paid of $18.9 million. Net accumulated other comprehensive loss increased by $16.9 million during the period primarily due to the impact of rising interest rates on the market value of the debt securities portfolio. Capital was also increased by $7.6 million associated with the exercise of vested stock options and share-based payments and by $16.3 million from the repurchase of 461 thousand shares of the Corporation’s common stock at an average price of $35.44. The Corporation is authorized to repurchase an additional 777 thousand shares under its stock repurchase program.

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

(dollars in thousands)	June 30, 2006	December 31, 2005
Total equity capital per consolidated financial statements	$624,119	$630,495
Qualifying trust preferred securities	129,000	129,000
Minimum pension liablity	(1,196)	(1,196)
Accumulated other comprehensive loss	34,215	17,283

Adjusted capital	786,138	775,582
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(264,902)	(265,794)

Total tier 1 capital	521,236	509,788

Adjustments for tier 2 capital:
Allowance for loan losses	44,700	45,639
Allowance for letter of credit losses	547	467

Total tier 2 capital adjustments	45,247	46,106

Total regulatory capital	$566,483	$555,894

Risk-weighted assets	$4,727,590	$4,645,900
Quarterly regulatory average assets	6,113,915	6,070,270

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.53%	8.40%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.03	10.97	4.00	6.00
Total regulatory capital to risk-weighted assets	11.98	11.97	8.00	10.00

As of June 30, 2006, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Financial Highlights

Provident reported net income of $20.0 million, or $0.60 per diluted share, in the quarter ended June 30, 2006 compared to $20.0 million and $0.60 per diluted share in second quarter 2005. However, net income for the second quarter of 2006 included a derivative valuation loss of $554 thousand while the prior year quarter contained a $3.9 million derivative valuation gain. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. Changes in the value of these derivatives are required to be reflected in earnings. Excluding the change in the derivative valuations, the financial results of second quarter 2006 reflect the Company’s continued improvement in financial fundamentals through the consistent execution of the Bank’s strategic priorities and transition of the balance sheet. The Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.26%, 12.32% and 3.74%, respectively, in the quarter ended June 30, 2006 compared to 1.25%, 12.84%, and 3.48%, respectively, compared to the prior year quarter. The financial results in the second quarter of 2006 reflect the Corporation’s continued commitment to produce positive core results by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Central Virginia regions, growing commercial business in all markets, and enhancing core business results in all markets.

Solid loan growth of $355.0 million in the Corporation’s core business segments provided continued improvement in the quantity as well as quality of the Corporation’s earnings. This improvement was accomplished on a lower level of average earning assets, debt and a higher level of capital. Earnings for the current quarter include an increase of $3.0 million in net interest income, a $1.4 million decrease in provision for loan losses, a decrease in non-interest income of $1.8 million, an increase of $2.8 million in non-interest expense and a $271 thousand decrease in income tax expense, resulting in a slight increase of $46 thousand in net income from second quarter 2005.

The financial results reflect the continued balance sheet transition toward growing loans and deposits in core business segments. An overview of the strategies is discussed on pages 22 and 23 of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Asset quality continues to remain strong, as non-performing assets to loans were 0.70% and charge-offs to average loans were 0.09% for the quarter.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average balances, however, accrued interest income has been excluded from these loans. The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended June 30, 2006 and 2005

	Three Months Ended June 30, 2006			Three Months Ended June 30, 2005
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$403,284	$6,154	6.12%	$603,975	$8,828	5.86%
Home equity	946,382	15,872	6.73	772,558	10,578	5.49
Marine	392,952	5,153	5.26	427,921	5,410	5.07
Other consumer	28,090	568	8.11	34,830	752	8.66
Commercial mortgage	461,554	8,126	7.06	478,074	7,288	6.11
Residential construction	508,328	10,675	8.42	287,238	4,714	6.58
Commercial construction	295,740	5,685	7.71	293,357	4,424	6.05
Commercial business	692,819	12,559	7.27	676,863	10,721	6.35

Total loans	3,729,149	64,792	6.97	3,574,816	52,715	5.91

Loans held for sale	10,352	171	6.63	5,888	87	5.93
Short-term investments	8,219	111	5.42	9,952	64	2.58
Taxable investment securities	1,838,992	24,732	5.39	2,106,576	24,360	4.64
Tax-advantaged investment securities	83,800	1,258	6.02	12,564	245	7.82

Total investment securities	1,922,792	25,990	5.42	2,119,140	24,605	4.66

Total interest-earning assets	5,670,512	91,064	6.44	5,709,796	77,471	5.44

Less: allowance for loan losses	44,750			45,582
Cash and due from banks	123,662			142,561
Other assets	623,024			622,158

Total assets	$6,372,448			$6,428,933

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$579,131	647	0.45	$578,274	414	0.29
Money market deposits	619,840	4,052	2.62	596,023	2,517	1.69
Savings deposits	683,347	588	0.35	760,314	546	0.29
Direct time deposits	919,265	8,324	3.63	788,218	4,905	2.50
Brokered time deposits	460,527	5,376	4.68	388,210	4,374	4.52
Short-term borrowings	878,716	10,034	4.58	754,225	4,819	2.56
Long-term debt	743,706	9,170	4.95	1,090,621	10,305	3.79

Total interest-bearing liabilities	4,884,532	38,191	3.14	4,955,885	27,880	2.26

Noninterest-bearing demand deposits	800,183			817,408
Other liabilities	35,794			31,775
Stockholders’ equity	651,939			623,865

Total liabilities and stockholders’ equity	$6,372,448			$6,428,933

Net interest-earning assets	$785,980			$753,911

Net interest income (tax-equivalent)		52,873			49,591
Less: tax-equivalent adjustment		486			198

Net interest income		$52,387			$49,393

Net yield on interest-earning assets			3.74%			3.48%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended June 30, 2006 and 2005

	2006 Quarter to 2005 Quarter Increase/(Decrease)				2006/2005 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(200,691)	(33.2)%	$(2,674)	(30.3)%	$373	$(3,047)
Home equity	173,824	22.5	5,294	50.0	2,646	2,648
Marine	(34,969)	(8.2)	(257)	(4.8)	196	(453)
Other consumer	(6,740)	(19.4)	(184)	(24.5)	(45)	(139)
Commercial mortgage	(16,520)	(3.5)	838	11.5	1,097	(259)
Residential construction	221,090	77.0	5,961	126.5	1,588	4,373
Commercial construction	2,383	0.8	1,261	28.5	1,225	36
Commercial business	15,956	2.4	1,838	17.1	1,580	258

Total loans	154,333	4.3	12,077	22.9

Loans held for sale	4,464	75.8	84	96.6	11	73
Short-term investments	(1,733)	(17.4)	47	73.4	60	(13)
Taxable investment securities	(267,584)	(12.7)	372	1.5	3,687	(3,315)
Tax-advantaged investment securities	71,236	567.0	1,013	413.5	(69)	1,082

Total investment securities	(196,348)	(9.3)	1,385	5.6

Total interest-earning assets	(39,284)	(0.7)	13,593	17.5	14,130	(537)

Less: allowance for loan losses	(832)	(1.8)
Cash and due from banks	(18,899)	(13.3)
Other assets	866	0.1

Total assets	$(56,485)	(0.9)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$857	0.1	233	56.3	233	—
Money market deposits	23,817	4.0	1,535	61.0	1,431	104
Savings deposits	(76,967)	(10.1)	42	7.7	101	(59)
Direct time deposits	131,047	16.6	3,419	69.7	2,504	915
Brokered time deposits	72,317	18.6	1,002	22.9	163	839
Short-term borrowings	124,491	16.5	5,215	108.2	4,311	904
Long-term debt	(346,915)	(31.8)	(1,135)	(11.0)	2,653	(3,788)

Total interest-bearing liabilities	(71,353)	(1.4)	10,311	37.0	10,718	(407)

Noninterest-bearing demand deposits	(17,225)	(2.1)
Other liabilities	4,019	12.6
Stockholders’ equity	28,074	4.5

Total liabilities and stockholders’ equity	$(56,485)	(0.9)

Net interest-earning assets	$32,069	4.3

Net interest income (tax-equivalent)			3,282	6.6	$3,412	$(130)
Less: tax-equivalent adjustment			288	145.5

Net interest income			$2,994	6.1

The net interest income, on a tax-equivalent basis, increased 26 basis points to 3.74% and was driven by the continuation of the balance sheet transitioning and by the solid growth in core lending activities. Management’s strategy to replace lower net interest-earning assets with higher net interest-earning assets continues to be very successful. The Corporation has seen solid loan growth in its home equity and residential and commercial construction loan portfolios as well as commercial business since the same period a year ago. Growth in these portfolios was partially offset by planned declines in non-core investment securities and originated and acquired residential portfolios. Overall, average earning assets decreased $39.3 million to $5.7 billion which was mainly attributable to the $196.3 million reduction in investment securities that was partially offset by net loan growth of $154.3 million. The yields on investments and loans grew 76 and 106 basis points, respectively. The yield increase in the portfolio was mainly the result of the rising interest rate environment over the past year and the Corporation’s greater emphasis on variable rate securities. Interest-bearing liabilities decreased $71.4 million while the average rate paid increased 88 basis points. The increase in the average rate paid was primarily due to rising interest rates and the mix of interest-bearing liabilities. Interest expense was slightly impacted from a $17.2 million decrease in average noninterest-bearing demand deposit balances during the quarter.

The 6.44% yield on earning assets increased from 5.44% in the second quarter 2005 as a result of rising interest rates and its product mix of loans that more than offset the increased funding costs of 3.14%. Net interest income on a tax-equivalent basis was $52.9 million in second quarter 2006, compared to $49.6 million in second quarter 2005. Total interest income increased $13.6 million and total interest expense increased $10.3 million resulting in the growth in net interest income of $3.3 million on a tax-equivalent basis.

The Corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions accounted for as hedges undertaken to mitigate the affect of interest rate risk on the Corporation, interest income increased by $24 thousand and interest expense increased by $135 thousand, for a total decrease of $111 thousand in net interest income relating to derivative transactions for the quarter ended June 30, 2006.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation’s continued emphasis on quality underwriting as well as aggressive management of charge-offs and potential problem loans resulted in a provision for loan losses of $824 thousand in second quarter 2006 compared to $2.2 million in second quarter 2005. Net charge-offs were $878 thousand, or 0.09% of average loans, in second quarter 2006 compared to $1.3 million, or 0.14% of average loans, in second quarter 2005. Originated and acquired residential loan net charge-offs as a percentage of average originated and acquired residential loans increased slightly, from .08% in second quarter 2005 to .09% in second quarter 2006.

Non-Interest Income

Non-interest income decreased to $31.4 million, or 5.4%, from $33.2 million in second quarter 2005. The decline in non-interest income was mainly attributable to the change in fair value of the Bank’s non-designated derivatives. The current quarter included derivative valuation losses of $554 thousand while last year, the prior year quarter had derivative valuation gains of $3.9 million. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. In addition, the current quarter had a reduction of $503 thousand in net gains associated with the sale of loans, debt extinguishment and sale of securities. Excluding the total gains (losses) discussed above, non-interest income increased 11.2%, or $3.2 million.

Deposit fee income increased $2.2 million, or 10%, reflecting increases in both consumer and commercial deposit fees. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $836 thousand from second quarter 2005 as a result of rising short-term interest rates and the reduction in the amount of non-designated interest rate swaps. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 200 basis points from second quarter 2005 to second quarter 2006. Other non-interest income also benefited from increases in commissions and fees of $356 thousand, lease income of $164 thousand and income associated with a non-recurring bank owned life insurance death benefit of $1.3 million. These increases in non-interest income were offset by lower mortgage banking fees of $116 thousand. Net gains were $203 thousand in second quarter 2006, compared to net gains of $706 thousand in second quarter 2005. Second quarter 2006 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $171 thousand. The second quarter also included net gains of $142 thousand primarily from the sale mortgage loans. These gains were partially offset by losses of $208 thousand from the extinguishment of $18 million of debt in the current quarter. The second quarter 2005 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk that generated net losses of $659 thousand. These losses were more than offset by a $1.4 million gain realized from the liquidation of an equity investment held by the Corporation that was acquired in the Southern Financial acquisition in 2004. Net derivative losses on swaps were $554 thousand in the second quarter 2006, down $4.5 million from a net derivative gain of $3.9 million in the 2005 second quarter. This decrease resulted mainly from the decline in the notional amount of non-designated interest rate swaps the Corporation had in place during the second quarter 2006 compared to the same quarter a year ago, combined with the impact of rising interest rates on the value of non-designated interest rate swaps.

Non-Interest Expense

Non-interest expense increased by $2.8 million, or 5.6%. Salaries and employee benefits increased $1.4 million, or 5.6%. This increase is mainly attributable to increased labor costs of $856 thousand from increased staffing in the branch network and operations support along with additional staffing required to meet regulatory compliance, as well as an increase of $349 thousand in costs associated with incentive and commission programs due to higher levels of production in both consumer and commercial lending for the three months ending June 30, 2006 as compared to the same period in 2005. Salaries and employee benefits expense also included an increase in health care costs of $227 thousand, pension expense of $159 thousand, 401k plan related expenses of $97 thousand and an increase in compensation expense of $130 thousand relating to the issuance of restricted stock. In addition, stock option expense declined by $408 thousand mainly due to a mutual separation agreement with an employee who departed the Company in the second quarter 2005. Occupancy expense declined $630 thousand over the prior year quarter due to a one-time $1.0 million adjustment to account for escalating lease payments in the second quarter of 2005. This one time adjustment was offset by higher rent expense relating to the increased branch network. Non-interest expense also includes an increase in marketing costs of $870 thousand relating to brand awareness. In addition, other non-interest expense also includes a settled litigation with a former employee for alleged breach of an executed employment contract for $1.3 million (see Note 11 to the Condensed Consolidated Financial Statements for discussion).

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $2.5 million at June 30, 2006 versus $1.9 million at June 30, 2005. The valuation allowance relates to additional state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $9.2 million based on pre-tax income of $29.2 million, representing an effective tax rate of 31.4% in second quarter 2006. In second quarter 2005, the Corporation recorded a tax expense of $9.4 million on pre-tax income of $29.4 million, an effective tax rate of 32.0%. The increase in tax exempt investments in the second quarter of 2006 compared to the same period a year ago was the significant reason for the decline in the effective tax rate.

For Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Financial Highlights

The Corporation recorded net income of $38.3 million, or $1.15 per diluted share, for the six months ended June 30, 2006, compared to $35.7 million, or $1.06 per diluted share for the six months ended June 30, 2005. The Corporation showed improvement in its key performance measurements over six months 2005, as return on assets, return on common equity and net interest margin were 1.21%, 11.87% and 3.73%, respectively, for the six months ended June 30, 2006 compared to 1.12%, 11.60%, and 3.47%, respectively, over the prior 2005 period. Year-to-date pre-tax results included a one time legal settlement of $1.3 million and a non-recurring Bank owned life insurance death benefit of $1.3 million. The prior year includes a one time $1 million pre-tax cumulative impact relating to a modification of the Corporation’s accounting practices related to leased facilities.

Net Interest Income

Tax equivalent net interest income for the six months of 2006 increased $6.1 million to $104.6 million compared to 2005, a 6.2% increase from period to period. Interest income increased $24.6 million and interest expense increased $18.6 million. Interest-earning assets declined $62.7 million as a result of the Corporation’s balance sheet transitioning. The increase in the yield in earning assets of 94 basis points more than offset the impact from the $101.3 million decline in interest-bearing liabilities whose rate increased 82 basis points. This resulted in the net yield on earning assets increasing to 3.73% in 2006 from 3.47% in 2005.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Six Months Ended June 30, 2006 and 2005

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$421,298	$13,037	6.24%	$621,811	$18,313	5.94%
Home equity	930,371	30,150	6.53	748,772	19,930	5.37
Marine	399,830	10,388	5.24	430,392	10,993	5.15
Other consumer	29,260	1,159	7.99	36,531	1,523	8.41
Commercial mortgage	468,416	16,043	6.91	481,265	14,460	6.06
Residential construction	478,228	19,684	8.30	273,664	8,600	6.34
Commercial construction	302,395	11,146	7.43	287,563	8,338	5.85
Commercial business	685,124	24,345	7.17	677,519	21,250	6.32

Total loans	3,714,922	125,952	6.84	3,557,517	103,407	5.86

Loans held for sale	8,923	297	6.71	5,990	175	5.89
Short-term investments	8,346	190	4.59	9,315	107	2.32
Taxable investment securities	1,844,055	48,684	5.32	2,131,641	48,681	4.61
Tax-advantaged investment securities	78,283	2,363	6.09	12,778	476	7.51

Total investment securities	1,922,338	51,047	5.35	2,144,419	49,157	4.62

Total interest-earning assets	5,654,529	177,486	6.33	5,717,241	152,846	5.39

Less: allowance for loan losses	45,071			45,815
Cash and due from banks	122,570			135,202
Other assets	623,121			624,313

Total assets	$6,355,149			$6,430,941

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$574,188	1,316	0.46	$552,694	718	0.26
Money market deposits	616,983	7,687	2.51	564,773	4,427	1.58
Savings deposits	687,657	1,140	0.33	754,728	1,086	0.29
Direct time deposits	908,948	15,474	3.43	791,884	9,314	2.37
Brokered time deposits	454,506	10,436	4.63	377,990	8,539	4.56
Short-term borrowings	857,128	18,582	4.37	795,854	9,292	2.35
Long-term debt	774,508	18,292	4.76	1,137,313	20,975	3.72

Total interest-bearing liabilities	4,873,918	72,927	3.02	4,975,236	54,351	2.20

Noninterest-bearing demand deposits	795,923			800,634
Other liabilities	34,691			33,740
Stockholders’ equity	650,617			621,331

Total liabilities and stockholders’ equity	$6,355,149			$6,430,941

Net interest-earning assets	$780,611			$742,005

Net interest income (tax-equivalent)		104,559			98,495
Less: tax-equivalent adjustment		924			386

Net interest income		$103,635			$98,109

Net yield on interest-earning assets			3.73%			3.47%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Six Months Ended June 30, 2006 and 2005

	YTD 2006 to YTD 2005 Increase/(Decrease)				2006/2005 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(200,513)	(32.2)%	$(5,276)	(28.8)%	$888	$(6,164)
Home equity	181,599	24.3	10,220	51.3	4,832	5,388
Marine	(30,562)	(7.1)	(605)	(5.5)	186	(791)
Other consumer	(7,271)	(19.9)	(364)	(23.9)	(73)	(291)
Commercial mortgage	(12,849)	(2.7)	1,583	10.9	1,978	(395)
Residential construction	204,564	74.8	11,084	128.9	3,247	7,837
Commercial construction	14,832	5.2	2,808	33.7	2,359	449
Commercial business	7,605	1.1	3,095	14.6	2,854	241

Total loans	157,405	4.4	22,545	21.8

Loans held for sale	2,933	49.0	122	69.7	27	95
Short-term investments	(969)	(10.4)	83	77.6	95	(12)
Taxable investment securities	(287,586)	(13.5)	3	0.0	7,046	(7,043)
Tax-advantaged investment securities	65,505	512.6	1,887	396.4	(107)	1,994

Total investment securities	(222,081)	(10.4)	1,890	3.8

Total interest-earning assets	(62,712)	(1.1)	24,640	16.1	26,334	(1,694)

Less: allowance for loan losses	(744)	(1.6)
Cash and due from banks	(12,632)	(9.3)
Other assets	(1,192)	(0.2)

Total assets	$(75,792)	(1.2)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$21,494	3.9	598	83.3	569	29
Money market deposits	52,210	9.2	3,260	73.6	2,818	442
Savings deposits	(67,071)	(8.9)	54	5.0	156	(102)
Direct time deposits	117,064	14.8	6,160	66.1	4,630	1,530
Brokered time deposits	76,516	20.2	1,897	22.2	142	1,755
Short-term borrowings	61,274	7.7	9,290	100.0	8,524	766
Long-term debt	(362,805)	(31.9)	(2,683)	(12.8)	5,007	(7,690)

Total interest-bearing liabilities	(101,318)	(2.0)	18,576	34.2	19,704	(1,128)

Noninterest-bearing demand deposits	(4,711)	(0.6)
Other liabilities	951	2.8
Stockholders’ equity	29,286	4.7

Total liabilities and stockholders’ equity	$(75,792)	(1.2)

Net interest-earning assets	$38,606	5.2

Net interest income (tax-equivalent)			6,064	6.2	$6,630	$(566)
Less: tax-equivalent adjustment			538	139.4

Net interest income			$5,526	5.6

Provision for Loan Losses

The provision for loan losses for the first six months of 2006 was $1.1 million compared to $3.8 million for the six months of 2005 as a result of lower net charge offs and strong asset quality. Net charge-offs were $2.1 million, or 0.11% of average loans, in the first six months of 2006 compared to $3.3 million, or 0.19% of average loans, for the six months of 2005.

Non-Interest Income

Total non-interest income increased to $59.6 million for the six months ended June 30, 2006 from $56.2 million for the six months ended June 30, 2005. Deposit fee income increased $4.9 million, or 11.9%, reflecting increases mainly in consumer deposit fees. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $2.1 million from six months ending June 30, 2005, as a result of rising short-term interest rates and the decline in amount of non-designated interest rate swaps. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. Non-interest income benefited from increases in commissions and fees of $754 thousand and income associated with a non-recurring bank owned life insurance death benefit of $1.3 million. Net gains were $743 thousand for the six months ended June 30, 2006, compared to net losses of $70 thousand for the six months ended June 30, 2005. The six months ended June 30, 2005 included a $1.4 million gain from the liquidation of an equity investment held by the Corporation, acquired from a merger in 2004. Derivative gains (losses) on swaps declined $1.3 million, from a net gain of $101 thousand for the six months ending June 30, 2005 to a net loss of $1.2 million for the six months ending June 30, 2006. This decrease resulted from the decline in the notional amount of interest rate swaps the Corporation had in place during the six months 2006 and the impact from the rising rate environment.

Non-Interest Expense

Non-interest expense increased by $8.2 million, or 8.3%. Salaries and employee benefits had the largest change, rising $6.4 million, or 13.2%. This increase is mainly attributable to increased labor costs of $2.3 million from increased staffing in the branch network and operations support along with additional internal staffing required to meet regulatory compliance, as well as an increase of $782 thousand in costs associated with incentive and commission programs due to higher levels of production in both consumer and commercial lending. Salaries and employee benefits expense also included an increase in health care costs of $796 thousand, employment taxes of $281 thousand, the Corporation’s 401k plan of $284 thousand and stock compensation expense of $194 thousand relating to restricted stock. In addition, stock option expense declined as a result of a payment made to a former employee who departed the Company in the second quarter 2005. In addition, the six months ending June 30, 2005 included a reduction of $1.6 million relating to the termination of the Corporation’s post-retirement benefits plan. Occupancy and furniture and equipment expense increased $519 thousand reflecting the increased branch network, increased lease equipment depreciation expense associated with the leasing company’s operating leases and increased depreciation on furniture and equipment. Occupancy and facilities and equipment for the six months ended June 30, 2005 includes a one-time $1 million adjustment to account for escalating lease payments. Non-interest expense also includes a $803 thousand reduction in costs related to legal fees and regulatory compliance obligations. In the first six months of 2006, fewer hours were incurred relating to compliance with Sarbanes-Oxley Act of 2002.

Income Taxes

The Corporation recorded income tax expense of $17.3 million in the first six months of 2006 based on pre-tax income of $55.5 million, a 31.1% effective tax rate, as compared to pre-tax income of $52.1 million and an effective tax rate of 31.4% for 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2005, see “Interest Sensitivity Management” and Note 15 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. The market risk of the Corporation has not experienced any material changes as of June 30, 2006 from December 31, 2005. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2006.

Item 4. Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. In May 2006, the Corporation settled litigation with a former employee for alleged breach of an executed employment contract for $1.3 million. This expense is included in other non-interest expense in the Condensed Consolidated Statements of Income. All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation. All other active lawsuits entail amounts which management believes, in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Corporation’s business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 777,189. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2006. The Corporation currently has no plan to terminate the stock repurchase plan prior to its expiration.

The following table provides certain information with regard to shares repurchased by the Corporation in the second quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
April 1 - April 30	151,500	$35.06	151,500	937,189
May 1 - May 31	110,000	34.89	110,000	827,189
June 1 - June 30	50,000	36.44	50,000	777,189

Total	311,500	$35.22	311,500	777,189

Item 3. Defaults Upon Senior Securities – None

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on May 17, 2006. Proxies were solicited with respect to such meeting under regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated April 10, 2006. Of the shares eligible to vote at the annual meeting, 33,033,602 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

Director	No. of Votes For	%	No. of Votes Withheld	%	Broker Non-Votes	%
Pierce B. Dunn	28,953,496	95.5	1,366,658	4.5	0	0.0
Mark K. Joseph	28,951,031	95.5	1,369,123	4.5	0	0.0
Peter M. Martin	27,129,581	89.5	3,190,573	10.5	0	0.0
Pamela J. Mazza	29,712,022	98.0	608,132	2.0	0	0.0
Sheila K. Riggs	29,370,041	96.9	950,113	3.1	0	0.0
Kevin G. Byrnes	29,244,654	96.5	1,075,500	3.5	0	0.0
Donald E. Wilson	29,350,028	96.8	970,126	3.2	0	0.0

(c) Additional proposal submitted for a vote, with the following result:

Proposal	No. of Votes For	No. of Votes Against	No. of Votes Abstaining	Broker Non-Votes
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2006	29,716,759	559,602	43,793	—

Item 5. Other Information –

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.01. Entry into a Material Definitive Agreement:”

On April 25, 2006 and in connection with his retirement as an officer of Provident Bank effective May 1, 2006, Enos K. Fry entered into a Consulting Agreement (the “Agreement”) with Provident Bank pursuant to which Mr. Fry will provide business development activities for approximately 1,000 hours per year. In exchange for his services, Mr. Fry will be paid $115,000 on an annual basis. The term of the Agreement is for twelve months and may be renewed on an annual basis. The Agreement may be terminated at any time by Provident Bank or Mr. Fry. Mr. Fry’s post retirement benefits will remain unchanged.

The following disclosure would otherwise have been filed on Form 8-K under the heading “Item 1.02. Termination of a Material Definitive Agreement:”

On April 25, 2006 and as a result of the retirement of Mr. Fry as an officer of Provident Bank effective May 1, 2006, Mr. Fry’s Change in Control Agreement (the “CIC Agreement”) with Provident Bank lapsed. The CIC Agreement provided that if involuntary termination or, under certain circumstances, voluntary termination, followed a change in control of the Corporation or Provident Bank, Mr. Fry would have been entitled to receive a severance payment equal to three times his average annual compensation for the five most recent taxable years preceding termination. Under the CIC Agreement, the Corporation or Provident Bank also would have been required to continue to pay for life, health and disability coverage for 36 months following termination.

Item 6. Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(2.0)	Agreement and Plan of Reorganization between Provident Bankshares Corporation and Southern Financial Bancorp, Inc. (1)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (2)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (2)

(3.3)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (3)

(10.1)	Consulting Agreement for Enos K. Fry

(11.0)	Statement re: Computation of Per Share Earnings (4)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 4, 2003.
(2)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2005, filed with the Commission on March 16, 2006.
(4)	Included in Note 13 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

August 9, 2006	By	/s/ GARY N. GEISEL
Gary N. Geisel Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

August 9, 2006	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION

10.1	Consulting Agreement between Provident Bank and Enos K. Fry

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer