Form 10-Q
period 2006-09-30
PROVIDENT BANKSHARES CORP
filed 2006-11-09
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2006

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

At November 3, 2006, the Registrant had 32,703,622 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

	September 30, 2006	December 31, 2005	September 30, 2005
(dollars in thousands, except per share and share amounts)	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$142,173	$159,474	$173,344
Short-term investments	9,937	3,992	8,522
Mortgage loans held for sale	9,223	8,169	9,228
Securities available for sale	1,761,424	1,794,086	1,829,160
Securities held to maturity	128,530	111,269	111,854
Loans	3,768,027	3,695,381	3,666,758
Less allowance for loan losses	44,703	45,639	46,049

Net loans	3,723,324	3,649,742	3,620,709

Premises and equipment, net	66,492	65,893	64,616
Accrued interest receivable	37,336	31,766	30,415
Goodwill	254,855	254,855	255,264
Intangible assets	9,415	10,765	11,215
Other assets	267,582	265,915	290,686

Total assets	$6,410,291	$6,355,926	$6,405,013

Liabilities:
Deposits:
Noninterest-bearing	$774,574	$860,023	$858,763
Interest-bearing	3,357,128	3,264,444	3,120,893

Total deposits	4,131,702	4,124,467	3,979,656

Short-term borrowings	634,645	647,752	833,344
Long-term debt	955,599	920,022	915,026
Accrued expenses and other liabilities	41,459	33,190	49,015

Total liabilities	5,763,405	5,725,431	5,777,041

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 41,890,198, 41,386,297 and 41,249,481 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	41,890	41,386	41,249
Additional paid-in capital	577,876	565,239	561,604
Retained earnings	251,405	221,290	211,517
Net accumulated other comprehensive loss	(16,872)	(17,283)	(11,882)
Treasury stock at cost - 9,209,932, 8,453,179 and 8,286,428 shares at September 30, 2006, December 31, 2005 and September 30, 2005, respectively	(207,413)	(180,137)	(174,516)

Total stockholders’ equity	646,886	630,495	627,972

Total liabilities and stockholders’ equity	$6,410,291	$6,355,926	$6,405,013

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
Interest Income:
Loans, including fees	$68,376	$55,864	$194,354	$158,882
Investment securities	25,234	23,065	73,918	71,746
Tax-advantaged loans and securities	1,110	217	2,820	871
Short-term investments	92	49	282	156

Total interest income	94,812	79,195	271,374	231,655

Interest Expense:
Deposits	22,144	13,553	58,197	37,637
Short-term borrowings	8,661	5,609	27,243	14,901
Long-term debt	12,919	9,940	31,211	30,915

Total interest expense	43,724	29,102	116,651	83,453

Net interest income	51,088	50,093	154,723	148,202
Less provision for loan losses	954	826	2,096	4,623

Net interest income after provision for loan losses	50,134	49,267	152,627	143,579

Non-Interest Income:
Service charges on deposit accounts	24,576	23,870	70,570	64,980
Commissions and fees	1,492	1,248	4,770	3,772
Net gains	373	884	1,116	814
Derivative gains (losses) on swaps	643	(3,207)	(514)	(3,106)
Net cash settlement on swaps	186	608	714	3,261
Other non-interest income	4,356	4,334	14,600	14,244

Total non-interest income	31,626	27,737	91,256	83,965

Non-Interest Expense:
Salaries and employee benefits	27,353	26,109	82,153	74,526
Occupancy expense, net	5,845	5,488	17,233	17,051
Furniture and equipment expense	3,838	3,644	11,608	10,720
External processing fees	5,272	5,089	15,373	15,411
Other non-interest expense	10,306	10,319	32,833	31,372

Total non-interest expense	52,614	50,649	159,200	149,080

Income before income taxes	29,146	26,355	84,683	78,464
Income tax expense	8,707	8,102	25,963	24,484

Net income	$20,439	$18,253	$58,720	$53,980

Net Income Per Share Amounts:
Basic	$0.63	$0.55	$1.79	$1.64
Diluted	0.62	0.54	1.77	1.60

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
(in thousands)	2006	2005
Operating Activities:
Net income	$58,720	$53,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,140	20,720
Provision for loan losses	2,096	4,623
Provision for deferred income tax benefit	(2,014)	(218)
Net gains	(1,116)	(814)
Net derivative losses	514	3,106
Originated loans held for sale	(78,720)	(55,876)
Proceeds from sales of loans held for sale	78,122	53,601
Net increase in accrued interest receivable and other assets	(8,758)	(1,664)
Net increase in accrued expenses and other liabilities	8,269	38

Total adjustments	15,533	23,516

Net cash provided by operating activities	74,253	77,496

Investing Activities:
Principal collections and maturities of securities available for sale	164,851	266,759
Principal collections and maturities of securities held to maturity	—	1,026
Proceeds from sales of securities available for sale	195,258	393,074
Purchases of securities available for sale	(327,030)	(324,991)
Purchases of securities held to maturity	(19,016)	—
Loan originations and purchases less principal collections	(77,211)	(113,152)
Purchases of premises and equipment	(10,956)	(10,517)

Net cash provided (used) by investing activities	(74,104)	212,199

Financing Activities:
Net increase in deposits	7,567	166,828
Net decrease in short-term borrowings	(13,107)	(84,549)
Proceeds from long-term debt	505,000	55,000
Payments and maturities of long-term debt	(470,217)	(347,008)
Proceeds from issuance of stock	13,141	9,312
Tax benefits associated with share based payments	1,992	—
Purchase of treasury stock	(27,276)	(15,202)
Cash dividends paid on common stock	(28,605)	(26,532)

Net cash used by financing activities	(11,505)	(242,151)

Increase (decrease) in cash and cash equivalents	(11,356)	47,544
Cash and cash equivalents at beginning of period	163,466	134,322

Cash and cash equivalents at end of period	$152,110	$181,866

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$74,168	$59,495
Income taxes paid	22,617	16,116

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements - Unaudited

September 30, 2006

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2006. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission (“SEC”) on March 16, 2006.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the audited Consolidated Financial Statements or in the notes to the audited Consolidated Financial Statements as included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s unaudited Condensed Consolidated Financial Statements.

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

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For hedges qualifying for “short-cut” treatment at inception, the ongoing effectiveness testing includes a review of the hedge and the hedged item to determine if the hedge continues to qualify for short-cut treatment. An assumption of no hedge ineffectiveness is allowed for derivatives qualifying for short-cut treatment. For all other derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that, for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

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

Share-Based Payment

Prior to January 1, 2006, the Corporation applied the intrinsic value based method of accounting for its fixed-plan stock options as prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, and accordingly, did not record compensation costs for grants of stock options to employees when the initial exercise price equaled the fair market value on the grant date. However, the Corporation did record compensation costs for restricted share grants over the respective vesting periods equal to the fair market value of the common shares on the date of each grant.

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-Based Payment” that requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees. Under the provisions of SFAS No. 123(R), the Corporation has applied the modified prospective method of adoption, and therefore, results for prior periods have not been restated.

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

At September 30, 2006, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

Prior to the adoption of SFAS 123(R), the Corporation applied APB No. 25 to account for its stock-based awards, and the disclosure-only provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, as amended (“SFAS 123”), to present stock-based compensation disclosure. Under APB No. 25, because the exercise price of the Corporation’s stock options equaled the market price of the underlying stock on the date of grant, the stock options had no intrinsic value and therefore no compensation expense was recognized. The following table details the pro forma effects on net income and earnings per share for the three and nine months ended September 30, 2005 had compensation expense been recorded based on the fair value method under SFAS No. 123, utilizing the Black-Scholes option valuation model:

(in thousands, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net Income:
Net income as reported	$18,253	$53,980
Addition for total stock-based compensation expense included in reported net income, net of tax	44	596
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(313)	(2,001)

Pro forma net income	$17,984	$52,575

Basic Earnings Per Share:
As reported	$0.55	$1.64
Pro forma	0.55	1.59
Diluted Earnings Per Share:
As reported	$0.54	$1.60
Pro forma	0.53	1.56

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which will be effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments will be accounted for on a similar basis regardless of the form of the financial instrument. It also provides for an election of fair value measurement on an instrument-by-instrument basis in cases where a derivative would otherwise have to be bifurcated. The adoption of SFAS No. 155 is not expected to have any impact on the results of operations of the Corporation. As of September 30, 2006, the Corporation did not have any hybrid financial instruments that are impacted by this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”), which will be effective for an entity’s first fiscal year that begins after September 15, 2006. The statement establishes the accounting for all separately recognized servicing assets and liabilities which require that they be initially recorded at fair value. The statement permits, but does not require, subsequent measurement of the separately recognized servicing assets and liabilities at fair value. The adoption of SFAS No. 156 is not expected to have any impact on the results of operations of the Corporation. Currently, the Corporation does not retain servicing rights for loans it sells to third parties.

In April 2006, the FASB issued FASB Staff Position FIN No. 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”, an interpretation of FIN No. 46(R) “Consolidation of Variable Based Entities”. This new interpretation is effective prospectively for all entities that the Corporation has initial involvement with beginning after June 15, 2006. Additionally, this guidance also applies to events requiring reconsideration of existing relationships maintained by the Corporation under FIN No. 46(R). The application of this guidance did not have any impact on the results of operations of the Corporation.

In June 2006, the FASB issued FASB Staff Position FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which will be effective as of the beginning of the first fiscal year beginning after December 15, 2006. This interpretation clarifies the accounting for uncertainty in income taxes recognized in financial statements. FIN No. 48 prescribes a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition. The Corporation is currently evaluating the impact on the results of operations from the application of this recent guidance.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those years. The statement provides enhanced guidance on the definition of fair value, the methods to measure fair value and the expanded disclosures about fair value measurements. The statement emphasizes that fair value is a market-based measurement and should be based on assumptions that market participants would use in pricing assets or liabilities. The Corporation is currently evaluating the implications of this guidance on the operations of the Corporation.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which will be effective for fiscal years ending after December 15, 2006 for the recognition of the funded status of pension and other postretirement benefit plans and related disclosure provisions. Additional requirements to measure plan assets and benefit obligations as of the date of the Corporation’s fiscal year end will be effective for fiscal years ending after December 15, 2008. The statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as either an asset or liability in its statement of financial position and to recognize the changes in the funded status in the year in which they occur through comprehensive income. The Corporation is in the process of evaluating the potential impact on the statement of financial position and the impact on comprehensive income. The application of this guidance will not have any impact on the results of operations for the Corporation.

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,880	$—	$1,686	$77,194
Mortgage-backed securities	950,404	1,527	28,242	923,689
Municipal securities	101,362	974	162	102,174
Other debt securities	656,261	2,967	861	658,367

Total securities available for sale	1,786,907	5,468	30,951	1,761,424

Securities held to maturity:
Other debt securities	128,530	1,438	1,755	128,213

Total securities held to maturity	128,530	1,438	1,755	128,213

Total investment securities	$1,915,437	$6,906	$32,706	$1,889,637

December 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,936	$—	$1,706	$77,230
Mortgage-backed securities	1,061,541	1,109	27,873	1,034,777
Municipal securities	58,736	129	548	58,317
Other debt securities	622,701	2,193	1,132	623,762

Total securities available for sale	1,821,914	3,431	31,259	1,794,086

Securities held to maturity:
Other debt securities	111,269	307	1,495	110,081

Total securities held to maturity	111,269	307	1,495	110,081

Total investment securities	$1,933,183	$3,738	$32,754	$1,904,167

September 30, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$79,655	$—	$1,560	$78,095
Mortgage-backed securities	1,122,701	1,532	22,031	1,102,202
Municipal securities	22,132	181	72	22,241
Other debt securities	623,935	3,122	435	626,622

Total securities available for sale	1,848,423	4,835	24,098	1,829,160

Securities held to maturity:
Other debt securities	111,854	425	903	111,376

Total securities held to maturity	111,854	425	903	111,376

Total investment securities	$1,960,277	$5,260	$25,001	$1,940,536

At September 30, 2006, a net unrealized after-tax loss of $13.9 million on the securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compared to a net unrealized after-tax loss of $9.0 million at September 30, 2005 and a net unrealized after-tax loss of $14.9 million at December 31, 2005.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. At September 30, 2006, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities.

For further details regarding investment securities at December 31, 2005, refer to Notes 1 and 4 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2005.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Residential real estate:
Originated and acquired residential mortgage	$356,179	$452,853	$507,200
Home equity	993,994	900,985	860,472
Other consumer:
Marine	387,640	412,643	423,268
Other	31,046	32,793	37,467

Total consumer	1,768,859	1,799,274	1,828,407

Commercial real estate:
Commercial mortgage	434,484	485,743	482,219
Residential construction	554,794	414,803	397,438
Commercial construction	302,953	312,399	305,319
Commercial business	706,937	683,162	653,375

Total commercial	1,999,168	1,896,107	1,838,351

Total loans	$3,768,027	$3,695,381	$3,666,758

NOTE 4—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Balance at beginning of period	$44,700	$46,583	$45,639	$46,169
Provision for loan losses	954	826	2,096	4,623
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	197	77	617	846
Home equity	(19)	(62)	93	(199)
Marine and other consumer	720	548	1,281	934
Commercial construction	—	—	—	(67)
Commercial business	53	797	1,041	3,229

Net charge-offs	951	1,360	3,032	4,743

Balance at end of period	$44,703	$46,049	$44,703	$46,049

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the nine months ended September 30, 2006.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2005	$255,477	$(622)	$254,855

Balance at September 30, 2006	$255,477	$(622)	$254,855

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2005	$15,429	$(4,664)	$10,765
Amortization expense	—	(1,350)	(1,350)

Balance at September 30, 2006	$15,429	$(6,014)	$9,415

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Interest-bearing deposits:
Interest-bearing demand	$553,415	$618,129	$615,947
Money market	544,262	597,086	597,412
Savings	625,073	695,946	714,848
Direct time certificates of deposit	1,040,078	888,510	823,421
Brokered certificates of deposit	594,300	464,773	369,265

Total interest-bearing deposits	3,357,128	3,264,444	3,120,893
Noninterest-bearing deposits	774,574	860,023	858,763

Total deposits	$4,131,702	$4,124,467	$3,979,656

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Securities sold under repurchase agreements	$318,251	$370,515	$418,143
Federal funds purchased	284,000	185,000	298,000
Federal Home Loan Bank advances - variable rate	30,000	90,000	115,000
Other short-term borrowings	2,394	2,237	2,201

Total short-term borrowings	$634,645	$647,752	$833,344

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	September 30, 2006	December 31, 2005	September 30, 2005
Federal Home Loan Bank advances - fixed rate	$63,698	$196,537	$122,380
Federal Home Loan Bank advances - variable rate	755,000	585,520	650,000
Junior Subordinated Debentures	136,901	136,715	136,813
Term repurchase agreements	—	1,250	5,833

Total long-term debt	$955,599	$920,022	$915,026

NOTE 9—STOCKHOLDERS’ EQUITY

Plan Description and Adoption of SFAS No. 123(R)

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At September 30, 2006, 4.7 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s shares at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. Options issued in 2004 and prior and in 2005 have contractual terms of ten years and eight years from the date of grant, respectively. As discussed in Note 1, the Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the three or nine months ended September 30, 2006.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Weighted average dividend yield	3.14%	3.14%
Weighted average risk-free interest rate	4.89%	4.61%
Weighted average expected volatility	17.86%	19.78%
Weighted average expected life	5.25 years	5.25 years
Weighted average fair values of options granted	$6.21	$6.47

The Corporation recognized compensation expense related to options of $142 thousand for the three months ended September 30, 2006 and $315 thousand for the nine months ended September 30, 2006. For the three months ended September 30, 2006 and 2005, the intrinsic value of options exercised was $3.0 million and $3.6 million, respectively. The intrinsic value of options exercised for the nine months ended September 30, 2006 and 2005 was $6.5 million and $5.0 million, respectively. Unrecognized compensation cost related to non-vested options is $1.7 million at September 30, 2006 and is expected to be recognized over a weighted average period of 3.4 years.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,345,870	$25.65
Granted	307,440	$36.05
Exercised	(439,936)	$21.80
Cancelled or expired	(11,803)	$21.90

Options outstanding at September 30, 2006	2,201,571	$27.89	5.88	$20,973

Options exercisable at September 30, 2006	1,901,423	$26.60	5.63	$20,561

Restricted Stock Awards

The Corporation issues restricted stock grants, in the form of new shares, to its directors and certain key employees. The restricted share grants are issued at the fair market value of the common shares on the date of each grant. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, as such, the restricted share grants vest immediately. An expense of $15 thousand for fully vested restricted stock grants to directors was recorded in the third quarter of 2006. For the nine months ended September 30, 2006, an expense of $233 thousand was recorded for restricted stock grants to the directors. The restricted stock grants to the directors may only be exercised six months subsequent to their departure from the board of directors. The restricted stock grants to employees vest ratably over four years. The Corporation recorded expense related to the employee awards of $191 thousand and $499 thousand for the three and nine months ended September 30, 2006, respectively.

The following table presents a summary of the activity related to restricted share grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at January 1, 2006	31,550	$33.66
Awards granted	65,464	$35.80
Vested	(14,714)	$35.32
Cancelled	(1,467)	$36.00

Unvested at September 30, 2006	80,833	$35.05

At September 30, 2006, unrecognized compensation cost related to non-vested restricted share grants was $2.4 million and is expected to be recognized over a weighted average period of 3.1 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $366 thousand and $356 thousand for the nine months ended September 30, 2006 and 2005, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the nine months ended September 30, 2006, the Corporation recorded a decrease in fair value of derivatives of $612 thousand compared to an increase of $973 thousand for the same period in 2005, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the nine months ended September 30, 2006, the ineffective portion of a cash flow hedge resulted in a $7 thousand charge to earnings. For the nine months ended September 30, 2005, the Corporation had no ineffective hedges.

Non-designated derivatives, which are interest rate swaps, are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended September 30, 2006 and 2005, the Corporation recorded a net gain of $643 thousand and a net loss of $3.2 million, respectively, to reflect the change in value of the non-designated interest rate swaps. For the nine months ended September 30, 2006 and 2005, the Corporation recorded a net loss of $514 thousand and a net loss of $3.1 million, respectively. The net cash settlements on the interest rate swaps are recorded in non-interest income. Net cash settlements on interest rate swaps were $186 thousand and $608 thousand for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, net cash settlements on interest rate swaps were $714 thousand and $3.3 million, respectively. The decrease in net cash settlements resulted from the decline in the notional amounts of open non-designated interest rate swaps during the comparable periods along with the impact of rising interest rates on the value of these swaps.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
September 30, 2006
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$25,000	$170	$170
Receive fixed/pay variable	Hedge investment rate risk	293,450	621	(1,146)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(366)
Interest rate caps/corridors	Hedge borrowing cost	140,000	922	922

Total designated derivatives		488,350	1,713	(420)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,282	3,282

Total non-designated derivatives		40,000	3,282	3,282

Total derivatives		$528,350	$4,995	$2,862

December 31, 2005
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge borrowing cost	$57,900	$—	$(657)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,155	1,155

Total designated derivatives		222,900	1,155	498

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		70,000	1,450	1,450
Receive fixed/pay variable		40,000	3,235	3,235

Total non-designated derivatives		110,000	4,685	4,685

Total derivatives		$332,900	$5,840	$5,183

September 30, 2005
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$95,000	$1,490	$1,490
Pay fixed/receive variable	Hedge loan rate risk	10,500	91	91
Receive fixed/pay variable	Hedge borrowing cost	57,900	—	(447)
Interest rate caps/corridors	Hedge borrowing cost	300,000	1,564	1,564

Total designated derivatives		463,400	3,145	2,698

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		75,000	943	943
Receive fixed/pay variable		390,500	4,734	(1,236)

Total non-designated derivatives		465,500	5,677	(293)

Total derivatives		$928,900	$8,822	$2,405

NOTE 11—CONTINGENCIES AND OFF BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	September 30, 2006
Commercial business and real estate	$1,067,148
Consumer revolving credit	717,045
Residential mortgage credit	19,767
Performance standby letters of credit	122,983

Total loan commitments	$1,926,943

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

NOTE 12—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net gains (losses):
Securities sales	$202	$709	$895	$493
Asset sales	171	175	551	372
Debt extinguishment	—	—	(330)	(51)

Net gains (losses)	$373	$884	$1,116	$814

NOTE 13—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2006	2005	2006	2005
Net income	$20,439	$18,253	$58,720	$53,980
Basic EPS shares	32,633	32,939	32,791	32,971
Basic EPS	$0.63	$0.55	$1.79	$1.64
Dilutive shares	404	701	404	691
Diluted EPS shares	33,037	33,640	33,195	33,662
Diluted EPS	$0.62	$0.54	$1.77	$1.60
Antidilutive shares	12	2	24	452

NOTE 14—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2006	2005	2006	2005
Net income	$20,439	$18,253	$58,720	$53,980
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives	4,106	1,084	(839)	1,500
Net unrealized holding gains (losses) on debt securities	24,037	(16,576)	1,427	(17,757)
Less reclassification adjustment for gains (losses) realized in net income	203	(377)	491	(493)

Other comprehensive income (loss), before tax	27,940	(15,115)	97	(15,764)
Related income tax expense (benefit)	10,597	(5,290)	(314)	(5,517)

Other comprehensive income (loss), after tax	17,343	(9,825)	411	(10,247)

Comprehensive income	$37,782	$8,428	$59,131	$43,733

NOTE 15—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended September 30,
	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
(in thousands)	2006	2005	2006	2005	2006	2005
Service cost - benefits earned during the period	$792	$1,085	$72	$19	$36	$89
Interest cost on projected benefit obligation	855	1,140	58	9	153	250
Expected return on plan assets	(1,359)	(2,030)	—	—	—	—
Net amortization and deferral of loss (gain)	110	71	(107)	(7)	182	105

Net pension cost included in employee benefits expense	$398	$266	$23	$21	$371	$444

	Nine Months Ended September 30,
	Qualified Pension Plan		Postretirement Benefits		Non-qualified Pension Plan
(in thousands)	2006	2005	2006	2005	2006	2005
Service cost - benefits earned during the period	$2,475	$1,660	$216	$69	$109	$253
Interest cost on projected benefit obligation	2,672	1,873	173	43	458	708
Expected return on plan assets	(4,248)	(2,873)	—	—	—	—
Net amortization and deferral of loss	345	165	(320)	9	546	298

Subtotal	1,244	825	69	121	1,113	1,259
Reversal of liability	—	—	—	(1,641)	—	—

Net pension cost included in employee benefits expense	$1,244	$825	$69	$(1,520)	$1,113	$1,259

On March 31, 2005, the Corporation announced that the pension plan would be frozen for new entrants. Employees who were already participants in the plan were not affected by this change. Also on March 31, 2005, the Corporation communicated to retirees under the age of 65 currently receiving postretirement health care benefits that these benefits would be eliminated and no longer offered, effective January 1, 2006. This action resulted in the reversal of the actuarially determined liability of $1.6 million at March 31, 2005 associated with health care benefits. Postretirement life insurance benefits continue to be provided to retirees.

No contributions were made to the qualified pension plan in the nine months ended September 30, 2006 and 2005, respectively. The minimum required contribution in 2006 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2006 to the qualified plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2006, which is equal to the benefits paid under the plans.

NOTE 16—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 90 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 251 bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides more than 11,000 ATMs nationwide to its customers with free access. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended September 30,

	2006				2005
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$15,637	$27,705	$7,746	$51,088	$16,034	$28,756	$5,303	$50,093
Provision for loan losses	47	707	200	954	735	549	(458)	826

Net interest income after provision for loan losses	15,590	26,998	7,546	50,134	15,299	28,207	5,761	49,267
Non-interest income	4,180	26,546	900	31,626	4,571	25,763	(2,597)	27,737
Non-interest expense	6,133	37,944	8,537	52,614	5,713	37,401	7,535	50,649

Income (loss) before income taxes	13,637	15,600	(91)	29,146	14,157	16,569	(4,371)	26,355
Income tax expense (benefit)	4,074	4,660	(27)	8,707	4,352	5,094	(1,344)	8,102

Net income (loss)	$9,563	$10,940	$(64)	$20,439	$9,805	$11,475	$(3,027)	$18,253

Total assets	$2,020,658	$3,023,680	$1,365,953	$6,410,291	$1,792,455	$3,101,694	$1,510,864	$6,405,013

Nine Months Ended September 30,

	2006				2005
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$45,885	$83,770	$25,068	$154,723	$46,272	$82,564	$19,366	$148,202
Provision for loan losses	909	1,506	(319)	2,096	3,153	746	724	4,623

Net interest income after provision for loan losses	44,976	82,264	25,387	152,627	43,119	81,818	18,642	143,579
Non-interest income	14,018	76,540	698	91,256	11,547	70,654	1,764	83,965
Non-interest expense	18,791	113,110	27,299	159,200	17,081	109,164	22,835	149,080

Income (loss) before income taxes	40,203	45,694	(1,214)	84,683	37,585	43,308	(2,429)	78,464
Income tax expense (benefit)	12,326	14,009	(372)	25,963	11,728	13,514	(758)	24,484

Net income (loss)	$27,877	$31,685	$(842)	$58,720	$25,857	$29,794	$(1,671)	$53,980

Total Assets	$2,020,658	$3,023,680	$1,365,953	$6,410,291	$1,792,455	$3,101,694	$1,510,864	$6,405,013

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At September 30, 2006, the Bank is currently the second largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 153 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 153 banking offices, 46% are located in the Greater Baltimore region and 54% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 251 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides more than 11,000 ATMs nationwide to our customers with free access.

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

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based compensation, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

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

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. In addition, the Corporation also recognizes gains or losses from the change in market value of its non-designated derivative financial instruments. These gains and losses are not a regular part of the Corporation’s income.

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

Occupancy expenses, which are fixed or variable costs associated with building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment and external processing include fees paid to third-party data processing services and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 2 to 40 years for building and leasehold improvements, and 2 to 15 years for furniture and equipment.

Other expenses include expenses for advertising, attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense and other miscellaneous operating expenses.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued improvement in financial fundamentals through the consistent execution of the Bank’s strategic priorities and strengthening the balance sheet by growing loans and deposits in the Bank’s core business segments. Strong growth in relationship based loan portfolios (loans other than the Company’s originated and acquired residential mortgage loans) was financed by run-off in the Bank’s wholesale portfolio (originated and acquired residential mortgages). The expanded market presence experienced over the past few years has been successful in helping to grow and deepen relationships across the Corporation’s key major markets of Greater Baltimore, Greater Washington and Central Virginia. The successful efforts have led to growth in average loans of $139.3 million, or 3.8%, and average deposits of $119.0 million, or 3.0%, over the third quarter of 2005. At September 30, 2006, total assets were $6.4 billion, which is consistent with the periods ended December 31, 2005 and September 30, 2005. Over the past 12 months, growth in internally generated loan portfolios has replaced the decline in wholesale loans (originated and acquired residential mortgages) and investment securities as the Corporation continues to execute its strategy of strengthening the balance sheet by growing relationship based portfolios and de-emphasizing wholesale assets. Capital growth has been a specific focus for the Corporation. Tangible common equity as a percentage of assets has grown to 6.50% for the quarter ending September 30, 2006 compared to 6.27% and 6.08% at December 31, 2005 and September 30, 2005, respectively.

Lending

Total average loan balances increased to $3.8 billion in the third quarter of 2006, an increase of $139.3 million, or 3.8%, from the third quarter of 2005. The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Residential real estate:
Originated and acquired residential mortgage	$373,568	$541,096	$(167,528)	(31.0)%
Home equity	983,288	831,987	151,301	18.2
Other consumer:
Marine	389,728	425,131	(35,403)	(8.3)
Other	32,366	35,825	(3,459)	(9.7)

Total consumer	1,778,950	1,834,039	(55,089)	(3.0)

Commercial real estate:
Commercial mortgage	449,305	473,831	(24,526)	(5.2)
Residential construction	535,183	346,975	188,208	54.2
Commercial construction	307,655	318,166	(10,511)	(3.3)
Commercial business	703,523	662,337	41,186	6.2

Total commercial	1,995,666	1,801,309	194,357	10.8

Total loans	$3,774,616	$3,635,348	$139,268	3.8

Strong loan growth in the Corporation’s relationship based loan portfolios (loans other than the Company’s originated and acquired residential mortgage loans) more than replaced the continued strategic reductions in wholesale portfolios (originated and acquired residential mortgages). The average loan balances of loans other than originated and acquired residential mortgage loans increased in the aggregate, $306.8 million, or 9.9%, over the same quarter in 2005. This increase was a result of the Corporation’s expanded presence and successful marketing efforts to grow its home equity, commercial real estate and commercial business loan portfolios. As a result, total average loans increased by 3.8% primarily due to an increase of $151.3 million, or 18.2%, in average home equity loans, $188.2 million, or 54.2%, in average residential construction loans and $41.2 million, or 6.2%, in average commercial business loans. These increases more than offset planned reductions in originated and acquired residential mortgage loans of $167.5 million. These results illustrate the effectiveness of the Bank’s strategy to profitably grow and deepen customers relationships in all four key market segments: commercial, commercial real estate, consumer and small business.

The home equity loan suite of products, along with the Company’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland and Virginia. This marketing strategy resulted in the $151.3 million, or 18.2%, increase in home equity average balances, continuing the growth of $203.0 million, or 32.3%, that occurred in third quarter of 2005. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone center and internet units. The strong growth in home equity lending was partially offset by a decline in marine and other consumer loans. Management has chosen to restrict marine lending loan growth due to low pricing margins in the industry.

Commercial banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $194.4 million, or 10.8%, compared to the third quarter of 2005. Commercial business loans increased by $41.2 million while residential construction loans posted increases from the third quarter of 2005 of $188.2 million reflecting strong regional demand for residential construction loans in the Bank’s markets. This growth has occurred within the Corporation’s market footprint and is a reflection of the commercial banking group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through a strong level of loan administration and credit monitoring by an experienced lending staff.

The overall result is a well-balanced mix of revenue sources between consumer and commercial loan products with $1.8 billion, or 47.1%, in consumer loans, and $2.0 billion, or 52.9%, in commercial loans. Geographically, average loan balances of $1.4 billion that have been originated in the Greater Washington and Central Virginia regions represent 37.0% of total average loans in the third quarter of 2006.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	September 30, 2006	December 31, 2005
Non-Performing Assets:
Originated and acquired residential mortgage	$7,071	$7,340
Home equity	140	243
Other consumer	467	315
Commercial mortgage	1,347	1,437
Commercial business	14,574	16,336

Total non-accrual loans	23,599	25,671
Total renegotiated loans	—	—

Total non-performing loans	23,599	25,671
Total other assets and real estate owned	2,100	1,787

Total non-performing assets	$25,699	$27,458

90-Day Delinquencies:
Originated and acquired residential mortgage	$2,744	$5,131
Home equity	337	251
Other consumer	352	1,069
Residential real estate construction	112	118
Commercial business	1,367	1,551

Total 90-day delinquencies	$4,912	$8,120

Asset Quality Ratios:
Non-performing loans to loans	0.63%	0.69%
Non-performing assets to loans	0.68%	0.74%
Allowance for loan losses to loans	1.19%	1.24%
Net charge-offs in quarter to average loans	0.10%	0.09%
Allowance for loan losses to non-performing loans	189.43%	177.78%

The asset quality within the Corporation’s loan portfolio continues to remain strong in the third quarter of 2006. Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and strategy of shifting the balance sheet away from wholesale loans to relationship based loan portfolios. In addition, regional credit conditions remained favorable for the third quarter of 2006. Non-performing assets were $25.7 million at September 30, 2006, a 6.4% decrease, or $1.8 million, from the level at December 31, 2005. The decrease in non-performing assets was due mainly to the $1.8 million decrease in non-performing commercial business loans. Non-performing commercial business loans include $614 thousand of loans that have U.S. government guarantees.

The level of non-performing assets to total loans was 0.68% at September 30, 2006 compared to 0.74% at December 31, 2005. The level of 90-day delinquent loans declined during the same period, decreasing $3.2 million, or 39.5%, to $4.9 million from the $8.1 million level at December 31, 2005 and $7.3 million at September 30, 2005. Overall, the asset quality ratios of the Corporation remain favorable, but no assurances can be given regarding the level of non-performing assets in the future.

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

At September 30, 2006, the allowance was $44.7 million, or 1.19% of total loans outstanding, compared to an allowance at December 31, 2005 of $45.6 million, or 1.24% of total loans outstanding. The allowance coverage was 189.43% of non-performing loans at September 30, 2006 compared to 177.78% at December 31, 2005. Portfolio-wide net charge-offs represented 0.10% of average loans in third quarter of 2006, compared to 0.15% in third quarter of 2005 and 0.09% in the second quarter of 2006.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended September 30,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Transaction accounts:
Noninterest-bearing	$759,874	$814,400	$(54,526)	(6.7)%
Interest-bearing	539,858	604,345	(64,487)	(10.7)
Savings/money market:
Savings	645,666	732,295	(86,629)	(11.8)
Money market	576,136	595,956	(19,820)	(3.3)
Certificates of deposit:
Direct	982,228	805,572	176,656	21.9
Brokered	520,367	352,537	167,830	47.6

Total deposits	$4,024,129	$3,905,105	$119,024	3.0

Deposits by source:
Consumer	$2,669,835	$2,677,399	$(7,564)	(0.3)
Commercial	833,927	875,169	(41,242)	(4.7)
Brokered	520,367	352,537	167,830	47.6

Total deposits	$4,024,129	$3,905,105	$119,024	3.0

Average deposits increased $119.0 million, or 3.0%, in the third quarter of 2006 over the third quarter of 2005. Consumer deposits remained flat at $2.7 billion, while commercial deposits experienced a decline of $41.2 million, or 4.7%. In addition, the use of brokered deposits also increased from $352.5 million to $520.4 million as they provide a less expensive alternative to funding loan growth as compared to other forms of borrowing. Increased competition with non-banks in the current rising rate environment is the main reason for consumer deposits remaining flat from the third quarter of 2005. Over the past two quarters, consumer and commercial customers have been shifting their deposits from low yielding checking and savings accounts to higher yielding certificates of deposits or moving their deposits to alternative markets. This change is a result of the current rate environment and the intense level of competition.

Geographically, average customer deposits in the Greater Washington and Central Virginia regions represented 38.4% of the Bank’s total customer deposits at September 30, 2006 as compared to 35.0% at September 30, 2005. The Bank currently has 82 retail banking offices in this market, or 54% of it’s banking offices.

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

At September 30, 2006, the investment portfolio totaled $1.9 billion, or 29.5% of total assets, compared to 30.3% of total assets at September 30, 2005. The portfolio declined $51.1 million from September 30, 2005, reflecting management’s strategy to de-emphasize wholesale assets. Management continues to invest primarily in fixed and floating rate mortgage-

backed securities, asset-backed securities, and municipal bonds to diversify the investment portfolio risks, maximize stable earnings, and manage the Bank’s interest rate sensitivity. In the third quarter of 2006, $108.5 million of floating rate asset-backed securities were sold to reduce sensitivity to changes in short-term interest rates. The proceeds were primarily invested in fixed rate MBS, as well as fixed rate ABS and municipal bonds, to lengthen portfolio duration from 2.4% to 2.9%. The changes modestly increased MBS and municipal allocations, and slightly reduced the ABS allocation. Investment allocations as of September 30, 2006 include MBS (50%), ABS (33%), municipal (5%), corporate (8%), and U.S. Government securities (4%). The ABS portfolio consists of Aaa, Aa and single A rated pooled trust preferred securities, and Aa and single A rated home equity securities. The municipal bond portfolio consists of geographically diversified Aaa rated securities.

Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, single or double A rated home equity ABS, and U.S. Treasury, Agency, and municipal securities. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. The portfolio duration has been increased from 2.4% to 2.9% throughout 2006, to reduce the exposure to earnings from a decline in short-term interest rates. Another risk in the investment portfolio is credit risk. At September 30, 2006, about 60% of the entire investment portfolio was rated AAA, 39% was investment grade below AAA, and 1% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at September 30, 2006. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at September 30, 2006.

Treasury funding totaled $1.87 billion on September 30, 2006. Comparing monthly average balances, September 2006 treasury funding rose $252.1 million from December 2005, from $1.67 billion to $1.93 billion. Short-term borrowings rose $127.5 million while long-term borrowings rose by $53.4 million. In addition, brokered CDs were increased by $71.0 million as management took advantage of favorable pricing in this market.

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

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation also acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On July 15, 2005, the Corporation redeemed $5 million aggregate value of Junior Subordinated Debentures issued to Southern Financial Capital Trust I at an annual rate of 11%. There are no issuances callable in 2006.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet future funding needs.

The Bank’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At September 30, 2006, $1.2 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $900 million. An excess liquidity position of $400 million remains after covering $500 million of unsecured funds that mature in the next three months. Additionally, over $390.0 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At September 30, 2006, the Bank possessed over $1.0 billion of unsecured overnight borrowing capacity, of which $284.0 million was in use. The Bank also accesses the brokered CD market when the pricing of CDs is favorable to other secured or unsecured sources. Additionally, the Corporation has access to public and private debt markets.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At September 30, 2006, over $700.0 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.8 billion consumer loan portfolio is saleable under normal conditions.

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

The following table summarizes significant contractual obligations at September 30, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease obligations	$12,812	$25,197	$23,507	$32,627	$94,143
Long-term debt	235,132	528,263	54,427	137,777	955,599

Total	$247,944	$553,460	$77,934	$170,404	$1,049,742

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at September 30, 2006 were as follows:

(in thousands)	September 30, 2006
Commercial business and real estate	$1,067,148
Consumer revolving credit	717,045
Residential mortgage credit	19,767
Performance standby letters of credit	122,983

Total loan commitments	$1,926,943

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At September 30, 2006, the Corporation did not have any firm commitments to purchase loans.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2006 for the September 30, 2006 data and on January 1, 2006 for the December 31, 2005 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

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

Interest Rate Scenario	At September 30, 2006 Projected Percentage Change in Net Interest Income	At December 31, 2005 Projected Percentage Change in Net Interest Income
-200 basis points	-3.40%	NA
-100 basis points	-2.30%	-3.40%
No change	—	—
+100 basis points	-0.40%	+1.80%
+200 basis points	-0.80%	+3.20%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.5% under the assumed single direction scenarios. The Corporation’s one-year forward earnings are essentially neutral to changes in short-term interest rates. A prolonged decline in long-term rates could negatively impact net interest income, as shown above. Short-term interest rates, such as the fed funds rate, have increased approximately 150 basis points over the past 12 months while long-term rates have risen about 35 basis points. A prolonged yield curve inversion is a growing possibility. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve flattening scenarios. Management is also focused on the potential for interest rates to begin falling in the near future, and is pursuing strategies to reduce the exposure to net interest margin from falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve inversion risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $570 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $220.0 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $388.4 million of interest rate swaps were in force to reduce interest rate risk, and $140 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Much of the fundamental lending business of Provident is based upon understanding, measuring and controlling credit risk. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio. Further discussion relating to asset quality is presented in “Financial Condition – Asset Quality.”

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

Capital Resources

Total stockholders’ equity was $646.9 million at September 30, 2006, an increase of $16.4 million from December 31, 2005. The change in stockholders’ equity for the period was attributable to $58.7 million in earnings that was partially offset by dividends paid of $28.6 million. Net accumulated other comprehensive loss decreased by $411 thousand during the period primarily due to the impact of changing interest rates on the market value of the debt securities portfolio and cash flow hedges. Capital was also increased by $13.1 million associated with the exercise of vested stock options and share-based payments, and decreased by $27.3 million from the repurchase of 757 thousand shares of the Corporation’s common stock at an average price of $36.04. The Corporation is authorized to repurchase an additional 481 thousand shares under its stock repurchase program.

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

As of September 30, 2006, the Corporation is considered “well capitalized” for regulatory purposes.

(dollars in thousands)	September 30, 2006	December 31, 2005
Total equity capital per consolidated financial statements	$646,886	$630,495
Qualifying trust preferred securities	129,000	129,000
Minimum pension liability	(1,196)	(1,196)
Accumulated other comprehensive loss	16,872	17,283

Adjusted capital	791,562	775,582
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(264,449)	(265,794)

Total tier 1 capital	527,113	509,788

Adjustments for tier 2 capital:
Allowance for loan losses	44,703	45,639
Allowance for letter of credit losses	532	467

Total tier 2 capital adjustments	45,235	46,106

Total regulatory capital	$572,348	$555,894

Risk-weighted assets	$4,716,716	$4,645,900
Quarterly regulatory average assets	6,142,323	6,070,270

			Minimum Regulatory Requirements	To be "Well Capitalized"
Ratios:
Tier 1 leverage	8.58%	8.40%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.18	10.97	4.00	6.00
Total regulatory capital to risk-weighted assets	12.13	11.97	8.00	10.00

RESULTS OF OPERATIONS

For Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Financial Highlights

Provident reported net income of $20.4 million, or $0.62 per diluted share, in the quarter ended September 30, 2006 compared to $18.3 million and $0.54 per diluted share in the third quarter of 2005. The financial results of third quarter 2006 reflect the Corporation’s continued success as the right size bank for consumers and business in the Greater Baltimore, Greater Washington and Central Virginia markets. The Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.26%, 12.34% and 3.60%, respectively, in the quarter ended

September 30, 2006 compared to 1.14%, 11.41%, and 3.55%, respectively, in the third quarter of 2005. The financial results in the third quarter of 2006 reflect the Corporation’s continued commitment to produce positive loan growth by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Central Virginia regions, growing commercial business in all markets, and enhancing business results in all markets.

Solid relationship based loan growth of $306.8 million in the Corporation’s business segments enabled the Corporation to strengthen the balance sheet and to improve key business measurements. This improvement was accomplished on a higher level of average earning assets, debt and a higher level of capital. Earnings for the third quarter of 2006 include an increase of $1.0 million in net interest income, a $128 thousand increase in provision for loan losses, an increase in non-interest income of $3.9 million, an increase of $2.0 million in non-interest expense and a $600 thousand increase in income tax expense, resulting in an increase of $2.2 million in net income from third quarter of 2005.

The financial results reflect the continued balance sheet strengthening of growing loans and deposits in core business segments. An overview of the strategies is discussed on page 22 of Management’s Discussion and Analysis of Financial Condition and Results of Operations. Asset quality continues to remain strong, as non-performing assets to loans were 0.68% and charge-offs to average loans were 0.10% for the quarter.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income
Three Months Ended September 30, 2006 and 2005

	Three Months Ended September 30, 2006			Three Months Ended September 30, 2005
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$373,568	$6,023	6.40%	$541,096	$7,704	5.65%
Home equity	983,288	17,307	6.98	831,987	11,984	5.71
Marine	389,728	5,285	5.38	425,131	5,656	5.28
Other consumer	32,366	593	7.27	35,825	732	8.11
Commercial mortgage	449,305	7,963	7.03	473,831	7,582	6.35
Residential construction	535,183	11,905	8.83	346,975	6,145	7.03
Commercial construction	307,655	6,058	7.81	318,166	5,143	6.41
Commercial business	703,523	13,286	7.49	662,337	10,936	6.55

Total loans	3,774,616	68,420	7.19	3,635,348	55,882	6.10

Loans held for sale	10,866	197	7.19	8,163	120	5.83
Short-term investments	7,898	92	4.62	4,170	49	4.66
Taxable investment securities	1,811,500	25,234	5.53	1,950,598	23,065	4.69
Tax-advantaged investment securities	97,066	1,470	6.01	13,539	213	6.24

Total investment securities	1,908,566	26,704	5.55	1,964,137	23,278	4.70

Total interest-earning assets	5,701,946	95,413	6.64	5,611,818	79,329	5.61

Less: allowance for loan losses	44,749			46,361
Cash and due from banks	122,805			145,111
Other assets	626,770			624,315

Total assets	$6,406,772			$6,334,883

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$539,858	722	0.53	$604,345	611	0.40
Money market deposits	576,136	4,385	3.02	595,956	2,987	1.99
Savings deposits	645,666	734	0.45	732,295	533	0.29
Direct time deposits	982,228	10,055	4.06	805,572	5,543	2.73
Brokered time deposits	520,367	6,248	4.76	352,537	3,879	4.37
Short-term borrowings	722,043	8,661	4.76	747,498	5,609	2.98
Long-term debt	963,669	12,919	5.32	1,012,611	9,940	3.89

Total interest-bearing liabilities	4,949,967	43,724	3.50	4,850,814	29,102	2.38

Noninterest-bearing demand deposits	759,874			814,400
Other liabilities	39,773			34,764
Stockholders' equity	657,158			634,905

Total liabilities and stockholders' equity	$6,406,772			$6,334,883

Net interest-earning assets	$751,979			$761,004

Net interest income (tax-equivalent)		51,689			50,227
Less: tax-equivalent adjustment		601			134

Net interest income		$51,088			$50,093

Net yield on interest-earning assets			3.60%			3.55%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended September 30, 2006 and 2005

	2006 Quarter to 2005 Quarter Increase/(Decrease)				2006/2005 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(167,528)	(31.0)%	$(1,681)	(21.8)%	$925	$(2,606)
Home equity	151,301	18.2	5,323	44.4	2,926	2,397
Marine	(35,403)	(8.3)	(371)	(6.6)	107	(478)
Other consumer	(3,459)	(9.7)	(139)	(19.0)	(72)	(67)
Commercial mortgage	(24,526)	(5.2)	381	5.0	787	(406)
Residential construction	188,208	54.2	5,760	93.7	1,847	3,913
Commercial construction	(10,511)	(3.3)	915	17.8	1,090	(175)
Commercial business	41,186	6.2	2,350	21.5	1,640	710

Total loans	139,268	3.8	12,538	22.4

Loans held for sale	2,703	33.1	77	64.2	32	45
Short-term investments	3,728	89.4	43	87.8	(1)	44
Taxable investment securities	(139,098)	(7.1)	2,169	9.4	3,897	(1,728)
Tax-advantaged investment securities	83,527	616.9	1,257	590.1	(8)	1,265

Total investment securities	(55,571)	(2.8)	3,426	14.7

Total interest-earning assets	90,128	1.6	16,084	20.3	14,791	1,293

Less: allowance for loan losses	(1,612)	(3.5)
Cash and due from banks	(22,306)	(15.4)
Other assets	2,455	0.4

Total assets	$71,889	1.1

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(64,487)	(10.7)	111	18.2	182	(71)
Money market deposits	(19,820)	(3.3)	1,398	46.8	1,500	(102)
Savings deposits	(86,629)	(11.8)	201	37.7	270	(69)
Direct time deposits	176,656	21.9	4,512	81.4	3,112	1,400
Brokered time deposits	167,830	47.6	2,369	61.1	381	1,988
Short-term borrowings	(25,455)	(3.4)	3,052	54.4	3,249	(197)
Long-term debt	(48,942)	(4.8)	2,979	30.0	3,480	(501)

Total interest-bearing liabilities	99,153	2.0	14,622	50.2	14,015	607

Noninterest-bearing demand deposits	(54,526)	(6.7)
Other liabilities	5,009	14.4
Stockholders’ equity	22,253	3.5

Total liabilities and stockholders’ equity	$71,889	1.1

Net interest-earning assets	$(9,025)	(1.2)

Net interest income (tax-equivalent)			1,462	2.9	$776	$686
Less: tax-equivalent adjustment			467	348.5

Net interest income			$995	2.0

The net interest margin, on a tax-equivalent basis, increased 5 basis points to 3.60% and was driven by the strengthening of the balance sheet and by the solid growth in core lending activities. Management’s strategy of maintaining an asset sensitive interest rate risk position and successful initiatives to replace lower yielding net interest-earning assets with higher yielding net interest-earning assets resulted in an increase in the net interest margin. The Corporation has seen solid loan growth in its home equity and residential construction loan portfolios as well as commercial business since the same period a year ago. Growth in these portfolios was partially offset by planned declines in non-core investment securities and originated and acquired residential portfolios. Overall, average earning assets increased $90.1 million to $5.7 billion which was mainly attributable to the $139.3 million increase in loans offset by the $55.6 million reduction in investment securities. The yields on loans and investments grew 109 and 85 basis points, respectively. The yield increase in the portfolio was mainly the result of the rising interest rate environment over the past year and the Corporation’s greater emphasis on variable rate securities. Interest-bearing liabilities increased $99.2 million while the average rate paid increased 112 basis points. The increase in the average rate paid was primarily due to rising interest rates and the mix of interest-bearing liabilities. Interest expense was also impacted from the $54.5 million decline in average noninterest-bearing demand deposit balances during the third quarter of 2006.

The 6.64% yield on earning assets increased from 5.61% in the third quarter 2005 as a result of rising interest rates and its product mix of loans that more than offset the increased funding costs of 3.50%. Net interest income on a tax-equivalent basis was $51.7 million in third quarter of 2006, compared to $50.2 million in third quarter of 2005. Total interest income increased $16.1 million and total interest expense increased $14.6 million resulting in the growth in net interest income of $1.5 million on a tax-equivalent basis.

The Corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions accounted for as hedges undertaken to mitigate the affect of interest rate risk on the Corporation, interest income increased by $6 thousand and interest expense increased by $138 thousand, for a total decrease of $132 thousand in net interest income relating to derivative transactions for the quarter ended September 30, 2006.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits, and deposit mix and the general level of interest rates.

Provision for Loan Losses

The Corporation’s continued emphasis on quality underwriting as well as aggressive management of charge-offs and potential problem loans resulted in a provision for loan losses of $954 thousand in the third quarter of 2006 compared to $826 thousand in the third quarter of 2005. Net charge-offs were $951 thousand, or 0.10% of average loans, in the third quarter of 2006 compared to $1.4 million, or 0.15% of average loans, in the third quarter of 2005. Originated and acquired residential loan net charge-offs as a percentage of average originated and acquired residential loans increased from 0.06% in third quarter 2005 to 0.21% in third quarter of 2006.

Non-Interest Income

Non-interest income increased to $31.6 million, or 14.0%, from $27.7 million in third quarter of 2005. The increase in non-interest income was mainly attributable to the change in fair value of the Bank’s non-designated derivatives. The third quarter of 2006 included derivative valuation gains of $643 thousand while the third quarter of 2005 had derivative valuation losses of $3.2 million. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. In addition, the third quarter of 2006 had a reduction of $511 thousand in net gains associated with the sale of loans, debt extinguishment and sale of securities. Excluding the total gains (losses) discussed above, non-interest income increased 1.8%, or $550 thousand.

Deposit fee income increased $706 thousand, or 3%, reflecting increases in both consumer and commercial deposit fees. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $422 thousand from third quarter of 2005 as a result of rising short-term interest rates and the reduction in the notional amount of non-designated interest rate swaps. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 150 basis points from third quarter of 2005 to third quarter of 2006. Other non-interest income also benefited from increases in commissions and fees of $244 thousand, lease income of $132 thousand, mortgage banking fees of $197 thousand, offset by declines in insurance and other miscellaneous income of $307 thousand.

Net gains from sale of loans, debt extinguishment and sale of securities were $373 thousand in third quarter of 2006, compared to net gains of $884 thousand in third quarter of 2005. Third quarter of 2006 included investment/borrowing transactions that were focused on reducing sensitivity to changes in short-term interest rates. These transactions generated net gains of $202 thousand. The third quarter of 2006 also included net gains of $191 thousand primarily from the sale of mortgage loans. Third quarter of 2005 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $709 thousand. The third quarter of 2005 also included net gains of $175 thousand primarily from the sale of loans. Net derivative gains on swaps were $643 thousand in the third quarter of 2006, up $3.9 million from a net derivative loss of $3.2 million in the third quarter of 2005. This increase resulted mainly from the decline in the notional amount of non-designated interest rate swaps the Corporation had in place during the third quarter of 2006 compared to the same quarter a year ago, combined with the impact of rising interest rates on the value of non-designated interest rate swaps.

Non-Interest Expense

Non-interest expense increased by $2.0 million, or 3.9%. Salaries and employee benefits increased $1.2 million, or 4.8%. This increase is mainly attributable to increased labor costs of $1.6 million from annual merit increases, increased staffing in the branch network and operations support along with the additional staffing required to meet regulatory compliance requirements. Salaries and employee benefits expense also included an increase in health care costs of $267 thousand, pension expense of $133 thousand, 401k plan related expenses of $112 thousand and an increase in compensation expense of $122 thousand relating to the issuance of restricted stock. In addition, stock option expense increased by $142 thousand mainly due to the accounting requirement of SFAS 123(R) that went into effect in 2006. Salaries and employee benefits increases were offset by lower employee incentive payments and other benefits of $1.2 million. Occupancy expense increased $357 thousand over the third quarter of 2005 mainly due to higher energy costs and the expanded bank network. Furniture and equipment increased 5.3% over the third quarter of 2005 as a result of higher depreciation expense on premises and equipment along with lease equipment depreciation.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was approximately $2.6 million at September 30, 2006 versus $2.0 million at September 30, 2005. The valuation allowance relates to additional state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $8.7 million based on pre-tax income of $29.1 million, representing an effective tax rate of 29.9% in third quarter of 2006. In the third quarter of 2005, the Corporation recorded a tax expense of $8.1 million on pre-tax income of $26.4 million, an effective tax rate of 30.7%. The increase in average tax exempt investments in the third quarter of 2006 compared to the same period a year ago was the significant reason for the decline in the effective tax rate.

For Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

Financial Highlights

The Corporation recorded net income of $58.7 million, or $1.77 per diluted share, for the nine months ended September 30, 2006, compared to $54.0 million, or $1.60 per diluted share for the nine months ended September 30, 2005. The Corporation showed improvement in its key performance measurements as compared to the nine months of 2005, as return on assets, return on common equity and net interest margin were 1.23%, 12.03% and 3.68%, respectively, for the nine months ended September 30, 2006 compared to 1.13%, 11.53%, and 3.50%, respectively, over the nine months of 2005. The financial results for the nine months ended September 30, 2006 reflect solid relationship based loan growth of $340.7 million or 11.4%, mainly in residential construction and home equity loans. In addition, net interest income and service charge income increased 4.4% and 8.6%, respectively, as a result of the Corporation’s increased presence and customer base in the Greater Washington and Central Virginia regions and growing commercial business in all markets. Year over year average deposits grew $62.4 million or 1.8%. Year-to-date pre-tax results included a one time legal settlement of $1.3 million and a non-recurring bank owned life insurance death benefit of $1.3 million. The nine months of 2005 includes a one time $1.0 million pre-tax cumulative impact relating to a modification of the Corporation’s accounting practices related to leased facilities, a $1.6 million reduction of non-interest expense related to the Corporation’s termination of the post-retirement benefit plan and a non-recurring bank owned life insurance death benefit of $1.5 million.

Net Interest Income

Tax equivalent net interest income for the nine months of 2006 increased $7.5 million to $156.2 million compared to 2005, a 5.1% increase from period to period. Interest income increased $40.7 million and interest expense increased $33.2 million. Interest-earning assets declined $11.2 million as a result of the Corporation’s previously described balance sheet transitioning. The increase in the yield in average earning assets of 97 basis points more than offset the impact from the $33.8 million decline in interest-bearing liabilities whose rate increased 92 basis points. This resulted in the net yield on earning assets increasing to 3.68% for the nine months ended September 30, 2006 from 3.50% for the nine month period in 2005.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Nine Months Ended September 30, 2006 and 2005

	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$405,214	$19,060	6.29%	$594,610	$26,017	5.85%
Home equity	948,202	47,457	6.69	776,815	31,914	5.49
Marine	396,427	15,673	5.29	428,619	16,649	5.19
Other consumer	30,307	1,752	7.73	36,292	2,255	8.31
Commercial mortgage	461,976	24,006	6.95	478,760	22,042	6.16
Residential construction	497,421	31,589	8.49	298,370	14,745	6.61
Commercial construction	304,167	17,204	7.56	297,877	13,481	6.05
Commercial business	691,325	37,631	7.28	672,403	32,186	6.40

Total loans	3,735,039	194,372	6.96	3,583,746	159,289	5.94

Loans held for sale	9,578	494	6.90	6,722	295	5.87
Short-term investments	8,195	282	4.60	7,581	156	2.75
Taxable investment securities	1,833,084	73,918	5.39	2,070,631	71,746	4.63
Tax-advantaged investment securities	84,613	3,833	6.06	13,034	689	7.07

Total investment securities	1,917,697	77,751	5.42	2,083,665	72,435	4.65

Total interest-earning assets	5,670,509	272,899	6.43	5,681,714	232,175	5.46

Less: allowance for loan losses	44,963			45,999
Cash and due from banks	122,649			138,541
Other assets	624,351			624,314

Total assets	$6,372,546			$6,398,570

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$562,619	2,038	0.48	$570,101	1,329	0.31
Money market deposits	603,217	12,072	2.68	575,281	7,414	1.72
Savings deposits	673,506	1,874	0.37	747,168	1,619	0.29
Direct time deposits	933,644	25,529	3.66	796,497	14,857	2.49
Brokered time deposits	476,701	16,684	4.68	369,412	12,418	4.49
Short-term borrowings	811,605	27,243	4.49	779,558	14,901	2.56
Long-term debt	838,255	31,211	4.98	1,095,289	30,915	3.77

Total interest-bearing liabilities	4,899,547	116,651	3.18	4,933,306	83,453	2.26

Noninterest-bearing demand deposits	783,774			805,273
Other liabilities	36,404			34,086
Stockholders’ equity	652,821			625,905

Total liabilities and stockholders’ equity	$6,372,546			$6,398,570

Net interest-earning assets	$770,962			$748,408

Net interest income (tax-equivalent)		156,248			148,722
Less: tax-equivalent adjustment		1,525			520

Net interest income		$154,723			$148,202

Net yield on interest-earning assets			3.68%			3.50%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Nine Months Ended September 30, 2006 and 2005

	YTD 2006 to YTD 2005 Increase/(Decrease)				2006/2005 Income/ Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(189,396)	(31.9)%	$(6,957)	(26.7)%	$1,833	$(8,790)
Home equity	171,387	22.1	15,543	48.7	7,729	7,814
Marine	(32,192)	(7.5)	(976)	(5.9)	293	(1,269)
Other consumer	(5,985)	(16.5)	(503)	(22.3)	(149)	(354)
Commercial mortgage	(16,784)	(3.5)	1,964	8.9	2,758	(794)
Residential construction	199,051	66.7	16,844	114.2	5,043	11,801
Commercial construction	6,290	2.1	3,723	27.6	3,433	290
Commercial business	18,922	2.8	5,445	16.9	4,518	927

Total loans	151,293	4.2	35,083	22.0

Loans held for sale	2,856	42.5	199	67.5	58	141
Short-term investments	614	8.1	126	80.8	112	14
Taxable investment securities	(237,547)	(11.5)	2,172	3.0	10,958	(8,786)
Tax-advantaged investment securities	71,579	549.2	3,144	456.3	(112)	3,256

Total investment securities	(165,968)	(8.0)	5,316	7.3

Total interest-earning assets	(11,205)	(0.2)	40,724	17.5	41,183	(459)

Less: allowance for loan losses	(1,036)	(2.3)
Cash and due from banks	(15,892)	(11.5)
Other assets	37	0.0

Total assets	$(26,024)	(0.4)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(7,482)	(1.3)	709	53.3	726	(17)
Money market deposits	27,936	4.9	4,658	62.8	4,282	376
Savings deposits	(73,662)	(9.9)	255	15.8	426	(171)
Direct time deposits	137,147	17.2	10,672	71.8	7,792	2,880
Brokered time deposits	107,289	29.0	4,266	34.4	529	3,737
Short-term borrowings	32,047	4.1	12,342	82.8	11,706	636
Long-term debt	(257,034)	(23.5)	296	1.0	8,532	(8,236)

Total interest-bearing liabilities	(33,759)	(0.7)	33,198	39.8	33,773	(575)

Noninterest-bearing demand deposits	(21,499)	(2.7)
Other liabilities	2,318	6.8
Stockholders’ equity	26,916	4.3

Total liabilities and stockholders’ equity	$(26,024)	(0.4)

Net interest-earning assets	$22,554	3.0

Net interest income (tax-equivalent)			7,526	5.1	$7,410	$116
Less: tax-equivalent adjustment			1,005	193.3

Net interest income			$6,521	4.4

Provision for Loan Losses

The provision for loan losses for the nine months of 2006 was $2.1 million compared to $4.6 million for the nine months of 2005 as a result of lower net charge-offs and strong asset quality. Net charge-offs were $3.0 million, or 0.11% of average loans, for the nine months of 2006 compared to $4.7 million, or 0.18% of average loans, for the nine months of 2005.

Non-Interest Income

Total non-interest income increased to $91.3 million for the nine months ended September 30, 2006 from $84.0 million for the nine months ended September 30, 2005. Deposit fee income grew $5.6 million, or 8.6%, reflecting the year over year increase in deposit based services to the Company’s consumer and commercial customers. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $2.5 million from the nine months ending September 30, 2005 as a result of rising short-term interest rates and the decline in the notional amount of non-designated interest rate swaps. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. Non-interest income benefited from increases in commissions and fees of $998 thousand and income associated with a non-recurring bank owned life insurance death benefit of $1.3 million.

Net gains from sale of loans, debt extinguishment and sale of securities were $1.1 million for the nine months ended September 30, 2006, compared to net gains of $814 thousand for the nine months ended September 30, 2005. The nine months ended September 30, 2005 included a $1.4 million gain from the liquidation of an equity investment held by the Corporation acquired in the merger with Southern Financial in 2004. Derivative gains (losses) on swaps increased $2.6 million, from a net loss of $3.1 million for the nine months ending September 30, 2005 to a net loss of $514 thousand for the nine months ending September 30, 2006. This increase resulted from the decline in the notional amount of interest rate swaps the Corporation had in place during the nine months of 2006 and the impact from the rising rate environment.

Non-Interest Expense

Non-interest expense increased by $10.1 million, or 6.8%. Salaries and employee benefits had the largest change, rising $7.6 million, or 10.2%. This increase is mainly attributable to increased labor costs of $4.0 million from annual merit increases, increased staffing in the branch network and operations support along with additional internal staffing required to meet regulatory compliance. Salaries and employee benefits expense also included an increase in health care costs of $1.1 million, employment taxes of $330 thousand, the Corporation’s 401k plan of $395 thousand and share-based payments of $632 thousand relating to restricted stock and the Corporation’s accounting requirement of SFAS 123(R) that went into effect in 2006. In the nine months of 2005, salary and employee benefits included a one-time expense of $524 thousand as a result of a payment made to a former employee who departed the Corporation. In addition, the nine months ended September 30, 2005 included a reduction of $1.6 million relating to the termination of the Corporation’s post-retirement benefits plan. Occupancy and furniture and equipment expense increased $120 thousand in 2006 reflecting the expanded branch network, increased lease equipment depreciation expense associated with the leasing company’s operating leases and increased depreciation on furniture and equipment. Occupancy and facilities and equipment for the nine months ended September 30, 2005 included a one-time $1.0 million adjustment to account for escalating lease payments. The increase in non-interest expense was partially offset by a $1.2 million reduction in costs related to regulatory compliance obligations. In the nine months of 2006, fewer hours were incurred relating to compliance with the Sarbanes-Oxley Act of 2002. Other non-interest expense includes an increase in marketing costs of $1.6 million relating to brand awareness. In addition, other non-interest expense includes $1.3 million expense relating to a settlement of a litigation.

Income Taxes

The Corporation recorded income tax expense of $26.0 million in the first nine months of 2006 based on pre-tax income of $84.7 million, a 30.7% effective tax rate, as compared to pre-tax income of $78.5 million and an effective tax rate of 31.2% for 2005.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2005, see “Interest Sensitivity Management” and Note 15 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. The market risk of the Corporation has not experienced any material changes as of September 30, 2006 from December 31, 2005. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2006.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Corporation’s business, financial condition or future results. The risks described in the Corporation’s Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. Currently, the maximum number of shares remaining to be purchased under this plan is 481,112. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended September 30, 2006. The Corporation currently has no plan to terminate the stock repurchase plan prior to its expiration.

The following table provides certain information with regard to shares repurchased by the Corporation in the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
July 1 - July 31	41,000	$35.59	41,000	736,189
August 1 - August 31	165,077	37.17	165,077	571,112
September 1 - September 30	90,000	37.26	90,000	481,112

Total	296,077	$36.98	296,077	481,112

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders - None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Fifth Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(11.0)	Statement re: Computation of Per Share Earnings (3)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K (File No. 0-16421) for the year ended December 31, 2005, filed with the Commission on March 16, 2006.

(3)	Included in Note 13 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

November 9, 2006	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

November 9, 2006	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer