Form 10-K
period 2006-12-31
PROVIDENT BANKSHARES CORP
filed 2007-03-01
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2006

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

Title of each class

Common Stock, par value $1.00 per share

Name of each exchange on which registered

The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

        Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

        Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerate filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $1,172,270,917. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

        At February 26, 2007, the Registrant had 32,211,584 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

        Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Forward-looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2006 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in this report under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Corporation’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1. Business

General

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2006, the Bank is currently the second largest independent commercial bank (based on the FDIC market share report), in asset size, headquartered in Maryland, with $6.3 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers serving the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Market Area

With banking offices throughout central Maryland and a growing presence in Virginia, Provident serves one of the most vibrant regions in the country. As of June 30, 2006 (the most recently available statewide deposit share data report from the FDIC), Provident ranked eighth among commercial banks operating in Maryland with a 3.76% share of statewide deposits and twenty-fourth in Virginia with a 0.36% market share.

Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. More importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment. It is gaining from such major employers as Johns Hopkins University and Health Systems, Northrop Grumman, Verizon, Constellation Energy and the University of Maryland Medical Systems.

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia. Northern Virginia is the fastest growing area in Virginia and is home to nearly 2.4 million people. The technology sector, one of the largest in the United States, has been growing vigorously in the region. Residential construction continues to highlight Northern Virginia’s economic strengths. At nearly $73,500, the Northern Virginia region also has one of the highest median incomes in the country based on information obtained from the U.S. Bureau of the Census.

Important to both Maryland and Virginia is the accessibility to other key neighboring markets such as Philadelphia, New York City and Pittsburgh, as well as the ports in Baltimore and Norfolk. In addition, the Baltimore-Washington corridor gains from the presence and employment stability of the federal government and related service industries. The market has benefited from increased federal spending, particularly in the defense and homeland security sectors. In addition, the region stands to expand economically through anticipated growth in health care and educational spending in the near term.

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and job growth. As a result of the announcement of Base Realignment and Closure 2005 from the U.S. Department of Defense, Maryland would gain nearly 16,000 military and civilian relocations in the near future. In addition, Maryland has the third (U.S. Bureau of the Census) highest median family income at $56,763 in the country.

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

Provident’s mission is to exceed customer expectations by delivering superior service, products and banking convenience. Every employee’s commitment to serve the Bank’s customers in this fashion should assist in establishing Provident as the primary bank of choice of individuals, families, small businesses and middle market businesses throughout its chosen markets. To achieve this mission and to improve financial fundamentals, the strategic priorities of the organization are to:

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the second largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 64 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 155 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 155 banking offices, 46% are located in the Greater Baltimore region and 54% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 252 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides more than 11,000 ATMs nationwide to our customers with free access.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Small Business. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer and small business loans, leases, deposits and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component of the Corporation’s regional presence in its market area. The Commercial Banking group provides customized banking solutions to middle market commercial and real estate customers. The Bank has an experienced team of relationship managers with expertise in real estate and business lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and maintenance of frequent personal contact with each customer.

Consistently execute a higher-performance, customer relationship-focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategic priority will be centered on the right size bank commitment—providing the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers.

Sustain a culture that attracts and retains employees who provide the differentiating “Provident Way” customer experience. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Employee development is viewed as a critical part of executing Provident’s strategic priority as the right size bank and transforming the Corporation’s sales culture with a focus on the employee’s development and approach with Provident’s customers.

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within a pricing discipline. Provident continues to evaluate expansion opportunities within the regions that it serves. In addition, Provident will supplement growth opportunities with acquisitions if it is a strategic fit and is within the Corporation’s pricing model.

The Corporation offers consumer and commercial banking products and services through the Consumer Banking group and the Commercial Banking group. Consumer Banking Group’s services include a broad array of consumer and small business loan, lease, deposit and investment products offered to retail and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center that serves consumers via the Internet and in-bound and out-bound telephone operations. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. The Commercial Banking Group provides an array of commercial financial services to middle market commercial customers. The Bank has an experienced team of relationship officers with expertise in real estate and business lending to companies in various industries in the region. The Real Estate Lending Group provides the lending expertise for construction and permanent financing options for a variety of property types, including, office buildings, retail centers, apartment buildings, warehouse and flex space. The Bank also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services.

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 91 traditional banking office locations and 64 in-store banking offices at December 31, 2006. Today, the network of 64 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with four premier store partners: SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart and BJs Wholesale Club to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores. During 2006, Provident opened three new in-store banking offices and one traditional banking office, while closing one traditional office. Additional banking office opportunities complementary to existing locations may be sought when the cost of entry is reasonable. The Bank has several new banking offices in various stages of planning. The consolidation or closure of branches will occur when limited growth opportunities are present.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

Loan Portfolio Summary:

(dollars in thousands)	2006	%	2005	%	2004	%	2003	%	2002	%
Residential real estate:
Originated & acquired residential mortgage	$333,568	8.6%	$452,853	12.2%	$660,949	18.5%	$689,321	24.7%	$714,192	27.8%
Home equity	991,327	25.7	900,985	24.4	705,126	19.8	505,465	18.2	373,317	14.6
Other consumer:
Marine	374,624	9.7	412,643	11.2	436,262	12.3	464,474	16.7	418,966	16.4
Other	28,455	0.7	32,793	0.9	42,121	1.2	49,721	1.8	88,868	3.5

Total consumer	1,727,974	44.7	1,799,274	48.7	1,844,458	51.8	1,708,981	61.4	1,595,343	62.3

Commercial real estate:
Commercial mortgage	445,563	11.5	485,743	13.1	483,636	13.6	318,436	11.4	231,079	9.0
Residential construction	599,275	15.5	414,803	11.2	242,246	6.8	161,932	5.8	119,732	4.7
Commercial construction	357,594	9.3	312,399	8.5	279,347	7.8	208,594	7.5	238,344	9.3
Commercial business	735,086	19.0	683,162	18.5	710,193	20.0	386,603	13.9	376,065	14.7

Total commercial	2,137,518	55.3	1,896,107	51.3	1,715,422	48.2	1,075,565	38.6	965,220	37.7

Total loans	$3,865,492	100.0%	$3,695,381	100.0%	$3,559,880	100.0%	$2,784,546	100.0%	$2,560,563	100.0%

Contractual Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2006. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$101,012	$409,011	$1,217,951	$1,727,974	44.7%
Commercial real estate:
Commercial mortgage	93,327	190,749	161,487	445,563	11.5
Residential construction	332,224	266,086	965	599,275	15.5
Commercial construction	156,860	171,586	29,148	357,594	9.3
Commercial business	153,298	334,147	247,641	735,086	19.0

Total loans	$836,721	$1,371,579	$1,657,192	$3,865,492	100.0%

Rate sensitivity:
Predetermined rate	$192,617	$521,812	$983,708	$1,698,137	43.9%
Variable or adjustable rate	644,104	849,767	673,484	2,167,355	56.1

Total loans	$836,721	$1,371,579	$1,657,192	$3,865,492	100.0%

Consumer Lending

A wide range of loans including installment loans secured by real estate, boats, or automobiles, home equity lines, and unsecured personal lines of credit are available to consumers. At December 31, 2006, consumer loans represented 44.7% of the total loan portfolio as compared to 48.7% at December 31, 2005. Of these loans, 76.7% are secured by residential real estate, 21.7% by boats, and 1.6% are unsecured.

The banking office network, ProvidentDirect and the internet are the origination sources for new home equity loans and lines and other direct consumer loans, represent 25.7% of total loans as compared to 24.4% at December 31, 2005. For the origination of marine loans, representing 9.7% of total loans, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each consumer loan, including both credit and loan to value considerations.

Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At December 31, 2006, approximately 86% of the acquired portfolio was in first lien position. Over the past 12 months, the Bank purchased only $5.5 million in residential loans. Strategically, management intends to reduce this wholesale portfolio and replace it with internally generated loan production.

The residential real estate mortgage portfolio consists primarily of loans originated by a subsidiary of the Bank prior to 2001, or acquired through a merger in 2004. The Bank currently provides mortgages to its consumer customers through a third party loan processor, and retains only a small percentage of the mortgages originated from that process. At December 31, 2006, the portfolio of residential real estate mortgage loans represented 3.5% of consumer loans as compared to 3.8% at December 31, 2005.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, hotels and tract developments. These portfolios grew 15.6% in 2006 to $1.4 billion at December 31, 2006, or 36.3% of total loans compared to $1.2 billion at December 31, 2005. In 2006, the residential construction portfolio grew $184.5 million, or 44.0% and the commercial construction portfolio grew $45.2 million, or 4.5%. This growth was offset by the decline in the commercial mortgage portfolio of $40 million, or 8.3%.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Greater Baltimore, Greater Washington, D.C. and Central Virginia regions. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. At December 31, 2006, commercial business loans represent 19.0% of the Bank’s total loans as compared to 18.5% at December 31, 2005, and consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County and Richmond, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of vendors to source small equipment leases, and Provident Lease Corporation, which originates general equipment leases, represented 17.2% and 17.9% of the commercial business portfolio at December 31, 2006 and 2005, respectively.

Other Lending

At December 31, 2006, the Bank had $80.0 million of loans syndicated by other financial institutions, which qualified as a shared national credit, of which $54.9 million was included in commercial business loans and $25.1 million was included in commercial real estate loans. The Bank has no exposure to highly leveraged transactions (“HLTs”), which are loans to borrowers for the purpose of purchasing or recapitalizing a business in which the loans represent a majority of the borrower’s liabilities.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. The Corporation’s credit procedures require monitoring of commercial credits to determine the collectibility of contractually due principal and interest to assess the need for providing for inherent losses. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2006, commercial loans totaling $11.8 million were considered to be impaired.

Delinquencies occur in the normal course of business. The Corporation focuses its efforts on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged off to the collateral’s fair value less costs to sell (“net fair value”) at 120 days delinquent. Unsecured open-end consumer loans are charged off in full at 180 days delinquent. Demand deposit overdrafts that have been reclassified as loans generally are charged off in full at 60 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Any portion of an outstanding loan balance secured by residential real estate in excess of the net fair value is charged-off when it is no later than 180 days delinquent. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by commercial real estate are generally recognized when losses are reasonably estimable and probable.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2006.

Average Deposits:

	2006		2005		2004
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$773,369	—%	$808,137	—%	$730,889	—%
Interest-bearing demand	550,528	0.50	574,631	0.37	494,729	0.20
Money market	590,723	2.81	582,547	1.85	568,776	0.99
Savings	657,722	0.39	737,251	0.29	750,587	0.29
Direct time deposits	973,396	3.86	815,082	2.64	799,679	2.01
Brokered time deposits	499,523	4.76	384,701	4.50	308,605	5.32

Total average balance/rate	$4,045,261	2.06%	$3,902,349	1.38%	$3,653,265	1.13%

Total year-end balance	$4,140,112		$4,124,467		$3,779,987

Average deposits obtained from customers (rather than brokers) represented 87.7% of the Bank’s deposit funding for 2006, as compared to 90.1% for 2005. Customer deposits are generated by cross sales and calling efforts of the banking office and commercial cash management sales force. At December 31, 2006, deposits continued to be at a record high of $4.1 billion despite the challenging and competitive deposit environment. Approximately 38.4% of customer deposit balances at year-end were from the Greater Washington, D.C. and Central Virginia regions as compared to 39.9% at December 31, 2005. The percentage of commercial deposits declined slightly during the year, with commercial deposit balances representing 23.2%, of customer deposits at year-end compared to 25.5% at December 31, 2005. At December 31, 2006, 40.5% of the Bank’s deposits were time deposits compared to 32.8% at December 31, 2005. Over the past year, customers have been taking advantage of the higher time deposit rates and as a result, customer deposits have been shifting from lower yielding checking and savings accounts towards higher yielding certificates of deposit.

Transaction accounts remain a key part of the Bank’s deposit gathering strategy. Transaction accounts not only serve as an important cross-sell tool in terms of deepening customer relationships, but also are an important source of fee income to the Bank. “Totally Free Checking,” a product that Provident introduced to the Baltimore area in 1993, remains the Bank’s most popular checking account product. Management believes its checking account products, combined with the Bank’s service options available through both traditional and in-store banking offices, should ensure that Provident remain a regional leader in the deposit gathering process.

Provident has determined that it competes most effectively by seeking to be the “right size” bank. Management believes Provident is the “right size” bank because it continues to provide the products and services of its largest competitors, while seeking to deliver the level of service found in only the best community banks.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate and liquidity risk, and optimizing capital utilization. Treasury strategies and activities are overseen by the Bank’s Asset / Liability Committee (“the ALCO”), which also reviews all investment and funding transactions. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments

At December 31, 2006, the investment securities portfolio was $1.7 billion, or 26.8% of total assets. The portfolio objective is to obtain the maximum sustainable interest margin over match-funded borrowings, subject to liquidity, credit and interest rate risk as well as capital, regulatory and economic considerations. Typically, management classifies securities as available for sale to maximize flexibility, although securities may be purchased with the intention of holding to maturity.

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2006	%	2005	%	2004	%	2003	%	2002	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$71,411	4.2%	$77,230	4.1%	$114,381	5.0%	$110,632	5.3%	$54,273	2.7%
Mortgage-backed securities	700,855	41.6	1,034,777	54.3	1,646,278	71.5	1,737,040	83.2	1,794,783	90.0
Municipal securities	101,373	6.0	58,317	3.1	14,042	0.6	18,226	0.9	21,127	1.1
Other debt securities	709,097	42.1	623,762	32.7	411,694	17.9	220,612	10.6	123,046	6.2

Total securities available for sale	1,582,736	93.9	1,794,086	94.2	2,186,395	95.0	2,086,510	100.0	1,993,229	100.0

Securities held to maturity:
Other debt securities	101,867	6.1	111,269	5.8	114,671	5.0	—	—	—	—

Total securities held to maturity	101,867	6.1	111,269	5.8	114,671	5.0	—	—	—	—

Total investment securities	$1,684,603	100.0%	$1,905,355	100.0%	$2,301,066	100.0%	$2,086,510	100.0%	$1,993,229	100.0%

Total portfolio yield	5.0%		5.0%		4.5%		4.4%		4.7%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2006.

Investment Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$—	—%	$2,493	4.9%	$25,987	3.7%	$44,625	5.9%	$(1,694)	$71,411	5.1%
Mortgage-backed securities	120,064	4.8	302,432	4.8	181,940	4.9	114,261	5.2	(17,842)	700,855	4.9
Municipal securities	2,295	4.6	3,866	4.6	13,080	3.8	81,732	3.9	400	101,373	3.9
Other debt securities	100	5.4	400	4.0	—	—	706,248	5.0	2,349	709,097	5.0

Total securities available for sale	122,459	4.8	309,191	4.8	221,007	4.7	946,866	5.0	(16,787)	1,582,736	4.9

Securities held to maturity:
Other debt securities	—	—	—	—	—	—	101,867	7.4	—	101,867	7.4

Total securities held to maturity	—	—	—	—	—	—	101,867	7.4	—	101,867	7.4

Total investment securities	$122,459	4.8%	$309,191	4.8%	$221,007	4.7%	$1,048,733	5.2%	$(16,787)	$1,684,603	5.0%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

Management invests primarily in fixed and floating rate mortgage-backed securities (MBS), asset-backed securities (ABS), corporate bonds, and municipal bonds to diversify the investment portfolio risks, maximize stable earnings, and manage the Bank’s interest rate sensitivity. Investment allocations as of December 31, 2006 include MBS (41.6%), ABS (40.4%), municipal (6.0%), Corporate (7.7%), and U.S. Government securities (4.3%). The MBS portfolio includes fixed rate and adjustable rate agency-backed passthroughs, as well as agency and non-agency collateralized mortgage obligations (CMOs). All of the non-agency CMOs are Aaa or Aa rated. The ABS portfolio consists of Aaa, Aa and single A rated pooled trust preferred securities, and Aa and single A rated home equity securities. The municipal bond portfolio consists of geographically diversified Aaa rated securities. Typically, management classifies securities as available for sale to maximize flexibility, although securities may be purchased with the intention of holding to maturity.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. In the current economic environment, the duration is targeted for the middle of that range. Another risk in the investment portfolio is credit risk. At December 31, 2006, 55.9% of the entire investment portfolio was rated Aaa, 42.7% was investment grade below Aaa, and 1.4% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at December 31, 2006. Because the declines in fair value were due to changes in market interest rates, not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2006. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

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

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the Trusts are presented net of unamortized issuance costs as long-term debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 11 to the Consolidated Financial Statements for a description of the remaining outstanding issuances. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. On March 31, 2005, the Corporation redeemed $30 million aggregate value of capital securities issued by Provident Trust II paying an annual dividend of 10%. On July 15, 2005, Provident redeemed Southern Financial Capital Trust I, a $5 million issuance paying an 11% annual dividend. There are no issuances callable in 2007.

Employees

At December 31, 2006, the Corporation and its subsidiaries had 1,901 full-time equivalent employees. The Corporation currently maintains what management considers to be a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees and management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are twelve bank holding companies or other banking institutions in Maryland with commercial banks that have deposits in Maryland in excess of $1 billion, three are headquartered in Maryland and nine are headquartered in other states. There are nineteen bank holding companies or other banking institutions in Virginia with commercial banks that have deposits in Virginia in excess of $1 billion, eleven are headquartered in Virginia and eight are headquartered in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

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

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be 100 to 200 basis points above a 3% minimum, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2006, the Corporation exceeded all regulatory capital requirements.

Item 1A. Risk Factors

Rising interest rates may reduce the Corporation’s net income and future cash flows.

Interest rates were recently at historically low levels. However, since June 30, 2004, the U.S. Federal Reserve has increased its target for the federal funds rate 425 basis points to 5.25%. While these short-term market interest rates (which the Corporation uses as a guide to price its loans and deposits) have increased, longer-term market interest rates (which the Corporation uses as a guide to price its longer-term loans and deposits) have not. If short-term market interest rates continue to rise, and if rates on the Corporation’s deposits and borrowings reprice upwards faster than the rates on the Corporation’s long-term loans and investments, the Corporation would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Corporation’s profitability.

Recent and possible future acquisitions could involve risks and challenges that could adversely affect the Corporation’s ability to achieve its profitability goals for acquired businesses or realize anticipated benefits of those acquisitions.

The Corporation has experienced moderate growth in the past several years and its strategy of future growth includes the possible acquisition of banking branches, other financial institutions and other financial services companies. The most recent acquisition was the Corporation’s merger with Southern Financial Bancorp, Inc. on April 30, 2004. However, the Corporation cannot assure investors that it will be able to identify suitable future acquisition opportunities or finance and complete any particular acquisition, combination or other transaction on acceptable terms and prices. All acquisitions involve a number of risks and challenges that could adversely affect the Corporation’s ability to achieve anticipated benefits of acquisitions.

The Corporation’s allowance for loan losses may be inadequate, which may reduce the Corporation’s earnings.

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

The Corporation faces intense competition both in making loans and attracting deposits. The Corporation competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of the Corporation’s financial and depository services. This competition has made it more difficult for the Corporation to make new loans and at times has forced the Corporation to offer higher deposit rates in its market area. The Corporation expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Federal banking law permits affiliation among banks, securities firms and insurance companies, which also may change the competitive environment in which the Corporation conducts business. Some of the institutions with which the Corporation competes are significantly larger than the Corporation and, therefore, have significantly greater resources.

The Corporation is at risk for events that could disrupt business activities.

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

Provident Bank is subject to regulation, supervision and examination by the Commissioner of the Division of Financial Regulation of the State of Maryland, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision governs the activities in which a commercial bank and its holding company may engage and is intended primarily for the protection of the deposit insurance funds and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material impact on Provident Bank, the Corporation and their operations.

The Corporation’s operations are also subject to extensive regulation by other federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. The Corporation believes that it is in compliance in all material respects with applicable federal, state and local laws, rules and regulations. Because its business is highly regulated, the Corporation may be subject to changes in such laws, rules and regulations that could have a material impact on its operations.

The Corporation is subject to security and operational risks relating to use of its technology that could damage its reputation and business.

Security breaches in the Corporation’s internet banking activities could expose it to possible liability and damage its reputation. Any compromise of the Corporation’s security also could deter customers from using its internet banking services that involve the transmission of confidential information. The Corporation relies on standard internet security systems to provide the security and authentication necessary to effect secure transmission of data and access to bank informational systems. These precautions may not protect its systems from compromises or breaches of its security measures that could result in damage to its reputation and business. Additionally, the Corporation outsources its data processing to a third party. If the Corporation’s third party provider encounters difficulties or if the Corporation has difficulty in communicating with such third party, it will significantly affect the Corporation’s ability to adequately process and account for customer transactions, which would significantly affect its business operations.

Various factors could hinder or prevent takeover attempts.

Provisions of the Corporation’s Articles of Incorporation and Bylaws and federal and state regulations may make it difficult and expensive to pursue a takeover attempt that management opposes. These provisions also may make the removal of the current board of directors or management, or the appointment of new directors, more difficult. For example, the Corporation’s Articles of Incorporation and Bylaws contain provisions that could impede a takeover or prevent the Corporation from being acquired, including a classified board of directors and limitations on the ability of the Corporation’s stockholders to remove a director from office without cause. The Corporation’s board of directors may issue additional shares of common stock or establish classes or series of preferred stock with rights, preferences and limitations as determined by the board of directors without stockholder approval. These factors provide the board of directors the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that the Corporation’s stockholders might view as being in their best interests.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation has 168 offices from which it conducts, or intends to conduct, business which are located in Maryland, the District of Columbia, Virginia, Delaware and southern Pennsylvania. The Bank owns 21 and leases 147 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from one to fifteen years. Some of the leases also contain a purchase option.

Item 3. Legal Proceedings

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation. In May 2006, the Corporation settled litigation with a former employee for alleged breach of an executed employment contract for $1.3 million. This expense is included in other non-interest expense in the Consolidated Statements of Income.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Bankshares Corporation is listed on the NASDAQ Global Select Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is “PBKS”. At February 26, 2007, there were approximately 3,129 holders of record of the Corporation’s common stock.

For the year ended 2006, the Corporation declared and paid dividends of $1.17 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for a future discussion of the restrictions on the Corporation’s paying of dividends.

As of December 31, 2006, the Corporation had 3,143 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 32,433,387 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the years ended December 31, 2006 and 2005 for the Corporation’s common stock and the corresponding quarterly dividends paid per share.

	High	Low	Dividend Paid per Share
Year Ended December 31, 2006:
Fourth quarter	$38.60	$34.87	$0.300
Third quarter	37.76	34.77	0.295
Second quarter	37.07	34.01	0.290
First quarter	36.96	34.74	0.285

Year Ended December 31, 2005:
Fourth quarter	$36.35	$32.54	$0.280
Third quarter	34.98	32.01	0.275
Second quarter	32.67	29.10	0.270
First quarter	36.07	32.05	0.265

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of a specific amount of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares from time to time subject to market conditions. At December 31, 2006, the maximum number of shares remaining to be purchased under this plan is 146,112. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until completed or terminated by the Board of Directors. No plans expired during the three months ended December 31, 2006. On January 17, 2007, the Corporation approved the repurchase of up to 5% of the Corporation’s outstanding common stock, or approximately 1.6 million additional shares from time to time subject to market conditions.

The following table provides certain information with regard to shares repurchased by the Corporation in the fourth quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
October 1 - October 31, 2006	—	$—	—	481,112
November 1 - November 30, 2006	—	—	—	481,112
December 1 - December 31, 2006	335,000	35.68	335,000	146,112

Total	335,000	$35.68	335,000	146,112

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K and from consolidated financial statements previously filed.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003	2002
Interest income (tax-equivalent) (1)	$368,389	$315,567	$273,809	$240,793	$277,837
Interest expense	162,231	116,092	90,818	91,239	135,522

Net interest income (tax-equivalent) (1)	206,158	199,475	182,991	149,554	142,315
Provision for loan losses	3,973	5,023	7,534	11,122	10,956

Net interest income after provision for loan losses	202,185	194,452	175,457	138,432	131,359
Non-interest income, excluding net gains (losses)	120,629	115,584	104,309	92,752	86,394
Net gains (losses)	(6,426)	1,292	(5,773)	(4,379)	2,786
Derivative gains (losses)	(533)	(4,367)	2,432	—	—
Non-interest expense, excluding merger expense	214,579	200,737	180,187	157,261	149,730
Merger expense	—	—	3,541	—	—

Income before income taxes (tax-equivalent) (1)	101,276	106,224	92,697	69,544	70,809
Income tax expense (tax-equivalent) (1)	31,273	33,274	30,717	18,089	22,504

Net income	$70,003	$72,950	$61,980	$51,455	$48,305

Tax-equivalent adjustment (1)	$2,155	$765	$778	$674	$791
Per share amounts:
Basic - net income	$2.14	$2.21	$2.05	$2.10	$1.94
Diluted - net income	2.12	2.17	2.00	2.05	1.88
Cash dividends paid	1.17	1.09	1.01	0.93	0.85
Book value per share	19.54	19.14	18.68	13.22	12.96

Total assets	$6,295,893	$6,355,926	$6,571,416	$5,207,848	$4,890,722
Total loans	3,865,492	3,695,381	3,559,880	2,784,546	2,560,563
Total deposits	4,140,112	4,124,467	3,779,987	3,079,549	3,187,966
Total stockholders’ equity	633,631	630,495	618,423	324,765	315,635
Total common equity (2)	655,738	647,778	620,058	331,354	300,715
Total long-term debt	828,079	920,022	1,205,833	1,153,301	814,546

Return on average assets	1.09%	1.14%	1.02%	1.03%	1.00%
Return on average equity	11.02	11.70	12.12	16.36	16.14
Return on average common equity	10.71	11.59	12.09	16.47	16.22
Efficiency ratio	65.66	63.39	62.72	64.90	65.47
Stockholders’ equity to assets	10.06	9.92	9.41	6.24	6.45
Average stockholders’ equity to average assets	10.26	9.86	8.46	6.26	6.15
Tier 1 leverage ratio	8.53	8.40	8.29	8.49	7.47
Tier 1 capital to risk-weighted assets	10.90	10.97	11.82	13.28	11.62
Total regulatory capital to risk-weighted assets	11.85	11.97	12.89	15.32	12.70
Dividend payout ratio	55.29	50.29	50.47	45.44	45.10

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2006. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein, particularly the information regarding the Corporation’s business operations as described in Item 1.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income—which is the income that the Corporation earns on its loans and investments—and interest expense—which is the interest that is paid on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income—the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts. The Corporation also earns income from insurance commissions, mortgage banking fees and other fees and charges.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments. These gains and losses are not a regular part of the Corporation’s primary source of income.

Expenses

The expenses the Corporation incurs in operating its business consist of salaries and employee benefits expense, occupancy expense, furniture and equipment expense, external processing fees, deposit insurance premiums, advertising expenses, and other miscellaneous expenses.

Salaries and benefits expense consists primarily of the salaries and wages paid to employees, payroll taxes and expenses for health care, retirement and other employee benefits.

Occupancy expense, which are fixed or variable costs associated with building and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment and external processing include fees paid to third-party data processing services and expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the useful lives of related assets. Estimated lives range from 5 to 15 years for building and improvements, and 3 to 10 years for furniture and equipment.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense and other miscellaneous operating expenses.

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

Other Than Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued improvement in financial fundamentals through the consistent execution of the Bank’s strategic priorities and strengthening the balance sheet by growing loans and deposits in the Bank’s core business segments and key major markets of Greater Baltimore, Greater Washington and Central Virginia. Strong growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was financed by proceeds from payments and maturities in the Bank’s wholesale assets (originated and acquired residential mortgages and investment securities). The expanded market presence the Corporation has experienced over the past few years has been successful in helping to grow and deepen customer relationships. These successful efforts have led to growth in average relationship based loans of $324.3 million, or 10.7%, and average deposits of $142.9 million, or 3.7%, over 2005. At December 31, 2006, total assets were $6.3 billion, while total loans and deposits were $3.9 billion and $4.1 billion, respectively.

Over the past 12 months, strong growth in internally generated loan portfolios has replaced the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation continues to execute its strategy of strengthening the balance sheet by growing relationship based portfolios and de-emphasizing wholesale assets. In addition, capital growth has been a specific focus for the Corporation. Tangible common equity as a percentage of tangible assets has grown to 6.50% for the year ending December 31, 2006 compared to 6.27% at December 31, 2005. Tangible common equity ratio is a non-GAAP measure used to determine capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income, goodwill and deposit based intangibles. Tangible assets are total assets less goodwill and deposit based intangibles. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the “Purchase Accounting” method accounting for mergers and acquisitions.

Earning Assets

Total average earning asset balances of $5.7 billion in 2006 remained consistent to the Corporation’s average asset levels in 2005. The following table summarizes the composition of the Bank’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Investments	$1,896,460	$2,044,417	$(147,957)	(7.2)%
Other earning assets	18,317	14,897	3,420	23.0
Residential real estate:
Originated and acqured residential mortgage	389,836	565,693	(175,857)	(31.1)
Home equity	959,731	802,723	157,008	19.6
Other consumer:
Marine	392,182	425,571	(33,389)	(7.8)
Other	30,182	35,648	(5,466)	(15.3)

Total consumer	1,771,931	1,829,635	(57,704)	(3.2)

Commercial real estate:
Commercial mortgage	455,962	479,726	(23,764)	(5.0)
Residential construction	516,192	330,766	185,426	56.1
Commercial construction	312,770	298,780	13,990	4.7
Commercial business	697,050	666,552	30,498	4.6

Total commercial	1,981,974	1,775,824	206,150	11.6

Total loans	3,753,905	3,605,459	148,446	4.1

Total average earning assets	$5,668,682	$5,664,773	$3,909	0.1

Total average loan balances increased to $3.8 billion in 2006, an increase of $148.4 million, or 4.1%, from 2005. Excluding originated and acquired residential mortgages, relationship based loans increased $324.3 million or 10.7%. Strong growth in the Greater Baltimore region, mainly in commercial loans, made up 70.1% of the increase in relationship based loans. The average loan growth of $148.4 million is comprised of $206.2 million, or 11.6%, in commercial loans offset by a decline of $57.7 million, or 3.2%, in consumer loans. The decline in consumer loans included the planned reductions in originated and acquired residential mortgages of $175.9 million. At December 31, 2006, there is a balanced mix of revenue sources between the two product segments with $2.0 billion, or 52.8%, in commercial loans and $1.8 billion, or 47.2%, in consumer loans.

Commercial banking, which is a key component to the Corporation’s regional presence in its market area, grew $206.2 million, or 11.6%, over 2005. Residential and commercial construction loans posted increases during the year of $185.4 million and $14.0 million, respectively, reflecting the strong regional demand for construction loans in the Bank’s markets. In addition, commercial business grew by $30.5 million, or 4.6%, while commercial mortgages decreased $23.8 million, or 5.0%.

The decline in average consumer loans of $57.7 million included the planned reductions in originated and acquired residential mortgages of $175.9 million. Excluding these loans, average relationship based consumer loans increased 9.3%, or $118.2 million. Home equity lending is the main contributor to this strong loan growth. An array of home equity loan products has been a key component of the Bank’s strategy to deepen its customer relationships. This market strategy resulted in the $157.0 million, or 19.6%, increase in home equity average balances. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone centers and internet unit. Origination of consumer loan and line commitments, primarily home equity, in the Greater Washington D.C. and Central Virginia regions, grew 15.7% from 2005 to 2006 while average consumer loan and line commitments from the Greater Baltimore market grew 7.3% in 2006. Other consumer loans, which make up 23.8% of consumer loans (mainly marine lending), had a $38.9 million decline in 2006. Management has chosen to restrict marine lending loan growth due to low pricing margins in the industry.

The Corporation’s portfolio of originated and acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 10.4% of average total loans in 2006, compared to 15.7% in 2005. At December 31, 2006, approximately 86% of the acquired portfolio was in first lien position. In 2006, the Corporation purchased $5.5 million of residential mortgage loans compared to $10.2 million in 2005 as it continues to focus on internally generated loan production versus purchases of loan portfolios. Average balances in the originated residential mortgage portfolio continued to decline during 2006, to $63.3 million, since the Bank retains only a small percentage new residential mortgage loan originations.

The investment securities portfolio average balance declined by $148.0 million in 2006 as compared to 2005 as management continued executing its strategy of replacing wholesale investments with internally generated loans. From year-end 2005 to year-end 2006, Provident’s investment portfolio declined by $220.8 million, or from 30.0% to 26.8% of total assets. Investment purchases, which totaled $437.7 million, were concentrated in ABS, municipal bonds, and non-agency CMOs, which management believes exhibited superior value than traditional MBS or U.S. government securities in 2006. Investment purchases were funded through sales of MBS and floating rate ABS totaling $422.2 million, and maturities and paydowns of $241.2 million. In November 2006, management sold $182.9 million of fixed rate MBS yielding 4.26% at a loss of $6.9 million to improve future profitability and reduce the Bank’s investment in wholesale assets. Additionally, in December management sold $29.0 million of MBS at a slight gain to fund loan growth. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Non-performing assets:
Originated & acquired residential mortgage	$7,202	$7,340	$10,327	$18,961	$20,023
Other consumer (1)	772	558	250	136	460
Commercial mortgage	1,335	1,437	1,612	—	—
Residential real estate construction	—	—	—	135	136
Commercial real estate construction	—	—	1,063	—	—
Commercial business	10,417	16,336	12,461	3,085	514

Total non-accrual loans	19,726	25,671	25,713	22,317	21,133

Total renegotiated loans	—	—	—	—	—

Non-real estate assets	1,865	1,223	261	1,221	597
Residential real estate	618	564	1,355	2,022	3,199

Total other assets and real estate owned	2,483	1,787	1,616	3,243	3,796

Total non-performing assets	$22,209	$27,458	$27,329	$25,560	$24,929

90-day delinquencies:
Originated & acquired residential mortgage	$3,030	$5,249	$9,097	$8,850	$13,485
Other consumer	2,061	1,320	1,234	498	1,023
Commercial business	97	1,551	1,883	544	320

Total 90-day delinquencies	$5,188	$8,120	$12,214	$9,892	$14,828

Asset quality ratios:
Non-performing loans to loans	0.51%	0.69%	0.72%	0.80%	0.83%
Non-performing assets to loans	0.57	0.74	0.77	0.92	0.97

(1)	Consumer non-accrual loans are comprised entirely of credits secured by residential property and other secured loans, primarily purchased loans. Generally, closed-end consumer loans secured by non-residential collateral that become 120 days past due are charged-off down to their net fair value. Unsecured open-end consumer loans are charged-off in full at 180 days past due.

The asset quality within the Corporation’s loan portfolios continued to remain strong throughout 2006. Strong asset quality within the Corporation’s loan portfolio is a reflection of management’s credit policies and strategy of shifting the balance sheet away from wholesale loans to relationship based loan portfolios. In addition, regional credit conditions were favorable in 2006. Non-performing assets were $22.2 million at December 31, 2006, down $5.2 million from December 31, 2005, and down as a percentage of loans, from 0.74% to 0.57%. The decline in non-performing assets was mainly a result of successful workout efforts relating to several long-standing non-performing commercial business loans in the fourth quarter 2006. Of the total non-performing loans, $8.0 million are in the consumer and residential mortgage loan portfolios, which are collateralized by 1 to 4 family residences, $10.4 million are in the commercial business portfolio and $1.3 million are in the commercial mortgage portfolio. Non-performing commercial business loans include $2.0 million of loans that have U.S. government guarantees. Management expects little further loss on those loans. Overall, asset quality ratios of the Corporation at December 31, 2006 remain favorable, but no assurances can be given regarding the level of non-performing assets in the future.

Total 90-day delinquencies decreased by $2.9 million in 2006 to $5.2 million, and as a result, total 90-day delinquencies as a percentage of total loans outstanding were 0.13% in 2006 compared to 0.22% in 2005. Presented below is interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Contractual interest income due on loans in non-accrual status during the year	$1,951	$1,665	$1,407	$1,190	$1,548
Interest income actually received and recorded	30	41	91	124	171

Interest income lost on non-accrual loans	$1,921	$1,624	$1,316	$1,066	$1,377

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2006	2005	2004	2003	2002
Balance at beginning of year	$45,639	$46,169	$35,539	$33,425	$34,611
Provision for loan losses	3,973	5,023	7,534	11,122	10,956
Allowance of acquired bank	—	—	12,085	—	—
Transfer letters of credit allowance to other liabilities	—	—	—	(262)	—
Loans charged-off:
Originated and acquired residential mortgage	1,930	2,535	6,139	7,658	11,850
Other consumer	3,506	2,565	2,980	3,602	3,454

Total consumer	5,436	5,100	9,119	11,260	15,304
Commercial real estate mortgage	—	107	207	—	—
Commercial real estate construction	—	—	712	—	—
Commercial business	2,413	5,841	3,443	986	1,680

Total charge-offs	7,849	11,048	13,481	12,246	16,984

Recoveries:
Originated and acquired residential mortgage	1,132	1,603	2,121	1,952	3,174
Other consumer	1,463	1,450	1,491	1,321	985

Total consumer	2,595	3,053	3,612	3,273	4,159
Commercial real estate mortgage	—	—	—	—	155
Residential real estate construction	—	32	—	—	—
Commercial real estate construction	—	67	—	—	—
Commercial business	845	2,343	880	227	528

Total recoveries	3,440	5,495	4,492	3,500	4,842

Net charge-offs	4,409	5,553	8,989	8,746	12,142

Balance at end of year	$45,203	$45,639	$46,169	$35,539	$33,425

Balances:
Loans - year-end	$3,865,492	$3,695,381	$3,559,880	$2,784,546	$2,560,563
Loans - average	3,753,905	3,605,459	3,285,928	2,596,302	2,658,839
Ratios:
Net charge-offs to average loans	0.12%	0.15%	0.27%	0.34%	0.46%
Allowance for loan losses to year-end loans	1.17	1.24	1.30	1.28	1.31
Allowance for loan losses to non-performing loans	229.15	177.78	179.56	159.25	158.16

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(dollars in thousands)	2006	%	2005	%	2004	%	2003	%	2002	%
Consumer	$5,751	12.7%	$5,347	11.8%	$7,817	16.9%	$8,881	25.0%	$10,432	31.2%
Commercial real estate mortgage	6,255	13.8	7,209	15.8	7,891	17.1	7,033	19.8	4,952	14.8
Residential real estate construction	10,386	23.0	5,905	12.9	4,438	9.6	3,568	10.0	2,673	8.0
Commercial real estate construction	6,050	13.4	5,215	11.4	5,347	11.6	4,618	13.0	5,169	15.5
Commercial business	15,664	34.7	15,466	33.9	14,591	31.6	6,139	17.3	7,199	21.5
Unallocated	1,097	2.4	6,497	14.2	6,085	13.2	5,300	14.9	3,000	9.0

Total allowance for loan losses	$45,203	100.0%	$45,639	100.0%	$46,169	100.0%	$35,539	100.0%	$33,425	100.0%

The application of the Corporation’s collection and credit standards and the continuation of strong regional economic conditions resulted in lower net charge-offs compared to 2005. Net charge-offs for 2006 were $4.4 million compared to $5.6 million in 2005. For 2006, net charge-offs exceeded the provision for loan losses by $436 thousand. The allowance as a percentage of loans outstanding decreased from 1.24% at December 31, 2005 to 1.17% at December 31, 2006, while the allowance coverage increased to 229% of non-performing loans at December 31, 2006, compared to 178% at December 31, 2005. Portfolio-wide net charge-offs continued to show a year over year decline and was 0.12% of average loans in 2006, down from 0.15% in 2005. This decline is mainly driven by the $1.9 million decrease in net charge-offs in the commercial business portfolio.

During 2006, the unallocated portion of the allowance for loan losses declined by $5.4 million while the portion allocated to the residential real estate increased by $4.5 million. The increase in the allocation to the residential real estate construction is mainly a result of the $184.5 million year over year increase in this portfolio.

Management believes that the allowance at December 31, 2006 represents its best estimate of probable losses inherent in the portfolio and that it uses relevant information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

	Year ended December 31,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Deposits:
Noninterest-bearing	$773,369	$808,137	$(34,768)	(4.3)%
Interest-bearing demand	550,528	574,631	(24,103)	(4.2)
Money market	590,723	582,547	8,176	1.4
Savings	657,722	737,251	(79,529)	(10.8)
Direct time deposits	973,396	815,082	158,314	19.4
Brokered time deposits	499,523	384,701	114,822	29.8

Total average deposits	4,045,261	3,902,349	142,912	3.7

Borrowings:
Fed funds	412,316	272,633	139,683	51.2
FHLB borrowings	772,759	1,021,169	(248,410)	(24.3)
Repos and other	312,878	373,392	(60,514)	(16.2)
Trust preferred securities	136,871	147,312	(10,441)	(7.1)

Total average borrowings	1,634,824	1,814,506	(179,682)	(9.9)

Total average deposits and borrowings	$5,680,085	$5,716,855	$(36,770)	(0.6)

Deposits by source:
Consumer	$2,697,565	$2,684,128	$13,437	0.5
Commercial	848,173	833,520	14,653	1.8
Brokered	499,523	384,701	114,822	29.8

Total deposits	$4,045,261	$3,902,349	$142,912	3.7

Average deposits increased $142.9 million, or 3.7%, in 2006. The deposit growth came from all the deposit sources (consumer, commercial and brokered) in 2006 with the main growth occurring in brokered time deposits. Deposits from consumers grew $13.4 million, or 0.5%, while deposits from commercial businesses grew $14.7 million, or 1.8%. Brokered time deposits increased by $114.8 million, or 29.8%. As a result of the favorable pricing in the brokered certificates of deposit market, management increased the certificates of deposit portfolio and reduced the variable rate borrowing portfolio in 2006 as it was a less expensive form of borrowing. The sum of the brokered deposits and borrowings was essentially unchanged year over year. Increased competition with non-banks in the current rising rate environment was the main reason for the moderate growth in customer deposits. In addition, during 2006, consumer and commercial customers have been shifting their deposits from low yielding checking and savings accounts to higher yielding certificates of deposit accounts or moving their deposits to alternative markets. This change is driven by the current rate environment and the intense level of competition. Disciplined deposit pricing by management has resulted in lower deposit costs compared to the industry.

In 2006, average borrowings declined by $179.7 million, or 9.9%, from 2005. As noted above, the decline was largely financed by the increase in brokered certificates of deposit production. Throughout much of 2006, brokered certificates of deposit were priced at rates below the LIBOR rate curve, while variable rate long-term borrowings were priced essentially flat to the LIBOR rate curve.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet future funding needs.

The Bank’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At December 31, 2006, $1.0 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $836.9 million. An excess liquidity position of $386.0 million remains after covering $450.8 million of unsecured funds that mature in the next three months. Additionally, over $300 million of assets are maintained as collateral with the Federal Reserve that are available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At December 31, 2006, the Bank possessed over $1.0 billion of overnight borrowing capacity, of which only $320.0 million was in use at year-end. The brokered certificates of deposit and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also viable funding alternatives. In 2006, the Bank issued $376.6 million of brokered certificates of deposit at favorable pricing levels.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At December 31, 2006, over $500.0 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Investment portfolio liquidity has been enhanced by the addition of approximately $550 million of LIBOR floating rate securities primarily replacing fixed rate MBS. Additionally, over a 90-day time frame, a majority of the Bank’s $1.7 billion consumer and residential loan portfolios are saleable under normal conditions.

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

The following table summarizes significant contractual obligations and commitments at December 31, 2006 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 6)	$13,474	$23,486	$16,338	$24,479	$77,777
Long-term debt (Note 11)	270,174	338,219	80,052	139,634	828,079

Total contractual payment obligations	$283,648	$361,705	$96,390	$164,113	$905,856

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2006 were as follows:

(in thousands)	2006
Commercial business and real estate	$1,064,495
Consumer revolving credit	733,292
Residential mortgage credit	24,131
Performance standby letters of credit	126,568
Commercial letters of credit	1,520

Total loan commitments	$1,950,006

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At December 31, 2006, the Corporation did not have any firm commitments to purchase loans.

Contingencies and Risk

The Corporation enters into certain transactions that may either contain risks or represent contingencies. These risks or contingencies may take the form of concentrations of credit risk or litigation. Disclosure of these arrangements is found in Note 14 to the Consolidated Financial Statements.

Risk Management

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, earnings and the market value of assets and liabilities are subject to fluctuations, which arise due to changes in the level and directions of interest rates. Management’s objective is to minimize the fluctuation in the net interest margin caused by changes in interest rates using cost-effective strategies and tools. The Bank manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk.

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

Management continually monitors Prime/LIBOR basis risk and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using either the prime rate or the U.S. Treasury yield curve, while much of the liability portfolio, which finances earning assets, is priced using the certificates of deposit yield curve or LIBOR yield curve. These different yield curves are highly correlated but do not move in lock-step with one another. Additionally, management routinely monitors and limits the mismatch between assets and liabilities subject to repricing on a monthly, quarterly, semiannual and annual basis.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on January 1, 2006 for the December 31, 2005 data and on January 1, 2007 for the December 31, 2006 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months.

	Projected Percentage Change in Net Interest Income at December 31
Interest Rate Scenario	2006	2005
-200 basis points	-3.20%	-4.40%
-100 basis points	-2.30%	-3.40%
No change	—	—
+100 basis points	+0.30%	+1.80%
+200 basis points	+1.00%	+3.20%

The projected outcomes presented below are based on a balance sheet growth forecast and parallel shifts in interest rates, i.e. all interest rates moving by the same amount. Management models many non-parallel rate change scenarios as well, including several yield-curve flattening and steepening scenarios. The results of each scenario differ; however, the results below are an accurate indication of the magnitude and direction of the Corporation’s interest rate risk.

The percentage changes displayed in the table above relate to the Corporation’s projected net interest income. Management’s intent is for derivative interest income to mitigate risk to the Corporation’s net interest income stemming from changes in interest rates. For comparison purposes, these projections include all interest earned on derivatives in net interest income. The analysis includes the interest income or expense relating to non-designated interest rate swaps that is classified in non-interest income as net cash settlement on swaps.

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.3% under probable single direction scenarios. The Corporation’s one-year forward earnings are slightly asset sensitive, which will result in net interest income moving in the same direction as future interest rates. The Corporation’s interest rate risk has been reduced from 2005 to 2006, reflecting management’s increased uncertainty with the direction of future interest rate changes following the Federal Reserve’s curtailment of fed funds rate increases in June 2006.

Management employs the investment, borrowing, and derivatives portfolios in implementing the Bank’s interest rate strategy. Mitigating yield curve inversion risk has been a significant element of interest rate risk management in 2006. To protect the Bank from rising short-term interest rates, over $550.0 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $220.0 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $363.4 million of interest rate swaps were in force to reduce interest rate risk, and $140.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

Capital Resources

Total stockholders’ equity was $633.6 million at December 31, 2006, an increase of $3.1 million from December 31, 2005. The change in stockholders’ equity for the year was attributable to $70.0 million in earnings that was partially offset by dividends declared or paid of $38.4 million. Net accumulated other comprehensive loss increased by $4.8 million during the year due to the accounting change relating to postretirement benefits and from the impact of changing interest rates on the market value of the debt securities portfolio and cash flow hedges. Capital was increased by $15.5 million associated with the exercise of vested stock options and share-based payments and was reduced by $39.2 million from the repurchase of 1,091,753 shares of the Corporation’s common stock at an average price of $35.93. At December 31, 2006, the Corporation is authorized to repurchase an additional 146,112 shares under its stock repurchase program. As previously disclosed, on January 17, 2007, the Board of Directors authorized the repurchase of up to an additional 1.6 million shares from time to time subject to market conditions.

The Corporation is required to maintain minimum amounts and ratios of core capital to adjusted quarterly average assets (“leverage ratio”) and of tier 1 and total regulatory capital to risk-weighted assets. The actual regulatory capital ratios and required ratios for capital adequacy purposes under the Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table.

(dollars in thousands)	December 31, 2006	December 31, 2005
Total equity capital per consolidated financial statements	$633,631	$630,495
Qualifying trust preferred securities	129,000	129,000
Minimum pension liability	—	(1,196)
Accumulated other comprehensive loss	22,107	17,283

Adjusted capital	784,738	775,582
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(263,665)	(265,794)

Total tier 1 capital	521,073	509,788

Adjustments for tier 2 capital:
Allowance for loan losses	45,203	45,639
Allowance for letter of credit losses	534	467

Total tier 2 capital adjustments	45,737	46,106

Total regulatory capital	$566,810	$555,894

Risk-weighted assets	$4,781,982	$4,645,900	Minimum Regulatory Requirements	To be “Well Capitalized”
Quarterly regulatory average assets	6,108,492	6,070,270

Ratios:
Tier 1 leverage	8.53%	8.40%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.90	10.97	4.00	6.00
Total regulatory capital to risk-weighted assets	11.85	11.97	8.00	10.00

As of December 31, 2006, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2006	2005	$ Variance	% Variance
Interest income	$366,234	$314,802	$51,432	16.3%
Interest expense	162,231	116,092	46,139	39.7

Net interest income	204,003	198,710	5,293	2.7
Provision for loan losses	3,973	5,023	(1,050)	(20.9)

Net interest income after provision for loan losses	200,030	193,687	6,343	3.3
Non-interest income	119,726	112,072	7,654	6.8
Net gains (losses)	(6,426)	1,292	(7,718)	(597.4)
Net derivative losses on swaps	(533)	(4,367)	3,834	(87.8)
Net cash settlement on swaps	903	3,512	(2,609)	(74.3)

Total non-interest income	113,670	112,509	1,161	1.0
Non-interest expense	214,579	200,737	13,842	6.9

Income before income taxes	99,121	105,459	(6,338)	(6.0)
Income tax expense	29,118	32,509	(3,391)	(10.4)

Net income	$70,003	$72,950	$(2,947)	(4.0)

Financial Highlights

The Corporation reported earnings of $70.0 million or $2.12 per diluted share for the year ended December 31, 2006 compared to $73.0 million and $2.17 per diluted share for the year ended December 31, 2005. Earnings for 2006 included a $5.0 million or $0.15 per diluted share charge to earnings associated with a securities and debt reduction transaction that occurred in the fourth quarter of 2006. Increases of $6.3 million in the net interest margin after provision for loan losses, a $1.2 million increase in non-interest income along with a $3.4 million decrease in income tax expense were offset by a $13.8 million increase in non-interest expense, resulting in a $3.0 million decrease in net income. For the year, return on assets decreased from 1.14% to 1.09% while return on common equity decreased from 11.6% to 10.7%. The decline in these key business measurements was mainly a result of the securities and debt reduction transaction discussed above. During 2006, the net interest margin increased to 3.64% from 3.52%; average loans increased $148.4 million or 4.1%; average customer deposits increased $28.1 million or 0.8% while asset quality remained strong as non-performing assets to loans were 0.57% and charge-offs to average loans were 0.12% for the year.

The financial results in 2006 reflect the consistent execution by all lines of business, which produced growth in relationship-based loans, deposits and fee income. The Corporation continues to be committed to produce positive core results through the execution of the key business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets. As a result, relationship based loans grew $324.3 million in the Corporation’s business segments and enabled the Corporation to strengthen the balance sheet and to improve key business measurements.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

	2006			2005			2004
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$389,836	$24,276	6.23%	$565,693	$33,081	5.85%	$713,648	$43,215	6.06%
Home equity	959,731	64,943	6.77	802,723	45,214	5.63	599,515	28,631	4.78
Marine	392,182	20,830	5.31	425,571	22,187	5.21	448,833	23,206	5.17
Other consumer	30,182	2,318	7.68	35,648	2,984	8.37	47,021	3,603	7.66
Commercial mortgage	455,962	31,772	6.97	479,726	30,016	6.26	427,892	23,832	5.57
Residential construction	516,192	44,157	8.55	330,766	22,954	6.94	208,467	10,671	5.12
Commercial construction	312,770	24,204	7.74	298,780	18,693	6.26	255,845	11,066	4.33
Commercial business	697,050	50,981	7.31	666,552	43,341	6.50	584,707	34,270	5.86

Total loans	3,753,905	263,481	7.02	3,605,459	218,470	6.06	3,285,928	178,494	5.43

Loans held for sale	9,700	653	6.73	7,368	441	5.99	6,330	382	6.03
Short-term investments	8,617	418	4.85	7,529	219	2.91	9,195	151	1.64
Taxable investment securities	1,807,687	98,468	5.45	2,026,440	95,230	4.70	2,169,027	93,598	4.32
Tax-advantaged investment securities (2) (4)	88,773	5,369	6.05	17,977	1,207	6.71	16,097	1,184	7.36

Total investment securities	1,896,460	103,837	5.48	2,044,417	96,437	4.72	2,185,124	94,782	4.34

Total interest-earning assets	5,668,682	368,389	6.50	5,664,773	315,567	5.57	5,486,577	273,809	4.99

Less: allowance for loan losses	44,880			46,001			43,511
Cash and due from banks	122,406			139,643			133,544
Other assets	628,974			622,983			485,001

Total assets	$6,375,182			$6,381,398			$6,061,611

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$550,528	2,760	0.50	$574,631	2,118	0.37	$494,729	977	0.20
Money market deposits	590,723	16,583	2.81	582,547	10,782	1.85	568,776	5,617	0.99
Savings deposits	657,722	2,598	0.39	737,251	2,135	0.29	750,587	2,188	0.29
Direct time deposits	973,396	37,594	3.86	815,082	21,485	2.64	799,679	16,034	2.01
Brokered time deposits	499,523	23,780	4.76	384,701	17,298	4.50	308,605	16,419	5.32
Short-term borrowings	783,988	35,551	4.53	765,239	21,326	2.79	711,751	9,037	1.27
Long-term debt	850,836	43,365	5.10	1,049,267	40,948	3.90	1,151,515	40,546	3.52

Total interest-bearing liabilities	4,906,716	162,231	3.31	4,908,718	116,092	2.37	4,785,642	90,818	1.90

Noninterest-bearing demand deposits	773,369			808,137			730,889
Other liabilities	41,273			35,189			32,227
Stockholders’ equity	653,824			629,354			512,853

Total liabilities and stockholders’ equity	$6,375,182			$6,381,398			$6,061,611

Net interest-earning assets	$761,966			$756,055			$700,935

Net interest income (tax-equivalent)		206,158			199,475			182,991
Less: tax-equivalent adjustment		2,155			765			778

Net interest income		$204,003			$198,710			$182,213

Net yield on interest-earning assets (4)			3.64%			3.52%			3.34%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

	2006/2005 Increase/(Decrease)				2005/2004 Increase/(Decrease)				2006/2005 Income/Expense Variance Due to Change In		2005/2004 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$(175,857)	(31.1)%	$(8,805)	(26.6)%	$(147,955)	(20.7)%	$(10,134)	(23.5)%	$2,031	$(10,836)	$(1,438)	$(8,696)
Home equity	157,008	19.6	19,729	43.6	203,208	33.9	16,583	57.9	10,008	9,721	5,740	10,843
Marine	(33,389)	(7.8)	(1,357)	(6.1)	(23,262)	(5.2)	(1,019)	(4.4)	410	(1,767)	193	(1,212)
Other consumer	(5,466)	(15.3)	(666)	(22.3)	(11,373)	(24.2)	(619)	(17.2)	(233)	(433)	311	(930)
Commercial mortgage	(23,764)	(5.0)	1,756	5.9	51,834	12.1	6,184	25.9	3,294	(1,538)	3,121	3,063
Residential construction	185,426	56.1	21,203	92.4	122,299	58.7	12,283	115.1	6,219	14,984	4,637	7,646
Commercial construction	13,990	4.7	5,511	29.5	42,935	16.8	7,627	68.9	4,602	909	5,544	2,083
Commercial business	30,498	4.6	7,640	17.6	81,845	14.0	9,071	26.5	5,590	2,050	3,979	5,092

Total loans	148,446	4.1	45,011	20.6	319,531	9.7	39,976	22.4

Loans held for sale	2,332	31.7	212	48.1	1,038	16.4	59	15.4	60	152	(3)	62
Short-term investments	1,088	14.5	199	90.9	(1,666)	(18.1)	68	45.0	163	36	99	(31)
Taxable investment securities	(218,753)	(10.8)	3,238	3.4	(142,587)	(6.6)	1,632	1.7	14,179	(10,941)	8,018	(6,386)
Tax-advantaged investment securities (2)(4)	70,796	393.8	4,162	344.8	1,880	11.7	23	1.9	(132)	4,294	(108)	131

Total investment securities	(147,957)	(7.2)	7,400	7.7	(140,707)	(6.4)	1,655	1.7

Total interest-earning assets	3,909	0.1	52,822	16.7	178,196	3.2	41,758	15.3	52,604	218	32,639	9,119

Less: allowance for loan losses	(1,121)	(2.4)			2,490	5.7
Cash and due from banks	(17,237)	(12.3)			6,099	4.6
Other assets	5,991	1.0			137,982	28.4

Total assets	$(6,216)	(0.1)			$319,787	5.3

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$(24,103)	(4.2)	642	30.3	$79,902	16.2	1,141	116.8	734	(92)	961	180
Money market deposits	8,176	1.4	5,801	53.8	13,771	2.4	5,165	92.0	5,648	153	5,026	139
Savings deposits	(79,529)	(10.8)	463	21.7	(13,336)	(1.8)	(53)	(2.4)	712	(249)	(14)	(39)
Direct time deposits	158,314	19.4	16,109	75.0	15,403	1.9	5,451	34.0	11,364	4,745	5,136	315
Brokered time deposits	114,822	29.8	6,482	37.5	76,096	24.7	879	5.4	1,066	5,416	(2,785)	3,664
Short-term borrowings	18,749	2.5	14,225	66.7	53,488	7.5	12,289	136.0	13,690	535	11,562	727
Long-term debt	(198,431)	(18.9)	2,417	5.9	(102,248)	(8.9)	402	1.0	11,066	(8,649)	4,178	(3,776)

Total interest-bearing liabilities	(2,002)	0.0	46,139	39.7	123,076	2.6	25,274	27.8	46,186	(47)	22,884	2,390

Noninterest-bearing demand deposits	(34,768)	(4.3)			77,248	10.6
Other liabilities	6,084	17.3			2,962	9.2
Stockholders’ equity	24,470	3.9			116,501	22.7

Total liabilities and stockholders’ equity	$(6,216)	(0.1)			$319,787	5.3

Net interest-earning assets	$5,911	0.8			$55,120	7.9

Net interest income (tax-equivalent)			6,683	3.4			16,484	9.0	$6,418	$265	$9,755	$6,729
Less: tax-equivalent adjustment			1,390	181.7			(13)	(1.7)

Net interest income			$5,293	2.7			$16,497	9.1

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

The net interest margin, on a tax-equivalent basis, increased 12 basis points to 3.64% from 3.52% in 2005 and was driven by the continued balance sheet transitioning away from wholesale assets to growth in core lending activities. In 2006, management’s strategy of replacing lower net interest-earning assets with higher net interest-earning assets continued to be successful. The Corporation experienced solid loan growth in its home equity and construction loan portfolios from the same period a year ago. Growth in these loan portfolios was offset by the planned declines in wholesale assets (acquired residential portfolios and investment securities). Overall, year over year average earning assets grew slightly to $5.7 billion as a result of strong internally generated loan growth being offset by the planned reductions in wholesale assets. The net loan growth of $324.3 million in relationship-based loans was offset by planned reductions of $175.9 million in originated and acquired loans and a $148.0 million reduction in investment securities. The yields on investments and loans grew 76 and 96 basis points, respectively. The yield increase in the loan and investment portfolios resulted from the increase in market interest rates and the Corporation’s balance sheet restructuring program, which placed greater emphasis on variable rate securities. Interest-bearing liabilities remained flat for the year while the average rate paid increased 94 basis points. The increase in the average rate paid was mainly due to rising interest rates that impacted all sources of deposits, short-term borrowings and long-term debt. Interest expense was also negatively impacted by a $34.8 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing demand deposits as a result of the rising rate environment.

The 6.50% yield on earning assets increased from 5.57% in 2005 as a result of rising interest rates and the continued strong demand for both commercial and consumer loans which more than offset the increased cost on total interest-bearing liabilities of 3.31%. Growth in these key banking segment loans, financed by a reduction in lower yielding investments were the primary drivers behind the $52.8 million increase year over year in total interest income. This activity, together with a shift in funding from long-term debt to deposits were the contributing factors to a $6.7 million growth in net-interest income and a 12 basis point expansion in net-interest margin.

The Corporation has an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income increased $48 thousand and interest expense increased by $740 thousand, for a total decrease of $691 thousand in net interest income relating to derivative transactions for the year ended December 31, 2006.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $4.0 million in 2006 compared to $5.0 million in 2005. Net charge-offs were $4.4 million, or 0.12% of average loans in 2006, compared to $5.6 million, or 0.15% of average loans, in 2005. The decline is mainly driven by the $1.9 million decrease in net charge-offs in the commercial business portfolio. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.09% in 2006 compared to 0.11% in 2005. Total commercial net charge-offs as a percentage of average commercial loans were 0.08%, a decrease from 0.20% in 2005. The decline in charge-offs in both the consumer and commercial portfolios is a reflection of management’s credit policies and strategy of shifting the balance sheet to relationship based loan portfolios. By historical standards, credit conditions for the Corporation, as well as for the industry as a whole have been superior. The sustainability of these conditions into the future for the industry is uncertain.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended December 31.

Non-Interest Income Summary:

(dollars in thousands)	2006	2005	$ Variance	% Variance
Service charges on deposit accounts	$94,032	$88,534	$5,498	6.2%
Commissions and fees	6,132	5,003	1,129	22.6
Other non-interest income:
Other loan fees	4,066	4,314	(248)	(5.7)
Cash surrender value income	7,145	7,145	—	—
Mortgage banking fees and services	363	528	(165)	(31.3)
Other	7,988	6,548	1,440	22.0

Non-interest income before net gains (losses) and cash settlement on swaps	119,726	112,072	7,654	6.8
Net gains (losses):
Securities	(5,924)	923	(6,847)	—
Extinguishment of debt	(1,132)	(156)	(976)	—
Asset sales	630	525	105	20.0

Net gains (losses)	(6,426)	1,292	(7,718)	(597.4)
Net derivative gains (losses) on swaps	(533)	(4,367)	3,834	(87.8)
Net cash settlement on swaps	903	3,512	(2,609)	(74.3)

Total non-interest income	$113,670	$112,509	$1,161	1.0

Total non-interest income excluding net gains (losses) and net derivative gains (losses)	$120,629	$115,584	$5,045	4.4%

Total non-interest income increased $1.2 million to $113.7 million in 2006. Total non-interest income, excluding the net gains (losses) and net derivative gains (losses) described below, increased 4.4% to $120.6 million in 2006.

The improvement in non-interest income continues to be driven by deposit fee income, which increased $5.5 million, or 6.2%, to $94.0 million in 2006. The increase in deposit fee income resulted from an increase in consumer deposit fees of $4.4 million and commercial deposit fees of $1.3 million, that was partially offset by a decline in ATM fees of $231 thousand. The increase in consumer deposit fees resulted from the full year impact of the implementation of a number of fundamental processing changes made in 2005 along with the addition of new branches via de-novo expansion. De-novo expansion represented the full year effect of three new banking offices that were opened in 2005, as well as the impact from three new banking offices opened in 2006. This branch expansion increased deposit fees by $665 thousand over 2005. The remaining consumer deposit fee income increase of $3.8 million was a result of the full year of processing changes mentioned above.

Commissions and fees improved 22.6%, or $1.1 million, to $6.1 million in 2006 due mainly to an increase in official check fees and the increased sales by PIC, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other non-interest income increased $1.0 million to $19.6 million, due to income associated with operating lease income, bank owned life insurance, and a recovery in a lawsuit. These income items were partially offset by a decline in mortgage banking fees and other loan fees.

The Corporation recorded $6.4 million in net losses in 2006, compared to net gains of $1.3 million in 2005. In 2006, net securities losses included a $182.9 million fixed rate MBS sale in the fourth quarter at a loss of $6.9 million to improve future profitability and reduce the Corporation’s wholesale assets. This loss was partially offset by net securities gains of $1.0 million that occurred throughout 2006. In 2006, the Corporation extinguished debt that generated a net loss of $1.1 million and partially offset by gains of $630 thousand realized from the disposition of loans, foreclosed properties and fixed assets. The net gains in 2005 were composed primarily of $923 thousand in net gains on the sales of securities and $525 thousand in net gains from the disposition of loans, foreclosed property and fixed assets. In 2006 and 2005, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives were recorded in non-interest income. Derivative losses on swaps were $533 thousand for the year ending December 31, 2006, compared to a $4.4 million loss in 2005. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, was $3.5 million for the year ending December 31, 2005 and $903 thousand for 2006. The decline is mainly a result of the decline in the notional amount of swaps in 2006 and the financial impact from the change in interest rates.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense for the years ended December 31.

Non-Interest Expense Summary:

(dollars in thousands)	2006	2005	$ Variance	% Variance
Salaries and employee benefits	$111,873	$101,338	$10,535	10.4%
Occupancy expense, net	23,217	22,554	663	2.9
Furniture and equipment	15,604	14,663	941	6.4
External processing fees	20,531	20,357	174	0.9
Advertising and promotion	11,495	9,540	1,955	20.5
Communication and postage	6,988	7,137	(149)	(2.1)
Printing and supplies	2,874	3,161	(287)	(9.1)
Regulatory fees	1,015	1,019	(4)	(0.4)
Professional services	5,293	7,230	(1,937)	(26.8)
Other non-interest expense	15,689	13,738	1,951	14.2

Total non-interest expense	$214,579	$200,737	$13,842	6.9

Non-interest expense of $214.6 million for 2006 was $13.8 million or 6.9% greater than 2005. The main increase in non-interest expense is the growth in salaries and employee benefits expense of $10.5 million. The increase in salaries and benefits was driven by higher base salary expense of $5.7 million due to annual merit increases and the higher number of employees in the consumer banking group as a result of the Bank’s de-novo banking expansion in 2006 and the full year of expenses from branch expansion in 2005. Salary and employee benefits expense were also impacted by an increase in health care claims of $1.8 million over 2005. Stock-based payment increased $897 thousand due to the change in accounting rules for stock options and the increase number of restricted shares issued in 2006. Pension expense increased by $480 thousand, payroll taxes by $366 thousand and commissions and incentives by $726 thousand. In addition, other employee benefits increased by $700 thousand over 2005. In 2005, salaries and employee benefits included a reduction to salaries and employee benefits of $1.3 million related to the Corporation’s termination of a post-retirement benefit plan along with a mutual separation agreement of $1.1 million with an executive who departed the Corporation.

Occupancy expense increased $663 thousand due to higher energy costs, higher building and service repairs and additional rent expense from the increased branch network and rent escalation costs on existing leases. Occupancy expense for 2005 included a one-time charge of $1.0 million to account for escalating lease payments.

Furniture and equipment expense increased by $941 thousand due to the increase in fixed assets acquired in 2006 and the full year of depreciation of assets purchased in 2005. In addition, there was an increase in depreciation expense for assets the Corporation leases through its leasing subsidiaries.

Advertising and promotion expense increased by $2.0 million as a result of the Corporation’s efforts to increase brand awareness in all the markets in which it competes.

Professional services decreased by $1.9 million in 2006 as the costs related to legal, corporate governance compliance efforts, including Sarbanes-Oxley and other regulatory requirements, declined from 2005.

Other non-interest expense increased by $2.0 million from 2005 mainly as a result of a litigation settlement of $1.3 million and an early termination agreement with a vendor for $792 thousand.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $2.7 million at December 31, 2006 versus $2.2 million at December 31, 2005. The valuation allowance relates to additional state net operating losses that are unlikely to be utilized in the foreseeable future.

In 2006, the Corporation recorded income tax expense of $29.1 million on pre-tax income of $99.1 million, an effective tax rate of 29.4%. In 2005, the Corporation recorded income tax expense of $32.5 million on pre-tax income of $105.5 million, an effective tax rate of 30.8%. The decline in the effective tax rate for 2006 was mainly due to the increase in tax-advantaged income along with increased credits relating to low income housing programs.

Consolidated Quarterly Summary Results of Operations for 2006 and 2005 (Unaudited):

	2006				2005
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$94,860	$94,812	$90,578	$85,984	$83,147	$79,195	$77,273	$75,187
Interest expense	45,580	43,724	38,191	34,736	32,639	29,102	27,880	26,471

Net interest income	49,280	51,088	52,387	51,248	50,508	50,093	49,393	48,716
Provision for loan losses	1,877	954	824	318	400	826	2,222	1,575

Net interest income after provision for loan losses	47,403	50,134	51,563	50,930	50,108	49,267	47,171	47,141
Non-interest income	22,414	31,626	31,405	28,225	28,544	27,737	33,184	23,044
Non-interest expense	55,379	52,614	53,795	52,791	51,657	50,649	50,957	47,474

Income before income taxes	14,438	29,146	29,173	26,364	26,995	26,355	29,398	22,711
Income tax expense	3,155	8,707	9,150	8,106	8,025	8,102	9,421	6,961

Net income	$11,283	$20,439	$20,023	$18,258	$18,970	$18,253	$19,977	$15,750

Per share amounts:
Net income - basic	$0.35	$0.63	$0.61	$0.55	$0.58	$0.55	$0.61	$0.48
Net income - diluted	0.34	0.62	0.60	0.55	0.57	0.54	0.60	0.47

RESULTS OF OPERATIONS

For the Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2005	2004	$ Variance	% Variance
Interest income	$314,802	$273,031	$41,771	15.3%
Interest expense	116,092	90,818	25,274	27.8

Net interest income	198,710	182,213	16,497	9.1
Provision for loan losses	5,023	7,534	(2,511)	(33.3)

Net interest income after provision for loan losses	193,687	174,679	19,008	10.9
Non-interest income	112,072	100,840	11,232	11.1
Net gains (losses)	1,292	(5,773)	7,065	(122.4)
Net derivative gains (losses) on swaps	(4,367)	2,432	(6,799)	(279.6)
Net cash settlement on swaps	3,512	3,469	43	1.2

Total non-interest income	112,509	100,968	11,541	11.4
Non-interest expense	200,737	183,728	17,009	9.3

Income before income taxes	105,459	91,919	13,540	14.7
Income tax expense	32,509	29,939	2,570	8.6

Net income	$72,950	$61,980	$10,970	17.7

Financial Highlights

Provident reported record earnings of $73.0 million or $2.17 per diluted share for the year ended December 31, 2005 compared to $62.0 million and $2.00 per diluted share for the year ended December 31, 2004. Earnings for 2005 included the negative impact of $0.02 per share associated with a change in lease accounting. Increases of $19 million in the net interest margin after provision for loan losses and $11.5 million in non-interest income more than offset a $17 million increase in non-interest expense and a $2.6 million increase in income tax expense, resulting in an $11.0 million increase in net income. Return on assets increased from 1.02% to 1.14% for 2005 while return on common equity decreased from 12.1% to 11.6% in 2005. The financial results in 2005 reflected the Corporation’s continued commitment to produce positive results by executing the business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results in all markets.

Net Interest Income

The net interest margin, on a tax-equivalent basis, increased 18 basis points to 3.52% and was driven by the continuation of the balance sheet transitioning and by the solid growth in core lending activities. Management’s strategy to replace lower net interest-earning assets with higher net interest-earning assets was very successful. The Corporation had solid loan growth in its home equity and construction loan portfolios since the same period a year ago. Growth in these portfolios was offset by planned declines in non-core investments, originated and acquired residential portfolios. Overall, average earning assets increased $178.2 million to $5.7 billion, augmented by net loan growth of $319.5 million offset by a $140.7 million reduction in investment securities. The yields on investments and loans grew 38 and 63 basis points, respectively. The yield increase in the portfolio was the result of a balance sheet restructuring program which placed greater emphasis on variable rate securities, as well as a decline in prepayments. Interest-bearing liabilities increased $123.1 million while the average rate paid increased 47 basis points. The increase in the average rate paid was primarily due to rising interest rates that impacted interest-bearing demand deposits, money market deposits, short-term borrowings and long-term debt. Interest expense benefited from a $77 million increase in average noninterest-bearing deposit balances during the year.

The 5.57% yield on earning assets correspondingly increased as a result of rising interest rates and the product mix of loans that more than offset the increased funding costs of 2.37%. Net interest income on a tax-equivalent basis was $199 million in 2005, compared to $183 million in 2004. Total interest income increased $41.8 million and total interest expense increased $25.3 million resulting in the growth in net interest income of $16.5 million.

The Corporation had an ongoing risk management strategy of using derivative transactions to maintain a stable net interest margin. As a result of derivative transactions undertaken to mitigate the affect of interest rate risk on the Corporation, interest income decreased by $583 thousand and interest expense increased by $896 thousand, for a total decrease of $1.5 million in net interest income relating to derivative transactions for the year ended December 31, 2005.

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

Non-Interest Income

Total non-interest income increased $11.5 million to $112.5 million in 2005. Total non-interest income, excluding the net gains (losses) and derivative gains (losses) described below, increased 10.8% to $115.6 million in 2005.

The improvement in non-interest income continued to be driven by deposit fee income, which increased $6.6 million, or 8.1%, to $88.5 million in 2005. The increase in deposit fee income is mainly in consumer deposit fees, which were a result of implementing a number of fundamental processing changes along with the addition of new branches via de-novo expansion and the acquisition of Southern Financial. Approximately $1.7 million of the increase in deposit fees was from the addition of Southern Financial for twelve months in 2005 compared to eight months in 2004. In addition, de-novo expansion represented the full year effect of one new banking office opened in 2004, as well as three new banking offices opened in 2005. This expansion increased deposit fees by $201 thousand over 2004. The remaining $4.7 million was a result of the processing changes mentioned above along with an increase in debit card usage.

Commissions and fees increased 9.1%, or $419 thousand, to $5.0 million in 2005 due to increased sales by PIC, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other non-interest income increased $4.2 million to $18.5 million, due to income associated with bank owned life insurance, mortgage banking fees and other fees.

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

Non-Interest Expense

Non-interest expense of $200.7 million for 2005 was $17.0 million higher than 2004. Approximately $4.6 million of this increase was attributable to the Corporation’s merger with Southern Financial in April 30, 2004, resulting in twelve months of expense in 2005 while 2004 included only eight months. In addition, 2004 included merger expenses of $3.5 million. The year ending December 31, 2005 included a reduction to employee benefits of $1.2 million related to the Corporation’s termination of a post-retirement benefit plan. This amount was offset by a $537 thousand non-recurring charge to the Corporation’s benefit plans relating to the Corporation’s 401K plan and the acceleration of stock option expense. In addition, occupancy expense for 2005 included a one-time charge of $1.0 million to account for escalating lease payments. The Bank’s de-novo banking expansion activity increased non-interest expense by $1.2 million in 2005, impacting salaries and employee benefits, occupancy and premises and equipment. Professional services included $4.1 million in costs related to corporate governance compliance efforts, including Sarbanes-Oxley and other regulatory requirements. External processing included a reduction of $1.6 million relating to renegotiated contracts with external processing vendors. Additional items contributing to this increase were employee incentives, a mutual separation agreement with an executive who departed the Corporation along with costs associated with the infrastructure changes necessary to support the larger geographic region, as well as variable costs associated with loan and deposit growth.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $2.2 million at December 31, 2005 versus $1.7 million at December 31, 2004. The valuation allowance relates to additional state net operating losses that are unlikely to be utilized in the foreseeable future.

In 2005, the Corporation recorded income tax expense of $32.5 million on pre-tax income of $105.5 million, an effective tax rate of 30.8%. In 2004, the Corporation recorded income tax expense of $29.9 million on pre-tax income of $91.9 million, an effective tax rate of 32.6%. The decline in the effective tax rate for 2005 was mainly due to higher tax-advantaged income and low income housing tax credits.

RECENT ACCOUNTING DEVELOPMENTS

Refer to Note 1 of the Consolidated Financial Statements on page 44.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 10 and “Risk Management” on page 25 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries (“Corporation”) as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in the summary of significant accounting policies accompanying the consolidated financial statements, the Corporation changed its method of accounting for share-based compensation with the adoption, effective January 1, 2006, of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” and its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

March 1, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that Provident Bankshares Corporation and subsidiaries (“Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

March 1, 2007

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31,
(dollars in thousands, except share amounts)	2006	2005
Assets:
Cash and due from banks	$142,794	$159,474
Short-term investments	7,118	3,992
Mortgage loans held for sale	10,615	8,169
Securities available for sale	1,582,736	1,794,086
Securities held to maturity	101,867	111,269
Loans	3,865,492	3,695,381
Less allowance for loan losses	45,203	45,639

Net loans	3,820,289	3,649,742

Premises and equipment, net	67,936	65,893
Accrued interest receivable	37,084	31,766
Goodwill	254,543	254,855
Intangible assets	8,965	10,765
Other assets	261,946	265,915

Total assets	$6,295,893	$6,355,926

Liabilities:
Deposits:
Noninterest-bearing	$761,830	$860,023
Interest-bearing	3,378,282	3,264,444

Total deposits	4,140,112	4,124,467

Short-term borrowings	658,887	647,752
Long-term debt	828,079	920,022
Accrued expenses and other liabilities	35,184	33,190

Total liabilities	5,662,262	5,725,431

Commitments and Contingencies (Notes 6 and 14)

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 32,433,387 and 32,933,118 shares at December 31, 2006 and 2005, respectively	32,433	32,933
Additional paid-in capital	370,425	393,555
Retained earnings	252,880	221,290
Net accumulated other comprehensive loss	(22,107)	(17,283)

Total stockholders’ equity	633,631	630,495

Total liabilities and stockholders’ equity	$6,295,893	$6,355,926

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
Interest Income:
Loans, including fees	$263,356	$218,071	$177,961
Investment securities	98,468	95,230	93,598
Tax-advantaged loans and securities	3,992	1,282	1,321
Short-term investments	418	219	151

Total interest income	366,234	314,802	273,031

Interest Expense:
Deposits	83,315	53,818	41,235
Short-term borrowings	35,551	21,326	9,037
Long-term debt	43,365	40,948	40,546

Total interest expense	162,231	116,092	90,818

Net interest income	204,003	198,710	182,213
Less provision for loan losses	3,973	5,023	7,534

Net interest income, after provision for loan losses	200,030	193,687	174,679

Non-Interest Income:
Service charges on deposit accounts	94,032	88,534	81,885
Commissions and fees	6,132	5,003	4,584
Net gains (losses)	(6,426)	1,292	(5,773)
Net derivative gains (losses) on swaps	(533)	(4,367)	2,432
Net cash settlement on swaps	903	3,512	3,469
Other non-interest income	19,562	18,535	14,371

Total non-interest income	113,670	112,509	100,968

Non-Interest Expense:
Salaries and employee benefits	111,873	101,338	90,024
Occupancy expense, net	23,217	22,554	18,871
Furniture and equipment expense	15,604	14,663	13,295
External processing fees	20,531	20,357	22,763
Merger expenses	—	—	3,541
Other non-interest expense	43,354	41,825	35,234

Total non-interest expense	214,579	200,737	183,728

Income before income taxes	99,121	105,459	91,919
Income tax expense	29,118	32,509	29,939

Net income	$70,003	$72,950	$61,980

Net Income Per Share Amounts:
Basic	$2.14	$2.21	$2.05
Diluted	$2.12	$2.17	$2.00

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2003	$24,563	$153,246	$153,545	$(6,589)	$324,765
Net income - 2004	—	—	61,980	—	61,980
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,215	5,215
Net gain on derivatives	—	—	—	1,104	1,104
Minimum pension liability adjustment	—	—	—	(1,365)	(1,365)

Total comprehensive income					66,934
Dividends paid ($1.01 per share)	—	—	(31,456)	—	(31,456)
Exercise of stock options (423,466 shares)	423	9,423	—	—	9,846
Issuance of stock for acquisition of Southern Financial Bancorp (8,190,234 shares)	8,190	242,986	—	—	251,176
Purchase of treasury shares (116,900 shares)	(117)	(4,103)	—	—	(4,220)
Common stock issued under dividend reinvestment plan (43,863 shares)	44	1,334	—	—	1,378

Balance at December 31, 2004	33,103	402,886	184,069	(1,635)	618,423
Net income - 2005	—	—	72,950	—	72,950
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(17,099)	(17,099)
Net gain on derivatives	—	—	—	1,282	1,282
Minimum pension liability adjustment	—	—	—	169	169

Total comprehensive income					57,302
Dividends paid ($1.09 per share)	—	—	(35,729)	—	(35,729)
Exercise of stock options and restricted stock (440,001 shares, 31,550 restricted shares)	471	10,495	—	—	10,966
Revision of stock option vesting terms	—	609	—	—	609
Purchase of treasury shares (684,962 shares)	(685)	(21,899)	—	—	(22,584)
Common stock issued under dividend reinvestment plan (44,144 shares)	44	1,464	—	—	1,508

Balance at December 31, 2005	32,933	393,555	221,290	(17,283)	630,495
Net income - 2006	—	—	70,003	—	70,003
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,783	5,783
Net loss on derivatives	—	—	—	(614)	(614)
Application of SFAS No. 158 to postretirement plans	—	—	—	(9,993)	(9,993)

Total comprehensive income					65,179
Dividends paid ($1.17 per share)	—	—	(38,413)	—	(38,413)
Exercise of stock options and restricted stock (530,001 shares, 62,021 restricted shares)	592	14,543	—	—	15,135
Application of SFAS No. 123(R) to stock-based compensation	—	463	—	—	463
Purchase of treasury shares (1,091,753 shares)	(1,092)	(38,136)	—	—	(39,228)

Balance at December 31, 2006	$32,433	$370,425	$252,880	$(22,107)	$633,631

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004
Operating Activities:
Net income	$70,003	$72,950	$61,980
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,082	26,423	26,261
Provision for loan losses	3,973	5,023	7,534
Provision for deferred income tax (benefit)	933	(9,740)	4,594
Net (gains) losses	6,426	(1,292)	5,773
Net derivative (gains) losses	533	4,367	(2,432)
Originated loans held for sale	(106,186)	(78,857)	(74,871)
Proceeds from sales of loans held for sale	104,315	77,849	73,846
Net decrease (increase) in accrued interest receivable and other assets	(19,976)	2,144	(52,247)
Net increase (decrease) in accrued expenses and other liabilities	1,994	(5,340)	(492)

Total adjustments	15,094	20,577	(12,034)

Net cash provided by operating activities	85,097	93,527	49,946

Investing Activities:
Principal collections and maturities of securities available for sale	215,453	333,698	422,988
Principal collections and maturities of securities held to maturity	25,759	1,026	—
Proceeds from sales of securities available for sale	416,269	448,993	990,394
Purchases of securities available for sale	(418,707)	(430,400)	(1,056,567)
Purchases of securities held to maturity	(19,016)	—	—
Loan originations and purchases less principal collections	(176,750)	(142,121)	(109,748)
Proceeds from business acquisition	—	—	27,872
Purchases of premises and equipment	(15,910)	(15,058)	(10,473)

Net cash provided by investing activities	27,098	196,138	264,466

Financing Activities:
Net increase (decrease) in deposits	15,977	341,310	(318,781)
Net increase (decrease) in short-term borrowings	11,135	(270,141)	80,511
Proceeds from long-term debt	655,000	130,000	379,987
Payments and maturities of long-term debt	(748,485)	(416,460)	(425,540)
Proceeds from issuance of stock	15,598	13,083	11,224
Tax benefits associated with share based payments	2,667	—	—
Purchase of treasury stock	(39,228)	(22,584)	(4,220)
Cash dividends paid on common stock	(38,413)	(35,729)	(31,456)

Net cash used by financing activities	(125,749)	(260,521)	(308,275)

Increase (decrease) in cash and cash equivalents	(13,554)	29,144	6,137
Cash and cash equivalents at beginning of period	163,466	134,322	128,185

Cash and cash equivalents at end of period	$149,912	$163,466	$134,322

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$105,935	$80,542	$66,473
Income taxes paid	26,226	25,690	23,197
Stock issued for acquired company	—	—	251,176
Net securities available for sale transferred to held to maturity	—	—	115,442

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006

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

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on previously reported net income.

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

Investment Securities

The Corporation classifies investments as either held to maturity or available for sale at the time of purchase. Securities that the Corporation has the intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that the Corporation intends to hold for an indefinite period of time, but may sell to respond to changes in risk reward profiles, in interest rates, prepayment risks, liquidity needs or other similar factors, are classified as available for sale. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported net of tax as a separate component of stockholders’ equity as net accumulated other comprehensive income (loss) (“OCI”). Gains and losses from the sales of securities are recognized by the specific identification method and are reported in net gains (losses). Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary.

Other Than Temporary Impairment of Investment Securities

Securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Mortgage Loans Held for Sale

The Corporation underwrites and originates mortgage loans with the intent to sell them. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regard to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in net gains (losses). At December 31, 2006 and 2005, the Corporation did not retain any servicing on mortgage loans sold to third parties.

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

Goodwill and Intangible Assets

For acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. Goodwill is tested at least annually for impairment. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives are amortized over their estimated useful lives which are approximately 8 years.

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

The provisions of FIN No. 46R modified the Corporation’s status as the primary beneficiary of the trusts associated with the Corporation’s borrowing arrangements involving trust preferred securities. Accordingly, the Corporation deconsolidated these trusts as of January 1, 2004. The deconsolidation was not material to the Corporation’s Statements of Condition and did not affect net income.

The Corporation holds variable interests of less than 50% in certain special purpose entities formed to provide affordable housing. At December 31, 2006, the Corporation had invested $26.6 million in these entities. These investments in low income housing provide the Corporation with certain guaranteed tax credits and other related tax benefits which offset amortization of the invested amounts over the life of the tax credits. The Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required under the provisions of FIN No. 46R, as the Corporation is not the primary beneficiary in these arrangements.

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

Pension Plan

The Corporation has a defined benefit pension plan that covers a majority of all employees. The cost of this non-contributory pension plan is computed and accrued using the projected unit credit method. The Corporation accounts for the defined benefit pension plan using an actuarial model required by SFAS No. 87, “Employers’ Accounting for Pensions” (“SFAS No. 87”) as amended by SFAS No. 158 “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). This model allocates pension costs over the service period of employees in the plan. One of the principal components of the net periodic pension calculation is the expected long-term rate of return on plan assets. The use of an expected long-term rate of return on plan assets may cause recognition of plan income returns that are different than the actual returns of plan assets in any given year. The expected long-term rate of return is designed to approximate the actual long-term rate of return over time. To determine if the expected rate of return is reasonable, management considers the actual return earned on plan assets, historical rates of return on the various asset classes in the plan portfolio, projections of returns on various asset classes, and current/prospective capital market conditions and economic forecasts. Differences between actual and expected returns are monitored periodically to determine if adjustments are necessary.

The discount rate determines the present value of future benefit obligations. At December 31, 2006, the discount rate used for the 2006 year-end disclosure and the expense in the upcoming year was determined by constructing a hypothetical bond portfolio whose cash flows from coupons and maturities match the year-by-year projected benefit cash flow from the Corporation’s qualified pension plan. The hypothetical bond portfolio uses available bonds with a quality rating of AA or higher under either Moody’s or Standard & Poor’s. Callable bonds are eliminated with the exception of those that issuers may call at par plus a premium, as these bonds would be prohibitively expensive for an issuer to call. Cash flows from the bonds may exceed the projected benefits for a particular period. Such excesses are used to meet future cash flow needs in the succeeding year and are assumed to be reinvested at the one-year forward rates.

At December 31, 2006, the Corporation adopted the provisions of SFAS No. 158. Under the provisions of SFAS No. 158, the unrecognized prior service cost, unrealized net actuarial losses and unrecognized net obligations arising at transition associated with employee benefit plans were reflected as a component of OCI, net of taxes. Additionally, any excess of the fair market value of the plan assets over the projected benefit obligation of a plan was reflected as an asset in the Corporation’s Consolidated Statements of Condition. Projected benefit obligations in excess of the fair market value of plan assets are recognized as an accrued liability. Assets and liabilities from each separate plan may not be netted and must be reflected separately in the Corporation’s Consolidated Statements of Condition.

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

Prior to January 1, 2006, the Corporation applied APB No. 25 to account for its stock-based awards, and the disclosure-only provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, as amended (“SFAS 123”), to present stock-based compensation disclosure. The following table details the pro forma effects on net income and earnings per share for the two years ended December 31, 2005 had compensation expense been recorded based on the fair value method under SFAS No. 123, utilizing the Black-Scholes option valuation model:

	For the year ended December 31,
(dollars in thousands, except per share data)	2005	2004
Net Income:
Net income as reported	$72,950	$61,980
Addition for total stock-based compensation expense included in reported net income, net of tax	740	127
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,592)	(2,075)

Pro forma net income	$69,098	$60,032

Basic Earnings Per Share:
As reported	$2.21	$2.05
Pro forma	2.10	1.98

Diluted Earnings Per Share:
As reported	$2.17	$2.00
Pro forma	2.05	1.94

On December 30, 2005, the Corporation approved the accelerated vesting of all currently outstanding unvested stock options to purchase 612,732 shares of the Corporation’s common stock granted through 2005. As a result of the accelerated vesting, these stock options, which otherwise would have vested from time to time through February 2008, became immediately exercisable. The acceleration included options held by directors and executive officers as well as employees of the Corporation. Of the 612,732 stock options for which vesting was accelerated, all except 7,500 were “in the money” options having exercise prices from $27.46 to $33.66 per share. The options not “in the money” were issued under strike prices ranging from $35.11 to $36.06 per share.

Based upon the closing price of the Corporation’s common stock as of December 30, 2005, the Corporation recognized a pre-tax charge of $158,000 in 2005. Due to the acceleration, the Corporation will not recognize any compensation cost associated with those stock options in periods subsequent to December 31, 2005. The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Corporation would otherwise be required to recognize with respect to these unvested stock options upon adoption of SFAS No. 123(R). The accelerated vesting of these options eliminated potential pre-tax compensation expense recognition in future periods of approximately $2.7 million.

During the second quarter of 2005, as part of a voluntary separation agreement, the Corporation modified the terms of previously awarded stock options to an executive who left the Corporation. Under the provisions of FIN No. 44, these stock options were remeasured at the intrinsic value as of the date of separation. Accordingly, the Corporation recognized compensation expense of $525 thousand.

Effective January 1, 2006, the Corporation adopted SFAS No.123(R), “Share-Based Payment” (“SFAS No. 123R”) that requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees in the income statement. Under the provisions of SFAS No. 123(R), the Corporation has applied the modified prospective method of adoption, and therefore, results for prior periods have not been restated.

Compensation cost for stock options granted after January 1, 2006 and restricted stock grants are recognized as non-interest expense in the Consolidated Statements of Income on a straight-line basis over the vesting period of each stock option and restricted share grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate. The impact of forfeitures on the restricted stock grants is recorded as they occur.

At December 31, 2006, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Consolidated Statements of Cash Flows.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Recent Accounting Developments

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”), which was effective for accounting changes and corrections of errors made in years beginning after December 15, 2005. SFAS No. 154 provides guidance on the accounting for and reporting accounting changes and error corrections. SFAS No. 154 did not have any impact on the results of operations of the Corporation.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”), which will be effective for all financial instruments acquired and issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments will be accounted for on a similar basis regardless of the form of the financial instrument. It also provides for an election of fair value measurement on an instrument-by-instrument basis in cases where a derivative would otherwise have to be bifurcated. The adoption of SFAS No. 155 is not expected to have any impact on the results of operations of the Corporation. As of December 31, 2006, the Corporation did not have any hybrid financial instruments that are impacted by this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS No. 156”), which will be effective for an entity’s first fiscal year that begins after September 15, 2006. The statement establishes the accounting for all separately recognized servicing assets and liabilities which require that they be initially recorded at fair value. The statement permits, but does not require, subsequent measurement of the separately recognized servicing assets and liabilities at fair value. The adoption of SFAS No. 156 is not expected to have any impact on the results of operations of the Corporation. Currently, the Corporation does not retain servicing rights for loans it sells to third parties.

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

On September 13, 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 expresses the SEC Staff’s views regarding the process of quantifying financial statement misstatements. SAB No. 108 states that in evaluating the materiality of financial statement misstatements a corporation must quantify the impact of correcting misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. SAB No.108 is effective for the year ended December 31, 2006. Under certain circumstances, prior year financial statements will not have to be restated and the effects of initially applying SAB No. 108 on prior years will be recorded as a cumulative effect adjustment to beginning retained earnings on January 1, 2006, with disclosure of the items included in the cumulative effect. Management has evaluated the effect of SAB No. 108 on the Corporation’s financial condition and results of operations and determined that it did not impact the Corporation’s financial statements.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which will be effective for fiscal years beginning after December 15, 2007. The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance can be recognized through a cumulative adjustment of beginning retained earnings. Accordingly, this treatment will not have any impact on the Corporation’s results of operations. The Corporation is currently evaluating the impact on the financial condition of the Corporation from the application of this guidance.

In September 2006, the EITF issued EITF No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”), which will be effective for fiscal years beginning after December 15, 2006. The issue addresses the determination of which amounts should be included in the contractual terms of insurance policies, other than cash surrender values, and whether the impact of the contractual ability to surrender all of the policies at the same time should affect the amounts. The Corporation currently owns various cash surrender and bank owned life insurance policies. Under the provisions of EITF 06-5, the application of this guidance can be recognized through a cumulative adjustment to beginning retained earnings. If it is determined that certain amounts are not to be included as part of the life insurance policies or if surrender charges exist, these amounts should be deducted from the cash surrender values and an adjustment will be necessary. Accordingly, this treatment will not have any impact on the Corporation’s results of operations. The Corporation is currently evaluating the terms of each policy and determining the impact on the financial condition of the Corporation from the application of this recent guidance.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS Nos. 87, 88, 106 and 132(R)” (“SFAS No. 158”), which will be effective for fiscal years ending after December 15, 2006 for the recognition of the funded status of pension and other postretirement benefit plans and related disclosure provisions. Additional requirements to measure plan assets and benefit obligations as of the date of the Corporation’s fiscal year end will be effective for fiscal years ending after December 15, 2008. The statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as either an asset or liability in its statements of condition and to recognize the changes in the funded status in the year in which they occur through comprehensive income. The Corporation has implemented the guidance and the results are reflected in the Consolidated Statements of Condition in net accumulated other comprehensive loss. The implementation of this guidance did not have any impact on the results of operations for the Corporation in 2006 (see Note 20 to the Consolidated Financial Statements for further information).

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $49.7 million and $66.9 million during the years ended December 31, 2006 and 2005, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. During 2006 and 2005, the Corporation maintained average compensating balances of $4.3 million and $3.3 million, respectively. In addition, the Corporation paid fees totaling $769 thousand in 2006, $829 thousand in 2005 and $874 thousand in 2004 in lieu of maintaining compensating balances.

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio at the periods indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$73,105	$—	$1,694	$71,411
Mortgage-backed securities	718,697	1,105	18,947	700,855
Municipal securities	100,973	693	293	101,373
Other debt securities	706,748	3,619	1,270	709,097

Total securities available for sale	1,599,523	5,417	22,204	1,582,736

Securities held to maturity:
Other debt securities	101,867	2,223	1,140	102,950

Total securities held to maturity	101,867	2,223	1,140	102,950

Total investment securities	$1,701,390	$7,640	$23,344	$1,685,686

December 31, 2005
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,936	$—	$1,706	$77,230
Mortgage-backed securities	1,061,541	1,109	27,873	1,034,777
Municipal securities	58,736	129	548	58,317
Other debt securities	622,701	2,193	1,132	623,762

Total securities available for sale	1,821,914	3,431	31,259	1,794,086

Securities held to maturity:
Other debt securities	111,269	307	1,495	110,081

Total securities held to maturity	111,269	307	1,495	110,081

Total investment securities	$1,933,183	$3,738	$32,754	$1,904,167

The U.S. Treasury and government agencies and corporations amounts in the table above include FHLB stock of $44.6 million and $51.8 million at December 31, 2006 and 2005, respectively.

The aggregate amortized cost and fair values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2006		2005
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
In one year or less	$2,395	$2,401	$3,791	$3,802
After one year through five years	6,759	6,798	7,431	7,515
After five years through ten years	39,067	37,398	28,562	26,885
Over ten years	832,605	835,284	720,589	721,107
Mortgage-backed securities	718,697	700,855	1,061,541	1,034,777

Total securities available for sale	1,599,523	1,582,736	1,821,914	1,794,086

Securities held to maturity:
In one year or less	—	—	1,038	1,017
Over ten years	101,867	102,950	110,231	109,064

Total securities held to maturity	101,867	102,950	111,269	110,081

Total investment securities	$1,701,390	$1,685,686	$1,933,183	$1,904,167

The following table shows the unrealized gross losses and fair values of investment securities at December 31, 2006, by length of time that individual securities in each category have been in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities:
U.S. Treasury and government agencies and corporations	$26,786	$(1,694)	$—	$—	$26,786	$(1,694)
Mortgage-backed securities	544,989	(17,307)	74,607	(1,640)	619,596	(18,947)
Municipal securities	39,103	(272)	1,823	(21)	40,926	(293)
Other debt securities	160,074	(1,249)	51,929	(1,161)	212,003	(2,410)

Total	$770,952	$(20,522)	$128,359	$(2,822)	$899,311	$(23,344)

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

At December 31, 2006, $899.3 million of the Corporation’s investment securities had unrealized losses that are considered temporary. Of this amount, 76% are Aaa rated and 21% are A or BBB rated. Seven securities, totaling $27.3 million, are unrated. The portfolio contained 24 securities, with a fair value of $128.4 million, that had unrealized losses for twelve months or longer. All of the investment securities with unrealized losses were mortgage-backed securities and asset-backed securities, which declined in value due to the interest rate environment during 2006. Because the declines in fair value were due to changes in market interest rates and not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2006. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

The table below provides the sales proceeds and the components of net securities gains (losses) from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains (losses) are included in net gains (losses) in the accompanying Consolidated Statements of Income.

(in thousands)	2006	2005	2004
Sales proceeds	$416,657	$448,993	$990,394

Gross gains	$2,020	$2,824	$7,298
Gross losses	7,944	1,901	10,529

Net securities gains (losses)	$(5,924)	$923	$(3,231)

Net unrealized after-tax losses of $9.1 million and $14.9 million on the securities portfolio were reflected in net accumulated other comprehensive loss at December 31, 2006 and 2005, respectively.

Securities with a market value of $722.7 million and $927.3 million at December 31, 2006 and 2005, respectively, were pledged as collateral for public funds, certain short-term borrowings and for other purposes required by law.

NOTE 4—LOANS

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below. Outstanding loan balances at December 31 are net of unearned income, including net deferred loan costs of $17.6 million and $18.1 million, respectively.

(in thousands)	2006	2005
Residential real estate:
Originated & acquired residential mortgage	$333,568	$452,853
Home equity	991,327	900,985
Other consumer:
Marine	374,624	412,643
Other	28,455	32,793

Total consumer	1,727,974	1,799,274

Commercial real estate:
Commercial mortgage	445,563	485,743
Residential construction	599,275	414,803
Commercial construction	357,594	312,399
Commercial business	735,086	683,162

Total commercial	2,137,518	1,896,107

Total loans	$3,865,492	$3,695,381

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31.

(in thousands)	2006	2005	2004
Balance at beginning of the year	$45,639	$46,169	$35,539
Provision for loan losses	3,973	5,023	7,534
Allowance of acquired bank	—	—	12,085
Loans charged-off	(7,849)	(11,048)	(13,481)
Less recoveries of loans previously charged-off	3,440	5,495	4,492

Net charge-offs	(4,409)	(5,553)	(8,989)

Balance at end of the year	$45,203	$45,639	$46,169

At December 31, 2006, 2005 and 2004, the recorded investment in commercial loans that were on non-accrual status, and therefore considered impaired, totaled $11.8 million, $17.8 million and $15.1 million, respectively. There was no additional allowance required for these loans. Had these loans performed in accordance with their original terms, interest income of $1.4 million in 2006, $1.2 million in 2005 and $659 thousand in 2004 would have been recorded. No interest income was recognized on these loans during 2006. The average recorded investment in impaired commercial loans was approximately $15.7 million in 2006 and $14.4 million in 2005.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 21 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(dollars in thousands)	Estimated Life	2006	2005
Land	—	$11,281	$11,281
Buildings and leasehold improvements	2 – 40 years	53,846	48,607
Furniture and equipment	2 – 15 years	91,258	85,796

Total premises and equipment		156,385	145,684
Less accumulated depreciation and amortization		88,449	79,791

Net premises and equipment		$67,936	$65,893

In 2001, the Corporation, as lessor, entered into a land lease for the property adjacent to the Corporation’s headquarters with an initial lease term of six years supplemented by thirteen, seven year extensions. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space adequate to meet the Corporation’s future incremental operational requirements. The lease provides for annual payments of $391 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000, the lease was renegotiated and at December 31, 2006 has five years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to fifteen years. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2006.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2007	$13,261	$50	$263	$13,474
2008	12,484	14	153	12,623
2009	10,771	14	106	10,863
2010	8,759	14	41	8,786
2011	7,560	8	—	7,552
2012 and thereafter	24,479	—	—	24,479

Total	$77,314	$100	$563	$77,777

Rental expense for premises and equipment was $14.9 million in 2006, $14.4 million in 2005 and $12.4 million in 2004.

NOTE 7—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2006 and 2005.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at January 1, 2005	$256,863	$(622)	$256,241
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	$(1,281)	—	(1,281)
Adjustment of intangible related to 2000 merger with Harbor Federal Bancorp	(105)	—	(105)

Balance at December 31, 2005	255,477	(622)	254,855
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(312)	—	(312)

Balance at December 31, 2006	$255,165	$(622)	$254,543

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at January 1, 2005	$15,429	$(2,780)	$12,649
Amortization expense	—	(1,884)	(1,884)

Balance at December 31, 2005	15,429	(4,664)	10,765
Amortization expense	—	(1,800)	(1,800)

Balance at December 31, 2006	$15,429	$(6,464)	$8,965

Adjustments to goodwill during 2006 and 2005 were primarily due to the resolution of income tax uncertainties related to the respective mergers.

The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2006.

(in thousands)
2007	$1,706
2008	1,519
2009	1,519
2010	1,519
2011	1,519
After 2011	1,183

Total unamortized deposit-based intangible	$8,965

The annual impairment evaluation of goodwill did not identify any impairment in 2006 or 2005.

NOTE 8—MORTGAGE BANKING ACTIVITIES

The following is an analysis of the mortgage loan servicing rights balance, net of accumulated amortization, during 2006. This balance is included in other assets.

(in thousands)	2006	2005
Balance at beginning of year	$1,740	$1,877
Amortization expense	(168)	(137)

Balance at end of year	$1,572	$1,740

Unpaid principal balances of loans serviced for others not included in the Consolidated Statements of Condition were $145.1 million and $173.4 million at December 31, 2006 and 2005, respectively.

NOTE 9—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2006	Weighted Average Rate	2005	Weighted Average Rate
Noninterest-bearing	$761,830	—%	$860,023	—%
Interest-bearing demand	559,682	0.55	618,129	0.28
Money market	545,584	3.28	597,086	2.22
Savings	596,434	0.47	695,946	0.29
Direct time certificates of deposit	1,156,709	4.41	888,510	3.14
Brokered certificates of deposit	519,873	4.73	464,773	4.20

Total deposits	$4,140,112	2.40%	$4,124,467	1.56%

The contractual maturities of certificates of deposit at December 31, 2006 are shown in the following table.

(in thousands)
2007	$1,187,245
2008	150,522
2009	73,966
2010	99,304
2011	43,049
After 2011	122,496

Total certificates of deposit	$1,676,582

Time deposits with a denomination of $100,000 or more were $390.5 million and $252.9 million at December 31, 2006 and 2005, respectively. The contractual maturities of these deposits at December 31, 2006 are shown in the following table.

(dollars in thousands)	Amount	%
Three months or less	$180,851	46.3%
After three months through six months	58,781	15.0
After six months through twelve months	108,486	27.8
After twelve months	42,399	10.9

Total	$390,517	100.0%

Demand deposit overdrafts that have been reclassified as loan balances were $5.0 million and $4.9 million at December 31, 2006 and 2005, respectively. Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

NOTE 10—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2006	2005
Securities sold under repurchase agreements	$306,437	$370,515
Federal funds purchased	320,000	185,000
Federal Home Loan Bank advances - variable rate	30,000	90,000
Other short-term borrowings	2,450	2,237

Total short-term borrowings	$658,887	$647,752

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2006	2005	2004
Balance at December 31	$626,437	$555,515	$725,763
Average balance during the year	722,843	631,246	602,942
Maximum month-end balance	790,701	716,143	725,763
Weighted average rate during the year	4.48%	2.69%	1.20%
Weighted average rate at December 31	5.01	3.98	2.06

At December 31, 2006, the Corporation had $920 million in unused federal funds lines of credit. The weighted average rate on the variable rate Federal Home Loan Bank (“FHLB”) advances was 5.45% at December 31, 2006.

NOTE 11—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2006	Weighted Average Rate	2005	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$30,795	5.55%	$196,537	4.94%
Federal Home Loan Bank advances - variable rate	660,427	4.41	585,520	3.69
Junior Subordinated Debentures	136,857	8.42	136,715	7.85
Term repurchase agreements	—	—	1,250	4.60

Total long-term debt	$828,079	5.12%	$920,022	4.58%

At December 31, 2006, investment securities and certain real estate loans with carrying values of $204.4 million and $655.9 million, respectively, collateralize the FHLB advances. At December 31, 2006, the Corporation had $139.4 million in unused lines of credit at the FHLB. Based upon the level of borrowing transactions with the FHLB, the Corporation is required to purchase FHLB stock. This amounts to $44.6 million and $51.8 million at December 31, 2006 and 2005, respectively, which was carried at cost.

The principal maturities of long-term debt at December 31, 2006 are presented below.

(in thousands)
2007	$270,174
2008	165,107
2009	173,112
2010	80,052
2011	—
After 2011	139,634

Total long-term debt	$828,079

Since 1997, the Corporation has formed three wholly owned statutory business trusts in addition to acquiring three additional trusts in the Southern Financial merger. As of December 31, 2006 there are four active trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Corporation that have terms identical to the trust securities.

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

Under the provisions of the junior subordinated debentures, the Corporation has the right to defer payment of interest on the junior subordinated debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on the junior subordinated debentures are deferred, the distributions on the applicable trust preferred securities are also deferred. Interest on the junior subordinated debentures is cumulative. The accrual of interest to be paid on the junior subordinated debentures held by the trusts is included in interest expense.

The securities are redeemable in whole or in part on or after their respective call dates. Any of the securities are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events.

The amounts and terms of each respective issuance at December 31 were as follows:

2006
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	8.21% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	8.62% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,865

Total Junior Subordinated Debentures	$136,857

2005
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	7.35% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	7.50% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,723

Total Junior Subordinated Debentures	$136,715

NOTE 12—STOCKHOLDERS’ EQUITY

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The Corporation repurchased 1,091,753 and 684,962 shares of common stock at a cost of $39.2 million and $22.6 million during 2006 and 2005, respectively. At December 31, 2006, the Corporation had remaining authority to repurchase up to 146,112 shares under its current authorization. During January 2007, the Corporation approved an extension of the repurchase program which enables the Corporation the repurchase up to 5% of the Corporation’s outstanding common stock, or approximately 1.6 million additional shares.

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At December 31, 2006, 4.7 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s stock at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. Options issued and prior to January 1, 2005 have contractual terms of ten years and a three year vesting period. As discussed in Note 1, the Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the year ended December 31, 2006.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	2006	2005	2004
Dividend yield	3.15%	3.47%	3.33%
Weighted average risk-free interest rate	4.61%	4.29%	3.28%
Weighted average expected volatility	19.72%	23.33%	25.76%
Weighted average expected life in years	5.25	5.50	7.00
Weighted average fair values of options granted	$6.46	$6.95	$7.59

The Corporation recognized compensation expense related to options of $463 thousand for the year ended December 31, 2006. The intrinsic value of options exercised for the year ended December 31, 2006, 2005 and 2004 was $7.9 million, $7.3 million and $6.7 million, respectively. Unrecognized compensation cost related to non-vested options is $1.6 million at December 31, 2006 and is expected to be recognized over a weighted average period of 3.2 years.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at January 1, 2006	2,345,870	$25.65
Granted	314,440	36.10
Exercised	(530,001)	21.67
Cancelled or expired	(16,938)	24.01

Options outstanding at December 31, 2006	2,113,371	28.21	5.72	$16,299

Options exercisable at December 31, 2006	1,812,458	$26.91	5.47	$16,346

Restricted Stock Grants

The Corporation issues restricted stock grants, in the form of new shares, to its directors and certain key employees. The restricted stock grants are issued at the fair market value of the common stock on the date of each grant. The fair value of grants vested during the years ended December 31, 2006, 2005 and 2004, was $530 thousand, $210 thousand and $209 thousand, respectively. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, as such, the restricted stock grants vest immediately. An expense of $253 thousand, $210 thousand and $209 thousand was recorded for restricted stock grants to the directors for the years ended December 31, 2006, 2005 and 2004, respectively. The restricted stock grants to the directors may only be exercised six months subsequent to their departure from the board of directors. The restricted stock grants to employees vest ratably over four years. The Corporation recorded expense related to the employee awards of $678 thousand and $246 thousand for the years ended December 31, 2006 and 2005, respectively. No awards of restricted stock were granted to employees prior to 2005.

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at January 1, 2006	31,550	$33.66
Awards granted	65,724	35.81
Vested	(14,974)	35.37
Cancelled	(3,659)	36.00

Unvested at December 31, 2006	78,641	$35.06

At December 31, 2006, unrecognized compensation cost related to non-vested restricted stock grants was $2.1 million and is expected to be recognized over a weighted average period of 2.9 years.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $280 thousand and $657 thousand for the years ended December 31, 2006 and 2005, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. At December 31, 2006, the Corporation recorded a decrease in the fair value of derivatives of $622 thousand compared to an increase of $1.3 million in 2005, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the year ended December 31, 2006 the Corporation recorded ineffectiveness of $16 thousand. The Corporation had no ineffective hedges for the year ended December 31, 2005.

Non-designated derivatives are marked to market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the net interest income but do not meet hedge accounting treatment. The Corporation recorded pre-tax net losses of $518 thousand and $4.4 million to reflect the decrease in value of non-designated interest rate swaps for the years ended December 31, 2005 and 2006, respectively. The net cash settlements on the interest rate swaps are recorded in non-interest income. Net cash settlements on interest rate swaps were $903 thousand in 2006 and $3.5 million in 2005.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2006
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$293,450	$471	$(1,410)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(280)
Interest rate caps/corridors	Hedge borrowing cost	140,000	615	615

Total designated derivatives		463,350	1,086	(1,075)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,465	2,465

Total non-designated derivatives		40,000	2,465	2,465

Total derivatives		$503,350	$3,551	$1,390

December 31, 2005
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge borrowing cost	$57,900	$—	$(657)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,155	1,155

Total designated derivatives		222,900	1,155	498

Non-designated Derivatives
Interest rate swaps:
Pay fixed/receive variable		70,000	1,450	1,450
Receive fixed/pay variable		40,000	3,235	3,235

Total non-designated derivatives		110,000	4,685	4,685

Total derivatives		$332,900	$5,840	$5,183

The fair value of cash flow hedges reflected in net accumulated other comprehensive loss (“OCI”) is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $2.3 million before taxes to be recognized into expense out of OCI in the next twelve months. This amount represents amortization of $878 thousand for interest rate caps and corridors, and a $1.5 million loss recognized from interest rate swaps. The $1.5 million is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or $673 thousand on interest rate caps and corridors and an $806 thousand loss on the interest rate swaps.

At December 31, 2006, the Corporation had deferred gains of $866 thousand and deferred losses of $1.1 million related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2020, based on the lives of the underlying assets or liabilities. At December 31, 2005, the Corporation had deferred gains of $1.4 million and deferred losses of $1.6 million.

NOTE 14—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

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

(in thousands)	2006	2005
Commercial business and real estate	$1,064,495	$861,556
Consumer revolving credit	733,292	669,878
Residential mortgage credit	24,131	12,497
Performance standby letters of credit	126,568	105,502
Commercial letters of credit	1,520	4,064

Total loan commitments	$1,950,006	$1,653,497

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

In May 2006, the Corporation settled litigation with a former employee for alleged breach on an executed employment contract for $1.3 million. This expense is included in other non-interest expense in the Consolidated Statements of Income.

Concentrations of Credit Risk

Commercial construction and mortgage loan receivables from real estate developers represent $1.1 billion and $890.9 million of the total loan portfolio at December 31, 2006 and 2005, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. The majority of the Corporation’s lending activities and collateral are concentrated in Maryland and Virginia. Consumer loan receivables include $1.3 billion and $1.4 billion in originated and acquired residential and home equity loans at December 31, 2006 and 2005, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $363.4 million and $405.0 million at December 31, 2006 and 2005, respectively.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $700.9 million and $1.03 billion at December 31, 2006 and 2005, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. Management is of the opinion that credit risk is minimal.

NOTE 15—RELATED PARTY TRANSACTIONS

Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer.

The schedule below presents information on these loans for the period indicated:

(in thousands)	Loan Activity
Balance at December 31, 2005	$54,762
Additions	6,623
Reductions	(12,298)

Balance at December 31, 2006	$49,087

NOTE 16—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2006	2005	2004
Net gains (losses):
Net gains (losses) on securities	$(5,924)	$923	$(3,231)
Debt extinguishment	(1,132)	(156)	(2,362)
Asset sales	630	525	(180)

Net gains (losses)	$(6,426)	$1,292	$(5,773)

Net derivative activity:
Net derivative gains (losses) on swaps	$(533)	$(4,367)	$2,432
Net cash settlement on swaps	903	3,512	3,469

Total net deriviative activity	$370	$(855)	$5,901

Other non-interest income:
Other loan fees	$4,066	$4,314	$3,698
Cash surrender value income	7,145	7,145	4,493
Mortgage banking fees and services	363	528	101
Other	7,988	6,548	6,079

Total other non-interest income	$19,562	$18,535	$14,371

Other non-interest expense:
Advertising and promotion	$11,495	$9,540	$9,407
Communication and postage	6,988	7,137	6,764
Printing and supplies	2,874	3,161	2,762
Regulatory fees	1,015	1,019	955
Professional services	5,293	7,230	3,385
Other	15,689	13,738	11,961

Total other non-interest expense	$43,354	$41,825	$35,234

In the normal course of business, the Corporation may extinguish debt prior to its maturity. During 2006, 2005 and 2004, the Corporation extinguished $401 million, $36 million and $295 million of debt, respectively.

NOTE 17—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2006	2005	2004
Current income tax expense:
Federal	$28,151	$42,188	$25,297
State	34	61	48

Total current expense	28,185	42,249	25,345
Deferred income tax expense (benefit)	933	(9,740)	4,594

Total income tax expense	$29,118	$32,509	$29,939

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2006		2005		2004
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$34,692	35.0%	$36,911	35.0%	$32,173	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(3,661)	(3.7)	(2,406)	(2.3)	(1,799)	(2.0)
Disallowed interest expense	215	0.2	66	0.1	62	0.1
Employee benefits	(239)	(0.3)	(555)	(0.5)	(252)	(0.3)
Low income housing credit	(1,520)	(1.5)	(1,226)	(1.2)	(735)	(0.8)
State and local income taxes, net of federal income tax	(1,079)	(1.1)	(826)	(0.8)	214	0.2
Other	250	0.3	22	—	21	—
Change in valuation allowance	460	0.5	523	0.5	255	0.4

Total combined effective income tax rate	$29,118	29.4%	$32,509	30.8%	$29,939	32.6%

SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. During 2004, 2005 and 2006, the creation of additional state net operating losses required increases in the valuation allowance. At December 31, 2006 the valuation allowance of $2.7 million relates to state net operating losses that are unlikely to be utilized in the foreseeable future. Management believes that, except for that portion which is covered by the valuation allowance, the Corporation’s deferred tax assets at December 31, 2006 are more likely than not to be realized through the generation of sufficient future taxable income.

The net tax benefit recorded directly to stockholders’ equity related to exercised stock options was $2.7 million, $2.8 million and $2.6 million for 2006, 2005 and 2004, respectively.

Tax benefits associated with net realized investment securities losses were $2.0 million in 2006. Tax expense associated with net realized investment securities gains was $0.4 million in 2005. A tax benefit of $1.1 million associated with net realized investment securities losses was recorded in 2004.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, which are classified as other assets in the Consolidated Statements of Condition at December 31, 2006 and 2005 are presented below.

	2006		2005
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$1,883	$—	$3,020
Reserve for loan loss	15,471	—	15,104	—
State operating loss carryforwards and other items	14,436	—	13,165	—
Loan costs	—	3,096	—	—
Depreciation	—	29,707	—	26,736
Unrealized losses on debt securities	5,016	—	8,032	—
Leasing activities	24,347	—	19,964	—
REIT dividend	518	—	—	177
Employee and other benefits	—	2,069	—	3,009
Pension costs (SFAS No. 158)	7,321	—	—	—
Purchase accounting adjustments	759	—	956	—
Write-down of property held for sale	700	—	700	—
Derivative related and mark-to-market adjustments	1,169	—	4,549	—
Deposit-based intangible	—	3,135	—	3,765
Cash flow derivatives	868	—	630	—
Federal net operating loss carryforwards	1,080	—	1,575	—
Minimum pension liability	—	—	644	—
Minimum tax credit carry forward	158	—	158	—
All other	2,329	1,100	2,293	1,203

Subtotal	74,172	40,990	67,770	37,910
Less valuation allowance	2,679	—	2,219	—

Total	$71,493	$40,990	$65,551	$37,910

At December 31, 2006, the Corporation had state net operating loss carryforwards of $314 million that begin to expire in 2009 if not utilized. In addition to the state net operating loss carryforwards at December 31, 2006, the Corporation also had federal net operating loss carryforwards of $3.1 million that will begin to expire in 2009 if not utilized. These net operating losses are subject to Section 382 limitations resulting in a limitation on net operating loss deductions of $1.4 million per year.

NOTE 18—EARNINGS PER SHARE

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

The following table presents a summary of per share data and amounts for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004
Net income	$70,003	$72,950	$61,980
Basic EPS shares	32,727	32,956	30,299
Basic EPS	$2.14	$2.21	$2.05
Dilutive shares	355	700	672
Diluted EPS shares	33,082	33,656	30,971
Diluted EPS	$2.12	$2.17	$2.00
Antidilutive shares	31	456	434

NOTE 19—OTHER COMPREHENSIVE INCOME (LOSS)

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

	Year ended December 31,
	2006			2005			2004
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$2,875	$1,020	$1,855	$(25,383)	$(8,884)	$(16,499)	$4,791	$1,676	$3,115
Reclassification of net losses (gains) realized in net income	5,924	1,996	3,928	(923)	(323)	(600)	3,231	1,131	2,100

Net unrealized gains (losses) on securities arising during the year	8,799	3,016	5,783	(26,306)	(9,207)	(17,099)	8,022	2,807	5,215

Net unrealized gains (losses) from derivative activities arising during the year	(851)	(237)	(614)	1,972	690	1,282	1,699	595	1,104
Employee benefit liability adjustment	(16,670)	(6,677)	(9,993)	418	249	169	(2,259)	(894)	(1,365)

Other comprehensive income (loss)	$(8,722)	$(3,898)	$(4,824)	$(23,916)	$(8,268)	$(15,648)	$7,462	$2,508	$4,954

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Net unrealized gains (losses) on Securities and Other Retained Interest	Net unrealized gains (losses) on Derivatives and Other Hedging Activities	Employee Benefit Liability Adjustment	Cumulative Other Comprehensive Income
Balance at December 31, 2003	$(3,033)	$(3,556)	$—	$(6,589)
Net change in OCI	5,215	1,104	(1,365)	4,954

Balance at December 31, 2004	2,182	(2,452)	(1,365)	(1,635)
Net change in OCI	(17,099)	1,282	169	(15,648)

Balance at December 31, 2005	(14,917)	(1,170)	(1,196)	(17,283)
Net change in OCI	5,783	(614)	(9,993)	(4,824)

Balance at December 31, 2006	$(9,134)	$(1,784)	$(11,189)	$(22,107)

NOTE 20—EMPLOYEE BENEFIT PLANS

Qualified Pension Plan

The Corporation’s non-contributory defined benefit pension plan covers a majority of all employees (with the exception of on-call, peak time, temporary or summer employees) with at least one year of service and provides an optional lump sum or monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation’s policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, plus such additional amounts as the Corporation deems appropriate. On March 31, 2005, the Corporation communicated to employees that the pension plan would be frozen for new entrants effective May 1, 2005. Participants in the plan prior to May 1, 2005 were not affected by this change.

Postretirement Benefits

Prior to March 31, 2005 the Corporation provided certain health care and life insurance benefits to retired employees. The under age 65 health care plan was a contributory plan, in which the retirees were responsible for all premiums. The cost of life insurance benefits provided to the retirees is borne by the Corporation. These plans are unfunded. On March 31, 2005, the Corporation communicated to retirees under the age of 65 currently receiving postretirement health benefits that these benefits would be eliminated and no longer offered effective January 1, 2006. Postretirement life insurance benefits continue to be provided to retirees. This action resulted in the reversal of the actuarially determined liability of $1.2 million in 2005 associated with health care benefits.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

Effective December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS No. 158”), an amendment of SFAS Nos. 87, 88, 106 and 132(R). This Statement requires employers to recognize the funded status of their defined benefit pension and other postretirement benefit plans measured as the difference between the fair value of plan assets and the benefit obligation in the Statements of Condition with a corresponding adjustment of OCI, net of tax. For defined benefit pension plans, the projected benefit obligation is used to determine the funded status of the plan, while all other plans use the accumulated benefit obligation to make the funded status determination.

SFAS No. 158 requires that, at the time of initial application, delayed gains or losses and prior service costs shall be recognized as a component of other comprehensive income (loss), net of tax. The initial application of SFAS No. 158 will have no affect on the net periodic benefit cost. Amounts initially recognized as a component of other comprehensive income (loss), net of tax, will be recognized as a component of periodic benefit cost in the future which is consistent with current practice under SFAS Nos. 87 and 106. Actuarial gains and losses that arise in subsequent periods but not included in net periodic benefit costs will be recognized in OCI.

The adoption of SFAS No. 158 had no effect on the Corporation’s consolidated results of operations for the year ended December 31, 2006 or any prior year presented. Below is a summary presentation of the incremental adjustments for the defined benefit pension and other postretirement benefit plans made to individual line items of the Corporation’s Consolidated Statements of Condition for December 31, 2006 upon the adoption of SFAS No. 158:

	Before Application of SFAS No. 158	Adjustments	After Application of SFAS No. 158
Other Assets
Prepaid qualified plan cost/Excess qualified plan asset	$17,764	$(14,533)	$3,231
Deferred income taxes	644	6,676	7,320
Other asset-prior service cost	3,011	(3,011)	—

Other Liabilities
Accrued benefit plan liability	10,342	(875)	9,467

Net accumulated other comprehensive loss	(1,196)	(9,993)	(11,189)

At December 31, 2005, accumulated other comprehensive income (loss) included $1.2 million, net of tax, associated with an additional liability in excess of prior service cost for the non-qualified pension plan. This amount was adjusted further due to the adoption of SFAS No. 158 and is reflected in the above adjustments. Adjustments to other assets represent prepaid amounts associated with the qualified pension plan, prior service costs and deferred tax amount

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2006	2005	2006	2005	2006	2005
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$43,770	$39,848	$9,131	$7,477	$594	$1,914
Service cost	2,206	2,169	139	117	4	75
Interest cost	2,526	2,341	527	491	18	60
Benefit payments	(2,339)	(2,315)	(428)	(344)	(25)	(42)
Plan change	(1,141)	—	—	1,725	(274)	(1,177)
Actuarial loss (gain)	4,789	1,727	(252)	(335)	33	(148)
Curtailment	—	—	—	—	—	(88)

Projected benefit obligation at December 31,	$49,811	$43,770	$9,117	$9,131	$350	$594

Change in Plan Assets:
Plan assets fair value at January 1,	49,087	44,617	—	—	—	—
Employer contributions	—	6,600	428	344	25	42
Benefit payments	(2,339)	(2,315)	(428)	(344)	(25)	(42)
Actual return on plan assets	6,294	185	—	—	—	—

Plan assets fair value at December 31,	$53,042	$49,087	$—	$—	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$3,231	$5,317	$(9,117)	$(9,131)	$(350)	$(594)

Accumulated Benefit Obligation	$46,455	$40,025

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2006	2005	2004	2006	2005	2004
Discount rate	5.93%	5.88%	6.00%	5.93%	5.88%	6.00%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended December 31 includes the following components.

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
(in thousands)	2006	2005	2004	2006	2005	2004	2006	2005	2004
Service cost - benefits earned during the year	$2,206	$2,169	$1,954	$139	$117	$141	$4	$75	$181
Interest cost on projected benefit obligation	2,526	2,341	2,205	527	491	395	18	60	114
Expected return on plan assets	(3,862)	(3,722)	(3,382)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	735	302	194	656	585	166	(6)	(111)	24
Curtailment gain	—	—	—	—	—	—	—	(1,203)	—

Net pension cost included in employee benefits expense	$1,605	$1,090	$971	$1,322	$1,193	$702	$16	$(1,179)	$319

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Discount rate	5.88%	6.00%	6.25%	5.88%	6.00%	6.25%	5.88%	6.00%	6.25%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.50%	8.50%

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Qualified Pension Plan Assets

The investment objective for the qualified pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Guidelines are set to achieve a total return from investment income and capital appreciation that insure adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The upper and lower composition limits of the portfolio is covered by the following parameters—equities: 44-83%, fixed income: 27-37%, and cash and equivalents: 0-10%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor, which is unaffiliated with the Corporation or investment management, reviews the asset mix and portfolio performance with management. Management periodically evaluates the long-term rate of return on the qualified pension plan assets by reviewing the actual returns on the assets for specific periods of time, in addition to averaging the actual returns over specific periods of time. Based on these reviews, the vast majority of the rates of return for the qualified plan assets were greater than or equal to 8.0% for 2006, 8.5% for 2005 and 8.5% for 2004.

The Corporation’s pension plan weighted-average asset allocations at December 31 by asset category were as follows:

	Qualified Pension Plan
	2006	2005
Equity securities	70.8%	67.8%
Debt securities	26.5%	26.6%
Cash	2.7%	5.6%

	100.0%	100.0%

Contributions

The minimum required contribution in 2006 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2007 to the qualified plan. During 2005, the Corporation contributed $6.6 million to the qualified pension plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2007, which is equal to the benefits paid under the plans.

Benefit Payments

Presented below are the estimated future benefit payments, which as appropriate, reflect expected future service.

(in thousands)	Qualified Pension Plan	Non-qualified Pension Plan	Post- retirement Benefits
2007	$2,903	$466	$33
2008	2,758	462	33
2009	3,107	459	32
2010	2,892	521	31
2011	3,166	518	31
2012-2016	19,591	5,097	140

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $2.5 million, $2.5 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.

NOTE 21—REGULATORY CAPITAL

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

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2006. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

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

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,
(dollars in thousands)	2006	2005	2006	2005
Total equity capital per consolidated financial statements	$633,631	$630,495	$504,082	$503,920
Qualifying trust preferred securities	129,000	129,000	—	—
Minimum pension liability	—	(1,196)	—	(1,196)
Accumulated other comprehensive loss	22,107	17,283	22,183	17,283

Adjusted capital	784,738	775,582	526,265	520,007
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(263,665)	(265,794)	(9,122)	(10,939)

Total tier 1 capital	521,073	509,788	517,143	509,068

Adjustments for tier 2 capital:
Allowance for loan losses	45,203	45,639	45,203	45,639
Allowance for letter of credit losses	534	467	534	467

Total tier 2 capital adjustments	45,737	46,106	45,737	46,106

Total regulatory capital	$566,810	$555,894	$562,880	$555,174

					Minimum Regulatory Requirements	To be “Well Capitalized”
Risk-weighted assets	$4,781,982	$4,645,900	$4,770,854	$4,638,729
Quarterly regulatory average assets	6,108,492	6,070,270	6,089,222	6,063,671
Ratios:
Tier 1 leverage	8.53%	8.40%	8.49%	8.40%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.90	10.97	10.84	10.97	4.00	6.00
Total regulatory capital to risk-weighted assets	11.85	11.97	11.80	11.97	8.00	10.00

NOTE 22—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 91 traditional and 64 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 252 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2006:
Net interest income	$61,394	$109,191	$33,418	$204,003
Provision for loan losses	1,283	2,328	362	3,973

Net interest income after provision for loan losses	60,111	106,863	33,056	200,030
Non-interest income	18,720	101,742	(6,792)	113,670
Non-interest expense	26,101	154,879	33,599	214,579

Income (loss) before income taxes	52,730	53,726	(7,335)	99,121
Income tax expense (benefit)	15,490	15,782	(2,154)	29,118

Net income (loss)	$37,240	$37,944	$(5,181)	$70,003

Total assets	$2,163,576	$3,068,326	$1,063,991	$6,295,893

2005:
Net interest income	$57,029	$102,124	$39,557	$198,710
Provision for loan losses	3,552	1,071	400	5,023

Net interest income after provision for loan losses	53,477	101,053	39,157	193,687
Non-interest income	15,476	95,999	1,034	112,509
Non-interest expense	23,505	145,758	31,474	200,737

Income before income taxes	45,448	51,294	8,717	105,459
Income tax expense	14,010	15,812	2,687	32,509

Net income	$31,438	$35,482	$6,030	$72,950

Total assets	$1,937,459	$3,116,892	$1,301,575	$6,355,926

2004:
Net interest income	$46,555	$85,522	$50,136	$182,213
Provision for loan losses	3,193	1,793	2,548	7,534

Net interest income after provision for loan losses	43,362	83,729	47,588	174,679
Non-interest income	13,012	88,086	(130)	100,968
Non-interest expense	20,751	128,456	34,521	183,728

Income before income taxes	35,623	43,359	12,937	91,919
Income tax expense	11,602	14,122	4,215	29,939

Net income	$24,021	$29,237	$8,722	$61,980

Total assets	$1,737,854	$3,025,716	$1,807,846	$6,571,416

The following table discloses the net carrying amount of goodwill at December 31, 2006, 2005 and 2004 respectively by segment.

(in thousands)	2006	2005	2004
Commercial Banking	$86,621	$86,651	$87,122
Consumer Banking	167,922	168,204	169,119

Total	$254,543	$254,855	$256,241

NOTE 23—FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Derivative Financial Instruments

Interest rate swaps and cap/corridor arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2006		2005
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$142,794	$142,794	$159,474	$159,474
Short-term investments	7,118	7,118	3,992	3,992
Mortgage loans held for sale	10,615	10,615	8,169	8,189
Securities available for sale	1,582,736	1,582,736	1,794,086	1,794,086
Securities held to maturity	101,867	102,950	111,269	110,081
Loans, net of allowance	3,820,289	3,747,850	3,649,742	3,560,292
Other assets - cash surrender value life insurance	160,822	160,822	155,438	155,438
Liabilities:
Deposits	4,140,112	3,847,677	4,124,467	3,837,264
Short-term borrowings	658,887	659,038	647,752	647,857
Long-term debt	828,079	835,127	920,022	924,377
Derivative financial instruments	1,390	1,390	5,183	5,183

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 24—PARENT COMPANY FINANCIAL INFORMATION

The statements of income, condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	2006	2005	2004
Interest income from bank subsidiary	$77	$92	$59
Interest income from investment securities	837	—	—
Net derivative losses on swaps	(669)	(2,078)	(1,090)
Net cash settlement on swaps	912	1,821	3,965
Net losses	(83)	—	—
Dividend income from subsidiaries	71,990	41,635	119,612

Total income	73,064	41,470	122,546

Operating expenses	11,437	11,668	11,495

Income before income taxes and equity in undistributed income of subsidiaries	61,627	29,802	111,051
Income tax benefit	3,627	4,029	2,443

	65,254	33,831	113,494
Equity in undistributed income (loss) of subsidiaries	4,749	39,119	(51,514)

Net income	$70,003	$72,950	$61,980

Statements of Condition

	December 31,
(in thousands)	2006	2005
Assets:
Interest-bearing deposit with bank subsidiary	$1,535	$932
Securities available for sale	15,116	—
Investment in subsidiaries	508,115	507,638
Other assets	259,179	260,112

Total assets	$783,945	$768,682

Liabilities:
Long-term debt	$136,857	$136,715
Other liabilities	13,457	1,472

Total liabilities	150,314	138,187

Stockholders’ equity:
Common stock	32,433	32,933
Additional paid-in capital	370,425	393,555
Retained earnings	252,880	221,290
Net accumulated other comprehensive loss	(22,107)	(17,283)

Total stockholders’ equity	633,631	630,495

Total liabilities and stockholders’ equity	$783,945	$768,682

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2006	2005	2004
Operating activities:
Net income	$70,003	$72,950	$61,980
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	(4,749)	(39,119)	51,514
Other operating activities	12,253	6,430	3,059

Total adjustments	7,504	(32,689)	54,573

Net cash provided by operating activities	77,507	40,261	116,553

Investing activities:
Cash paid in acquisition	—	—	(83,814)
Purchases of securities available for sale	(15,080)	—	—
Contributed from bank subsidiary	—	32,502	—

Net cash provided (used) by investing activities	(15,080)	32,502	(83,814)

Financing activities:
Proceeds from issuance of common stock	15,598	13,083	11,224
Purchase of treasury stock	(39,228)	(22,584)	(4,220)
Cash dividends on common stock	(38,413)	(35,729)	(31,456)
Redemption of junior subordinated debentures	—	(36,083)	—
Other financing activities	219	(722)	(261)

Net cash used by financing activities	(61,824)	(82,035)	(24,713)

Increase (decrease) in cash and cash equivalents	603	(9,272)	8,026
Cash and cash equivalents at beginning of period	932	10,204	2,178

Cash and cash equivalents at end of period	$1,535	$932	$10,204

Supplemental disclosures:
Income taxes refunded	$2,351	$4,212	$2,558
Stock issued for acquired company	—	—	251,176

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2006 is effective.

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

Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report. Accordingly, KPMG LLP has issued an attestation report on management’s assessment of the Corporation’s internal control over financial reporting. KPMG LLP’s report is included in “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2006.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers, corporate governance and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections “Election of Directors,” “Corporate Governance” and “Other Information Relating to Directors and Executive Officers of Provident Bankshares” in the Corporation’s Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

The Corporation has adopted a Code of Business Conduct and Ethics which is available in the “Corporate Governance” section of the “Investor Relations” page of Provident’s website at www.provbank.com.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the text and tables under “Directors’ Compensation,” “Executive Compensation,” “Compensation Disclosure and Analysis” and “Compensation Committee Report” in the Corporation’s Proxy Statement.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2006, about Corporation equity securities that may be issued under all of Provident Bankshares’ equity compensation plans. The Corporation’s stockholders approved each of the Corporation’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,113,371	$28.21	4,676,594
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,113,371	$28.21	4,676,594

Performance Graph

The SEC requires that Provident include in the Form 10-K statement a line-graph comparing cumulative shareholder returns as of December 31 for each of the last five years among the common stock, a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by Provident, assuming in each case both an initial $100 investment and reinvestment of dividends. Consistent with past practice, the Corporation has selected the Nasdaq Market Index as the relevant broad market index because prices for the common stock are quoted on the Nasdaq National Market. Additionally, the Corporation has selected the Hemscott Group Index (formerly known as the Coredata Group Index) as the relevant industry standard because such index consist of financial institutions which are headquarter in the mid-Atlantic region and the board of directors believes that such institutions generally possess assets, liabilities and operations more similar to those Provident and its subsidiaries than other publicly-available indices.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PROVIDENT BANKSHARES CORP.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2002

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2006

	Fiscal Year Ending
Company/Index/Market	2001	2002	2003	2004	2005	2006
Provident Bankshares Corp	100.00	98.63	130.77	166.15	159.51	173.68
Regional Mid Atlantic Banks	100.00	95.63	121.89	139.01	140.08	157.76
NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Item 13. Certain Relationships and Related Transactions, Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections “Corporate Governance,” “Election of Directors” and “Transactions with Management” in the Corporation’s Proxy Statement.

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

(1) The Consolidated Financial Statements of Provident Bankshares Corporation and Subsidiaries are included in Item 8 and incorporated herein by reference.

(2) All financial statement schedules are omitted as the required information either is not applicable or is contained in the financial statements or related notes.

(3) Exhibits

The following is an index of the exhibits included in this report:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Sixth Amended and Restated Bylaws of Provident Bankshares Corporation (2)

(10.1)	Executive Incentive Plan (8)

(10.2)	Executive Vice Presidents’ Incentive Plan (8)

(10.3)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (3)

(10.4)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers (4)

(10.5)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers (4)

(10.6)	Form of Deferred Compensation Plan for Outside Directors (5)

(10.7)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (5)

(10.8)	Supplemental Retirement Income Agreement for Peter M. Martin (6)

(10.9)	Supplemental Retirement Income Agreement for Gary N. Geisel (6)

(10.10)	Provident Bankshares Corporation 2004 Equity Compensation Plan (9)

(10.11)	Consulting Agreement between Provident Bank and Enos K. Fry (10)

(10.12)	Form of Supplemental Retirement Income Agreement for Kevin G. Byrnes and Dennis A. Starliper.

(11.0)	Statement re: Computation of Per Share Earnings (7)

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on January 17, 2006.
(3)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(4)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(5)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.

(6)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(7)	Incorporated herein by reference to Note 18 in the Notes to Consolidated Financial Statements.
(8)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on March 16, 2006.
(9)	Incorporated herein by reference from Appendix F to the Registrant’s Form S-4, as amended, (File No. 333-112083) initially filed with the Commission on January 22, 2004.
(10)	Incorporated by reference from Registrant’s June 2006 Quarterly Report on Form 10-Q (File No. 0-16421) filed with the Commission on August 9, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

March 1, 2007	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 1, 2007	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

March 1, 2007	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

A Majority of the Board of Directors*

Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, William J. Crowley, Jr., James G. Davis, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan J. Logan, Barbara B. Lucas, Peter M. Martin, Pamela J. Mazza, Frederick W. Meier, Jr., Dale B. Peck, Francis G. Riggs, Sheila K. Riggs, Donald E. Wilson

*	Pursuant to the Power of Attorney incorporated by reference.

March 1, 2007	By	/s/ LAWRENCE J. BEYER
Lawrence J. Beyer
Attorney-in-fact

EXHIBIT INDEX

EXHIBIT	DESCRIPTION
10.12	Form of Supplemental Retirement Income Agreement for Kevin G. Byrnes and Dennis A. Starliper.
21.0	Subsidiaries of Provident Bankshares Corporation
23.1	Consent of Independent Registered Public Accounting Firm
24.0	Power of Attorney
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer