Form 10-Q
period 2007-03-31
PROVIDENT BANKSHARES CORP
filed 2007-05-10
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2007

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

At May 8, 2007, the Registrant had 32,241,256 shares of $1.00 par value common stock outstanding.

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

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K for the fiscal year ended December 31, 2006 under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	March 31, 2007	December 31, 2006	March 31, 2006
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$124,528	$142,794	$138,404
Short-term investments	2,603	7,118	12,059
Mortgage loans held for sale	12,356	10,615	8,007
Securities available for sale	1,569,279	1,582,736	1,805,972
Securities held to maturity	68,904	101,867	110,681
Loans	3,890,421	3,865,492	3,713,169
Less allowance for loan losses	45,519	45,203	44,754

Net loans	3,844,902	3,820,289	3,668,415

Premises and equipment, net	64,670	67,936	64,558
Accrued interest receivable	34,997	37,084	32,465
Goodwill	253,906	254,543	254,855
Intangible assets	8,515	8,965	10,315
Other assets	250,032	261,946	266,703

Total assets	$6,234,692	$6,295,893	$6,372,434

Liabilities:
Deposits:
Noninterest-bearing	$769,081	$761,830	$826,598
Interest-bearing	3,513,319	3,378,282	3,335,841

Total deposits	4,282,400	4,140,112	4,162,439

Short-term borrowings	498,118	658,887	760,110
Long-term debt	781,776	828,079	783,702
Accrued expenses and other liabilities	36,601	35,184	35,987

Total liabilities	5,598,895	5,662,262	5,742,238

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 32,243,534, 32,433,387 and 32,974,784 shares at March 31, 2007, December 31, 2006 and March 31, 2006, respectively	32,244	32,433	32,975
Additional paid-in capital	362,224	370,425	393,640
Retained earnings	259,115	252,880	230,155
Net accumulated other comprehensive loss	(17,786)	(22,107)	(26,574)

Total stockholders’ equity	635,797	633,631	630,196

Total liabilities and stockholders’ equity	$6,234,692	$6,295,893	$6,372,434

The accompanying notes are an integral part of these statements.

Provident Bankshar es Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2007	2006
Interest Income:
Loans, including fees	$69,254	$61,147
Investment securities	22,645	23,952
Tax-advantaged loans and securities	1,200	806
Short-term investments	97	79

Total interest income	93,196	85,984

Interest Expense:
Deposits	25,646	17,066
Short-term borrowings	7,742	8,548
Long-term debt	10,965	9,122

Total interest expense	44,353	34,736

Net interest income	48,843	51,248
Less provision for loan losses	1,052	318

Net interest income after provision for loan losses	47,791	50,930

Non-Interest Income:
Service charges on deposit accounts	22,271	22,052
Commissions and fees	1,662	1,608
Net gains	1,203	540
Net derivative losses on swaps	(63)	(603)
Net cash settlement on swaps	206	290
Other non-interest income	4,682	4,338

Total non-interest income	29,961	28,225

Non-Interest Expense:
Salaries and employee benefits	27,929	27,632
Occupancy expense, net	6,104	5,729
Furniture and equipment expense	3,785	3,847
External processing fees	5,090	4,967
Restructuring activities	867	—
Other non-interest expense	10,993	10,616

Total non-interest expense	54,768	52,791

Income before income taxes	22,984	26,364
Income tax expense	6,870	8,106

Net income	$16,114	$18,258

Net Income Per Share Amounts:
Basic	$0.50	$0.55
Diluted	0.50	0.55

The accompanying notes are an integral part of these statements.

Provident Bankshares Corp oration and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(in thousands)	2007	2006
Operating Activities:
Net income	$16,114	$18,258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,938	5,604
Provision for loan losses	1,052	318
Provision for deferred income tax (benefit)	(1,389)	100
Net gains	(1,203)	(540)
Net derivative losses on swaps	63	603
Originated loans held for sale	(31,052)	(20,188)
Proceeds from sales of loans held for sale	29,491	20,473
Restructuring activities	867	—
Cash payments for restructuring activities	(510)	—
Net decrease in accrued interest receivable and other assets	13,804	594
Net increase in accrued expenses and other liabilities	1,417	2,797

Total adjustments	17,478	9,761

Net cash provided by operating activities	33,592	28,019

Investing Activities:
Principal collections and maturities of securities available for sale	39,616	58,999
Principal collections and maturities of securities held to maturity	31,815	—
Proceeds from sales of securities available for sale	37,015	11,141
Purchases of securities available for sale	(56,993)	(94,472)
Loan originations and purchases less principal collections	(25,165)	(19,824)
Purchases of premises and equipment	(1,753)	(2,151)
Sale of branch facility	1,967	—

Net cash provided (used) by investing activities	26,502	(46,307)

Financing Activities:
Net increase in deposits	142,288	38,251
Net increase (decrease) in short-term borrowings	(160,769)	112,358
Proceeds from long-term debt	25,000	30,000
Payments and maturities of long-term debt	(71,225)	(167,128)
Proceeds from issuance of stock	1,729	5,405
Tax benefits associated with share based payments	100	1,070
Purchase of treasury stock	(10,119)	(5,278)
Cash dividends paid on common stock	(9,879)	(9,393)

Net cash provided (used) by financing activities	(82,875)	5,285

Decrease in cash and cash equivalents	(22,781)	(13,003)
Cash and cash equivalents at beginning of period	149,912	163,466

Cash and cash equivalents at end of period	$127,131	$150,463

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$26,781	$23,438
Income taxes paid	90	155
Impairment of premises and equipment	357	—

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

March 31, 2007

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Center and leases through Court Square Leasing and Provident Lease Corporation.

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the audited Consolidated Financial Statements or in the notes to the audited Consolidated Financial Statements as included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s unaudited Condensed Consolidated Financial Statements.

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

Cash Flow Hedges—For derivatives designated as cash flow hedges, marked-to-market adjustments are recorded net of income taxes as a component of other comprehensive income (“OCI”) in stockholders’ equity, except for the ineffective portion which is recorded in non-interest income. Amounts recorded in OCI are recognized into earnings concurrent with the hedged items’ impact on earnings.

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

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Condensed Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous marked-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous marked-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative is considered a non-designated derivative and continues to be marked-to-market in the Condensed Consolidated Statements of Condition as an asset or liability, and marked-to-market through current period earnings in the Condensed Consolidated Statements of Income and not through OCI.

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

Share-Based Payment

Effective January 1, 2006, the Corporation adopted SFAS No.123(R), “Share-Based Payment” (“SFAS No. 123R”) that requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees in the Condensed Consolidated Statements of Income.

Compensation cost for stock options granted after January 1, 2006 and restricted stock grants is recognized as non-interest expense in the Condensed Consolidated Statements of Income on a straight-line basis over the vesting period of each stock option and restricted share grant. Compensation cost for stock options includes the impact of an estimated forfeiture rate. The impact of forfeitures on the restricted stock grants is recorded as they occur.

At March 31, 2007 and 2006, respectively, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

Income Taxes

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary.

Other Changes in Accounting Principles

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

In September 2006, the EITF issued EITF No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”), which will be effective for fiscal years beginning after December 15, 2006. The issue addresses the determination of which amounts should be included in the contractual terms of insurance policies, other than cash surrender values, and whether the impact of the contractual ability to surrender all of the policies at the same time should affect the amounts. The Corporation currently owns various cash surrender and bank owned life insurance policies. Under the provisions of EITF 06-5, the application of this guidance can be recognized through a cumulative adjustment to beginning retained earnings. If it is determined that certain amounts are not to be included as part of the life insurance policies or if surrender charges exist, these amounts should be deducted from the cash surrender values and an adjustment will be necessary. Accordingly, this treatment will not have any impact on the Corporation’s results of operations. The Corporation adopted the provisions as of January 1, 2007 and has evaluated the terms of each policy and determined that there was no impact on the financial condition of the Corporation at March 31, 2007.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of the provisions of SFAS No. 159 is permitted for certain eligible items as of the beginning of the fiscal year that begins on or before November 15, 2007, if certain condition are met. The statement permits all entities to elect, at specific dates, to measure certain eligible items at fair value. Once fair value is elected for any items, changes in unrealized gains and losses shall be reported in earnings at each subsequent reporting date. This guidance may be applied to specific financial assets or liabilities, is irrevocable once elected and must be applied to the entire instrument, not to only specific risks, cash flows or portions of an instrument. The Corporation is currently evaluating the implications of this guidance on the Corporation.

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$68,327	$1	$1,686	$66,642
Mortgage-backed securities	700,119	1,272	15,614	685,777
Municipal securities	122,513	706	314	122,905
Other debt securities	688,550	6,941	1,536	693,955

Total securities available for sale	1,579,509	8,920	19,150	1,569,279

Securities held to maturity:
Other debt securities	68,904	1,809	244	70,469

Total securities held to maturity	68,904	1,809	244	70,469

Total investment securities	$1,648,413	$10,729	$19,394	$1,639,748

December 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$73,105	$—	$1,694	$71,411
Mortgage-backed securities	718,697	1,105	18,947	700,855
Municipal securities	100,973	693	293	101,373
Other debt securities	706,748	3,619	1,270	709,097

Total securities available for sale	1,599,523	5,417	22,204	1,582,736

Securities held to maturity:
Other debt securities	101,867	2,223	1,140	102,950

Total securities held to maturity	101,867	2,223	1,140	102,950

Total investment securities	$1,701,390	$7,640	$23,344	$1,685,686

March 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$70,832	$—	$2,429	$68,403
Mortgage-backed securities	1,011,815	644	39,094	973,365
Municipal securities	82,266	97	835	81,528
Other debt securities	680,834	2,687	845	682,676

Total securities available for sale	1,845,747	3,428	43,203	1,805,972

Securities held to maturity:
Other debt securities	110,681	265	1,502	109,444

Total securities held to maturity	110,681	265	1,502	109,444

Total investment securities	$1,956,428	$3,693	$44,705	$1,915,416

At March 31, 2007, a net unrealized after-tax loss of $5.8 million on the securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compared to a net unrealized after-tax loss of $22.2 million at March 31, 2006 and a net unrealized after-tax loss of $9.1 million at December 31, 2006.

Management reviews the investment portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At March 31, 2007, the unrealized losses contained within the Corporation’s investment portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

For further details regarding investment securities at December 31, 2006, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2006.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Residential real estate:
Originated and acquired residential mortgage	$319,437	$333,568	$421,122
Home equity	1,003,666	991,327	924,311
Other consumer:
Marine	374,206	374,652	398,060
Other	25,065	28,427	28,652

Total consumer	1,722,374	1,727,974	1,772,145

Commercial real estate:
Commercial mortgage	454,096	445,563	470,364
Residential construction	586,127	599,275	483,309
Commercial construction	369,657	357,594	311,036
Commercial business	758,167	735,086	676,315

Total commercial	2,168,047	2,137,518	1,941,024

Total loans	$3,890,421	$3,865,492	$3,713,169

NOTE 4—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Balance at beginning of period	$45,203	$45,639
Provision for loan losses	1,052	318
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	138	331
Home equity	26	98
Marine and other consumer	465	292
Commercial business	107	482

Net charge-offs	736	1,203

Balance at end of period	$45,519	$44,754

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2007.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2006	$255,165	$(622)	$254,543
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(637)	—	(637)

Balance at March 31, 2007	$254,528	$(622)	$253,906

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2006	$15,429	$(6,464)	$8,965
Amortization expense	—	(450)	(450)

Balance at March 31, 2007	$15,429	$(6,914)	$8,515

The adjustment to goodwill during the first quarter of 2007 was due to the resolution of income tax uncertainties related to the Corporation’s merger with Southern Financial on April 30, 2004.

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Interest-bearing deposits:
Interest-bearing demand	$580,557	$559,682	$648,878
Money market	560,085	545,584	616,039
Savings	605,602	596,434	692,044
Direct time certificates of deposit	1,227,188	1,156,709	935,618
Brokered certificates of deposit	539,887	519,873	443,262

Total interest-bearing deposits	3,513,319	3,378,282	3,335,841
Noninterest-bearing deposits	769,081	761,830	826,598

Total deposits	$4,282,400	$4,140,112	$4,162,439

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Securities sold under repurchase agreements	$335,637	$306,437	$324,838
Federal funds purchased	160,000	320,000	378,000
Federal Home Loan Bank advances—variable rate	—	30,000	55,000
Other short-term borrowings	2,481	2,450	2,272

Total short-term borrowings	$498,118	$658,887	$760,110

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Federal Home Loan Bank advances—fixed rate	$24,963	$30,795	$111,712
Federal Home Loan Bank advances—variable rate	620,000	660,427	535,000
Junior Subordinated Debentures	136,813	136,857	136,990

Total long-term debt	$781,776	$828,079	$783,702

NOTE 9—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At March 31, 2007, 4.3 million shares were available to be granted by the Corporation pursuant to the plan.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s shares at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. All options issued prior to January 1, 2005 have contractual terms of ten years and are vested.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	Three Months Ended March 31,
	2007	2006
Weighted average dividend yield	3.41%	3.14%
Weighted average risk-free interest rate	4.72%	4.58%
Weighted average expected volatility	16.69%	19.92%
Weighted average expected life	5.25 years	5.25 years
Weighted average fair value of options granted	$5.44	$6.50

The Corporation recognized compensation expense related to options of $246 thousand and $57 thousand for the three months ended March 31, 2007 and 2006, respectively. For the three months ended March 31, 2007 and 2006, the intrinsic value of options exercised was $323 thousand and $2.7 million, respectively. Unrecognized compensation cost related to non-vested options is $3.0 million and $1.8 million at March 31, 2007 and 2006, respectively, and is expected to be recognized over a weighted average period of 3.5 years and 3.9 years, respectively.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	2,113,371	$28.21
Granted	317,708	$35.70
Exercised	(43,833)	$27.51
Cancelled or expired	(20,343)	$33.48

Options outstanding at March 31, 2007	2,366,903	$29.18	5.80	$9,006

Options exercisable at March 31, 2007	1,823,930	$27.20	5.28	$10,567

Restricted Stock Awards

The Corporation issues restricted stock grants, in the form of new shares, to its directors and certain key employees. The restricted stock grants are issued at the fair market value of the common shares on the date of each grant. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, and as such, those restricted stock grants vest immediately. For the first three months of 2007, no restricted stock was granted to any director, accordingly no expense was recognized. During the first three months of 2006, the Corporation recognized an expense of $8 thousand for restricted stock granted to directors. The restricted stock grants to the directors may not be sold or otherwise divested until six months subsequent to their departure from the board of directors. The restricted stock grants to employees vest ratably over four years. The Corporation recorded expense related to the employee restricted stock awards of $232 thousand and $110 thousand for the three months ended March 31, 2007 and 2006, respectively.

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2006	78,641	$35.33
Awards granted	57,656	$35.61
Vested	(21,028)	$35.19
Cancelled	(1,846)	$35.10

Unvested at March 31, 2007	113,423	$35.50

At March 31, 2007, unrecognized compensation cost related to non-vested restricted stock grants was $3.9 million and is expected to be recognized over a weighted average period of 3.3 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At and during all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by an equal and offsetting amount of $83 thousand and $909 thousand for the three months ended March 31, 2007 and 2006, respectively. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the three months ended March 31, 2007, the Corporation recorded an increase in value of derivatives of $1.0 million compared to a decrease of $2.0 million for the same period in 2006, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ended March 31, 2007, there was no ineffectiveness with respect to cash flow hedges compared to a $4 thousand charge to earnings for the same period in 2006.

Non-designated derivatives, which are interest rate swaps, are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended March 31, 2007 and 2006, the Corporation recorded a net loss of $63 thousand and a net loss of $603 thousand, respectively, to reflect the change in value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $206 thousand and $290 thousand for the three months ended March 31, 2007 and 2006, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
March 31, 2007 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$293,450	$716	$(282)
Receive fixed/pay variable	Hedge borrowing cost	25,000	—	(83)
Interest rate caps/corridors	Hedge borrowing cost	100,000	422	422

Total designated derivatives		418,450	1,138	57

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,245	3,245

Total non-designated derivatives		40,000	3,245	3,245

Total derivatives		$458,450	$4,383	$3,302

December 31, 2006 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$293,450	$471	$(1,410)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(280)
Interest rate caps/corridors	Hedge borrowing cost	140,000	615	615

Total designated derivatives		463,350	1,086	(1,075)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,465	2,465

Total non-designated derivatives		40,000	2,465	2,465

Total derivatives		$503,350	$3,551	$1,390

March 31, 2006 Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$50,000	$533	$533
Receive fixed/pay variable	Hedge investment rate risk	218,163	—	(3,397)
Receive fixed/pay variable	Hedge borrowing cost	57,900	—	(909)
Interest rate caps/corridors	Hedge borrowing cost	165,000	1,535	1,535

Total designated derivatives		491,063	2,068	(2,238)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,288	3,288

Total non-designated derivatives		40,000	3,288	3,288

Total derivatives		$531,063	$5,356	$1,050

NOTE 11—CONTINGENCIES AND OFF—BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	March 31, 2007
Commercial business and real estate	$1,073,268
Consumer revolving credit	778,039
Residential mortgage credit	25,003
Performance standby letters of credit	128,008

Total loan commitments	$2,004,318

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent realizable future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

NOTE 12—NET GAINS

Net gains include the following components for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net gains:
Securities sales	$212	$117
Asset sales	838	141
Debt extinguishment	153	282

Net gains	$1,203	$540

NOTE 13—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Condensed Consolidated Statements of Income as they are incurred. The costs include incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model and do not represent on-going costs of the organization. For the first quarter of 2007, these costs relate to branch closures consummated by the Corporation. The branch closure costs are composed of contract termination costs and the write-down of premises and equipment values. These costs are shown in the following table.

(in thousands)	For the three months ended March 31, 2007
Contract terminations	$473
Impairment of premises and equipment	357
Other related costs	37

$867

Subsequent to March 31, 2007, the Corporation does not anticipate incurring any further costs relating to the previously announced branch closures. In addition, the branch closure initiative realized a gain associated with the sale of a branch facility that amounted to $767 thousand. This gain is reflected in net gains from asset sales in Note 12.

All amounts accrued with respect to the branch closure initiative have been recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2007. Accordingly, the Condensed Consolidated Statements of Condition do not contain any reserves for such costs at March 31, 2007.

No amounts have been accrued for the corporate efficiency and infrastructure initiatives that are in process because the amounts and timing cannot be reasonably estimated.

NOTE 14—UNCERTAIN TAX POSITIONS

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Income. At January 1, 2007, no interest and penalties were required to be recognized. At January 1, 2007, the tax years that remain subject to examination are 2003 through 2006 for both the Federal and State of Maryland tax authorities.

NOTE 15—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2007	2006
Net income	$16,114	$18,258

Basic EPS shares	32,196	32,948

Basic EPS	$0.50	$0.55

Dilutive shares	300	417

Diluted EPS shares	32,496	33,365

Diluted EPS	$0.50	$0.55

Antidilutive shares	627	10

NOTE 16—COMPREHENSIVE INCOME

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated.

(in thousands)	Three Months ended March 31,
	2007			2006
	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$5,690	$2,251	$3,439	$(12,295)	$(5,115)	$(7,180)
Reclassification of net losses (gains) realized in net income	(212)	(84)	(128)	(117)	(46)	(71)

Net unrealized gains (losses) on securities arising during the year	5,478	2,167	3,311	(12,412)	(5,161)	(7,251)

Net unrealized gains (losses) from derivative activities arising during the year	1,370	360	1,010	(3,204)	(1,164)	(2,040)

Other comprehensive income (loss)	$6,848	$2,527	$4,321	$(15,616)	$(6,325)	$(9,291)

Net income			16,114			18,258

Comprehensive income			$20,435			$8,967

NOTE 17—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

(in thousands)	Three Months Ended March 31,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
	2007	2006	2007	2006	2007	2006
Service cost—benefits earned during the period	$632	$842	$57	$36	$1	$72
Interest cost on projected benefit obligation	724	908	215	153	6	58
Expected return on plan assets	(1,107)	(1,444)	—	—	—	—
Net amortization and deferral of loss (gain)	211	117	268	182	(2)	(107)

Net pension cost included in employee benefits expense	$460	$423	$540	$371	$5	$23

No contributions were made to the qualified pension plan in the three months ended March 31, 2007 and 2006, respectively. The minimum required contribution in 2007 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties and the lack of available data at this time, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2007 to the qualified plan.

For the unfunded non-qualified pension plans and postretirement benefit , the Corporation will contribute the minimum required amount in 2007, which is equal to the benefits paid under the plans.

NOTE 18—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 85 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 245 bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended March 31,	-------2007 -------				-------2006 -------
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total

Net interest income	$15,737	$24,916	$8,190	$48,843	$14,873	$27,379	$8,996	$51,248
Provision for loan losses	17	582	453	1,052	351	521	(554)	318

Net interest income after provision for loan losses	15,720	24,334	7,737	47,791	14,522	26,858	9,550	50,930
Non-interest income	4,853	25,044	64	29,961	4,758	24,063	(596)	28,225
Non-interest expense	6,116	40,939	7,713	54,768	6,413	38,487	7,891	52,791

Income before income taxes	14,457	8,439	88	22,984	12,867	12,434	1,063	26,364
Income tax expense	4,321	2,523	26	6,870	3,956	3,823	327	8,106

Net income	$10,136	$5,916	$62	$16,114	$8,911	$8,611	$736	$18,258

Total assets	$2,182,262	$3,156,421	$896,009	$6,234,692	$1,968,816	$3,129,567	$1,274,051	$6,372,434

NOTE 19—SUBSEQUENT EVENTS

Branch Sale

On May 4, 2007, the Corporation entered into a definitive agreement to sell six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. These branches have an unamortized core deposit intangible of $1.2 million associated with the deposits that will be netted against the sale proceeds as part of the net gain on this transaction. The transaction is expected to close sometime during the third quarter of 2007.

The sale of the six branches is consistent with the Corporation’s strategy to rationalize the branch network and to focus on the Corporation’s core markets – the high growth, metropolitan areas of Baltimore, Washington and Richmond.

The branches that will be sold are located in western and central Virginia, in the towns of Charlottesville, Middleburg, Warrenton and Winchester. The six branches have total deposits of approximately $46 million at March 31, 2007. Premises and equipment associated with the branches will be included as part of the branch sale and sold at their fair value, however, loans associated with these branches will not be included in the sale.

Legislative Development

In early April 2007, the State of Maryland passed legislation eliminating a previously legal dividend deduction for captive real estate investment trusts. The new legislation has not been signed by the Governor into law as of May 10, 2007. If signed into law, it will be effective July 1, 2007 and will be retroactive to January 1, 2007. The Corporation, which maintains a trust to which the new legislation is applicable, is evaluating the impact of this change in legislation and its supporting tax regulations on the Corporation’s operations. The actual amount of the increase in annual tax expense is uncertain at May 10, 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”), a Maryland chartered stock commercial bank. At March 31, 2007, the Bank is currently the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.2 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

Provident’s principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers – individuals, small businesses and middle market businesses. The Corporation offers consumer and commercial lending products and services through the Consumer Banking group and the Commercial Banking group. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Center (“PIC”) and leases through Court Square Leasing and Provident Lease Corporation.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 148 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 148 banking offices, 47% are located in the Greater Baltimore region and 53% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 245 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides free access to more than 11,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Small Business. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer and small business loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The small business segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the

Corporation’s regional presence in its market area. The Commercial Banking group provides customized banking solutions to middle market commercial customers and provides the lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer. Most recently, management has introduced a remote deposit product, which allows a customer to electronically post their deposits directly from the workplace. This product was designed to attract and retain commercial deposits. Business clients have enthusiastically embraced this convenience based product.

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

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident continues to evaluate expansion opportunities within the regions that it serves. Provident supplements growth opportunities with acquisitions if it is a strategic fit and is within the Corporation’s pricing model.

Restructuring Activities

During the fourth quarter of 2006, management initiated a corporate-wide efficiency and infrastructure initiative program that focuses on three major areas: the rationalization of the branch network; the composition and execution of fee generation activities, and the third and largest focus, the fundamental efficiency of basic loan and deposit operational support activities. The identified financial objective is to improve pre-tax earnings for 2007 by $10 million, with approximately one-third being generated by increased revenue and two-thirds derived from reduced operating expenses.

The initial phase of this program was an extensive internal review of the branch network locations to consider each location’s profitability, opportunity for growth and proximity to other branches. That work was completed in the first quarter of 2007 and is in the final stages of implementation. In the first quarter of 2007, the Corporation closed 1 branch in Maryland and 6 branches in Virginia, with $76 million in deposits that were transferred and retained. The associated pre-tax earnings benefit from this action, commencing in the second quarter, is approximately $459 thousand per quarter. This benefit represents the first $1.4 million delivery under the aforementioned $10 million 2007. The first quarter of 2007 earnings were not materially impacted as the gain realized from the sale of an owned branch facility substantially offset the branch closure costs. This action does not represent the entirety of the Corporation’s branch network rationalization program as additional activity is currently in its final evaluation. It is in this segment of the program that results will be initially realized.

Management has established four internal efficiency and infrastructure teams to identify revenue and efficiency opportunities. These cross-functional teams have been working with outside consultants to analyze expense and revenue opportunities based on industry best practices.

Increased revenue will come from a combination of both loan and deposit product sources and will include increased pricing and new fees where both are competitively available. It will also include improved collection of currently generated but waived or uncollected fees. With respect to operating expenses, reductions will almost entirely be provided by reduced staffing, the bulk of which is to be achieved via attrition. The attrition method renders expense reduction that is less immediate but more tactical. Reduced staffing will be realized from the rationalization of: (1) the branch network and composition of branch and branch support personnel and (2) improved efficiency in the loan, credit and customer support functions. Management is currently evaluating pricing and staffing models and believes that the $10 million is achievable. The quarterly distribution of these amounts is uncertain given the required amount of advance customer and staff notification. The Corporation expects to deliver the bulk of the 2007 amounts over the third and fourth quarter. The costs associated with initiatives are being reported separately in the Condensed Consolidated Statements of Income.

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

Occupancy expenses, which are fixed or variable costs associated with premises and equipment, consist primarily of lease payments, real estate taxes, depreciation charges, maintenance and cost of utilities.

Furniture and equipment include expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 5 to 15 years for building and leasehold improvements, and 3 to 10 years for furniture and equipment.

External processing fees are fees paid to third party for data processing services.

Restructuring activities are incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as discussed in Note 13 to the unaudited Condensed Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone, merger expense, restructuring activities and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the continued improvement in financial fundamentals through the continued execution of the Bank’s strategic priorities and strengthening of the balance sheet by growing loans and retaining customer deposits in the Bank’s core business segments and key major markets of Greater Baltimore, Greater Washington, D.C. and Virginia. Solid growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was financed by proceeds from payments and maturities in the Bank’s wholesale assets (originated and acquired residential mortgages and investment securities). The Corporation was also successful in retaining customer deposits over the past 12 months. Customer demand for higher rates has led to slower deposit growth for the industry as a whole. These successful efforts mentioned above have led to growth in average relationship-based loans of $284.9 million, or 8.7%, and average deposits of $81.7 million, or 2.0%, over the first quarter of 2006. At March 31, 2007, total assets were $6.2 billion, while total loans and deposits were $3.9 billion and $4.3 billion, respectively.

Over the past 12 months, growth in internally generated loan portfolios has replaced the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation continues to execute its strategy of strengthening the balance sheet by growing relationship-based portfolios and de-emphasizing wholesale assets. In addition, capital growth continues to be a specific focus for the Corporation. Tangible common equity as a percentage of assets has grown to 6.55% for the quarter ending March 31, 2007 compared to 6.50% and 6.41% at December 31, 2006 and March 31, 2006, respectively. Tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income, goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the “Purchase Accounting” method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for the investors. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31. 2007, December 31, 2006 and March 31, 2006, respectively.

(dollars in thousands)	March 31, 2007	December 31, 2006	March 31, 2006
Total equity capital per consolidated financial statements	$635,797	$633,631	$630,196
Accumulated other comprehensive loss	17,786	22,107	26,574
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(8,515)	(8,965)	(10,315)

Tangible common equity	$391,162	$392,230	$391,600

Total assets per consolidated financial statements	$6,234,692	$6,295,893	$6,372,434
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(8,515)	(8,965)	(10,315)

Tangible assets	$5,972,271	$6,032,385	$6,107,264

Tangible common equity ratio	6.55%	6.50%	6.41%

Lending

Total average loan balances increased to $3.9 billion in the first quarter of 2007, an increase of $170.8 million, or 4.6%, from the first quarter of 2006. The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Residential real estate:
Originated and acquired residential mortgage	$325,377	$439,513	$(114,136)	(26.0)%
Home equity	996,519	914,182	82,337	9.0
Other consumer:
Marine	373,271	406,826	(33,555)	(8.2)
Other	27,678	30,401	(2,723)	(9.0)

Total consumer	1,722,845	1,790,922	(68,077)	(3.8)

Commercial real estate:
Commercial mortgage	450,402	475,354	(24,952)	(5.2)
Residential construction	585,987	447,792	138,195	30.9
Commercial construction	371,302	309,123	62,179	20.1
Commercial business	740,810	677,346	63,464	9.4

Total commercial	2,148,501	1,909,615	238,886	12.5

Total loans	$3,871,346	$3,700,537	$170,809	4.6

Solid loan growth in the Corporation’s relationship-based loan portfolios more than replaced the continued strategic reductions in the wholesale loan portfolio. Relationship-based loans increased in the aggregate, $284.9 million, or 8.7%, over the same quarter in 2006. The Corporation’s focus on business development, combined with the experience of lending officers in the market, has resulted in strong growth in the home equity, commercial real estate and commercial business loan portfolios. As a result, total average loans increased by 4.6%, primarily due to an increase of $82.3 million, or 9.0%, in average home equity loans, $138.2 million, or 30.9%, in average residential construction loans, $62.2 million, or 20.1%, in commercial construction loans and $63.5 million, or 9.4%, in average commercial business loans. These increases more than offset planned reductions in originated and acquired residential mortgage loans of $114.1 million. These positive results illustrate the effectiveness of the Bank’s strategy to profitably grow and deepen customers relationships in all four key market segments: commercial, commercial real estate, consumer and small business.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. This marketing strategy resulted in the $82.3 million, or 9.0%, increase in home equity average loan balances, continuing the growth of $189.5 million, or 26.1%, that occurred in first quarter of 2006. The production of direct consumer loans, primarily home equity loans and lines, are generated through the Bank’s retail banking offices, phone center and internet channels. The strong growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

Commercial Banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $238.9 million, or 12.5%, compared to the first quarter of 2006. Residential and commercial construction loans posted increases compared to the same quarter of 2006 of $138.2 million and $62.2 million, respectively, reflecting continued strength and balanced growth in the regional real estate construction markets. During this same period, commercial business loans increased by $63.5 million, or 9.4%. This growth has occurred within the Corporation’s market footprint and is a reflection of the vibrancy in our markets and the group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through an effective level of loan administration and credit monitoring by an experienced credit management staff.

The overall result is a fairly balanced mix of revenue sources between consumer and commercial loan products with $1.7 billion, or 44.5%, in consumer loans, and $2.1 billion, or 55.5%, in commercial loans. In the first quarter of 2007 average loan balances of $1.5 billion were in the Greater Washington and Central Virginia regions and represent 38.2% of total average loan balances while 61.8% were in the Greater Baltimore region.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	March 31, 2007	December 31, 2006
Non-Performing Assets:
Originated and acquired residential mortgage	$7,910	$7,202
Home equity	542	280
Other consumer	673	492
Commercial mortgage	1,335	1,335
Commercial business	10,259	10,417

Total non-accrual loans	20,719	19,726
Total renegotiated loans	—	—

Total non-performing loans	20,719	19,726
Total other assets and real estate owned	3,117	2,483

Total non-performing assets	$23,836	$22,209

90-Day Delinquencies:
Originated and acquired residential mortgage	$1,795	$3,030
Home equity	683	648
Other consumer	994	1,413
Residential real estate construction	18	—
Commercial business	8	97

Total 90-day delinquencies	$3,498	$5,188

Asset Quality Ratios:
Non-performing loans to loans	0.53%	0.51%
Non-performing assets to loans	0.61%	0.57%
Allowance for loan losses to loans	1.17%	1.17%
Net charge-offs in quarter to average loans	0.08%	0.14%
Allowance for loan losses to non-performing loans	219.70%	229.15%

The Corporation’s loan portfolio continues to experience strong asset quality in the first quarter of 2007. The success within the Corporation’s loan portfolio is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the strategy of shifting the balance sheet away from wholesale loans to relationship-based loan portfolios. In addition, regional credit conditions were favorable for the first quarter of 2007.

The level of non-performing assets to total loans was 0.61% at March 31, 2007 compared to 0.57% at December 31, 2006. The level of 90-day delinquent loans declined during the same period, decreasing $1.7 million, or 32.6%, to $3.5 million from the $5.2 million level at December 31, 2006. In addition, net charge-offs in the quarter as a percentage of average loans declined from 0.14% in the fourth quarter of 2006 to 0.08%.

Overall, the asset quality ratios of the Corporation remain favorable. During the quarter, non-performing assets increased $1.6 million to $23.8 million at March 31, 2007, a 7.3% increase from the level at December 31, 2006. The increase in non-performing assets was mainly due to the $708 thousand increase in non-performing originated and acquired residential mortgage loans and a $634 thousand increase in other assets and real estate owned. Non-performing commercial business loans include $2.1 million of loans that have U.S. government guarantees.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous loan losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

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

The portion of the allowance that is allocated to individual internally criticized and non-accrual loans is determined by estimating the inherent loss on each problem credit after giving consideration to the value of underlying collateral. Management emphasizes loan quality and close monitoring of potential problem credits. Credit risk identification and review processes are utilized in order to assess and monitor the degree of risk in the loan portfolio. The Corporation’s lending and credit administration staff are charged with reviewing the loan portfolio and identifying changes in the economy or in a borrower’s circumstances that may affect the ability to repay debt or the value of pledged collateral. The loan classification and review system identifies those loans with a higher than normal risk of uncollectibility. Each commercial loan is assigned a risk rating based upon an assessment of the borrower’s financial capacity to service the debt and the presence and value of collateral for the loan.

In addition to being used to categorize risk, the Bank’s internal ten-point risk rating system is used to determine the allocated allowance for the commercial portfolio. Reserve factors, based on the actual loss history for a 5-year period for criticized loans, are assigned. If the factor, based on loss history, for classified credits is lower than the minimum established factor, the higher factor is applied. For loans with satisfactory risk profiles, the factors are based on the rating profile of the portfolio and the consequent historic losses of bonds with equivalent ratings.

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

The purpose of the unallocated component of the allowance is to mitigate the imprecision inherent in management’s estimates of expected credit losses and includes its determination of the amounts necessary for concentrations, economic uncertainties and other subjective factors that may not have been fully considered in the allocated allowance. The relationship of the unallocated component to the total allowance may fluctuate from period to period. Although management has allocated the majority of the allowance to specific loan categories, the evaluation of the allowance is considered in its entirety.

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

At March 31, 2007, the allowance was $45.5 million, or 1.17% of total loans outstanding, compared to an allowance at December 31, 2006 of $45.2 million, or 1.17% of total loans outstanding. The allowance coverage was 219.7% of non-performing loans at March 31, 2007 compared to 229.15% at December 31, 2006. Portfolio-wide net charge-offs represented 0.08% of average loans in first quarter of 2007, compared to 0.13% in first quarter of 2006 and 0.14% in the fourth quarter of 2006.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Transaction accounts:
Noninterest-bearing	$724,805	$791,615	$(66,810)	(8.4)%
Interest-bearing	518,115	569,191	(51,076)	(9.0)
Savings/money market:
Savings	598,591	692,013	(93,422)	(13.5)
Money market	542,751	614,094	(71,343)	(11.6)
Certificates of deposit:
Direct	1,184,343	898,518	285,825	31.8
Brokered	526,907	448,418	78,489	17.5

Total deposits	$4,095,512	$4,013,849	$81,663	2.0

Deposits by source:
Consumer	$2,779,804	$2,707,438	$72,366	2.7
Commercial	788,801	857,993	(69,192)	(8.1)
Brokered	526,907	448,418	78,489	17.5

Total deposits	$4,095,512	$4,013,849	$81,663	2.0

Average deposits increased $81.7 million, or 2.0%, in the first quarter of 2007 over the first quarter of 2006. Consumer deposits grew by 2.7%, or $72.4 million to $2.8 billion, while commercial deposits experienced a decline of $69.2 million, or 8.1%. Consumer certificates of deposit increased by $230.2 million from a year ago and were partially offset by $157.9 million decline in all other sources of consumer deposits. Commercial certificates of deposit also increased over the same period a year ago, growing by $55.7 million, or 51.8%, while all other sources of commercial deposits declined by $124.9 million. Over the past year, consumer and commercial customers have been shifting their deposits away from low yielding checking and savings accounts to higher yielding certificates of deposit or moving their deposits to alternative markets. This change in deposit mix is a result of the current rate environment and the intense level of competition. The use of brokered deposits increased from $448.4 million to $526.9 million as they provide a less expensive alternative to funding loan growth compared to other forms of borrowing.

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

At March 31, 2007, the investment portfolio totaled $1.6 billion, or 26.3% of total assets, compared to 30.1% of total assets at March 31, 2006. The portfolio declined $278.5 million from the level at March 31, 2006, reflecting management’s strategy to de-emphasize wholesale assets. Management continues to invest primarily in fixed and floating rate mortgage-backed securities, asset-backed securities, and municipal bonds to diversify investment portfolio risks, maximize stable earnings, and manage the Bank’s interest rate sensitivity. In the first quarter of 2007, $22.8 million of municipal bonds and $34.2 million of non-agency MBS were purchased, reinvesting proceeds of MBS sales and prepayments. Investment allocations as of March 31, 2007 include MBS (41.9%), ABS (40.7%), municipal (7.5%), corporate (5.8%), and U.S. Government securities (4.1%). The ABS portfolio consists of Aaa, Aa and single A rated pooled trust preferred securities. The municipal bond portfolio consists of geographically diversified Aaa rated securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, single or double A rated home equity ABS, and U.S. Treasury, Agency, and municipal securities. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2% and 3.5%. The portfolio duration is currently 3.0%. Another risk in the investment portfolio is credit risk. At March 31, 2007, approximately 56.7% of the entire investment portfolio was rated Aaa, 42.2% was investment grade below Aaa, and 1.1% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at March 31, 2007. Because the declines in fair value were due to changes in market interest rates or liquidity, not in estimated cash flows, no other than temporary impairment was recorded at March 31, 2007. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

Treasury funding, representing brokered certificates of deposit, short-term borrowings, long term debt and trust preferred, totaled $1.48 billion on March 31, 2007, down $216.3 million since year-end 2006. The decline offset core deposit growth of $122.3 million, commercial sweep repo growth of $29.2 million, and a $61.2 million reduction in total assets over that time period. One component of Treasury funding, brokered CDs, was increased by $20.0 million, to $539.9 million, due to continued favorable pricing in this market relative to other wholesale funding markets.

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation also acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. There are no issuances callable in 2007.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet future funding needs.

The Bank’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At March 31, 2007, $980.6 billion of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $870.0 million. An excess liquidity position of $516.7 million remains after covering $353.3 million of unsecured funds that mature in the next three months. Additionally, over $380 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At March 31, 2007, the Bank possessed $1.2 billion of overnight borrowing capacity, of which only $160 million was in use at quarter-end. The brokered certificates of deposit and unsecured debt markets, which generally are more expensive than secured funds of similar maturity, are also vital funding alternatives. In the first quarter of 2007, the Bank issued $136.5 million of brokered certificates of deposit at favorable pricing levels.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At March 31, 2007, over $600 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.7 billion consumer and residential loan portfolios is saleable under normal conditions.

A significant use of the Corporation’s liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the Corporation are utilized to pay dividends to stockholders, repurchase shares and pay interest on junior subordinated debentures. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities must be maintained. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

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

The following table summarizes significant contractual obligations at March 31, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

(in thousands)	Contractual Payments Due by Period				Total
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations	$12,945	$22,538	$16,435	$23,224	$75,142
Long-term debt	229,987	384,978	29,998	136,813	781,776

Total	$242,932	$407,516	$46,433	$160,037	$856,918

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31, 2007 were as follows:

(in thousands)	March 31, 2007
Commercial business and real estate	$1,073,268
Consumer revolving credit	778,039
Residential mortgage credit	25,003
Performance standby letters of credit	128,008

Total loan commitments	$2,004,318

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At March 31, 2007, the Corporation did not have any firm commitments to purchase loans.

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

The Corporation both purchases and originates amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2007 for the March 31, 2007 data and on January 1, 2007 for the December 31, 2006 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

Interest Rate Scenario	At March 31, 2007 Projected Percentage Change in Net Interest Income	At December 31, 2006 Projected Percentage Change in Net Interest Income
-200 basis points	-2.30%	-3.20%
-100 basis points	-1.50%	-2.30%
No change	—	—
+100 basis points	-0.20%	+0.30%
+200 basis points	0.00%	+1.00%

The projected outcomes presented above are based on a balance sheet growth forecast and parallel shifts in interest rates, i.e. all interest rates moving by the same amount. Management models many non-parallel rate change scenarios as well, including several yield-curve flattening scenarios. The results of each scenario differ; however, the results above are an accurate indication of the magnitude and direction of the Corporation’s interest rate risk.

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 2.5% under the assumed single direction scenarios. The Corporation’s one-year forward earnings are minimally impacted by changes in short-term interest rates. A prolonged decline in long-term rates could negatively impact net interest income, as shown above. Short-term interest rates, such as 3-month LIBOR, have increased approximately 35 basis points in the past 12 months while long-term rates have decreased approximately 22 basis points. A prolonged yield curve inversion is a growing possibility. Management routinely models several yield curve flattening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve flattening scenarios. Management is also focused on the potential for interest rates to begin falling in the near future, and is employing strategies to reduce the exposure to net interest margin from falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategy. As noted above, mitigating yield curve inversion risk has been a significant element of interest rate risk management. To protect the Bank from rising short-term interest rates, over $530 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $180.0 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $358.5 million of interest rate swaps were in force to reduce interest rate risk, and $100.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

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

Capital Resources

Total stockholders’ equity was $635.8 million at March 31, 2007, an increase of $2.2 million from December 31, 2006. The change in stockholders’ equity for the period was attributable to $16.1 million in earnings that was partially offset by dividends paid of $9.9 million. Net accumulated other comprehensive loss decreased by $4.3 million during the period primarily due to the impact of changing interest rates on the market value of the debt securities portfolio and cash flow hedges. Capital was also increased by $1.8 million associated with the exercise of vested stock options and was reduced by $10.1 million from the repurchase of 290 thousand shares of the Corporation’s common stock at an average price of $34.93. The Corporation is authorized to repurchase up to an additional 1,456,112 thousand shares under its stock repurchase program.

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

(dollars in thousands)	March 31, 2007	December 31, 2006
Total equity capital per consolidated financial statements	$635,797	$633,631
Qualifying trust preferred securities	129,000	129,000

Accumulated other comprehensive loss	17,786	22,107

Adjusted capital	782,583	784,738
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(262,568)	(263,665)

Total tier 1 capital	520,015	521,073

Adjustments for tier 2 capital:
Allowance for loan losses	45,519	45,203
Allowance for letter of credit losses	577	534

Total tier 2 capital adjustments	46,096	45,737

Total regulatory capital	$566,111	$566,810

Risk-weighted assets	$4,749,400	$4,781,982
Quarterly regulatory average assets	5,971,930	6,108,492

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.71%	8.53%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.95	10.90	4.00	6.00
Total regulatory capital to risk-weighted assets	11.92	11.85	8.00	10.00

As of March 31, 2007, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Financial Highlights

Provident reported net income of $16.1 million, or $0.50 per diluted share, for the quarter ended March 31, 2007 compared to $18.3 million and $0.55 per diluted share in the first quarter of 2006. The decline in year over year net income was driven by lower net interest income that resulted mainly from the change in deposit mix as customers have been shifting their deposits from low yielding checking and savings accounts to higher yielding certificate of deposit accounts due to the rate environment and the intense level of competition. The financial results for first quarter of 2007 reflect the Corporation’s continued commitment to produce positive loan growth by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Virginia regions, growing commercial business and enhancing business results in all markets. In addition, asset quality continued to be strong and management’s focus on expense control produced modest expense growth for the quarter ended March 31, 2007. Solid growth in average relationship-based loans of $284.9 million in the Corporation’s business segments enabled the Corporation to strengthen the balance sheet by shifting away from wholesale assets to internally generated portfolios. The Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.05%, 10.21% and 3.62%, respectively, for the quarter ended March 31, 2007 compared to 1.17%, 11.40%, and 3.72%, respectively, for the first quarter of 2006.

Earnings for the first quarter of 2007 include a decrease of $2.4 million in net interest income, a $734 thousand increase in provision for loan losses, an increase in non-interest income of $1.7 million, an increase of $2.0 million in non-interest expense and a $1.2 million decrease in income tax expense, resulting in a decrease of $2.1 million in net income from first quarter of 2006. Overall, the financial results for the quarter ended March 31, 2007 reflect the consistent execution by all lines of business, which produced growth in relationship-based loans, maintenance of deposit balances in a challenging banking environment and increased fee income. An overview of the Corporation’s strategies is discussed on pages 21-22 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average loan balances, however, accrued interest income has been excluded from these loans. The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended March 31, 2007 and 2006

	Three Months Ended March 31, 2007			Three Months Ended March 31, 2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$325,377	$5,072	6.32%	$439,513	$6,883	6.35%
Home equity	996,519	17,072	6.95	914,182	14,278	6.33
Marine	373,271	5,017	5.45	406,826	5,234	5.22
Other consumer	27,678	549	8.04	30,401	592	7.90
Commercial mortgage	450,402	7,991	7.20	475,354	7,917	6.75
Residential construction	585,987	12,615	8.73	447,792	9,009	8.16
Commercial construction	371,302	7,263	7.93	309,123	5,461	7.16
Commercial business	740,810	13,732	7.52	677,346	11,786	7.06

Total loans	3,871,346	69,311	7.26	3,700,537	61,160	6.70

Loans held for sale	11,016	176	6.48	7,477	126	6.83
Short-term investments	4,039	97	9.74	8,475	79	3.78
Taxable investment securities	1,554,391	22,645	5.91	1,849,174	23,952	5.25
Tax-advantaged investment securities	108,944	1,619	6.03	72,705	1,105	6.16

Total investment securities	1,663,335	24,264	5.92	1,921,879	25,057	5.29

Total interest-earning assets	5,549,736	93,848	6.86	5,638,368	86,422	6.22

Less: allowance for loan losses	45,248			45,396
Cash and due from banks	112,091			121,465
Other assets	617,919			623,221

Total assets	$6,234,498			$6,337,658

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$518,115	652	0.51	$569,191	669	0.48
Money market deposits	542,751	4,472	3.34	614,094	3,635	2.40
Savings deposits	598,591	591	0.40	692,013	552	0.32
Direct time deposits	1,184,343	13,387	4.58	898,518	7,150	3.23
Brokered time deposits	526,907	6,544	5.04	448,418	5,060	4.58
Short-term borrowings	662,715	7,742	4.74	835,299	8,548	4.15
Long-term debt	793,976	10,965	5.60	805,654	9,122	4.59

Total interest-bearing liabilities	4,827,398	44,353	3.73	4,863,187	34,736	2.90

Noninterest-bearing demand deposits	724,805			791,615
Other liabilities	42,459			33,576
Stockholders’ equity	639,836			649,280

Total liabilities and stockholders’ equity	$6,234,498			$6,337,658

Net interest-earning assets	$722,338			$775,181

Net interest income (tax-equivalent)		49,495			51,686
Less: tax-equivalent adjustment		652			438

Net interest income		$48,843			$51,248

Net yield on interest-earning assets on a tax-equivalent basis			3.62%			3.72%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended March 31, 2007 and 2006

					2007/2006 Income/Expense Variance
	2007 Quarter to 2006 Quarter Increase/(Decrease)				Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(114,136)	(26.0)%	$(1,811)	(26.3)%	$(32)	$(1,779)
Home equity	82,337	9.0	2,794	19.6	1,448	1,346
Marine	(33,555)	(8.2)	(217)	(4.1)	227	(444)
Other consumer	(2,723)	(9.0)	(43)	(7.3)	11	(54)
Commercial mortgage	(24,952)	(5.2)	74	0.9	502	(428)
Residential construction	138,195	30.9	3,606	40.0	667	2,939
Commercial construction	62,179	20.1	1,802	33.0	627	1,175
Commercial business	63,464	9.4	1,946	16.5	799	1,147

Total loans	170,809	4.6	8,151	13.3

Loans held for sale	3,539	47.3	50	39.7	(7)	57
Short-term investments	(4,436)	(52.3)	18	22.8	76	(58)
Taxable investment securities	(294,783)	(15.9)	(1,307)	(5.5)	2,778	(4,085)
Tax-advantaged investment securities	36,239	49.8	514	46.5	(25)	539

Total investment securities	(258,544)	(13.5)	(793)	(3.2)

Total interest-earning assets	(88,632)	(1.6)	7,426	8.6	8,803	(1,377)

Less: allowance for loan losses	(148)	(0.3)
Cash and due from banks	(9,374)	(7.7)
Other assets	(5,302)	(0.9)

Total assets	$(103,160)	(1.6)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(51,076)	(9.0)	(17)	(2.5)	45	(62)
Money market deposits	(71,343)	(11.6)	837	23.0	1,297	(460)
Savings deposits	(93,422)	(13.5)	39	7.1	120	(81)
Direct time deposits	285,825	31.8	6,237	87.2	3,551	2,686
Brokered time deposits	78,489	17.5	1,484	29.3	542	942
Short-term borrowings	(172,584)	(20.7)	(806)	(9.4)	1,109	(1,915)
Long-term debt	(11,678)	(1.4)	1,843	20.2	1,977	(134)

Total interest-bearing liabilities	(35,789)	(0.7)	9,617	27.7	9,875	(258)

Noninterest-bearing demand deposits	(66,810)	(8.4)
Other liabilities	8,883	26.5
Stockholders’ equity	(9,444)	(1.5)

Total liabilities and stockholders’ equity	$(103,160)	(1.6)

Net interest-earning assets	$(52,843)	(6.8)

Net interest income (tax-equivalent)			(2,191)	(4.2)	$(1,072)	$(1,119)
Less: tax-equivalent adjustment			214	48.9

Net interest income			$(2,405)	(4.7)

The net interest margin, on a tax-equivalent basis, decreased 10 basis points to 3.62% for the quarter ending March 31, 2007 compared to March 31, 2006. The decline was primarily caused by the current yield curve environment and the shift in deposit mix as customers have been moving balances from lower yielding checking and savings accounts to higher yielding certificate of deposit accounts. Over the past 12 months, management’s strategy of replacing lower yielding net interest-earning assets with higher yielding net interest-earning assets continues to be successful. The Corporation has experienced solid loan growth in its home equity and residential and commercial construction loan portfolios as well as commercial business from the same period a year ago. Growth in these portfolios was offset by planned declines in wholesale assets (investment securities and originated and acquired residential portfolios). Overall, average earning assets declined $88.6 million to $5.5 billion which was mainly attributable to the $258.5 million reduction in average investment securities that resulted primarily from the securities and debt restructuring transaction that occurred in December 2006. This decline was partially offset by the $170.8 million increase in average loans. The yields on loans and investments grew 56 and 63 basis points, respectively. The yield increase in loan and investment portfolios resulted from the increase in market interest rates and the Corporation’s greater emphasis on variable rate assets. Interest-bearing liabilities decreased $35.8 million while the average rate paid increased 83 basis points. The increase in the average rate paid was primarily due to rising interest rates that impacted all sources of deposits, short-term borrowings and long-term debt. Interest expense was negatively impacted from the $66.8 million decline in average noninterest-bearing demand deposit balances during the first quarter of 2007 as compared to same quarter a year ago as a result of the rising interest rate environment.

The 6.86% yield on earning assets in the first quarter 2007 increased 64 basis points from the first quarter 2006 as a result of rising interest rates and the continued demand for both commercial and consumer loans, but only partially offset the increased cost on interest-bearing liabilities of 83 basis points to 3.73%. Net interest income on a tax-equivalent basis was $49.5 million in the first quarter of 2007, compared to $51.7 million in first quarter of 2006. Total interest income increased $7.4 million and total interest expense increased $9.6 million resulting in the decline in net interest income of $2.2 million on a tax-equivalent basis. Growth in commercial and consumer loans, along with the impact from rising interest rates, were the primary drivers behind the $7.4 million increase year-over-year in total interest income. The impact from rising interest rates along with the change in deposit mix towards higher yielding certificates of deposit from lower yielding checking and savings accounts were the primary causes of the increase in interest expense of $9.6 million.

Future growth in net interest income will depend upon several factors including loan demand, growth in deposits, and deposit mix and the general level of interest rates.

Provision for Loan Losses

The Corporation’s continued emphasis on quality underwriting as well as aggressive portfolio management of potential problem loans resulted in net charge-offs of $736 thousand, or 0.08% of average loans in the first quarter of 2007 compared to $1.2 million, or 0.13% of average loans, in the first quarter of 2006. The decline in net charge-offs in both the consumer and commercial portfolios is a reflection of management’s credit policies and strategy of shifting the balance sheet to relationship-based loan portfolios. As a result of strong loan growth, the provision for loan losses increased by $734 thousand over the first quarter of 2006.

Non-Interest Income

Non-interest income increased $1.7 million, or 6.2%, to $30.0 million in the first quarter of 2007. The improvement in non-interest income was mainly driven by an increase in deposit fee income of $219 thousand, net gains of $663 thousand, and a decline in net derivative losses on swaps of $540 thousand.

Deposit fee income increased $219 thousand, or 1.0%, from the first quarter of 2006, reflecting increases in both consumer and commercial accounts and activity. The increase in deposit fee income resulted from the implementation of a change made in processing customer transactions and the benefit from the termination of a vendor agreement in the fourth quarter of 2006.

Commission and fees increased by 3.4% to $1.7 million for the three months ended March 31, 2007 over the same period a year ago. This increase is mainly from the improved performance in Provident Investment Company activities.

During the first quarter 2007, net gains associated with the sale of securities, asset sales and debt extinguishments increased by $663 thousand over the same period a year ago to $1.2 million. The first quarter of 2007 included securities sales that were focused on reducing sensitivity to changes in interest rates. These transactions generated net gains of $212 thousand. The first quarter of 2007 also included net gains of $180 thousand from the sale of mortgage loans, $767 thousand gain from the sale of a branch facility, $153 thousand from debt extinguishments of $5.8 million from FHLB borrowings and net losses of $109 thousand from other asset sales and other real estate writedowns. First quarter of 2006 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $117 thousand. The first quarter of 2006 also included net gains of $141 thousand primarily from the sale of loans and $282 thousand from the extinguishments of $100 million of FHLB borrowings.

Net derivative losses on swaps were $63 thousand in the first quarter of 2007, compared to a $603 thousand loss in the first quarter of 2006. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. The positive change in income resulted mainly from the impact of changing interest rates on the value of the non-designated interest rate swap.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $84 thousand from first quarter of 2006 as a result of rising short-term interest rates. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions. LIBOR rates have increased approximately 44 basis points from first quarter of 2006 to first quarter of 2007.

Other non-interest income also benefited from increases in lease income of $222 thousand and $108 thousand in loan fees, offset by declines in mortgage banking fees, insurance and other miscellaneous income.

Non-Interest Expense

Non-interest expense increased by $2.0 million, or 3.7%, from the same period a year ago. In the first quarter of 2007, total non-interest expense includes $867 thousand associated with seven branch closures and consulting costs of $747 thousand relating to corporate efficiency and infrastructure initiatives that are currently in process. Excluding the branch closure costs and the efficiency initiatives, non-interest expense increased by 0.7%.

Salaries and employee benefits increased $297 thousand, or 1.1% from the same period a year ago. This increase is mainly attributable to increased labor costs of $786 thousand from annual merit increases and two employee separation agreements. Salaries and employee benefits expense also included an increase of $258 thousand relating to share-based payments. These increases were offset by lower employee incentive and commission payments of $503 thousand and a decline in health care costs of $439 thousand. Occupancy expense increased $375 thousand over the first quarter of 2006 mainly due to lease expense on new locations opened late in 2006, an increase in lease expense on existing facilities and increased depreciation and amortization of related leasehold improvements. Furniture and equipment decreased 1.6% from the first quarter of 2006 mainly as a result of a decline in depreciation expense on premises and equipment and leased equipment. External processing fees increased by $123 thousand, or 2.5%. Restructuring costs related to the seven branch closures was $867 thousand for the first quarter of 2007. The branch closure costs are composed of contract termination costs and the write down of premises and equipment values. Other non-interest expense increased by $377 thousand mainly from the increase in marketing costs of $287 thousand and consulting costs of $747 thousand related to the on going corporate efficiency infrastructure initiatives that were partially offset by lower professional fees, training, travel and other miscellaneous expenses.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $2.8 million at March 31, 2007 versus $2.4 million at March 31, 2006. The valuation allowance relates to additional state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $6.9 million based on pre-tax income of $23.0 million, representing an effective tax rate of 29.9% in first quarter of 2007. The effective tax rate was favorable compared to the 30.8% rate for the same period a year ago and reflects the increase in average tax-advantaged investments in the first quarter of 2007 compared to the same period a year ago. In the first quarter of 2006, the Corporation recorded a tax expense of $8.1 million on pre-tax income of $26.4 million, an effective tax rate of 30.8%.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2006, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The market risk of the Corporation has not experienced any material changes as of March 31, 2007 from December 31, 2006. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2007.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 1A.	Risk Factors

In early April 2007, the State of Maryland passed legislation eliminating a previously legal dividend deduction for captive real estate investment trusts. The new legislation has not been signed by the Governor into law as of May 10, 2007. If signed into law, it will be effective July 1, 2007 and will be retroactive to January 1, 2007. The Corporation, which maintains a trust to which the new legislation is applicable, is evaluating the impact of this change in legislation and its supporting tax regulations on the Corporation’s operations. The actual amount of the increase in annual tax expense is uncertain at May 10, 2007.

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Corporation’s business, financial condition or future results. The risks described in the Corporation’s Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deems to be immaterial also may materially adversely affect the Corporation’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 1,456,112. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended March 31, 2007. The Corporation currently has no plan to terminate the stock repurchase plan.

The following table provides certain information with regard to shares repurchased by the Corporation in the first quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1—January 31	255,000	$35.01	255,000	1,491,112
February 1—February 28	35,000	34.33	35,000	1,456,112
March 1—March 31	—	—	—	1,456,112

Total	290,000	$34.93	290,000	1,456,112

Item 3.	Defaults U pon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Sixth Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(10.1)	Form of Provident Bank 2007 Executive Incentive Plan (3)

(11.0)	Statement re: Computation of Per Share Earnings (4)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on January 18, 2007.
(3)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421 filed with the Commission on March 26, 2007.
(4)	Included in Note 15 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

May 10, 2007	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

May 10, 2007	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer