Form 10-Q
period 2007-06-30
PROVIDENT BANKSHARES CORP
filed 2007-08-09
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2007

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

At August 2, 2007, the Registrant had 32,121,090 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	June 30, 2007	December 31, 2006	June 30, 2006
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$147,051	$142,794	$136,499
Short-term investments	2,060	7,118	2,582
Mortgage loans held for sale	12,919	10,615	13,485
Securities available for sale	1,532,230	1,582,736	1,768,966
Securities held to maturity	48,278	101,867	129,089
Loans	3,928,086	3,865,492	3,759,295
Less allowance for loan losses	45,769	45,203	44,700

Net loans	3,882,317	3,820,289	3,714,595

Premises and equipment, net	62,955	67,936	65,090
Accrued interest receivable	33,264	37,084	34,527
Goodwill	253,906	254,543	254,855
Intangible assets	8,065	8,965	9,865
Other assets	280,334	261,946	279,673

Total assets	$6,263,379	$6,295,893	$6,409,226

Liabilities:
Deposits:
Noninterest-bearing	$766,281	$761,830	$806,765
Interest-bearing	3,422,007	3,378,282	3,343,805

Total deposits	4,188,288	4,140,112	4,150,570

Short-term borrowings	654,030	658,887	734,230
Long-term debt	756,770	828,079	860,484
Accrued expenses and other liabilities	40,124	35,184	39,823

Total liabilities	5,639,212	5,662,262	5,785,107

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 32,268,128, 32,433,387 and 32,789,289 shares at June 30, 2007, December 31, 2006 and June 30, 2006, respectively	32,268	32,433	32,789
Additional paid-in capital	362,943	370,425	384,924
Retained earnings	264,641	252,880	240,621
Net accumulated other comprehensive loss	(35,685)	(22,107)	(34,215)

Total stockholders’ equity	624,167	633,631	624,119

Total liabilities and stockholders’ equity	$6,263,379	$6,295,893	$6,409,226

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income - Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Loans, including fees	$70,278	$64,831	$139,532	$125,978
Investment securities	21,154	24,732	43,799	48,684
Tax-advantaged loans and securities	1,483	904	2,683	1,710
Short-term investments	45	111	142	190

Total interest income	92,960	90,578	186,156	176,562

Interest Expense:
Deposits	26,715	18,884	52,269	35,867
Short-term borrowings	6,829	10,034	14,571	18,582
Long-term debt	10,868	9,170	21,833	18,292

Total interest expense	44,412	38,088	88,673	72,741

Net interest income	48,548	52,490	97,483	103,821
Less provision for loan losses	4,792	824	5,844	1,142

Net interest income after provision for loan losses	43,756	51,666	91,639	102,679

Non-Interest Income:
Service charges on deposit accounts	24,502	23,839	46,681	45,808
Commissions and fees	1,844	1,670	3,506	3,278
Net gains	420	203	1,623	743
Net derivative losses on swaps	(557)	(554)	(620)	(1,157)
Net cash settlement on swaps	200	238	406	528
Other non-interest income	4,676	5,906	9,358	10,244

Total non-interest income	31,085	31,302	60,954	59,444

Non-Interest Expense:
Salaries and employee benefits	26,699	27,168	54,628	54,800
Occupancy expense, net	5,891	5,659	11,995	11,388
Furniture and equipment expense	4,011	3,923	7,796	7,770
External processing fees	5,041	5,134	10,131	10,101
Restructuring activities	481	—	1,348	—
Other non-interest expense	10,505	11,911	21,498	22,527

Total non-interest expense	52,628	53,795	107,396	106,586

Income before income taxes	22,213	29,173	45,197	55,537
Income tax expense	6,691	9,150	13,561	17,256

Net income	$15,522	$20,023	$31,636	$38,281

Net Income Per Share Amounts:
Basic	$0.48	$0.61	$0.98	$1.16
Diluted	0.48	0.60	0.98	1.15

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
(in thousands)	2007	2006
Operating Activities:
Net income	$31,636	$38,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,854	11,573
Provision for loan losses	5,844	1,142
Provision for deferred income tax (benefit)	(1,614)	368
Net gains	(1,623)	(743)
Net derivative losses on swaps	620	1,157
Originated loans held for sale	(64,066)	(50,385)
Proceeds from sales of loans held for sale	62,118	45,334
Restructuring activities	1,348	—
Cash payments for restructuring activities	(658)	—
Net decrease in accrued interest receivable and other assets	(5,995)	(12,347)
Net increase in accrued expenses and other liabilities	4,607	6,633

Total adjustments	10,435	2,732

Net cash provided by operating activities	42,071	41,013

Investing Activities:
Principal collections and maturities of securities available for sale	85,406	114,260
Principal collections and maturities of securities held to maturity	52,048	—
Proceeds from sales of securities available for sale	82,938	86,603
Purchases of securities available for sale	(139,019)	(198,985)
Purchases of securities held to maturity	—	(18,992)
Loan originations and purchases less principal collections	(66,924)	(67,674)
Purchases of premises and equipment	(3,548)	(6,136)
Sale of branch facility	1,967	—

Net cash provided (used) by investing activities	12,868	(90,924)

Financing Activities:
Net increase in deposits	48,176	26,435
Net increase (decrease) in short-term borrowings	(4,857)	86,478
Proceeds from long-term debt	155,000	255,000
Payments and maturities of long-term debt	(226,794)	(316,043)
Proceeds from issuance of stock	4,359	7,553
Tax benefits associated with share based payments	257	1,381
Purchase of treasury stock	(12,006)	(16,328)
Cash dividends paid on common stock	(19,875)	(18,950)

Net cash provided (used) by financing activities	(55,740)	25,526

Decrease in cash and cash equivalents	(801)	(24,385)
Cash and cash equivalents at beginning of period	149,912	163,466

Cash and cash equivalents at end of period	$149,111	$139,081

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$51,320	$48,511
Income taxes paid	12,826	15,857

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

June 30, 2007

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Center and leases through Court Square Leasing.

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain prior periods and prior years’ amounts in the unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

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

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for hedge accounting. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivative. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Condensed Consolidated Statements of Condition.

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

Share-Based Payment

Effective January 1, 2006, the Corporation adopted SFAS No.123(R), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees in the Condensed Consolidated Statements of Income.

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

At June 30, 2007 and 2006, respectively, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

Income Taxes

Effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet certain recognition criteria in addition to recognition of interest and penalties, if necessary.

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

In September 2006, the EITF issued EITF No. 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (“EITF 06-5”), which was effective for fiscal years beginning after December 15, 2006. The issue addresses the determination of which amounts must be included in the contractual terms of insurance policies, other than cash surrender values, and whether the impact of the contractual ability to surrender all of the policies at the same time should affect the amounts. The Corporation currently owns various cash surrender and bank-owned life insurance policies. Under the provisions of EITF 06-5, the application of this guidance can be recognized through a cumulative adjustment to beginning retained earnings. If it is determined that certain amounts are not to be included as part of the life insurance policies or if surrender charges exist, these amounts should be deducted from the cash surrender values and an adjustment will be necessary. Accordingly, this treatment will not have any impact on the Corporation’s results of operations. The Corporation adopted the provisions as of January 1, 2007 and evaluated the terms of each policy and determined that there was no impact on the financial condition of the Corporation.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which will be effective for an entity’s financial statements issued for fiscal years beginning after November 15, 2007. Early adoption of the provisions of SFAS No. 159 is permitted for certain eligible items as of the beginning of the fiscal year that begins on or before November 15, 2007, if certain conditions are met. The statement permits entities to elect, at specific dates, to measure certain eligible items at fair value. Once fair value is elected for any items, changes in unrealized gains and losses must be reported in earnings at each subsequent reporting date. This guidance may be applied to specific financial assets or liabilities, is irrevocable once elected and must be applied to the entire instrument, not only to specific risks, cash flows or portions of an instrument. The Corporation is currently evaluating the implications of this guidance on the operations of the Corporation.

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$67,167	$—	$2,206	$64,961
Mortgage-backed securities	722,713	419	29,869	693,263
Municipal securities	148,014	103	3,098	145,019
Other debt securities	631,571	3,399	5,983	628,987

Total securities available for sale	1,569,465	3,921	41,156	1,532,230

Securities held to maturity:
Other debt securities	48,278	479	244	48,513

Total securities held to maturity	48,278	479	244	48,513

Total investment securities	$1,617,743	$4,400	$41,400	$1,580,743

December 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$73,105	$—	$1,694	$71,411
Mortgage-backed securities	718,697	1,105	18,947	700,855
Municipal securities	100,973	693	293	101,373
Other debt securities	706,748	3,619	1,270	709,097

Total securities available for sale	1,599,523	5,417	22,204	1,582,736

Securities held to maturity:
Other debt securities	101,867	2,223	1,140	102,950

Total securities held to maturity	101,867	2,223	1,140	102,950

Total investment securities	$1,701,390	$7,640	$23,344	$1,685,686

June 30, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$74,626	$—	$2,144	$72,482
Mortgage-backed securities	915,033	210	46,762	868,481
Municipal securities	86,528	60	2,624	83,964
Other debt securities	742,571	2,931	1,463	744,039

Total securities available for sale	1,818,758	3,201	52,993	1,768,966

Securities held to maturity:
Other debt securities	129,089	441	2,115	127,415

Total securities held to maturity	129,089	441	2,115	127,415

Total investment securities	$1,947,847	$3,642	$55,108	$1,896,381

At June 30, 2007, a net unrealized after-tax loss of $22.4 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compared to a net unrealized after-tax loss of $28.8 million at June 30, 2006 and a net unrealized after-tax loss of $9.1 million at December 31, 2006.

Management reviews the investment securities portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining other than temporary impairment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At June 30, 2007, the unrealized losses contained within the Corporation’s investment securities portfolio were considered temporary because the declines in fair value were due to changes in market interest rates, not in estimated cash flows of the underlying debt securities. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

For further details regarding investment securities at December 31, 2006, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2006.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Residential real estate:
Originated and acquired residential mortgage	$303,748	$333,568	$387,156
Home equity	1,032,930	991,327	970,600
Other consumer:
Marine	361,349	374,652	392,574
Other	24,726	28,427	26,550

Total consumer	1,722,753	1,727,974	1,776,880

Commercial real estate:
Commercial mortgage	442,813	445,563	458,615
Residential construction	603,221	599,275	486,410
Commercial construction	359,955	357,594	320,342
Commercial business	799,344	735,086	717,048

Total commercial	2,205,333	2,137,518	1,982,415

Total loans	$3,928,086	$3,865,492	$3,759,295

NOTE 4—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$45,519	$44,754	$45,203	$45,639
Provision for loan losses	4,792	824	5,844	1,142
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	180	89	318	420
Home equity	118	14	144	112
Marine and other consumer	506	269	971	561
Commercial business	3,738	506	3,845	988

Net charge-offs	4,542	878	5,278	2,081

Balance at end of period	$45,769	$44,700	$45,769	$44,700

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the six months ended June 30, 2007.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2006	$255,165	$(622)	$254,543
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(637)	—	(637)

Balance at June 30, 2007	$254,528	$(622)	$253,906

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2006	$15,429	$(6,464)	$8,965
Amortization expense	—	(900)	(900)

Balance at June 30, 2007	$15,429	$(7,364)	$8,065

The adjustment to goodwill in 2007 was due to the resolution of income tax uncertainties related to the Corporation’s merger with Southern Financial on April 30, 2004.

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Interest-bearing deposits:
Interest-bearing demand	$559,488	$559,682	$638,691
Money market	578,327	545,584	613,753
Savings	583,710	596,434	672,934
Direct time certificates of deposit	1,211,480	1,156,709	924,109
Brokered certificates of deposit	489,002	519,873	494,318

Total interest-bearing deposits	3,422,007	3,378,282	3,343,805
Noninterest-bearing deposits	766,281	761,830	806,765

Total deposits	$4,188,288	$4,140,112	$4,150,570

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Securities sold under repurchase agreements	$351,452	$306,437	$335,900
Federal funds purchased	300,000	320,000	366,000
Federal Home Loan Bank advances - variable rate	—	30,000	30,000
Other short-term borrowings	2,578	2,450	2,330

Total short-term borrowings	$654,030	$658,887	$734,230

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Federal Home Loan Bank advances - fixed rate	$75,000	$30,795	$63,539
Federal Home Loan Bank advances - variable rate	545,000	660,427	660,000
Junior Subordinated Debentures	136,770	136,857	136,945

Total long-term debt	$756,770	$828,079	$860,484

NOTE 9—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At June 30, 2007, 4.3 million shares were available to be granted by the Corporation pursuant to the plan.

Stock Option Awards

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

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted average dividend yield	3.41%	3.23%	3.41%	3.14%
Weighted average risk-free interest rate	4.72%	4.92%	4.72%	4.59%
Weighted average expected volatility	16.69%	18.47%	16.69%	19.90%
Weighted average expected life	5.25 years	5.25 years	5.25 years	5.25 years
Weighted average fair value of options granted	$5.44	$5.85	$5.44	$6.49

The Corporation recognized compensation expense related to options of $180 thousand and $116 thousand for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 compensation expense related to options was $425 thousand compared to $173 thousand for the same period in 2006. The intrinsic value of options exercised for three months ended June 30, 2007 and 2006 was $723 thousand and $767 thousand, respectively. For the six months ended June 30, 2007 and 2006, the intrinsic value of options exercised was $1.0 million and $3.4 million, respectively. Unrecognized compensation cost related to non-vested options is $2.8 million and $1.7 million at June 30, 2007 and 2006, respectively, and is expected to be recognized over a weighted average period of 3.2 years and 3.7 years, respectively.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	2,113,371	$28.21
Granted	319,708	$35.70
Exercised	(117,404)	$25.22
Cancelled or expired	(31,548)	$34.04

Options outstanding at June 30, 2007	2,284,127	$29.33	5.60	$7,871

Options exercisable at June 30, 2007	1,746,543	$27.32	5.08	$9,529

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Grants to directors	$320	$210	$320	$218
Grants to employees	$268	$198	$500	$308

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2006	78,641	$35.33
Awards granted	68,224	$35.28
Vested	(30,596)	$34.61
Cancelled	(2,888)	$35.39

Unvested at June 30, 2007	113,381	$35.49

At June 30, 2007, unrecognized compensation cost related to non-vested restricted stock grants was $3.9 million and is expected to be recognized over a weighted average period of 3.1 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. During all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by equal and offsetting amounts. At June 30, 2007, there were no derivatives designated as fair value hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the six months ended June 30, 2007, the Corporation recorded a decrease in the value of derivatives of $300 thousand compared to a decrease of $3.1 million for the same period in 2006, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of a cash flow hedge resulted in a charge of $4 thousand for the three months ended June 30, 2007 as compared to no ineffectiveness for the same quarter of 2006. For the six months ended June 30, 2007 and 2006, there was a charge to earnings of $4 thousand for ineffectiveness with respect to cash flow hedges.

The interest rate swaps that are classified as non-designated derivatives are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended June 30, 2007 and 2006, the Corporation recorded a net loss of $557 thousand and a net loss of $554 thousand, respectively, to reflect the change in value of the non-designated interest rate swaps. For the six months ended June 30, 2007 and 2006, the Corporation recorded a net loss of $620 thousand and a net loss of $1.2 million, respectively, to reflect the change in value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $200 thousand and $238 thousand for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the net cash benefit from these interest rate swaps was $406 thousand and $528 thousand, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
June 30, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$277,450	$4	$(2,944)
Interest rate caps/corridors	Hedge borrowing cost	75,000	525	525

Total designated derivatives		352,450	529	(2,419)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	1,858	1,858

Total non-designated derivatives		40,000	1,858	1,858

Total derivatives		$392,450	$2,387	$(561)

December 31, 2006
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$293,450	$471	$(1,410)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(280)
Interest rate caps/corridors	Hedge borrowing cost	140,000	615	615

Total designated derivatives		463,350	1,086	(1,075)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,465	2,465

Total non-designated derivatives		40,000	2,465	2,465

Total derivatives		$503,350	$3,551	$1,390

June 30, 2006
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$25,000	$313	$313
Receive fixed/pay variable	Hedge investment rate risk	247,363	—	(5,809)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(574)
Interest rate caps/corridors	Hedge borrowing cost	140,000	1,876	1,876

Total designated derivatives		442,263	2,189	(4,194)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	1,857	1,857

Total non-designated derivatives		40,000	1,857	1,857

Total derivatives		$482,263	$4,046	$(2,337)

NOTE 11—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	June 30, 2007
Commercial business and real estate	$1,075,287
Consumer revolving credit	825,810
Residential mortgage credit	21,216
Performance standby letters of credit	113,180

Total loan commitments	$2,035,493

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

NOTE 12—NET GAINS

Net gains include the following components for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2007	2006	2007	2006
Net gains:
Securities sales	$187	$172	$399	$289
Asset sales	233	239	1,071	380
Debt extinguishment	—	(208)	153	74

Net gains	$420	$203	$1,623	$743

NOTE 13—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Condensed Consolidated Statements of Income as they are incurred. The costs include incremental expenses associated with corporate-wide efficiency and infrastructure initiatives focused on the rationalization of the branch network, the composition and execution of fee generation activities and to the creation of efficiencies by simplifying the Corporation’s business model.

For the first quarter of 2007, these costs relate to branch closures and are composed of contract termination costs and the write-down of premises and equipment values. Subsequent to June 30, 2007, the Corporation does not anticipate incurring any further costs relating to the previously announced branch closures. In addition, the branch closure initiative resulted in a $767 thousand realized gain associated with the sale of a branch facility. This gain is reflected in net gains from asset sales in Note 12.

For the second quarter of 2007, these costs relate to the corporate-wide efficiency and infrastructure initiatives. All expenses accrued in the second quarter of 2007 are directly related to staff reductions associated with an ongoing corporate efficiency and process re-engineering project initiated by management. The costs represent salaries, benefits, severance payments and outplacement services for the affected employees. Also in the second quarter of 2007, the Corporation entered into a definitive agreement to sell six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. The transaction is expected to close sometime in early September 2007 with an anticipated gain. There are no anticipated restructuring costs associated with the sale of these branches. The sale of the six branches is consistent with the Corporations’s strategy to rationalize the branch network and to focus on the Corporation’s core markets—the high growth, metropolitan areas of Baltimore, Washington and Richmond.

All amounts accrued with respect to the initiatives have been recognized in the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2007.

The incurred costs for all restructuring activities are reflected in the following tables:

	For the three months ended June 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$481	$481
Contract terminations		—	—
Impairment of fixed assets		—	—
Other related costs		—	—

Total restructuring activities	$—	$481	$481

	For the six months ended June 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$481	$481
Contract terminations	473	—	473
Impairment of fixed assets	357	—	357
Other related costs	37	—	37

Total restructuring activities	$867	$481	$1,348

The following table reflects a rollforward of the accruals associated with the restructuring activities:

	At June 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2006	$—	$—	$—
Branch closure costs	510		510
Efficiency initiatives costs	—	481	481
Cash payments	(510)	(148)	(658)

Balance at June 30, 2007	$—	$333	$333

Future costs associated with efficiency initiatives have not been incurred or estimated at this time and have not been recognized as liabilities at June 30, 2007.

NOTE 14—INCOME TAXES

In April 2007, the State of Maryland passed legislation eliminating a dividend paid deduction for captive real estate investment trusts. The law was effective July 1, 2007 and was retroactive to January 1, 2007. The Corporation, which maintains a trust to which the new law is applicable, has evaluated the impact of this change in the tax regulations and has concluded that the overall tax impact is immaterial to the financial condition of the Corporation.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Income. At January 1, 2007, no interest and penalties were required to be recognized. At June 30, 2007, the tax years that remain subject to examination are 2003 through 2006 for both the Federal and State of Maryland tax authorities.

NOTE 15—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$15,522	$20,023	$31,636	$38,281
Basic EPS shares	32,128	32,785	32,164	32,863
Basic EPS	$0.48	$0.61	$0.98	$1.16
Dilutive shares	268	348	276	371
Diluted EPS shares	32,396	33,133	32,440	33,234
Diluted EPS	$0.48	$0.60	$0.98	$1.15
Antidilutive shares	991	288	540	217

NOTE 16—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated.

	Three Months Ended June 30,
	2007			2006
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(27,181)	$(10,722)	$(16,459)	$(10,315)	$(3,827)	$(6,488)
Reclassification of net losses (gains) realized in net income	(187)	(73)	(114)	(172)	(69)	(103)

Net unrealized gains (losses) on securities arising during the year	(27,368)	(10,795)	(16,573)	(10,487)	(3,896)	(6,591)
Net unrealized losses from derivative activities arising during the year	(2,194)	(868)	(1,326)	(1,741)	(691)	(1,050)

Other comprehensive income (loss)	$(29,562)	$(11,663)	(17,899)	$(12,228)	$(4,587)	(7,641)

Net income			15,522			20,023

Comprehensive income (loss)			$(2,377)			$12,382

	Six Months Ended June 30,
	2007			2006
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(21,491)	$(8,471)	$(13,020)	$(22,610)	$(8,942)	$(13,668)
Reclassification of net losses (gains) realized in net income	(399)	(157)	(242)	(289)	(115)	(174)

Net unrealized gains (losses) on securities arising during the year	(21,890)	(8,628)	(13,262)	(22,899)	(9,057)	(13,842)
Net unrealized losses from derivative activities arising during the year	(824)	(508)	(316)	(4,945)	(1,855)	(3,090)

Other comprehensive income (loss)	$(22,714)	$(9,136)	(13,578)	$(27,844)	$(10,912)	(16,932)

Net income			31,636			38,281

Comprehensive income			$18,058			$21,349

NOTE 17—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended June 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2007	2006	2007	2006	2007	2006
Service cost - benefits earned during the period	$632	$842	$256	$36	$2	$72
Interest cost on projected benefit obligation	724	908	215	153	5	58
Expected return on plan assets	(1,106)	(1,444)	—	—	—	—
Net amortization and deferral of loss (gain)	210	117	68	182	(2)	(107)

Net pension cost included in employee benefits expense	$460	$423	$539	$371	$5	$23

	Six Months Ended June 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2007	2006	2007	2006	2007	2006
Service cost - benefits earned during the period	$1,264	$1,683	$513	$73	$3	$144
Interest cost on projected benefit obligation	1,448	1,817	430	305	11	115
Expected return on plan assets	(2,213)	(2,888)	—	—	—	—
Net amortization and deferral of loss (gain)	421	234	136	364	(4)	(213)

Net pension cost included in employee benefits expense	$920	$846	$1,079	$742	$10	$46

During the second quarter of 2007, the Corporation made a $3.5 million contribution to the defined pension plan to offset the impact to the plan assets resulting from lump sum payments made to retired employees. The minimum required contribution in 2007 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties and the lack of available data at this time, the Corporation is not able to reliably estimate the maximum deductible contribution or the future amounts that may be contributed in 2007 to the qualified plan. No contributions were made to the qualified pension plan during the six months ending June 30, 2006.

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

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 86 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 246 bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended June 30,	2007				2006
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$15,760	$25,438	$7,350	$48,548	$15,655	$28,790	$8,045	$52,490
Provision for loan losses	3,749	613	430	4,792	512	278	34	824

Net interest income after provision for loan losses	12,011	24,825	6,920	43,756	15,143	28,512	8,011	51,666
Non-interest income	5,162	25,760	163	31,085	5,081	25,828	393	31,302
Non-interest expense	6,099	39,479	7,050	52,628	6,498	38,534	8,763	53,795

Income (loss) before income taxes	11,074	11,106	33	22,213	13,726	15,806	(359)	29,173
Income tax expense (benefit)	3,336	3,345	10	6,691	4,305	4,958	(113)	9,150

Net income (loss)	$7,738	$7,761	$23	$15,522	$9,421	$10,848	$(246)	$20,023

Total assets	$2,208,392	$3,163,410	$891,577	$6,263,379	$2,015,274	$3,068,881	$1,325,071	$6,409,226

Six Months Ended June 30,	2007				2006
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$31,413	$50,409	$15,661	$97,483	$30,240	$56,251	$17,330	$103,821
Provision for loan losses	3,766	1,195	883	5,844	862	799	(519)	1,142

Net interest income after provision for loan losses	27,647	49,214	14,778	91,639	29,378	55,452	17,849	102,679
Non-interest income	10,015	49,741	1,198	60,954	9,839	49,808	(203)	59,444
Non-interest expense	12,241	80,423	14,732	107,396	12,928	76,865	16,793	106,586

Income before income taxes	25,421	18,532	1,244	45,197	26,289	28,395	853	55,537
Income tax expense	7,627	5,561	373	13,561	8,168	8,823	265	17,256

Net income	$17,794	$12,971	$871	$31,636	$18,121	$19,572	$588	$38,281

Total assets	$2,208,392	$3,163,410	$891,577	$6,263,379	$2,015,274	$3,068,881	$1,325,071	$6,409,226

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”), a Maryland chartered stock commercial bank. At June 30, 2007, the Bank is the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.3 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

Provident’s principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident focuses on providing its products and services to three segments of customers – individuals, small businesses and middle market businesses. The Corporation offers consumer and commercial lending products and services through the Consumer Banking group and the Commercial Banking group. Provident also offers related financial services through wholly-owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Center (“PIC”) and leases through Court Square Leasing.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The

Bank provides the service of a community bank combined with the convenience and wide array of products and services that a strong regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 149 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 149 banking offices, 47% are located in the Greater Baltimore region and 53% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 246 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides free access to more than 11,000 ATMs nationwide for its customers.

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

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident continues to evaluate expansion opportunities within the regions that it serves. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model.

Restructuring Activities

During the fourth quarter of 2006, management initiated a corporate-wide efficiency and infrastructure initiative program that focused on three major areas: the rationalization of the branch network; the composition and execution of fee generation activities, and the third and largest focus, the fundamental efficiency of loan and deposit operational support activities. The identified financial objective is to reduce operating expenses and increase fee income for a total pre-tax impact of $10 million in 2007.

The initial phase of this program was an extensive internal review of the branch network locations to consider each location’s profitability, opportunity for growth and proximity to other branches. That work was completed in the first quarter of 2007 and is in the final stages of implementation. In the first quarter of 2007, the Corporation closed one branch in Maryland and six branches in Virginia, transferring $76 million in deposits to other nearby Provident branches. The associated pre-tax expense reduction from this action, commencing in the second quarter, is approximately $459 thousand per quarter. This expense reduction represents the first $1.4 million delivery under the aforementioned pre-tax financial objective of $10 million in 2007. The first quarter of 2007 earnings were not materially impacted as the gain realized from the sale of an owned branch facility substantially offset the branch closure costs.

On May 4, 2007, the Corporation entered into a definitive agreement to sell six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. The transaction is expected to close sometime in early September 2007 with an anticipated gain. The sale of the six branches is consistent with the Corporation’s strategy to rationalize the branch network and to focus on the Corporation’s core markets – the high growth, metropolitan areas of Baltimore, Washington and Richmond.

As part of the efficiency initiative program, management established four internal efficiency and infrastructure teams to identify revenue and efficiency opportunities. These cross-functional teams worked with outside consultants to analyze expense and revenue opportunities based on industry best practices.

Increased revenue will come from a combination of both loan and deposit product sources and will include increased pricing and new fees where both are competitively available. The revenue increase will also include improved collection of currently generated but waived or uncollected fees. With respect to operating expenses, reductions will almost entirely be provided by reduced staffing, the bulk of which is expected to be achieved via attrition. The attrition method renders expense reduction that is less immediate but more favorable to stability and business continuity. Reduced staffing will be realized primarily from the: (1) rationalization of the branch network and composition of branch and branch support personnel and (2) improved efficiency in the loan, credit and customer support functions. Management currently believes that the pre-tax 2007 goal of $10 million is achievable. The Corporation has already achieved 30% of the pre-tax financial objective of $10 million with the anticipated balance occurring over the third and fourth quarters. The costs associated with initiatives are being reported separately in the Condensed Consolidated Statements of Income.

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

External processing fees are fees paid to third parties for data processing services.

Restructuring activities are incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as discussed in Note 13 to the unaudited Condensed Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Condensed Consolidated Financial Statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the notes to the unaudited Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the unaudited Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the strong focus on business development and the execution of the Corporation’s strategic priorities and strengthening of the balance sheet by growing loans and customer deposits in the Corporation’s core business segments and key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia. Solid growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation was also successful in retaining and growing customer deposits over the past 12 months. These successful efforts have led to growth in average relationship-based loans of $266.6 million, or 8.0%, and average deposits of $106.7 million, or 2.6%, over the second quarter of 2006. At June 30, 2007, total assets were $6.3 billion, while total loans and deposits were $3.9 billion and $4.2 billion, respectively.

Based upon the Corporation’s strategy, growth in internally generated loan portfolios continues to replace the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation strengthens the balance sheet by growing relationship-based portfolios and de-emphasizing wholesale assets. In addition, capital growth continues to be a specific focus for the Corporation. Tangible common equity as a percentage of tangible assets has grown to 6.63% at June 30, 2007 compared to 6.50% and 6.41% at December 31, 2006 and June 30, 2006, respectively. The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the “Purchase Accounting” method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2007, December 31, 2006 and June 30, 2006, respectively.

(dollars in thousands)	June 30, 2007	December 31, 2006	June 30, 2006
Total equity capital per consolidated financial statements	$624,167	$633,631	$624,119
Accumulated other comprehensive loss	35,685	22,107	34,215
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(8,065)	(8,965)	(9,865)

Tangible common equity	$397,881	$392,230	$393,614

Total assets per consolidated financial statements	$6,263,379	$6,295,893	$6,409,226
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(8,065)	(8,965)	(9,865)

Tangible Assets	$6,001,408	$6,032,385	$6,144,506

Tangible common equity ratio	6.63%	6.50%	6.41%

Lending

Total average loan balances increased to $3.9 billion in the second quarter of 2007, an increase of $174.4 million, or 4.7%, from the second quarter of 2006. The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Residential real estate:
Originated and acquired residential mortgage	$311,122	$403,284	$(92,162)	(22.9)%
Home equity	1,014,915	946,382	68,533	7.2
Other consumer:
Marine	367,880	392,987	(25,107)	(6.4)
Other	26,731	28,055	(1,324)	(4.7)

Total consumer	1,720,648	1,770,708	(50,060)	(2.8)

Commercial real estate:
Commercial mortgage	446,898	461,554	(14,656)	(3.2)
Residential construction	584,719	508,328	76,391	15.0
Commercial construction	376,151	295,740	80,411	27.2
Commercial business	775,142	692,819	82,323	11.9

Total commercial	2,182,910	1,958,441	224,469	11.5

Total loans	$3,903,558	$3,729,149	$174,409	4.7

Strong loan growth in the Corporation’s relationship-based loan portfolios more than replaced the planned reductions in the wholesale loan portfolio. Relationship-based loans increased in the aggregate, $266.6 million, or 8.0%, over the same quarter in 2006. The Corporation’s focus on business development and identifying opportunities, combined with the experience of lending officers in the market, has been demonstrated by the strong growth in the home equity, commercial real estate and commercial business loan portfolios. Total average loans increased by 4.7%, primarily due to an increase of $68.5 million, or 7.2%, in average home equity loans, $76.4 million, or 15.0%, in average residential construction loans, $80.4 million, or 27.2%, in commercial construction loans and $82.3 million, or 11.9%, in average commercial business loans. These increases more than offset the reductions in originated and acquired residential mortgage loans of $92.2 million. These positive results reflect the effectiveness of the Corporation’s strategy to profitably grow and deepen customers relationships in all four key market segments: commercial, commercial real estate, consumer and small business.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. This marketing strategy resulted in the $68.5 million, or 7.2%, increase in average home equity loan balances, surpassing $1 billion in average home equity loans. The production of direct consumer loans, primarily home equity loans and lines, is generated through the Bank’s retail banking offices, phone center and internet channels. The solid growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

Commercial Banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $224.5 million, or 11.5%, compared to the second quarter of 2006. Residential and commercial construction loans posted increases compared to the same quarter of 2006 of $76.4 million and $80.4 million, respectively, reflecting the strength and balanced growth in the regional real estate construction markets. During this same period, commercial business loans increased by $82.3 million, or 11.9%. This growth has occurred within the Corporation’s market footprint and is a reflection of the strength in the Corporation’s markets and the group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through an effective level of loan administration and credit monitoring by an experienced credit management staff.

The overall result is a relatively balanced mix of lending revenue sources between consumer and commercial loan products with $1.7 billion, or 44.1%, in consumer loans, and $2.2 billion, or 55.9%, in commercial loans. In the second quarter of 2007, average loan balances of $1.5 billion were in the Greater Washington and Central Virginia regions and represent 37.9% of total average loan balances while 62.1% were in the Greater Baltimore region.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	June 30, 2007	December 31, 2006
Non-Performing Assets:
Originated and acquired residential mortgage	$7,211	$7,202
Home equity	707	280
Other consumer	601	492
Commercial mortgage	1,335	1,335
Residential real estate construction	1,247	—
Commercial business	7,791	10,417

Total non-accrual loans	18,892	19,726
Total renegotiated loans	—	—

Total non-performing loans	18,892	19,726
Total other assets and real estate owned	3,821	2,483

Total non-performing assets	$22,713	$22,209

90-Day Delinquencies:
Originated and acquired residential mortgage	$998	$3,030
Home equity	1,052	648
Other consumer	1,455	1,413
Commercial business	128	97

Total 90-day delinquencies	$3,633	$5,188

Asset Quality Ratios:
Non-performing loans to loans	0.48%	0.51%
Non-performing assets to loans	0.58%	0.57%
Allowance for loan losses to loans	1.17%	1.17%
Net charge-offs in quarter to average loans	0.47%	0.14%
Allowance for loan losses to non-performing loans	242.27%	229.15%

The Corporation’s loan portfolio continues to experience favorable asset quality in the second quarter of 2007. Despite a $3.5 million charge-off of a long standing non-performing commercial business loan in the second quarter 2007, non-performing assets and 90-day delinquencies remain stable compared to December 31, 2006. The success within the Corporation’s loan portfolio is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the strategy of shifting the balance sheet away from wholesale loans to relationship-based loan portfolios. In addition, regional credit conditions remained favorable for the second quarter of 2007.

The level of non-performing assets to total loans was 0.58% at June 30, 2007, which was relatively flat compared to 0.57% at December 31, 2006. The level of 90-day delinquent loans declined during the same period, decreasing $1.6 million, or 30.0%, to $3.6 million from the $5.2 million level at December 31, 2006. The decline in 90-day delinquent loans was primarily in the originated and acquired residential mortgage portfolio. In addition, net charge-offs in the quarter as a percentage of average loans increased from 0.14% in the fourth quarter of 2006 to 0.47%. The increase in the net-charge-off percentage for the second quarter of 2007 is a result of the $3.5 million charge-off of a commercial business loan made to a government contractor.

Overall, the asset quality ratios of the Corporation are considered favorable. During the quarter, non-performing assets increased slightly to $22.7 million at June 30, 2007, a 2.3% increase from the level at December 31, 2006. The increase in non-performing assets was mainly due to the $1.2 million increase from a non-performing residential real estate construction loan and a $1.3 million increase in other assets and real estate owned offset by the decline of $2.6 in commercial business loans that resulted mainly from the charge-off mentioned above. Non-performing commercial business loans include $2.0 million of loans that have U.S. government guarantees.

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

At June 30, 2007, the allowance was $45.8 million, or 1.17% of total loans outstanding, compared to an allowance at December 31, 2006 of $45.2 million, or 1.17% of total loans outstanding. The allowance coverage was 242.27% of non-performing loans at June 30, 2007 compared to 229.15% at December 31, 2006. Portfolio-wide, net charge-offs represented 0.47% of average loans in second quarter of 2007, compared to 0.09% in second quarter of 2006 and 0.14% in the fourth quarter of 2006.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended June 30,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Transaction accounts:
Noninterest-bearing	$743,185	$800,183	$(56,998)	(7.1)
Interest-bearing	529,568	579,131	(49,563)	(8.6)
Savings/money market:
Savings	597,538	683,347	(85,809)	(12.6)
Money market	598,547	619,840	(21,293)	(3.4)
Certificates of deposit:
Direct	1,199,855	919,265	280,590	30.5
Brokered	500,263	460,527	39,736	8.6

Total deposits	$4,168,956	$4,062,293	$106,663	2.6

Deposits by source:
Consumer	$2,871,690	$2,717,879	$153,811	5.7
Commercial	797,003	883,887	(86,884)	(9.8)
Brokered	500,263	460,527	39,736	8.6

Total deposits	$4,168,956	$4,062,293	$106,663	2.6

Average total deposits increased $106.7 million, or 2.6%, in the second quarter of 2007 over the second quarter of 2006. Consumer deposits grew by 5.7%, or $153.8 million to $2.9 billion, while commercial deposits driven by market conditions experienced a decline of $86.9 million, or 9.8%. Consumer certificates of deposit increased by $266.9 million from a year ago and were partially offset by a $113.4 million net decline in all other sources of consumer deposits. Commercial certificates of deposit also increased over the same period a year ago, growing by $13.7 million, or 10.0%, while all other sources of commercial deposits declined by $100.5 million. The decline in commercial deposits is mainly attributed to lower title company activity, repo sweeps and the increase in customer utilization of their deposits versus obtaining financing. Over the past year, consumer and commercial customers have been shifting their deposits away from low yielding checking and savings accounts to higher yielding certificates of deposit or moving their deposits to alternative markets. This change in deposit mix is a result of the current rate environment and the intense level of competition. In addition, the use of brokered deposits increased from $460.5 million to $500.3 million as they provide a less expensive alternative to funding loan growth compared to other forms of borrowing.

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

At June 30, 2007, the investment portfolio totaled $1.6 billion, or 25.2% of total assets, compared to 26.8% of total assets at year-end 2006. The portfolio declined $104.1 million from the level at year-end 2006, reflecting management’s continued execution of the strategy to de-emphasize wholesale assets. In 2007 management has invested primarily in fixed rate mortgage-backed securities and municipal bonds to diversify investment portfolio risks, maximize stable earnings, and manage the Bank’s interest rate sensitivity. The purchases in 2007 have been primarily Aaa rated securities. In the first six months of 2007, $48.3 million of municipal bonds and $90.8 million of non-agency MBS were purchased, reinvesting proceeds of MBS sales, ABS sales, and prepayments. Investment allocations as of June 30, 2007 include MBS (43.8%), ABS (38.2%), municipal (9.2%), corporate (4.7%), and U.S. Government securities (4.1%). The MBS portfolio includes $561.5 million of agency-backed securities, $71.7 million of Aaa rated non-agency MBS and $60.0 million of Aa rated non-agency MBS. All of the non-agency MBS are backed by high credit quality 30-year fixed rate loans. There are no sub-prime MBS or ABS securities in the investment portfolio. The ABS portfolio consists of Aaa, Aa and single A rated pooled trust preferred securities. The municipal bond portfolio consists of geographically diversified Aaa rated securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury and Agency securities. Typically, management classifies securities as available for sale to maximize management flexibility, although securities may be purchased with the intention of holding to maturity.

The primary risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2.5% and 3.5%. The portfolio duration is currently 2.9%. Another risk in the investment portfolio is credit risk. At June 30, 2007, 59.9% of the investment portfolio was rated Aaa, 39.9% was investment grade below Aaa, and 0.2% was rated below investment grade or was not rated.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. If a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at June 30, 2007. Because the declines in fair value were due to changes in market interest rates or liquidity, not in estimated cash flows, no other than temporary impairment was recorded at June 30, 2007. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt and junior subordinated debentures, totaled $1.5 billion on June 30, 2007, down $152.1 million from year-end 2006. The decline offset core deposit growth of $79.0 million, repo growth of $45.0 million, and a $32.5 million reduction in total assets over that time period.

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repo agreements, and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate. Brokered CDs are generally added when market conditions permit issuance at rates favorable to other funding sources.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation also acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. There are $50 million of issuances callable within the next twelve months.

Liquidity

An important component of the Bank’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Bank has sufficient liquidity to meet future funding needs.

The Bank’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. The Bank’s primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At June 30, 2007, $971.5 million of secured borrowings were employed, with sufficient collateral available to immediately raise an additional $834.1 million. An excess liquidity position of $297.1 million remains after covering $537.0 million of unsecured funds that mature in the next three months. Additionally, over $365.1 million of assets are maintained as collateral with the Federal Reserve that is available as a contingent funding source.

The Bank also has several sources of unsecured funding that it uses routinely. At June 30, 2007, the Bank possessed $1.3 billion of overnight borrowing capacity, of which only $300.0 million was in use at quarter-end. The brokered certificates of deposit and unsecured debt markets, which are at times more expensive than secured funds of similar maturity, are also vital funding alternatives. As of June 30, 2007, the Bank’s brokered CD’s totaled $489.0 million.

As an alternative to raising secured funds, the Bank can raise liquidity through asset sales. At June 30, 2007, over $500 million of the Bank’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Bank’s $1.7 billion consumer and residential loan portfolios is saleable under normal conditions.

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

The following table summarizes significant contractual obligations at June 30, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period				Total
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations	$12,596	$22,730	$17,765	$23,181	$76,272
Long-term debt	175,000	340,000	105,000	136,770	756,770

Total	$187,596	$362,730	$122,765	$159,951	$833,042

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at June 30, 2007 were as follows:

(in thousands)	June 30, 2007
Commercial business and real estate	$1,075,287
Consumer revolving credit	825,810
Residential mortgage credit	21,216
Performance standby letters of credit	113,180

Total loan commitments	$2,035,493

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At June 30, 2007, the Corporation did not have any firm commitments to purchase loans.

Risk Management

Interest Rate Risk

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2007 for the June 30, 2007 data and on January 1, 2007 for the December 31, 2006 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

Interest Rate Scenario	At June 30, 2007 Projected Percentage Change in Net Interest Income	At December 31, 2006 Projected Percentage Change in Net Interest Income
-200 basis points	-1.40%	-3.20%
-100 basis points	-1.20%	-2.30%
No change	—	—
+100 basis points	-0.40%	0.30%
+200 basis points	0.40%	1.00%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 1.5% under the assumed single direction scenarios. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. The current economic environment includes concerns about elevated inflation on one hand and a slowing housing market on the other. At this point in time there is no clear direction for the path of future interest rate changes, or changes in the shape of the yield curve. Management is currently employing strategies to reduce the exposure to net interest margin from rising or falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategies. To protect the Bank from rising short-term interest rates, over $450 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $210.0 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to mitigate the impact on the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, $317.5 million of interest rate swaps were in force to reduce interest rate risk, and $75.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

Credit Risk

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and charge-offs. For the quarter ending June 30, 2007, the 90-day delinquency level was $3.6 million, or 0.09% of loans, down by $1.6 million, or 30.0% from December 31, 2006. Non-performing assets were $22.7 million, or 0.58% of loans compared to 0.57% as of December 31, 2006. Net charge-offs as a percentage of average loans for the quarter ending June 30, 2007 were 0.47% compared to 0.14% for the fourth quarter of last year. The current quarter included a $3.5 million charge-off of a long-standing delinquent commercial business loan made to a government contractor. Overall, the asset quality of the loan portfolio remains strong while the market conditions remain favorable with no significant effect on the Corporation’s credit quality. Further discussion relating to asset quality is presented in “Financial Condition – Asset Quality.”

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

Capital Resources

Total stockholders’ equity was $624.2 million at June 30, 2007, a decrease of $9.5 million from December 31, 2006. The change in stockholders’ equity for the period was attributable to $31.6 million in earnings that was partially offset by dividends paid of $19.9 million. Net accumulated other comprehensive loss increased by $13.6 million during the period primarily due to the impact of changing interest rates on the market value of the debt securities portfolio and cash flow hedges. Capital was also increased by $4.4 million associated with the exercise of vested stock options and was reduced by $12.0 million from the repurchase of 346 thousand shares of the Corporation’s common stock at an average price of $34.72. The Corporation is authorized to repurchase up to an additional 1.4 million shares under its stock repurchase program.

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

(dollars in thousands)	June 30, 2007	December 31, 2006
Total equity capital per consolidated financial statements	$624,167	$633,631
Qualifying trust preferred securities	129,000	129,000
Accumulated other comprehensive loss	35,685	22,107

Adjusted capital	788,852	784,738
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(262,107)	(263,665)

Total tier 1 capital	526,745	521,073

Adjustments for tier 2 capital:
Allowance for loan losses	45,769	45,203
Allowance for letter of credit losses	566	534

Total tier 2 capital adjustments	46,335	45,737

Total regulatory capital	$573,080	$566,810

Risk-weighted assets	$4,762,922	$4,781,982
Quarterly regulatory average assets	5,953,086	6,108,492

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.85%	8.53%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	11.06	10.90	4.00	6.00
Total regulatory capital to risk-weighted assets	12.03	11.85	8.00	10.00

As of June 30, 2007, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Financial Highlights

Provident reported net income of $15.5 million, or $0.48 per diluted share, for the quarter ended June 30, 2007 compared to $20.0 million and $0.60 per diluted share in the second quarter of 2006. The second quarter 2007 included a $3.5 million charge-off of a long-standing non-performing commercial business loan to a government contractor. During this quarter, management increased the provision for loan losses, maintaining an allowance of loan losses to total loans of 1.17%. The decline in year over year net income was also driven by lower net interest income that resulted mainly from depositors shifting their deposits from low yielding checking and savings accounts to higher yielding certificate of deposit accounts. In addition, the flat or inverted yield curve environment has led to slower deposit growth industry wide. The Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.00%, 9.66% and 3.57%, respectively, for the quarter ended June 30, 2007 compared to 1.26%, 12.32%, and 3.75%, respectively, for the second quarter of 2006. The financial results for second quarter of 2007 reflect the Corporation’s continued commitment to produce positive loan and deposit growth by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Central Virginia regions, and by growing commercial business and enhancing business results in all markets. In addition, asset quality continued to be favorable and management’s focus on expense control has contributed to the decline in operating expenses. Solid growth in average relationship-based loans of $266.6 million in the Corporation’s business segments enabled the Corporation to continue to strengthen the balance sheet by shifting away from wholesale assets to internally generated portfolios.

Earnings for the second quarter of 2007 include a decrease of $3.9 million in net interest income, a $4.0 million increase in provision for loan losses, a decrease in non-interest income of $217 thousand, a decrease of $1.2 million in non-interest expense and a $2.5 million decrease in income tax expense, resulting in a decrease of $4.5 million in net income from second quarter of 2006. Overall, the financial results for the quarter ended June 30, 2007 reflect the consistent execution by all lines of business, which produced growth in relationship-based loans, growth in customer deposit balances in a challenging banking environment, increased core fee income while controlling operating expenses. An overview of the Corporation’s strategies is discussed on pages 21-22 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended June 30, 2007 and 2006

	Three Months Ended June 30, 2007			Three Months Ended June 30, 2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$311,122	$4,884	6.30%	$403,284	$6,154	6.12%
Home equity	1,014,915	17,389	6.87	946,382	15,872	6.73
Marine	367,880	4,914	5.36	392,987	5,154	5.26
Other consumer	26,731	527	7.91	28,055	567	8.11
Commercial mortgage	446,898	7,949	7.13	461,554	8,126	7.06
Residential construction	584,719	12,727	8.73	508,328	10,675	8.42
Commercial construction	376,151	7,418	7.91	295,740	5,685	7.71
Commercial business	775,142	14,458	7.48	692,819	12,559	7.27

Total loans	3,903,558	70,266	7.22	3,729,149	64,792	6.97

Loans held for sale	12,696	193	6.10	10,352	171	6.63
Short-term investments	2,484	45	7.27	8,219	111	5.42
Taxable investment securities	1,474,204	21,154	5.76	1,838,992	24,732	5.39
Tax-advantaged investment securities	135,450	1,952	5.78	83,800	1,258	6.02

Total investment securities	1,609,654	23,106	5.76	1,922,792	25,990	5.42

Total interest-earning assets	5,528,392	93,610	6.79	5,670,512	91,064	6.44

Less: allowance for loan losses	45,423			44,750
Cash and due from banks	117,625			123,662
Other assets	614,599			623,024

Total assets	$6,215,193			$6,372,448

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$529,568	806	0.61	$579,131	647	0.45
Money market deposits	598,547	5,216	3.50	619,840	4,052	2.62
Savings deposits	597,538	563	0.38	683,347	588	0.35
Direct time deposits	1,199,855	13,789	4.61	919,265	8,221	3.59
Brokered time deposits	500,263	6,341	5.08	460,527	5,376	4.68
Short-term borrowings	591,806	6,829	4.63	878,716	10,034	4.58
Long-term debt	768,602	10,868	5.67	743,706	9,170	4.95

Total interest-bearing liabilities	4,786,179	44,412	3.72	4,884,532	38,088	3.13

Noninterest-bearing demand deposits	743,185			800,183
Other liabilities	41,592			35,794
Stockholders’ equity	644,237			651,939

Total liabilities and stockholders’ equity	$6,215,193			$6,372,448

Net interest-earning assets	$742,213			$785,980

Net interest income (tax-equivalent)		49,198			52,976
Less: tax-equivalent adjustment		650			486

Net interest income		$48,548			$52,490

Net yield on interest-earning assets on a tax-equivalent basis			3.57%			3.75%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended June 30, 2007 and 2006

	2007 Quarter to 2006 Quarter Increase/(Decrease)				2007/2006 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(92,162)	(22.9)%	$(1,270)	(20.6)%	$172	$(1,442)
Home equity	68,533	7.2	1,517	9.6	349	1,168
Marine	(25,107)	(6.4)	(240)	(4.7)	94	(334)
Other consumer	(1,324)	(4.7)	(40)	(7.1)	(14)	(26)
Commercial mortgage	(14,656)	(3.2)	(177)	(2.2)	83	(260)
Residential construction	76,391	15.0	2,052	19.2	401	1,651
Commercial construction	80,411	27.2	1,733	30.5	151	1,582
Commercial business	82,323	11.9	1,899	15.1	372	1,527

Total loans	174,409	4.7	5,474	8.4

Loans held for sale	2,344	22.6	22	12.9	(14)	36
Short-term investments	(5,735)	(69.8)	(66)	(59.5)	29	(95)
Taxable investment securities	(364,788)	(19.8)	(3,578)	(14.5)	1,574	(5,152)
Tax-advantaged investment securities	51,650	61.6	694	55.2	(52)	746

Total investment securities	(313,138)	(16.3)	(2,884)	(11.1)

Total interest-earning assets	(142,120)	(2.5)	2,546	2.8	4,867	(2,321)

Less: allowance for loan losses	673	1.5
Cash and due from banks	(6,037)	(4.9)
Other assets	(8,425)	(1.4)

Total assets	$(157,255)	(2.5)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(49,563)	(8.6)	159	24.6	218	(59)
Money market deposits	(21,293)	(3.4)	1,164	28.7	1,307	(143)
Savings deposits	(85,809)	(12.6)	(25)	(4.3)	53	(78)
Direct time deposits	280,590	30.5	5,568	67.7	2,689	2,879
Brokered time deposits	39,736	8.6	965	18.0	481	484
Short-term borrowings	(286,910)	(32.7)	(3,205)	(31.9)	105	(3,310)
Long-term debt	24,896	3.3	1,698	18.5	1,383	315

Total interest-bearing liabilities	(98,353)	(2.0)	6,324	16.6	7,105	(781)

Noninterest-bearing demand deposits	(56,998)	(7.1)
Other liabilities	5,798	16.2
Stockholders’ equity	(7,702)	(1.2)

Total liabilities and stockholders’ equity	$(157,255)	(2.5)

Net interest-earning assets	$(43,767)	(5.6)

Net interest income (tax-equivalent)			(3,778)	(7.1)	$(2,238)	$(1,540)
Less: tax-equivalent adjustment			164	33.7

Net interest income			$(3,942)	(7.5)

The net interest margin, on a tax-equivalent basis, decreased 18 basis points to 3.57% for the quarter ending June 30, 2007 compared to June 30, 2006. The decline was primarily caused by the current yield curve environment and the shift in deposit mix as customers have been moving balances away from lower yielding checking and savings accounts to higher yielding certificates of deposit accounts. The impact of management’s strategy of replacing lower yielding net interest-earning assets with higher yielding net interest-earning assets has been offset by the negative impact of the change in the deposit mix. The securities and debt restructuring transaction that occurred in December 2006 has mitigated some of the impact on the net interest margin caused by the shift in deposit mix. The Corporation has experienced solid loan growth in its home equity and residential and commercial construction loan portfolios as well as commercial business from the same period a year ago. Growth in these portfolios was offset by planned declines in wholesale assets (investment securities and originated and acquired residential portfolios). Overall, average-earning assets declined $142.1 million to $5.5 billion, which was mainly attributable to the $313.1 million reduction in average investment securities that resulted primarily from the securities and debt restructuring transaction. This decline was partially offset by the $174.4 million increase in average loans. The yields on loans and investments grew 25 and 34 basis points, respectively. The yield increase in loan and investment portfolios resulted from the year over year increase in market interest rates and the Corporation’s greater emphasis on variable rate assets. Interest-bearing liabilities decreased $98.4 million while the average rate paid increased 59 basis points. The increase in the average rate paid was primarily due to the change in deposit mix in addition to the rise in year over year interest rates that impacted all sources of deposits, short-term borrowings and long-term debt. Interest expense was also negatively impacted from the $57.0 million decline in average noninterest-bearing demand deposit balances during the second quarter of 2007 compared to same quarter a year ago as a result of the current interest rate environment.

The 6.79% yield on earning assets in the second quarter 2007 increased 35 basis points from the second quarter 2006, as a result of the year over year increase in interest rates, but was more than offset by the increased cost on interest-bearing liabilities of 59 basis points to 3.72%. Net interest income on a tax-equivalent basis was $49.2 million in the second quarter of 2007, compared to $53.0 million in second quarter of 2006. Total interest income increased $2.5 million and total interest expense increased $6.3 million resulting in the decline in net interest income of $3.8 million on a tax-equivalent basis. Growth in commercial and consumer loans, along with the impact from the rise in year over year interest rates, were the primary drivers behind the $2.5 million increase in total interest income. The impact from rising interest rates along with the change in deposit mix towards higher yielding certificates of deposit from lower yielding checking and savings accounts were the primary causes of the increase in interest expense of $6.3 million.

Future growth in net interest income will depend upon several factors including loan demand, growth in deposits, deposit mix and the general level of interest rates.

Provision for Loan Losses

The Corporation continues to emphasize quality underwriting as well as portfolio management of potential problem loans. Net charge-offs in the second quarter of 2007 were $4.5 million, or 0.47% of average loans compared to $878 thousand, or 0.09% of average loans, in the second quarter of 2006. The increase in net charge-offs was mainly driven by the $3.5 million charge-off of a commercial business loan in the second quarter of 2007. Excluding the one commercial business loan charge-off, net charge-offs would have increased slightly to 0.11% over the same period a year ago. The stable charge-off rate adjusted for the commercial business loan charge-off is a reflection of management’s credit policies and strategy of shifting the balance sheet to relationship-based loan portfolios. During the second quarter 2007, management increased the provision for loan losses by $4.0 million, maintaining an allowance for loan losses to total loans of 1.17%.

Non-Interest Income

Non-interest income for the current quarter decreased $217 thousand, or 0.7%, to $31.1 million compared to the second quarter of 2006. The second quarter of 2006 included a $1.3 million bank owned life insurance death benefit. Excluding the death benefit, non-interest income increased by 3.5%. The improvement in non-interest income adjusted for the death benefit was mainly driven by an increase in deposit fee income of $663 thousand, commissions and fees of $174 thousand and net gains of $217 thousand.

Deposit fee income increased $663 thousand, or 2.8%, from the second quarter of 2006, reflecting increases in both consumer and commercial accounts and activity. The increase in deposit fee income resulted from the implementation of a change made in processing customer transactions and the benefit from the termination of a vendor agreement in the fourth quarter of 2006.

Commissions and fees increased by 10.4% to $1.8 million for the three months ended June 30, 2007 over the same period a year ago. This increase is mainly from the improved sales performance in Provident Investment Center activities.

During the second quarter 2007, net gains associated with the sale of securities, asset sales and debt extinguishments increased by $217 thousand over the same period a year ago to $420 thousand. The second quarter of 2007 included securities sales that were focused on reducing sensitivity to changes in interest rates. These transactions generated net gains of $187 thousand. The second quarter of 2007 also included net gains of $233 thousand from other asset sales. Second quarter of 2006 included investment/borrowing transactions that were focused on reducing fixed rate mortgage-backed securities to reduce interest rate risk. These transactions generated net gains of $172 thousand. The second quarter of 2006 also included net gains of $142 thousand primarily from the sale of mortgage loans and a loss of $208 thousand from the extinguishments of $18.0 million of FHLB borrowings.

Net derivative losses on swaps were $557 thousand in the second quarter of 2007, compared to a $554 thousand loss in the second quarter of 2006. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. Non-interest income is impacted by changing interest rates and market volatility on the fair value of the non-designated interest rate swaps.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $38 thousand from second quarter of 2006. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions.

Other non-interest income for the second quarter of 2007 benefited slightly from increases in lease income of $67 thousand and $101 thousand in miscellaneous income offset by declines in mortgage banking fees, and bank owned life insurance income of $1.2 million. In the second quarter of 2006, the Corporation received a $1.3 million insurance death benefit.

Non-Interest Expense

Non-interest expense declined by $1.2 million, or 2.2%, from the same period a year ago. In the second quarter of 2007, total non-interest expense included $481 thousand in restructuring costs associated with the corporate-wide efficiency initiatives program along with consulting costs of $733 thousand relating to this program that is currently in process. In addition, the second quarter of 2006 included a non-recurring legal settlement of $1.3 million.

Salaries and employee benefits decreased $469 thousand, or 1.7%, from the same period a year ago. This decline is mainly attributable to decreased labor costs of $576 thousand from a lower number of employees that was offset slightly by annual merit increases. Salaries and employee benefits expense also declined due to an additional $281 thousand relating to deferred origination costs associated with loan origination volume and $134 thousand relating to share-based payments. In addition, employee incentive and commission payments increased by $296 thousand and pension benefits by $232 thousand. Occupancy expense increased $232 thousand over the second quarter of 2006 mainly due to the expiration of a sublease arrangement. Furniture and equipment increased 2.2% from the second quarter of 2006 while external processing fees decreased by $93 thousand, or 1.8%. The restructuring costs of $481 thousand for the second quarter of 2007 are composed of severance costs and associated employee termination costs. Other non-interest expense decreased by $1.4 million mainly from a $1.3 million legal settlement incurred in the second quarter of 2006. Included in other non-interest expense is a decline in professional fees of $421 thousand that relate to the annual audit and regulatory compliance costs. In addition, consulting costs increased by $733 thousand and relate to the ongoing corporate efficiency infrastructure initiatives.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $2.9 million at June 30, 2007 versus $2.5 million at June 30, 2006. The valuation allowance relates to state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $6.7 million based on pre-tax income of $22.2 million, representing an effective tax rate of 30.1% in second quarter of 2007. The effective tax rate was favorable compared to the 31.4% rate for the same period a year ago and reflects the increased state tax expense associated with the recent tax law change associated with captive real estate investment trusts which was more than offset by the impact from the increase in average tax-advantaged investments and the impact of permanent tax differences on the effective tax rate due to lower pre-tax earnings in 2007. In the second quarter of 2006, the Corporation recorded a tax expense of $9.2 million on pre-tax income of $29.2 million.

For Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Financial Highlights

The Corporation recorded net income of $31.6 million, or $0.98 per diluted share, for the six months ended June 30, 2007, compared to $38.3 million, or $1.15 per diluted share, for the six months ended June 30, 2006. The decline in year over year net income was primarily due to lower net interest income driven by the change in deposit mix and the additional provision for loan loss recorded in the second quarter 2007 that was mainly associated with a $3.5 million charge-off of a commercial business loan. For the six months ending June 30, 2007 and 2006, the Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.02%, 9.94% and 3.60%, compared to 1.21%, 11.87% and 3.74%, respectively. Year-to-date 2007 pre-tax results included a $1.3 million expense associated with restructuring activities and $1.5 million in consulting costs associated with these activities. In addition, non-interest income included a $767 thousand gain from the sale of a branch facility that was completed as part of the branch rationalization effort. Year-to-date 2006 pre-tax income includes a one time legal settlement expense of $1.3 million and a Bank owned life insurance death benefit of $1.3 million.

Net Interest Income

Tax equivalent net interest income for the six months of 2007 decreased $6.0 million to $98.8 million compared to 2006, a 5.7% decrease from period to period. Tax equivalent interest income increased $9.9 million and interest expense increased $15.9 million. The decline in net interest income is mainly a result of the change in deposit mix as customers shifted their deposits away from low yielding checking and savings deposits to higher yielding certificates of deposit accounts. Year over year, interest-earning assets declined by $115.5 million which is mainly a result of the Corporation’s securities and debt restructuring transaction that occurred in December 2006 and was partially mitigated by the increase in average loans. The yield on earning assets increased 49 basis points and was offset by the impact from the 71 basis point increase in rates paid on interest-bearing liabilities. Interest-bearing liabilities declined by $67.2 million over the same period a year ago. The overall impact on the net yield on earning assets was a decrease of 14 basis points to 3.60% in 2007 from 3.74% in 2006.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$318,211	$9,956	6.31%	$421,298	$13,037	6.24%
Home equity	1,005,768	34,461	6.91	930,371	30,150	6.53
Marine	370,561	9,931	5.40	399,868	10,388	5.24
Other consumer	27,201	1,076	7.98	29,222	1,159	8.00
Commercial mortgage	448,641	15,940	7.16	468,416	16,043	6.91
Residential construction	585,349	25,342	8.73	478,228	19,684	8.30
Commercial construction	373,739	14,681	7.92	302,395	11,146	7.43
Commercial business	758,071	28,190	7.50	685,124	24,345	7.17

Total loans	3,887,541	139,577	7.24	3,714,922	125,952	6.84

Loans held for sale	11,861	369	6.27	8,923	297	6.71
Short-term investments	3,257	142	8.79	8,346	190	4.59
Taxable investment securities	1,514,076	43,799	5.83	1,844,055	48,684	5.32
Tax-advantaged investment securities	122,270	3,571	5.89	78,283	2,363	6.09

Total investment securities	1,636,346	47,370	5.84	1,922,338	51,047	5.35

Total interest-earning assets	5,539,005	187,458	6.82	5,654,529	177,486	6.33

Less: allowance for loan losses	45,336			45,071
Cash and due from banks	114,873			122,570
Other assets	616,250			623,121

Total assets	$6,224,792			$6,355,149

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$523,874	1,458	0.56	$574,188	1,316	0.46
Money market deposits	570,802	9,688	3.42	616,983	7,687	2.51
Savings deposits	598,062	1,154	0.39	687,657	1,140	0.33
Direct time deposits	1,192,141	27,084	4.58	908,948	15,288	3.39
Brokered time deposits	513,512	12,885	5.06	454,506	10,436	4.63
Short-term borrowings	627,065	14,571	4.69	857,128	18,582	4.37
Long-term debt	781,218	21,833	5.64	774,508	18,292	4.76

Total interest-bearing liabilities	4,806,674	88,673	3.72	4,873,918	72,741	3.01

Noninterest-bearing demand deposits	734,046			795,923
Other liabilities	42,023			34,691
Stockholders’ equity	642,049			650,617

Total liabilities and stockholders’ equity	$6,224,792			$6,355,149

Net interest-earning assets	$732,331			$780,611

Net interest income (tax-equivalent)		98,785			104,745
Less: tax-equivalent adjustment		1,302			924

Net interest income		$97,483			$103,821

Net yield on interest-earning assets on a tax-equivalent basis			3.60%			3.74%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Six Months Ended June 30, 2007 and 2006

	YTD 2007 to YTD 2006 Increase/(Decrease)				2007/2006 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(103,087)	(24.5)%	$(3,081)	(23.6)%	$143	$(3,224)
Home equity	75,397	8.1	4,311	14.3	1,786	2,525
Marine	(29,307)	(7.3)	(457)	(4.4)	321	(778)
Other consumer	(2,021)	(6.9)	(83)	(7.2)	(3)	(80)
Commercial mortgage	(19,775)	(4.2)	(103)	(0.6)	588	(691)
Residential construction	107,121	22.4	5,658	28.7	1,063	4,595
Commercial construction	71,344	23.6	3,535	31.7	770	2,765
Commercial business	72,947	10.6	3,845	15.8	1,169	2,676

Total loans	172,619	4.6	13,625	10.8

Loans held for sale	2,938	32.9	72	24.2	(20)	92
Short-term investments	(5,089)	(61.0)	(48)	(25.3)	110	(158)
Taxable investment securities	(329,979)	(17.9)	(4,885)	(10.0)	4,370	(9,255)
Tax-advantaged investment securities	43,987	56.2	1,208	51.1	(79)	1,287

Total investment securities	(285,992)	(14.9)	(3,677)	(7.2)

Total interest-earning assets	(115,524)	(2.0)	9,972	5.6	13,657	(3,685)

Less: allowance for loan losses	265	0.6
Cash and due from banks	(7,697)	(6.3)
Other assets	(6,871)	(1.1)

Total assets	$(130,357)	(2.1)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(50,314)	(8.8)	142	10.8	265	(123)
Money market deposits	(46,181)	(7.5)	2,001	26.0	2,612	(611)
Savings deposits	(89,595)	(13.0)	14	1.2	173	(159)
Direct time deposits	283,193	31.2	11,796	77.2	6,247	5,549
Brokered time deposits	59,006	13.0	2,449	23.5	1,021	1,428
Short-term borrowings	(230,063)	(26.8)	(4,011)	(21.6)	1,259	(5,270)
Long-term debt	6,710	0.9	3,541	19.4	3,381	160

Total interest-bearing liabilities	(67,244)	(1.4)	15,932	21.9	16,949	(1,017)

Noninterest-bearing demand deposits	(61,877)	(7.8)
Other liabilities	7,332	21.1
Stockholders’ equity	(8,568)	(1.3)

Total liabilities and stockholders’ equity	$(130,357)	(2.1)

Net interest-earning assets	$(48,280)	(6.2)

Net interest income (tax-equivalent)			(5,960)	(5.7)	$(3,292)	$(2,668)
Less: tax-equivalent adjustment			378	40.9

Net interest income			$(6,338)	(6.1)

Provision for Loan Losses

The provision for loan losses for the first six months of 2007 was $5.8 million compared to $1.1 million for the six months of 2006. Net charge-offs were $5.3 million, or 0.27% of average loans, in the first six months of 2007 compared to $2.1 million, or 0.11% of average loans, for the six months of 2006. During the first six months of 2007 management increased the provision for loan losses by $4.7 million, maintaining an allowance for loan losses to total loans of 1.17%.

Non-Interest Income

Total non-interest income increased to $61.0 million for the six months ended June 30, 2007 from $59.4 million for the six months ended June 30, 2006. Deposit fee income increased $873 thousand, or 1.9%, reflecting increases in consumer and commercial deposit fees. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $122 thousand from six months ending June 30, 2006, as a result of a change in interest rates. Non-interest income benefited from increases in commissions and fees of $228 thousand mainly from insurance and investment fees. Net gains were $1.6 million for the six months ended June 30, 2007, compared to $743 thousand for the six months ended June 30, 2006. The six months ended June 30, 2007 includes a $767 million gain from the sale of a branch facility. Derivative losses on swaps decreased by $537 thousand, from a net loss of $1.2 million for the six months ending June 30, 2006 to a net loss of $620 thousand for the six months ending June 30, 2007. This decrease resulted from the impact of the changing interest rates and market volatility. In addition, the six months ended June 30, 2006 included a $1.3 million insurance death benefit.

Non-Interest Expense

Non-interest expense increased by $810 thousand, or 0.8%, over year to date 2006. Year-to-date 2007 included a $1.3 million expense associated with restructuring activities and $1.5 million in consulting costs associated with these activities. Year-to-date 2006 included a one time legal settlement of $1.3 million. Salaries and employee benefits declined by $172 thousand, or 0.3%, from the same period a year ago. This decline is mainly attributable to decreased labor costs of $189 thousand from the decreased number of employees resulting from the restructuring activities offset by annual merit increases. Salaries and employee benefits included a decrease in incentives and commissions of $207 thousand and an additional $436 thousand in deferred origination costs. Healthcare costs declined by $533 thousand, while pension costs increased by $482 thousand. The Corporation’s 401k plan expense increased by $146 thousand and stock compensation expense increased by $444 thousand relating to share based payments. Occupancy and furniture and equipment expense increased $633 thousand reflecting the increased rent expense, depreciation expense and a termination of a sublease agreement. Non-interest expense also includes $1.3 million in restructuring costs and $1.5 million in consulting fees relating to the restructuring activities. Professional fees relating to the annual audit and regulatory compliance activities declined by the $749 thousand.

Income Taxes

The Corporation recorded income tax expense of $13.6 million in the first six months of 2007 based on pre-tax income of $45.2 million, a 30.0% effective tax rate, as compared to pre-tax income of $55.5 million and an effective tax rate of 31.1% for 2006. The decline in effective tax rate reflects the increased state tax expense associated with the recent tax law change associated with captive real estate investment trusts which was more than offset by the impact from the increase in average tax-advantaged investments and the impact of permanent tax differences on the effective tax rate due to lower pre-tax earnings in 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2006, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The market risk of the Corporation has not experienced any material changes as of June 30, 2007 from December 31, 2006. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2007.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes, individually and in the aggregate, are immaterial to the financial condition and the results of operations of the Corporation.

Item 1A.	Risk Factors

In early April 2007, the State of Maryland passed legislation eliminating a previously legal dividend deduction for captive real estate investment trusts. The new legislation was signed by the Governor into law in May 2007. The law was effective July 1, 2007 and was retroactive to January 1, 2007. The Corporation, which maintains a trust to which the new law is applicable, has evaluated the impact of this change in the tax regulations on the Corporation’s operations and has concluded that the overall tax impact is immaterial to the financial condition of the Corporation.

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

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 1,400,039. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended June 30, 2007. The Corporation currently has no plan to terminate the stock repurchase plan.

The following table provides certain information with regard to shares repurchased by the Corporation in the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
April 1 - April 30	—	$—	—	1,456,112
May 1 - May 31	50,000	33.40	50,000	1,406,112
June 1 - June 30	6,073	35.69	6,073	1,400,039

Total	56,073	$33.65	56,073	1,400,039

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on May 16, 2007. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated April 9, 2007. Of the shares eligible to vote at the annual meeting, 28,982,658 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

Director	No. of Votes For	%	No. of Votes Withheld	%
Melvin A. Bilal	27,807,746	95.9	1,174,912	4.1
Ward B. Coe, III	18,032,632	62.2	10,950,026	37.8
Frederick W. Meier, Jr.	27,959,395	96.5	1,023,263	3.5
Gary N. Geisel	27,764,423	95.8	1,218,235	4.2
William J. Crowley, Jr.	27,951,759	96.4	1,030,899	3.6
Bryan J. Logan	27,968,816	96.5	1,013,842	3.5
James G. Davis, Jr.	27,912,383	96.3	1,070,275	3.7
Dale B. Peck	27,953,826	96.5	1,028,832	3.5

(c) Additional proposal submitted for a vote, with the following result:

Proposal	No. of Votes For	No. of Votes Against	No. of Votes Abstaining
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2007	28,742,813	195,737	44,108

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Sixth Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(11.0)	Statement re: Computation of Per Share Earnings (3)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on January 18, 2007.
(3)	Included in Note 15 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

August 9, 2007	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and
Chief Executive Officer

Principal Financial Officer:

August 9, 2007	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and
Chief Financial Officer

EXHIBIT	DESCRIPTION

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer