Form 10-Q
period 2007-09-30
PROVIDENT BANKSHARES CORP
filed 2007-11-09
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2007

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

At November 6, 2007, the Registrant had 31,875,605 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	September 30, 2007		December 31, 2006	September 30, 2006
Assets:	(Unaudited	)		(Unaudited	)
Cash and due from banks	$123,417		$142,794	$142,173
Short-term investments	2,822		7,118	9,937
Mortgage loans held for sale	10,571		10,615	9,223
Securities available for sale	1,511,945		1,582,736	1,761,424
Securities held to maturity	47,654		101,867	128,530
Loans	4,047,715		3,865,492	3,768,027
Less allowance for loan losses	51,244		45,203	44,703

Net loans	3,996,471		3,820,289	3,723,324

Premises and equipment, net	60,630		67,936	66,492
Accrued interest receivable	36,091		37,084	37,336
Goodwill	253,906		254,543	254,855
Intangible assets	6,474		8,965	9,415
Other assets	314,029		261,946	267,582

Total assets	$6,364,010		$6,295,893	$6,410,291

Liabilities:
Deposits:
Noninterest-bearing	$715,224		$761,830	$774,574
Interest-bearing	3,491,517		3,378,282	3,357,128

Total deposits	4,206,741		4,140,112	4,131,702

Short-term borrowings	734,748		658,887	634,645
Long-term debt	771,726		828,079	955,599
Accrued expenses and other liabilities	40,074		35,184	41,459

Total liabilities	5,753,289		5,662,262	5,763,405

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 31,974,520, 32,433,387 and 32,680,266 shares at September 30, 2007, December 31, 2006 and September 30, 2006, respectively	31,975		32,433	32,680
Additional paid-in capital	354,836		370,425	379,673
Retained earnings	270,475		252,880	251,405
Net accumulated other comprehensive loss	(46,565)		(22,107)	(16,872)

Total stockholders’ equity	610,721		633,631	646,886

Total liabilities and stockholders’ equity	$6,364,010		$6,295,893	$6,410,291

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income—Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
Interest Income:
Loans, including fees	$72,363	$68,376	$211,895	$194,354
Investment securities	20,832	25,234	64,631	73,918
Tax-advantaged loans and securities	1,640	1,110	4,323	2,820
Short-term investments	39	92	181	282

Total interest income	94,874	94,812	281,030	271,374

Interest Expense:
Deposits	27,242	22,018	79,511	57,885
Short-term borrowings	8,774	8,661	23,345	27,243
Long-term debt	11,021	12,919	32,854	31,211

Total interest expense	47,037	43,598	135,710	116,339

Net interest income	47,837	51,214	145,320	155,035
Less provision for loan losses	7,494	954	13,338	2,096

Net interest income after provision for loan losses	40,343	50,260	131,982	152,939

Non-Interest Income:
Service charges on deposit accounts	23,910	24,450	70,591	70,258
Commissions and fees	1,616	1,492	5,122	4,770
Net gains	4,902	373	6,525	1,116
Net derivative gains (losses) on swaps	204	643	(416)	(514)
Net cash settlement on swaps	193	186	599	714
Other non-interest income	4,478	4,356	13,836	14,600

Total non-interest income	35,303	31,500	96,257	90,944

Non-Interest Expense:
Salaries and employee benefits	26,390	27,353	81,018	82,153
Occupancy expense, net	5,978	5,845	17,973	17,233
Furniture and equipment expense	3,875	3,838	11,671	11,608
External processing fees	5,083	5,272	15,214	15,373
Restructuring activities	111	—	1,459	—
Other non-interest expense	11,248	10,306	32,746	32,833

Total non-interest expense	52,685	52,614	160,081	159,200

Income before income taxes	22,961	29,146	68,158	84,683
Income tax expense	6,993	8,707	20,554	25,963

Net income	$15,968	$20,439	$47,604	$58,720

Net Income Per Share Amounts:
Basic	$0.50	$0.63	$1.48	$1.79
Diluted	0.50	0.62	1.48	1.77

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Nine Months Ended September 30,
(in thousands)	2007	2006
Operating Activities:
Net income	$47,604	$58,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,619	17,140
Provision for loan losses	13,338	2,096
Provision for deferred income tax benefit	(7,190)	(2,014)
Net gains	(848)	(1,116)
Gain on sale of branches and deposits	(5,677)	—
Net derivative losses on swaps	416	514
Originated loans held for sale	(90,166)	(78,720)
Proceeds from sales of loans held for sale	90,728	78,122
Restructuring activities	1,459	—
Cash payments for restructuring activities	(877)	—
Net decrease in accrued interest receivable and other assets	(25,369)	(9,218)
Net increase in accrued expenses and other liabilities	4,427	8,269

Total adjustments	(5,140)	15,073

Net cash provided by operating activities	42,464	73,793

Investing Activities:
Principal collections and maturities of securities available for sale	115,923	164,851
Principal collections and maturities of securities held to maturity	52,048	—
Proceeds from sales of securities available for sale	82,938	195,258
Purchases of securities available for sale	(171,654)	(327,030)
Purchases of securities held to maturity	—	(19,016)
Loan originations and purchases less principal collections	(189,012)	(77,211)
Purchases of premises and equipment	(6,156)	(10,956)
Sale of branch facilities	3,867	—

Net cash used by investing activities	(112,046)	(74,104)

Financing Activities:
Net increase in deposits	72,475	7,567
Net increase (decrease) in short-term borrowings	75,861	(13,107)
Proceeds from long-term debt	220,000	505,000
Payments and maturities of long-term debt	(276,649)	(470,217)
Proceeds from issuance of stock	5,094	13,141
Tax benefits associated with share based payments	278	2,452
Purchase of treasury stock	(21,141)	(27,276)
Cash dividends paid on common stock	(30,009)	(28,605)

Net cash provided (used) by financing activities	45,909	(11,045)

Decrease in cash and cash equivalents	(23,673)	(11,356)
Cash and cash equivalents at beginning of period	149,912	163,466

Cash and cash equivalents at end of period	$126,239	$152,110

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$78,150	$74,168
Income taxes paid	19,759	22,617

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

September 30, 2007

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2007. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2007.

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

Share-Based Payment

Effective January 1, 2006, the Corporation adopted SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123R”) which requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees in the Condensed Consolidated Statements of Income.

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

At September 30, 2007 and 2006, respectively, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Condensed Consolidated Statements of Cash Flows.

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

Other Changes in Accounting Principles

Effective December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting Defined Benefit Pension and other Postretirement Plans.” Upon adoption, the Corporation recorded a $10.0 million reduction in comprehensive income on the Corporation’s Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income as of December 31, 2006. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, total comprehensive income was reported as $65.2 million. With this revised presentation, total comprehensive income would have been $75.2 million as of December 31, 2006. The revised presentation will be reflected in the Corporation’s Annual Report on Form 10-K as of December 31, 2007.

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

NOTE 2—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$67,807	$17	$1,326	$66,498
Mortgage-backed securities	697,715	616	22,153	676,178
Municipal securities	153,369	923	470	153,822
Other debt securities	652,221	1,331	38,105	615,447

Total securities available for sale	1,571,112	2,887	62,054	1,511,945

Securities held to maturity:
Other debt securities	47,654	793	75	48,372

Total securities held to maturity	47,654	793	75	48,372

Total investment securities	$1,618,766	$3,680	$62,129	$1,560,317

December 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$73,105	$—	$1,694	$71,411
Mortgage-backed securities	718,697	1,105	18,947	700,855
Municipal securities	100,973	693	293	101,373
Other debt securities	706,748	3,619	1,270	709,097

Total securities available for sale	1,599,523	5,417	22,204	1,582,736

Securities held to maturity:
Other debt securities	101,867	2,223	1,140	102,950

Total securities held to maturity	101,867	2,223	1,140	102,950

Total investment securities	$1,701,390	$7,640	$23,344	$1,685,686

September 30, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$78,880	$—	$1,686	$77,194
Mortgage-backed securities	950,404	1,527	28,242	923,689
Municipal securities	101,362	974	162	102,174
Other debt securities	656,261	2,967	861	658,367

Total securities available for sale	1,786,907	5,468	30,951	1,761,424

Securities held to maturity:
Other debt securities	128,530	1,438	1,755	128,213

Total securities held to maturity	128,530	1,438	1,755	128,213

Total investment securities	$1,915,437	$6,906	$32,706	$1,889,637

At September 30, 2007, a net unrealized after-tax loss of $35.8 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compared to a net unrealized after-tax loss of $13.9 million at September 30, 2006 and a net unrealized after-tax loss of $9.1 million at December 31, 2006.

Management reviews the investment securities portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining whether a security is other than temporarily impaired. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. At September 30, 2007, the unrealized losses contained within the Corporation’s investment securities portfolio were considered temporary because the declines in fair value were due to changes in market interest rates and from the recent illiquid market conditions and not from a decline in estimated cash flows of the underlying debt securities. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

For further details regarding investment securities at December 31, 2006, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2006.

NOTE 3—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Residential real estate:
Originated and acquired residential mortgage	$292,129	$333,568	$356,179
Home equity	1,060,882	991,327	993,994
Other consumer:
Marine	355,267	374,652	387,671
Other	28,933	28,427	31,015

Total consumer	1,737,211	1,727,974	1,768,859

Commercial real estate:
Commercial mortgage	440,472	445,563	434,484
Residential construction	618,669	599,275	554,794
Commercial construction	405,249	357,594	302,953
Commercial business	846,114	735,086	706,937

Total commercial	2,310,504	2,137,518	1,999,168

Total loans	$4,047,715	$3,865,492	$3,768,027

NOTE 4—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Balance at beginning of period	$45,769	$44,700	$45,203	$45,639
Provision for loan losses	7,494	954	13,338	2,096
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	175	197	493	617
Home equity	274	(19)	418	93
Marine and other consumer	961	720	1,932	1,281
Residential construction	368	—	368	—
Commercial business	241	53	4,086	1,041

Net charge-offs	2,019	951	7,297	3,032

Balance at end of period	$51,244	$44,703	$51,244	$44,703

NOTE 5—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the nine months ended September 30, 2007.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2006	$255,165	$(622)	$254,543
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(637)	—	(637)

Balance at September 30, 2007	$254,528	$(622)	$253,906

The adjustment to goodwill in 2007 was due to the resolution of income tax uncertainties related to the Corporation’s merger with Southern Financial on April 30, 2004.

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Total
Balance at December 31, 2006	$15,429	$(6,464)	$8,965
Amortization expense	—	(1,307)	(1,307)
Reduction of deposit-based intangible due to sale of branches		(1,184)	(1,184)

Balance at September 30, 2007	$15,429	$(8,955)	$6,474

On September 7, 2007, the deposits and facilities of six branches were sold to Union Bankshares. As a result of the sale, $1.2 million of the deposit-based intangible associated with the deposits sold was reduced and included in net gains.

NOTE 6—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Interest-bearing deposits:
Interest-bearing demand	$491,362	$559,682	$553,415
Money market	607,812	545,584	544,262
Savings	536,172	596,434	625,073
Direct time certificates of deposit	1,192,522	1,156,709	1,040,078
Brokered certificates of deposit	663,649	519,873	594,300

Total interest-bearing deposits	3,491,517	3,378,282	3,357,128
Noninterest-bearing deposits	715,224	761,830	774,574

Total deposits	$4,206,741	$4,140,112	$4,131,702

NOTE 7—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Securities sold under repurchase agreements	$312,116	$306,437	$318,251
Federal funds purchased	420,000	320,000	284,000
Federal Home Loan Bank advances - variable rate	—	30,000	30,000
Other short-term borrowings	2,632	2,450	2,394

Total short-term borrowings	$734,748	$658,887	$634,645

NOTE 8—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Federal Home Loan Bank advances - fixed rate	$90,000	$30,795	$63,698
Federal Home Loan Bank advances - variable rate	545,000	660,427	755,000
Junior Subordinated Debentures	136,726	136,857	136,901

Total long-term debt	$771,726	$828,079	$955,599

NOTE 9—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At September 30, 2007, 4.4 million shares were available to be granted by the Corporation pursuant to the plan.

Stock Option Awards

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s shares at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight-year contractual terms. All options issued prior to January 1, 2005 have contractual terms of ten years and are vested.

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

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options granted during the periods indicated using these assumptions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average dividend yield	4.96%	3.14%	3.64%	3.14%
Weighted average risk-free interest rate	4.39%	4.89%	4.67%	4.61%
Weighted average expected volatility	17.40%	17.86%	16.80%	19.78%
Weighted average expected life	5.25 years	5.25 years	5.25 years	5.25 years
Weighted average fair value of options granted	$3.68	$6.21	$5.18	$6.47

The Corporation recognized compensation expense related to options of $217 thousand and $142 thousand for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007, compensation expense related to options was $642 thousand compared to $315 thousand for the same period in 2006. The intrinsic value of options exercised for the three months ended September 30, 2007 and 2006 was $61 thousand and $3.0 million, respectively. For the nine months ended September 30, 2007 and 2006, the intrinsic value of options exercised was $1.1 million and $6.5 million, respectively. Unrecognized compensation cost related to non-vested options was $2.7 million and $1.7 million at September 30, 2007 and 2006, respectively, and is expected to be recognized over a weighted average period of 3.0 years and 3.4 years, respectively.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	2,113,371	$28.21
Granted	373,575	$35.26
Exercised	(121,807)	$24.94
Cancelled or expired	(49,076)	$34.37

Options outstanding at September 30, 2007	2,316,063	$29.39	5.40	$8,375

Options exercisable at September 30, 2007	1,741,737	$27.66	4.83	$8,375

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Grants to directors	$—	$15	$320	$233
Grants to employees	$341	$191	$841	$499

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2006	78,641	$35.33
Granted	68,224	$35.28
Vested	(30,596)	$34.61
Cancelled	(4,055)	$35.54

Unvested at September 30, 2007	112,214	$35.49

At September 30, 2007, unrecognized compensation cost related to non-vested restricted stock grants was $3.5 million and is expected to be recognized over a weighted average period of 2.8 years.

NOTE 10—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. During all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by equal and offsetting amounts. At September 30, 2007, there were no derivatives designated as fair value hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the nine months ended September 30, 2007, the Corporation recorded an increase in the value of derivatives of $2.2 million compared to a decrease of $612 thousand for the same period in 2006, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three and nine months ended September 30, 2007 and 2006, respectively, the impact of the ineffectiveness portions of cash flow hedges was immaterial.

The interest rate swaps that are classified as non-designated derivatives are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the three months ended September 30, 2007 and 2006, the Corporation recorded net gains of $200 thousand and $645 thousand, respectively, to reflect the change in value of the non-designated interest rate swaps. For the nine months ended September 30, 2007 and 2006, the Corporation recorded net losses of $415 thousand and $507 thousand, respectively, to reflect the change in value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $193 thousand and $186 thousand for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the net cash benefit from these interest rate swaps was $599 thousand and $714 thousand, respectively.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
September 30, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$277,450	$1,232	$1,084
Interest rate caps/corridors	Hedge borrowing cost	75,000	321	321

Total designated derivatives		352,450	1,553	1,405

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,880	2,880

Total non-designated derivatives		40,000	2,880	2,880

Total derivatives		$392,450	$4,433	$4,285

December 31, 2006
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$293,450	$471	$(1,410)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(280)
Interest rate caps/corridors	Hedge borrowing cost	140,000	615	615

Total designated derivatives		463,350	1,086	(1,075)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,465	2,465

Total non-designated derivatives		40,000	2,465	2,465

Total derivatives		$503,350	$3,551	$1,390

September 30, 2006
Designated Derivatives
Interest rate swaps:
Pay fixed/receive variable	Hedge borrowing cost	$25,000	$170	$170
Receive fixed/pay variable	Hedge investment rate risk	293,450	621	(1,146)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(366)
Interest rate caps/corridors	Hedge borrowing cost	140,000	922	922

Total designated derivatives		488,350	1,713	(420)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,282	3,282

Total non-designated derivatives		40,000	3,282	3,282

Total derivatives		$528,350	$4,995	$2,862

NOTE 11—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	September 30, 2007
Commercial business and real estate	$1,054,669
Consumer revolving credit	840,518
Residential mortgage credit	15,158
Performance standby letters of credit	114,908

Total loan commitments	$2,025,253

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

During the third quarter of 2007, the Corporation received a court decision requiring that it pay the legal expenses of former officers and directors of Southern Financial as a result of a provision for indemnification under the terms of the 2004 merger agreement with Southern Financial Bancorp in April 2004. This amounted to $756 thousand in legal expenses for the three and nine months ended September 30, 2007. At September 30, 2007, this is an ongoing obligation and the Corporation is unable to estimate the cost impact, if any, on future periods.

NOTE 12—NET GAINS

Net gains include the following components for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2007	2006	2007	2006
Net gains:
Securities sales	$—	$202	$399	$491
Asset sales	(8)	171	1,063	551
Sale of branches	4,910	—	4,910	—
Debt extinguishment	—	—	153	74

Net gains	$4,902	$373	$6,525	$1,116

NOTE 13—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Condensed Consolidated Statements of Income as they are incurred. The costs include incremental expenses associated with corporate-wide efficiency and infrastructure initiatives focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model.

As part of the rationalization of the branch network, the Corporation closed seven branches and sold deposits and facilities of six branches during the nine months ending September 30, 2007. During the first quarter of 2007, the restructuring costs related to the branch closures were composed of contract termination costs and the write-down of premises and equipment values. The Corporation does not anticipate incurring any further costs relating to these previously announced branch closures. In addition, the branch closure initiative resulted in a $767 thousand realized gain associated with the sale of a branch facility. This gain is reflected in net gains from asset sales in Note 12. In the third quarter of 2007, the Corporation also completed the sale of the deposits and facilities of six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. The transaction closed in early September 2007 with an associated $4.9 million gain reflected in net gains from sales of branches in Note 12. There are no restructuring costs associated with the sale of these branches. The sale of the six branches was consistent with the Corporation’s strategy to rationalize the branch network by focusing on the Corporation’s core markets—the high growth, metropolitan areas of Baltimore, Washington and Richmond.

For the second and third quarters of 2007, restructuring activities costs related to the corporate-wide efficiency and infrastructure initiatives. All expenses accrued in the second and third quarters of 2007 are directly related to staff reductions associated with an ongoing corporate efficiency and process re-engineering project initiated by management. The costs represent salaries, benefits, severance payments and outplacement services for the affected employees.

All amounts accrued with respect to the initiatives discussed above have been recognized in the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2007.

The incurred costs for all restructuring activities are reflected in the following tables:

	For the three months ended September 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$111	$111
Contract terminations	—	—	—
Impairment of fixed assets	—	—	—
Other related costs	—	—	—

Total restructuring activities	$—	$111	$111

	For the nine months ended September 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$592	$592
Contract terminations	473	—	473
Impairment of fixed assets	357	—	357
Other related costs	37	—	37

Total restructuring activities	$867	$592	$1,459

The following table reflects a rollforward of the accrued liability associated with the restructuring activities:
	At September 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2006	$—	$—	$—
Branch closure costs	510		510
Efficiency initiatives costs	—	592	592
Cash payments	(510)	(367)	(877)

Balance at September 30, 2007	$—	$225	$225

Future costs associated with efficiency initiatives have not been incurred or estimated at this time and have not been recognized as liabilities at September 30, 2007. The expected completion date of the restructuring activities is early 2008.

NOTE 14—INCOME TAXES

In April 2007, the State of Maryland passed legislation eliminating a dividends paid deduction for captive real estate investment trusts. The law was effective July 1, 2007 and was retroactive to January 1, 2007. The Corporation, which maintains a trust to which the new law is applicable, has evaluated the impact of this change in the tax regulations and has concluded that the overall tax impact is immaterial to the financial condition of the Corporation.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Income. At January 1, 2007, no interest and penalties were required to be recognized. At September 30, 2007, the tax years that remain subject to examination are 2004 through 2006 for both the Federal and State of Maryland tax authorities.

NOTE 15—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2007	2006	2007	2006
Net income	$15,968	$20,439	$47,604	$58,720
Basic EPS shares	31,932	32,633	32,063	32,791
Basic EPS	$0.50	$0.63	$1.48	$1.79
Dilutive shares	160	404	196	404
Diluted EPS shares	32,092	33,037	32,259	33,195
Diluted EPS	$0.50	$0.62	$1.48	$1.77
Antidilutive shares	1,372	12	936	24

NOTE 16—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income including the components of other comprehensive income (loss) for the periods indicated.

	Three Months Ended September 30,
	2007			2006
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(22,536)	$(9,172)	$(13,364)	$24,037	$9,052	$14,985
Reclassification of net gains realized in net income	—	—	—	(202)	(79)	(123)

Net unrealized gains (losses) on securities arising during the year	(22,536)	(9,172)	(13,364)	23,835	8,973	14,862
Net unrealized gains from derivative activities arising during the year	4,110	1,626	2,484	4,106	1,625	2,481

Other comprehensive income (loss)	$(18,426)	$(7,546)	(10,880)	$27,941	$10,598	17,343

Net income			15,968			20,439

Comprehensive income			$5,088			$37,782

	Nine Months Ended September 30,
	2007			2006
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(44,027)	$(17,643)	$(26,384)	$1,427	$110	$1,317
Reclassification of net gains realized in net income	(399)	(157)	(242)	(491)	(194)	(297)

Net unrealized gains (losses) on securities arising during the year	(44,426)	(17,800)	(26,626)	936	(84)	1,020
Net unrealized gains (losses) from derivative activities arising during the year	3,286	1,118	2,168	(839)	(230)	(609)

Other comprehensive income (loss)	$(41,140)	$(16,682)	(24,458)	$97	$(314)	411

Net income			47,604			58,720

Comprehensive income			$23,146			$59,131

NOTE 17—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended September 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2007	2006	2007	2006	2007	2006
Service cost - benefits earned during the period	$558	$792	$258	$36	$1	$72
Interest cost on projected benefit obligation	639	855	215	153	5	58
Expected return on plan assets	(977)	(1,359)	—	—	—	—
Net amortization and deferral of loss (gain)	186	110	67	182	(2)	(107)

Net pension cost included in employee benefits expense	$406	$398	$540	$371	$4	$23

	Nine Months Ended September 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2007	2006	2007	2006	2007	2006
Service cost - benefits earned during the period	$1,823	$2,475	$771	$109	$4	$216
Interest cost on projected benefit obligation	2,087	2,672	645	458	16	173
Expected return on plan assets	(3,191)	(4,248)	—	—	—	—
Net amortization and deferral of loss (gain)	607	345	203	546	(6)	(320)

Net pension cost included in employee benefits expense	$1,326	$1,244	$1,619	$1,113	$14	$69

During the second quarter of 2007, the Corporation made a $3.5 million contribution to the defined pension plan to offset the impact to the plan assets resulting from lump sum payments made to retired employees. The minimum required contribution in 2007 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties and the lack of available data at this time, the Corporation is not able to reliably estimate the maximum deductible contribution or the future amounts that may be contributed in 2007 to the qualified plan. No contributions were made to the qualified pension plan during the nine months ending September 30, 2006.

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

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 80 traditional and 62 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 238 bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended September 30,	2007				2006
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$16,228	$25,300	$6,309	$47,837	$15,637	$27,831	$7,746	$51,214
Provision for loan losses	615	1,261	5,618	7,494	47	707	200	954

Net interest income after provision for loan losses	15,613	24,039	691	40,343	15,590	27,124	7,546	50,260
Non-interest income – other	5,112	25,710	(429)	30,393	4,180	26,420	900	31,500
Gain on sale of branches and deposits	—	4,910	—	4,910	—	—	—	—

Total non-interest income	5,112	30,620	(429)	35,303	4,180	26,420	900	31,500
Non-interest expense	6,530	37,499	8,656	52,685	6,133	37,944	8,537	52,614

Income (loss) before income taxes	14,195	17,160	(8,394)	22,961	13,637	15,600	(91)	29,146
Income tax expense (benefit)	4,323	5,226	(2,556)	6,993	4,074	4,660	(27)	8,707

Net income (loss)	$9,872	$11,934	$(5,838)	$15,968	$9,563	$10,940	$(64)	$20,439

Total assets	$2,298,379	$3,012,101	$1,053,530	$6,364,010	$2,020,658	$3,023,680	$1,365,953	$6,410,291

Nine Months Ended September 30,	2007				2006
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$47,611	$75,727	$21,982	$145,320	$45,885	$84,082	$25,068	$155,035
Provision for loan losses	4,381	2,523	6,434	13,338	909	1,506	(319)	2,096

Net interest income after provision for loan losses	43,230	73,204	15,548	131,982	44,976	82,576	25,387	152,939
Non-interest income – other	15,124	76,721	(1,265)	90,580	14,018	76,228	698	90,944
Gain on sale of branches and deposits	—	5,677	—	5,677	—	—	—	—

Total non-interest income	15,124	82,398	(1,265)	96,257	14,018	76,228	698	90,944
Non-interest expense	20,164	114,771	25,146	160,081	18,791	113,110	27,299	159,200

Income (loss) before income taxes	38,190	40,831	(10,863)	68,158	40,203	45,694	(1,214)	84,683
Income tax expense (benefit)	11,517	12,313	(3,276)	20,554	12,326	14,009	(372)	25,963

Net income (loss)	$26,673	$28,518	$(7,587)	$47,604	$27,877	$31,685	$(842)	$58,720

Total assets	$2,298,379	$3,012,101	$1,053,530	$6,364,010	$2,020,658	$3,023,680	$1,365,953	$6,410,291

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”), a Maryland chartered stock commercial bank. At September 30, 2007, the Bank is the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 62 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 142 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 142 banking offices, 49% are located in the Greater Baltimore region and 51% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 238 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides free access to more than 11,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Business Banking. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The business banking segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Commercial Banking provides lending services through its commercial business division and its commercial real estate division. Commercial business division provides customized banking solutions to middle market commercial customers while the commercial real estate division provides the lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer. Recently, management has introduced a remote deposit product, which allows a customer to electronically post their deposits directly from the workplace. This product was designed to attract and retain commercial deposits. Business clients have enthusiastically embraced this convenience based product.

Consistently execute a higher-performance, customer relationship-focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategic priority will be centered on the right size bank commitment—providing the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. This strategy is measured and monitored by a number of actions such as the utilization of individual performance and incentive plans.

Sustain a culture that attracts and retains employees who provide the differentiating “Provident Way” customer experience. Provident has always placed a high priority on its employees and has approached employee development and training with renewed emphasis. Employee development is viewed as a critical part of executing Provident’s strategic priority as the right size bank and transforming the Corporation’s sales culture with a focus on the employee’s development and approach with Provident’s customers. This strategy is measured and monitored by a number of actions, such as utilization of individual development plans for every employee and tracking individual employee learning activities through our learning management system.

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by 42 in-store or traditional branches.

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

Increased revenue is expected to come from a combination of both loan and deposit product sources and will include increased pricing and new fees where both are competitively available. Revenues are also expected to increase from improved collection of currently generated but waived or uncollected fees. With respect to operating expenses, reductions will almost entirely be provided by staff reductions, the bulk of which is expected to be achieved via attrition. The attrition method renders expense reduction that is less immediate but more favorable to stability and business continuity. Reduced staffing will be realized primarily from the: (1) rationalization of the branch network and composition of branch and branch operations support personnel and (2) improved efficiency in the loan, credit and customer support functions.

The initial phase of this program was an extensive internal review of the branch network locations to consider each location’s profitability, opportunity for growth and proximity to other branches. The review work was completed in the first quarter of 2007 and implementation of the efficiency initiatives plans have been put in place or are currently in process. In the first quarter of 2007, the Corporation closed one branch in Maryland and six branches in Virginia, transferring $76 million in deposits to other nearby Provident branches.

On September 7, 2007, the Corporation completed a sale of the deposits and facilities of six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia with an associated gain of $4.9 million. The sale of the six branches is consistent with the Corporation’s strategy to rationalize the branch network and to focus on the Corporation’s core markets – the high growth, metropolitan areas of Baltimore, Washington and Richmond.

The Corporation’s restructuring activities eliminated approximately $15 million in annualized compensation and benefits costs relating to positions that have been removed from the Corporation’s base cost structure. Management currently believes that it will achieve the financial objective of the restructuring activities in 2007. The costs associated with the restructuring activities are currently being reported separately in the Condensed Consolidated Statements of Income.

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

Furniture and equipment include expenses and depreciation charges related to office and banking equipment. Depreciation of furniture and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 5 to 15 years for building and leasehold improvements, and 3 to 10 years for furniture and equipment.

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

FINANCIAL CONDITION

The financial condition of the Corporation reflects the strong focus on business development and the execution of the Corporation’s strategic priorities and strengthening of the balance sheet by growing loans and customer deposits in the Corporation’s core business segments and key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia. Solid growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation was also successful in retaining and growing customer deposits over the past 12 months. These successful efforts have led to growth in average relationship-based loans of $274.7 million, or 8.1%, and average customer deposits of $52.6 million, or 1.5%, over the third quarter of 2006. At September 30, 2007, total assets were $6.4 billion, while total loans and deposits were $4.0 billion and $4.2 billion, respectively.

Based upon the Corporation’s strategy, growth in internally generated loan portfolios continues to replace the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation strengthens the balance sheet by growing relationship-based portfolios and de-emphasizing wholesale assets. Over the past few years, capital growth has been a specific focus for the Corporation. Going forward, management will continue to focus on the level of tangible common equity ratio to maximize the returns to the investors. Tangible common equity as a percentage of tangible assets was 6.50% at September 30, 2007 and is consistent with the ratios reported for December 31, 2006 and September 30, 2006. The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2007, December 31, 2006 and September 30, 2006, respectively.

(dollars in thousands)	September 30, 2007	December 31, 2006	September 30, 2006
Total equity capital per consolidated financial statements	$610,721	$633,631	$646,886
Accumulated other comprehensive loss	46,565	22,107	16,872
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(6,474)	(8,965)	(9,415)

Tangible common equity	$396,906	$392,230	$399,488

Total assets per consolidated financial statements	$6,364,010	$6,295,893	$6,410,291
Goodwill	(253,906)	(254,543)	(254,855)
Deposit-based intangible	(6,474)	(8,965)	(9,415)

Tangible assets	$6,103,630	$6,032,385	$6,146,021

Tangible common equity ratio	6.50%	6.50%	6.50%

Lending

Total average loan balances increased to $4.0 billion in the third quarter of 2007, an increase of $199.1 million, or 5.3%, from the third quarter of 2006. The following table summarizes the composition of the Bank’s average loans for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Residential real estate:
Originated and acquired residential mortgage	$298,019	$373,568	$(75,549)	(20.2)%
Home equity	1,050,442	983,288	67,154	6.8
Other consumer:
Marine	357,217	389,760	(32,543)	(8.3)
Other	29,533	32,334	(2,801)	(8.7)

Total consumer	1,735,211	1,778,950	(43,739)	(2.5)

Commercial real estate:
Commercial mortgage	441,685	449,305	(7,620)	(1.7)
Residential construction	609,537	535,183	74,354	13.9
Commercial construction	383,775	307,655	76,120	24.7
Commercial business	803,537	703,523	100,014	14.2

Total commercial	2,238,534	1,995,666	242,868	12.2

Total loans	$3,973,745	$3,774,616	$199,129	5.3

The Corporation continues to produce strong loan growth in its internally generated loan portfolios. Relationship-based loans increased in the aggregate $274.7 million, or 8.1%, over the same quarter in 2006. The Corporation’s focus on business development and developing lending relationships that are provided by the market opportunity, combined with the experience of lending officers in the market, has been demonstrated by the strong growth in the commercial real estate and commercial business loan portfolios. Total average loans increased by 5.3%, primarily due to an increase of $67.2 million, or 6.8%, in average home equity loans, $74.4 million, or 13.9%, in average residential construction loans, $76.1 million, or 24.7%, in commercial construction loans and $100.0 million, or 14.2%, in average commercial business loans. These increases more than offset the planned reductions in marine lending of $32.5 million and $75.5 million in the originated and acquired residential portfolios. These positive results reflect the effectiveness of the Corporation’s strategy to profitably grow and deepen customer relationships in all four key market segments: commercial, commercial real estate, consumer and small business.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. This marketing strategy resulted in the $67.2 million, or 6.8%, increase in average home equity loan balances. The production of direct consumer loans, primarily home equity loans and lines, is generated through the Bank’s retail banking offices, phone center and internet channels. The solid growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

Commercial Banking is the other key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $242.9 million, or 12.2%, compared to the third quarter of 2006. Residential and commercial construction loans posted increases compared to the same quarter of 2006 of $74.4 million and $76.1 million, respectively, reflecting the balanced growth in the regional real estate construction markets. During this same period, commercial business loans increased by $100.0 million, or 14.2%. This growth has occurred within the Corporation’s market footprint and is a reflection of the strength in the Corporation’s markets and the group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets. These expanded relationships and associated risks are managed through an effective level of loan administration and credit monitoring by an experienced credit management staff.

The overall result is a relatively balanced mix of lending revenue sources between consumer and commercial loan products with $1.7 billion, or 43.7%, in consumer loans, and $2.2 billion, or 56.3%, in commercial loans. The diversity of lending products should provide the Corporation with opportunities to emphasize certain product lines as market conditions change. In the third quarter of 2007, average loan balances in the Greater Washington and Central Virginia regions represented 38.4% of total average loan balances while 61.6% were in the Greater Baltimore region.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	September 30, 2007	December 31, 2006
Non-Performing Assets:
Originated and acquired residential mortgage	$6,706	$7,202
Home equity	2,103	421
Other consumer	—	351
Commercial mortgage	1,335	1,335
Commercial business	12,486	10,417

Total non-accrual loans	22,630	19,726
Total renegotiated loans	—	—

Total non-performing loans	22,630	19,726
Total other assets and real estate owned	4,305	2,483

Total non-performing assets	$26,935	$22,209

90-Day Delinquencies:

Originated and acquired residential mortgage	$2,291	$3,030
Home equity	1,406	1,234
Other consumer	272	827
Commercial business	165	97

Total 90-day delinquencies	$4,134	$5,188

Asset Quality Ratios:
Non-performing loans to loans	0.56%	0.51%
Non-performing assets to loans	0.67%	0.57%
Allowance for loan losses to loans	1.27%	1.17%
Net charge-offs in quarter to average loans	0.20%	0.14%
Allowance for loan losses to non-performing loans	226.44%	229.15%

Regional credit conditions appear to be moving towards historical credit cost levels from the extraordinary low cost levels over the past couple of years. During the third quarter of 2007, the Bank placed a $4.1 million commercial business loan on non-performing status and provided a specific reserve for the full amount of the loan. The amount of this specific reserve is expected to be the Bank’s maximum loss exposure in this matter. Despite the addition to the non-performing loan status associated with this commercial loan, the overall credit quality is considered sound as evidenced by the net charge-offs to average loans ratio of 0.20%, an allowance for loan losses to total loans of 1.27%, and the relatively stable non-performing assets and 90-day delinquencies levels when compared to December 31, 2006. During the current quarter, the Corporation did not experience any broad-based deterioration within its loan portfolios. The diversification of the commercial real estate portfolio between commercial mortgages, commercial construction and residential construction along with the geographically different markets of Baltimore, suburban Washington, D.C. and Richmond, Virginia supports these results. In addition, the home equity portfolio has performed fairly well under the current market conditions, as a large percentage of the loan portfolio are not piggyback type loans but standard home equity loan products. The success within the Corporation’s loan portfolio is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the strategy of shifting the balance sheet away from wholesale loans to relationship-based loan portfolios. In addition, the regional economy remained favorable for the third quarter of 2007.

The level of non-performing assets to total loans was 0.67% at September 30, 2007, a slight increase compared to 0.57% at December 31, 2006. The level of 90-day delinquent loans declined during the same period, decreasing $1.1 million, or 20.3%, to $4.1 million from the $5.2 million level at December 31, 2006. The decline in 90-day delinquent loans was primarily in the originated and acquired residential mortgage portfolio along with the decline in other consumer loans. In addition, net charge-offs in the quarter as a percentage of average loans increased from 0.14% in the fourth quarter of 2006 to 0.20%. The increase in the net-charge-off percentage for the third quarter of 2007 is the result of slightly higher net charge-offs in all loan portfolio types.

Overall, the asset quality ratios of the Corporation are considered favorable despite the $4.1 million commercial business loan placed on non-performing status. Non-performing assets were $26.9 million at September 30, 2007, a 21.3% increase from the level at December 31, 2006. The increase in non-performing assets also included a $1.7 million increase in home equity loans, and a $1.8 million increase in other assets and real estate owned. Non-performing commercial business loans include $1.8 million of loans that have U.S. government guarantees.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is management’s best estimate of inherent losses in the outstanding loan portfolio. The allowance is reduced by actual credit losses and is increased by the provision for loan losses and recoveries of previous loan losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

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

At September 30, 2007, the allowance was $51.2 million, or 1.27% of total loans outstanding, compared to an allowance at December 31, 2006 of $45.2 million, or 1.17% of total loans outstanding. The additional $4.1 million specific reserve discussed in “Asset Quality” was the main reason for the increase in loan loss percentage from 1.17% to 1.27%. The allowance coverage was 226.4% of non-performing loans at September 30, 2007 compared to 229.2% at December 31, 2006. Portfolio-wide, net charge-offs represented 0.20% of average loans in third quarter of 2007, compared to 0.10% in third quarter of 2006 and 0.47% in the second quarter of 2007.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2007	2006
Transaction accounts:
Noninterest-bearing	$709,492	$759,874	$(50,382)	(6.6)%
Interest-bearing	487,435	539,858	(52,423)	(9.7)
Savings/money market:
Savings	557,239	645,666	(88,427)	(13.7)
Money market	583,856	576,136	7,720	1.3
Certificates of deposit:
Direct	1,218,368	982,228	236,140	24.0
Brokered	528,841	520,367	8,474	1.6

Total deposits	$4,085,231	$4,024,129	$61,102	1.5

Deposits by source:
Consumer	$2,769,227	$2,669,835	$99,392	3.7
Commercial	787,163	833,927	(46,764)	(5.6)
Brokered	528,841	520,367	8,474	1.6

Total deposits	$4,085,231	$4,024,129	$61,102	1.5

Average total deposits increased $61.1 million, or 1.5%, in the third quarter of 2007 over the third quarter of 2006. Consumer deposits grew by 3.7%, or $99.4 million to $2.8 billion, while commercial deposits driven by market conditions experienced a decline of $46.8 million, or 5.6%. Consumer certificates of deposit increased by $207.0 million and money market deposits by $25.1 million from a year ago and were offset by a $132.7 million net decline in all other sources of consumer deposits. Commercial certificates of deposit also increased over the same period a year ago, growing by $29.1 million, or 21.7%, while all other sources of commercial deposits declined by $75.9 million. The decline in commercial deposits is mainly attributed to lower title company activity, repo sweeps and the increase in customer utilization of their deposits versus obtaining financing. Over the past year, consumer and commercial customers have been shifting their deposits away from low yielding checking and savings accounts to higher yielding certificates of deposit or moving their deposits to alternative markets. This change in deposit mix is a result of the current rate environment and the intense level of competition and was the primary reason for the decline in net interest income as compared to the prior year. In addition, the use of brokered deposits increased from $520.4 million to $528.8 million as it provided an economic alternative to fund loan growth for the quarter ending September 30, 2007.

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

At September 30, 2007, the investment securities portfolio totaled $1.6 billion, or 24.5% of total assets, compared to 26.8% of total assets at year-end 2006. The portfolio declined $125.0 million from the level at year-end 2006, reflecting management’s continued execution of the strategy to de-emphasize wholesale assets and the impact from the decline in fair value of the investment securities portfolio. In 2007 management has invested primarily in fixed rate mortgage-backed securities and municipal bonds to diversify investment portfolio risks, maximize stable earnings, and manage the Bank’s interest rate sensitivity. In the first nine months of 2007, $54.3 million of AAA rated municipal bonds and $90.8 million of AAA or AA rated non-agency MBS were purchased, reinvesting proceeds of MBS sales, ABS sales, and prepayments.

Investment Portfolio Credit Quality

Investment allocations as of September 30, 2007 include MBS (43.3%), ABS (36.4%), municipal (9.9%), corporate (6.1%), and U.S. Government securities (4.3%). The MBS portfolio includes $549.6 million of agency-backed securities, $69.9 million of Aaa rated non-agency MBS, and $56.6 million of Aa rated non-agency MBS. All of the non-agency MBS are backed by high credit quality 30-year fixed rate loans. There have been no credit downgrades in the Corporation’s non-agency MBS portfolio, and there are no securities in the investment portfolio backed by sub-prime mortgage loans. The Corporation’s ABS portfolio consists of Aaa, Aa, single A, and BBB rated pooled trust preferred securities. In the third quarter of 2007, pooled trust preferred securities totaling $30 million were downgraded by S&P from single A to BBB, and an additional $5 million of similar securities were downgraded to BBB by Fitch. The downgraded securities are a component of the Corporation’s $95 million portfolio of pooled trust preferred securities backed by REITs. Of the remaining $60 million of securities in this portfolio, $25 million are AAA rated, $9 million are AA rated, and $26 million remain single-A rated. Several mortgage REITs are facing a challenging operating environment due to the well-publicized liquidity crunch facing the mortgage origination sector. While most REITs in this securitized portfolio continue to make timely dividend payments, a few are currently in default.

The Corporation’s municipal bond portfolio consists of geographically diversified Aaa rated securities. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury and Agency securities.

The chart below summarizes the credit quality of the Corporation’s investment portfolio, as rated by Standard & Poors.

(dollars in thousands)	Amount	% of Portfolio
U.S. Treasury	$2,514	0.2%
U.S. Govt Agency (Incl Agency MBS)	613,629	39.4
AAA	321,929	20.6
AA	131,053	8.4
A	439,769	28.2
BBB	47,299	3.0
BB and below	—	—
Not Rated	3,406	0.2

Total portfolio	$1,559,599	100.0%

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2.5% and 3.5%. The portfolio duration is currently 3.4%.

Investment securities are evaluated periodically to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary. As of September 30, 2007 Provident’s investment portfolio had unrealized losses of $59.2 million, or 3.7%, up from $37.2 million, or 2.3% at June 30, 2007. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the sub-prime mortgage crisis, which has caused a liquidity contagion in both the mortgage and asset-backed securities markets.

Provident had a limited number of securities in a continuous loss position for 12 months or more at September 30, 2007. Because the declines in fair value were due to changes in market interest rates or liquidity, not in estimated cash flows, no other than temporary impairment was recorded at September 30, 2007. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered or until maturity.

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt and junior subordinated debentures, totaled $1.9 billion at September 30, 2007, up $157.6 million from year-end 2006. The increase offset core deposit outflow of $77.1 million and a $68.1 million increase in total assets over that time period.

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

Liquidity

An important component of the Corporation’s asset/liability structure is the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Corporation has sufficient liquidity to meet future funding needs.

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At September 30, 2007, over $500 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Corporation’s $1.7 billion consumer and residential loan portfolios is saleable under normal conditions.

As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. The primary sources for raising secured borrowings are the FHLB and securities broker/dealers. At September 30, 2007, $947.1 million of secured borrowings were employed, with sufficient collateral available immediately to raise an additional $587.9 million. In an illiquid market, the Corporation could replace unsecured funds with secured funds. Total unsecured funds maturing in the next 90 days include $420 million of fed funds purchased, $110.3 million of brokered CDs, and $88.9 million of relationship Jumbo CDs. Additionally, over $300.0 million of assets are maintained as collateral with the Federal Reserve and available as a contingent funding source.

The Corporation also has several sources of unsecured funding that it uses routinely. At September 30, 2007, the Corporation possessed $1.3 billion of overnight borrowing capacity, of which only $420.0 million was in use at quarter-end. The brokered certificates of deposit and unsecured debt markets, which are at times more expensive than secured funds of similar maturity, are also vital funding alternatives. As of September 30, 2007, the Corporation’s brokered CDs totaled $663.6 million.

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

The following table summarizes significant contractual obligations at September 30, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period				Total
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease obligations	$12,163	$22,418	$18,388	$21,484	$74,453
Long-term debt	180,000	390,000	65,000	136,726	771,726

Total	$192,163	$412,418	$83,388	$158,210	$846,179

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at September 30, 2007 were as follows:

(in thousands)	September 30, 2007
Commercial business and real estate	$1,054,669
Consumer revolving credit	840,518
Residential mortgage credit	15,158
Performance standby letters of credit	114,908

Total loan commitments	$2,025,253

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At September 30, 2007, the Corporation did not have any firm commitments to purchase loans.

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

Management continually monitors each of these interest rate risks. Asset / Liability mismatch is caused by offering loan products and deposit products with differing maturity and rate reset characteristics, to meet customers needs. The Treasury Division rebalances this risk through the investment and wholesale borrowing portfolios. Basis risk exists as a result of having a significant amount of earning assets priced using either the prime rate or the U.S. Treasury yield curve, while much of the liability portfolio, which finances earning assets, is priced using the certificates of deposit yield curve or LIBOR yield curve. These different yield curves typically do not move in lock-step with one another.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2007 for the September 30, 2007 data and on January 1, 2007 for the December 31, 2006 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

Interest Rate Scenario	At September 30, 2007 Projected Percentage Change in Net Interest Income	At December 31, 2006 Projected Percentage Change in Net Interest Income
-200 basis points	-1.80%	-3.20%
-100 basis points	-1.10%	-2.30%
No change	—	—
+100 basis points	0.10%	0.30%
+200 basis points	0.00%	1.00%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 2.0% under the assumed single direction scenarios. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. The current economic environment includes concerns about elevated inflation on one hand and a slowing housing market on the other. At this point in time there is no clear direction for the path of future interest rate changes, or changes in the shape of the yield curve. Management is currently employing strategies to reduce the exposure to net interest margin from rising or falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategies. To protect the Bank from rising short-term interest rates, over $450 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $260.0 million of funds reset their rates quarterly with long-term interest rates, and $90 million are fixed rate and callable at Provident’s option, to mitigate the impact on the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline, either through the rate reset or the exercise of the call option. Additionally, $317.5 million of interest rate swaps were in force to reduce interest rate risk, and $75.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and charge-offs. For the quarter ending September 30, 2007, the 90-day delinquency level was $4.1 million, or 0.10% of loans, down by $1.1 million, or 20.3% from December 31, 2006. Non-performing assets were $26.9 million, or 0.67% of loans compared to 0.57% as of December 31, 2006. Net charge-offs as a percentage of average loans for the quarter ending September 30, 2007 were 0.20% compared to 0.14% for the fourth quarter of last year. Overall, the asset quality of the Corporation’s loan portfolio remains sound while the market conditions appear to be moving towards historical credit levels from the extraordinary low levels over the past couple of years. Further discussion relating to asset quality is presented in “Financial Condition – Asset Quality” and on page 32 in “Investment Portfolio Credit Quality.”

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

Capital Resources

Total stockholders’ equity was $610.7 million at September 30, 2007, a decrease of $22.9 million from December 31, 2006. The overall change in stockholders’ equity for the period was attributable to $47.6 million in earnings that was partially offset by dividends paid of $30.0 million. Net accumulated other comprehensive loss increased by $24.5 million during the period primarily due to the impact on the market value of the debt securities portfolio from the current illiquid market. Capital was also increased by $5.1 million associated with the exercise of vested stock options and was reduced by $21.1 million from the repurchase of 646 thousand shares of the Corporation’s common stock at an average price of $32.74. The Corporation is authorized to repurchase up to an additional 1.1 million shares under its stock repurchase program.

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

(dollars in thousands)	September 30, 2007	December 31, 2006
Total equity capital per consolidated financial statements	$610,721	$633,631
Qualifying trust preferred securities	129,000	129,000

Accumulated other comprehensive loss	46,565	22,107

Adjusted capital	786,286	784,738
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(260,518)	(263,665)

Total tier 1 capital	525,768	521,073

Adjustments for tier 2 capital:
Allowance for loan losses	51,244	45,203
Allowance for letter of credit losses	575	534

Total tier 2 capital adjustments	51,819	45,737

Total regulatory capital	$577,587	$566,810

Risk-weighted assets	$4,887,076	$4,781,982
Quarterly regulatory average assets	6,018,560	6,108,492

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.74%	8.53%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.76	10.90	4.00	6.00
Total regulatory capital to risk-weighted assets	11.82	11.85	8.00	10.00

As of September 30, 2007, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Financial Highlights

Provident reported net income of $16.0 million, or $0.50 per diluted share, for the quarter ended September 30, 2007 compared to $20.4 million, or $0.62 per diluted share in the third quarter of 2006. The third quarter 2007 included a $4.9 million gain associated with the sale of six branches and associated deposits to Union Bankshares and also included $111 thousand in costs associated with restructuring activities along with $733 thousand in consulting costs relating to this program. Additionally, the Corporation incurred a $954 thousand expense associated with higher legal costs and two legal settlements. During the quarter ending September 30, 2007, the provision for loan losses increased by $6.5 million over the same quarter of 2006 due to overall loan growth and a $4.1 million specific reserve for a non-performing commercial business loan. The decline in year over year net income was also driven by lower net interest income that resulted mainly from depositors shifting their deposits from low yielding checking and savings accounts to higher yielding certificates of deposit. The Corporation’s key performance measurements such as return on assets, return on common equity and net interest margin were 1.00%, 9.82% and 3.45%, respectively, for the quarter ended September 30, 2007 compared to 1.26%, 12.34%, and 3.61%, respectively, for the third quarter of 2006.

Despite the decline in year over year net income, the third quarter of 2007 reflects the Corporation’s continued commitment to produce positive loan and customer deposit growth by executing the basic strategies of broadening its presence and customer base in the Greater Washington and Central Virginia regions, and by growing commercial business and enhancing business results in all markets. In addition, excluding the one commercial loan discussed above, asset quality continued to be sound and management’s focus on expense control has contributed to maintaining operating expenses at levels similar to prior periods. Solid growth in average relationship-based loans of $274.7 million in the Corporation’s business segments enabled the Corporation to continue to strengthen the balance sheet by replacing wholesale assets with internally generated loan portfolios.

Earnings for the third quarter of 2007 include a decrease of $3.4 million in net interest income, a $6.5 million increase in provision for loan losses, an increase in non-interest income of $3.8 million, an increase of $71 thousand in non-interest expense and a $1.7 million decrease in income tax expense, resulting in a decrease of $4.5 million in net income from third quarter of 2006. The quarter ending September 30, 2007 reflects strong growth in relationship-based loans, growth in customer deposit balances in a challenging banking environment, while controlling operating expenses. An overview of the Corporation’s strategies is discussed on pages 23-24 of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended September 30, 2007 and 2006

	Three Months Ended September 30, 2007			Three Months Ended September 30, 2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$298,019	$4,571	6.09%	$373,568	$6,023	6.40%
Home equity	1,050,442	18,076	6.83	983,288	17,307	6.98
Marine	357,217	4,988	5.54	389,760	5,284	5.38
Other consumer	29,533	546	7.33	32,334	594	7.29
Commercial mortgage	441,685	7,938	7.13	449,305	7,963	7.03
Residential construction	609,537	13,400	8.72	535,183	11,905	8.83
Commercial construction	383,775	7,685	7.94	307,655	6,058	7.81
Commercial business	803,537	15,155	7.48	703,523	13,286	7.49

Total loans	3,973,745	72,359	7.22	3,774,616	68,420	7.19

Loans held for sale	11,318	203	7.12	10,866	197	7.19
Short-term investments	1,905	39	8.12	7,898	92	4.62
Taxable investment securities	1,493,579	20,832	5.53	1,811,500	25,234	5.53
Tax-advantaged investment securities	116,187	2,261	7.72	97,066	1,470	6.01

Total investment securities	1,609,766	23,093	5.69	1,908,566	26,704	5.55

Total interest-earning assets	5,596,734	95,694	6.78	5,701,946	95,413	6.64

Less: allowance for loan losses	46,147			44,749
Cash and due from banks	110,954			122,805
Other assets	617,812			626,770

Total assets	$6,279,353			$6,406,772

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$487,435	637	0.52	$539,858	722	0.53
Money market deposits	583,856	5,016	3.41	576,136	4,385	3.02
Savings deposits	557,239	538	0.38	645,666	734	0.45
Direct time deposits	1,218,368	14,148	4.61	982,228	9,929	4.01
Brokered time deposits	528,841	6,903	5.18	520,367	6,248	4.76
Short-term borrowings	748,807	8,774	4.65	722,043	8,661	4.76
Long-term debt	758,878	11,021	5.76	963,669	12,919	5.32

Total interest-bearing liabilities	4,883,424	47,037	3.82	4,949,967	43,598	3.49

Noninterest-bearing demand deposits	709,492			759,874
Other liabilities	41,541			39,773
Stockholders’ equity	644,896			657,158

Total liabilities and stockholders’ equity	$6,279,353			$6,406,772

Net interest-earning assets	$713,310			$751,979

Net interest income (tax-equivalent)		48,657			51,815
Less: tax-equivalent adjustment		820			601

Net interest income		$47,837			$51,214

Net yield on interest-earning assets on a tax-equivalent basis			3.45%			3.61%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended September 30, 2007 and 2006

	2007 Quarter to 2006 Quarter Increase/(Decrease)				2007/2006 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(75,549)	(20.2)%	$(1,452)	(24.1)%	$(282)	$(1,170)
Home equity	67,154	6.8	769	4.4	(393)	1,162
Marine	(32,543)	(8.3)	(296)	(5.6)	155	(451)
Other consumer	(2,801)	(8.7)	(48)	(8.1)	4	(52)
Commercial mortgage	(7,620)	(1.7)	(25)	(0.3)	111	(136)
Residential construction	74,354	13.9	1,495	12.6	(141)	1,636
Commercial construction	76,120	24.7	1,627	26.9	104	1,523
Commercial business	100,014	14.2	1,869	14.1	(17)	1,886

Total loans	199,129	5.3	3,939	5.8

Loans held for sale	452	4.2	6	3.0	(2)	8
Short-term investments	(5,993)	(75.9)	(53)	(57.6)	43	(96)
Taxable investment securities	(317,921)	(17.6)	(4,402)	(17.4)	32	(4,434)
Tax-advantaged investment securities	19,121	19.7	791	53.8	468	323

Total investment securities	(298,800)	(15.7)	(3,611)	(13.5)

Total interest-earning assets	(105,212)	(1.8)	281	0.3	2,059	(1,778)

Less: allowance for loan losses	1,398	3.1
Cash and due from banks	(11,851)	(9.7)
Other assets	(8,958)	(1.4)

Total assets	$(127,419)	(2.0)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(52,423)	(9.7)	(85)	(11.8)	(16)	(69)
Money market deposits	7,720	1.3	631	14.4	572	59
Savings deposits	(88,427)	(13.7)	(196)	(26.7)	(103)	(93)
Direct time deposits	236,140	24.0	4,219	42.5	1,613	2,606
Brokered time deposits	8,474	1.6	655	10.5	552	103
Short-term borrowings	26,764	3.7	113	1.3	(204)	317
Long-term debt	(204,791)	(21.3)	(1,898)	(14.7)	1,012	(2,910)

Total interest-bearing liabilities	(66,543)	(1.3)	3,439	7.9	4,032	(593)

Noninterest-bearing demand deposits	(50,382)	(6.6)
Other liabilities	1,768	4.4
Stockholders’ equity	(12,262)	(1.9)

Total liabilities and stockholders’ equity	$(127,419)	(2.0)

Net interest-earning assets	$(38,669)	(5.1)

Net interest income (tax-equivalent)			(3,158)	(6.1)	$(1,973)	$(1,185)
Less: tax-equivalent adjustment			219	36.4

Net interest income			$(3,377)	(6.6)

The net interest margin, on a tax-equivalent basis, decreased 16 basis points to 3.45% for the quarter ending September 30, 2007 compared to September 30, 2006. The decline was primarily caused by the shift in deposit mix as customers have been moving balances away from lower yielding checking and savings accounts to higher yielding certificates of deposit. The deposit mix change is mainly a result of the current yield curve environment. Over the past twelve months, the Corporation’s customers have been taking advantage of the higher deposit rates associated with certificates of deposit. The favorable yield impact of replacing lower yielding net interest-earning wholesale assets with higher yielding net interest-earning assets has been offset by the negative impact from the change in the deposit mix. The securities and debt restructuring transaction that occurred in December 2006 has mitigated some of the impact on the net interest margin caused by the shift in deposit mix.

During the quarter ending September 30, 2007, the Corporation experienced loan growth in its home equity and residential and commercial construction loan portfolios as well as commercial business from the same period a year ago. Growth in these loan portfolios was slightly offset by strategically planned declines in wholesale assets (investment securities and originated and acquired residential portfolios). Overall, average-earning assets declined $105.2 million to $5.6 billion, which was mainly attributable to the $298.8 million reduction in average investment securities that resulted primarily from the securities and debt restructuring transaction in 2006. This decline was partially offset by the $199.1 million increase in average loans. The yields on loans and investments grew 3 and 14 basis points, respectively. The yield increase in loan and investment portfolios resulted from the year over year increase in market interest rates and the composition mix of loan and investment products. Interest-bearing liabilities decreased $66.5 million while the average rate paid increased 33 basis points. The increase in the average rate paid was primarily due to the shift in deposit in addition to the rise in year over year interest rates that impacted money market deposits, time deposits and long-term debt. Interest expense was also negatively impacted from the $50.4 million decline in average noninterest-bearing demand deposit balances during the third quarter of 2007 compared to same quarter a year ago as a result of the current interest rate environment.

The 6.78% yield on earning assets in the third quarter 2007 increased 14 basis points from the third quarter 2006, as a result of the year over year slight increase in interest rates, but was more than offset by the increased cost on interest-bearing liabilities of 33 basis points to 3.82%. Net interest income on a tax-equivalent basis was $48.7 million in the third quarter of 2007, compared to $51.8 million in third quarter of 2006. Total interest income increased $281 thousand and total interest expense increased $3.4 million resulting in the decline in net interest income of $3.2 million on a tax-equivalent basis. Growth in commercial and home equity consumer loans offset by the decline in the originated and acquired residential mortgage portfolio, marine loans and the significant decline in the investment portfolios, along with the impact from the slight rise in year over year interest rates, were the primary drivers behind the $281 thousand increase in total interest income. The impact from rising interest rates along with the change in deposit mix towards higher yielding certificates of deposit from lower yielding checking and savings accounts were the primary causes of the increase in interest expense of $3.4 million.

Future growth in net interest income will depend upon several factors including loan demand, growth in deposits, deposit mix and the general level of interest rates.

Provision for Loan Losses

The Corporation continues to emphasize quality underwriting as well as portfolio management of potential problem loans. Net charge-offs in the third quarter of 2007 were $2.0 million, or 0.20% of average loans compared to $951 thousand, or 0.10% of average loans, in the third quarter of 2006. The $1.1 million increase in net charge-offs was not concentrated in one loan portfolio but spread relatively evenly throughout the home equity, residential real estate construction, commercial business and other consumer loan portfolios. The charge-off rate for the quarter is considered favorable compared to historical credit conditions. This performance is a reflection of management’s credit policies and strategy of shifting the balance sheet to relationship-based loan portfolios. As a result of the overall loan growth and a $4.1 million specific reserve on a commercial business loan placed on nonaccural status within the current quarter, the provision for loan losses increased by $6.5 million over the same period a year ago. The allowance for loan losses to total loans was 1.27% as of September 30, 2007.

Non-Interest Income

Non-interest income for the current quarter increased $3.8 million, or 12.1%, to $35.3 million compared to the third quarter of 2006. The third quarter of 2007 included a $4.9 million gain on the sale of the deposits and facilities of six branches. The decline in non-interest income adjusted for net gains was $726 thousand and was mainly driven by a decline in deposit fee income of $540 thousand, a decline in derivative gains of $439 thousand offset by increases in commissions and fees of $124 thousand and the increase in other non-interest income of $122 thousand.

Deposit fee income decreased $540 thousand, or 2.2%, from the third quarter of 2006, reflecting decreases in consumer deposit fees of $640 thousand offset by an increase in commercial accounts activity by $100 thousand. The decline in consumer deposit fees was mainly associated with lower NSF fees.

Commissions and fees increased 8.3% to $1.6 million for the three months ended September 30, 2007 over the same period a year ago. This increase is mainly from the improved sales performance in Provident Investment Company activities. During the third quarter 2007, net gains associated with the sale of securities, asset sales and debt extinguishments increased by $4.5 million over the same period a year ago to $4.9 million. The third quarter of 2007 included the sale of the deposits and facilities of six branches with a $4.9 million gain. The third quarter of 2006 included investment/borrowing transactions that were focused on reducing sensitivity to changes in short-term interest rates. These transactions generated net gains of $202 thousand. The third quarter of 2006 also included net gains of $171 thousand primarily from the sale of mortgage loans.

Net derivative gains on swaps were $204 thousand in the third quarter of 2007, compared to a $643 thousand gain in the third quarter of 2006. These non-cash amounts represent the change in the value of certain derivatives that are used to mitigate the impact of changing interest rates. Non-interest income is impacted by changing interest rates and market volatility on the fair value of the non-designated interest rate swaps.

Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, increased $7 thousand from third quarter of 2006. Provident’s non-designated interest rate swaps are receive fixed/pay LIBOR positions and are used strictly for hedging activities.

Other non-interest income for the third quarter of 2007 benefited from an increase in bank owned life insurance income of $142 thousand.

Non-Interest Expense

Non-interest expense increased by $71 thousand or less than 1% from the same period a year ago. In the third quarter of 2007, total non-interest expense included $111 thousand in restructuring costs associated with the corporate-wide efficiency initiatives program along with consulting costs of $733 thousand relating to this program. In addition, the third quarter of 2007 includes $954 thousand associated with additional legal costs and two legal settlements.

Salaries and employee benefits decreased $963 thousand, or 3.5%, from the same period a year ago. This decline is mainly attributable to decreased labor costs of $1.7 million from a lower number of employees that resulted from the restructuring activities that were partially offset by annual merit increases and new staffing positions relating to new business initiatives. The decrease in salaries and employee benefits expense was also offset by the increase of $224 thousand relating to share-based payments, $604 thousand in employee incentive and commission payments and $202 thousand in pension benefits. In addition, salary and employee benefit expense was positively impacted by the decrease in payroll taxes of $136 and healthcare costs by $101 thousand. Occupancy expense increased $133 thousand over the third quarter of 2006 mainly due to the expiration of a sublease arrangement. Furniture and equipment increased 1.0% from the third quarter of 2006 while external processing fees decreased by $189 thousand, or 3.6%. The restructuring costs of $111 thousand for the third quarter of 2007 are composed of severance costs and associated employee termination costs. Other non-interest expense increased by $942 thousand from the same period a year ago. The increase was mainly from $954 thousand in additional legal costs relating to indemnification obligations assumed in connection with the acquisition of Southern Financial Bancorp in April 2004 and two legal settlements that occurred in the third quarter of 2007. Included in other non-interest expense is a decline in professional fees of $268 thousand that relates to the annual audit and regulatory compliance costs. In addition, consulting costs increased by $733 thousand, which relates to the ongoing corporate efficiency infrastructure initiatives.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $3.0 million at September 30, 2007 versus $2.6 million at September 30, 2006. The valuation allowance relates to state operating losses that are unlikely to be realized in the foreseeable future.

The Corporation recorded income tax expense of $7.0 million based on pre-tax income of $23.0 million, representing an effective tax rate of 30.5% in third quarter of 2007, compared to the 29.9% rate for the same period a year ago. The current quarter reflects the increased state tax expense associated with the recent state tax law change associated with captive real estate investment trusts that was partially offset by the impact from the increase in average tax-advantaged investment income and the impact of permanent tax differences in proportion to lower pre-tax earnings in 2007. In the third quarter of 2006, the Corporation recorded a tax expense of $8.7 million on pre-tax income of $29.1 million.

For Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Financial Highlights

The Corporation recorded net income of $47.6 million, or $1.48 per diluted share, for the nine months ended September 30, 2007, compared to $58.7 million, or $1.77 per diluted share, for the nine months ended September 30, 2006. The decline in year over year net income was primarily due to lower net interest income driven by the change in deposit mix and the additional provision for loan loss of $11.2 million recorded in 2007 that was mainly associated with loan growth, a $3.5 million charge-off of a commercial business loan in the second quarter of 2007 and a $4.1 million specific reserve placed on a commercial business loan in the third quarter of 2007. Year-to-date 2007 pre-tax results included a $1.5 million expense associated with restructuring activities and $2.2 million in consulting costs associated with these activities. In addition, non-interest income included a $767 thousand gain from the sale of a branch facility that was completed as part of the branch rationalization effort and a $4.9 million gain on sale of the deposits and facilities of six branches. Year-to-date 2006 pre-tax income included a legal settlement expense of $1.3 million and a bank owned life insurance death benefit of $1.3 million.

For the nine months ending September 30, 2007 and 2006, the Corporation’s key performance measurements of return on assets, return on common equity and net interest margin were 1.02%, 9.9% and 3.55%, compared to 1.23%, 12.03% and 3.69%, respectively.

Net Interest Income

Tax equivalent net interest income for the nine months of 2007 decreased $9.1 million to $147.4 million compared to 2006, a 5.8% decrease from period to period. Tax equivalent interest income increased $10.3 million and interest expense increased $19.4 million. The decline in net interest income is mainly a result of the change in deposit mix as customers shifted their deposits away from low yielding checking and savings deposits to higher yielding certificates of deposit. Year over year, interest-earning assets declined by $112.1 million which is mainly a result of the Corporation’s securities and debt restructuring transaction that occurred in December 2006 and was partially mitigated by the increase in average loans. The yield on earning assets increased 38 basis points and was offset by the impact from the 58 basis point increase in rates paid on interest-bearing liabilities. Interest-bearing liabilities declined by $67.0 million over the same period a year ago. The overall impact on the net yield on earning assets was a decrease of 14 basis points to 3.55% in 2007 from 3.69% in 2006.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$311,406	$14,527	6.24%	$405,214	$19,060	6.29%
Home equity	1,020,822	52,537	6.88	948,202	47,457	6.69
Marine	366,064	14,919	5.45	396,462	15,672	5.29
Other consumer	27,987	1,622	7.75	30,272	1,753	7.74
Commercial mortgage	446,297	23,878	7.15	461,976	24,006	6.95
Residential construction	593,501	38,742	8.73	497,421	31,589	8.49
Commercial construction	377,122	22,366	7.93	304,167	17,204	7.56
Commercial business	773,392	43,345	7.49	691,325	37,631	7.28

Total loans	3,916,591	211,936	7.23	3,735,039	194,372	6.96

Loans held for sale	11,678	572	6.55	9,578	494	6.90
Short-term investments	2,802	181	8.64	8,195	282	4.60
Taxable investment securities	1,507,167	64,631	5.73	1,833,084	73,918	5.39
Tax-advantaged investment securities	120,221	5,832	6.49	84,613	3,833	6.06

Total investment securities	1,627,388	70,463	5.79	1,917,697	77,751	5.42

Total interest-earning assets	5,558,459	283,152	6.81	5,670,509	272,899	6.43

Less: allowance for loan losses	45,610			44,963
Cash and due from banks	113,552			122,649
Other assets	616,778			624,351

Total assets	$6,243,179			$6,372,546

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$511,594	2,095	0.55	$562,619	2,038	0.48
Money market deposits	575,200	14,704	3.42	603,217	12,072	2.68
Savings deposits	584,305	1,692	0.39	673,506	1,874	0.37
Direct time deposits	1,200,980	41,232	4.59	933,644	25,217	3.61
Brokered time deposits	518,678	19,788	5.10	476,701	16,684	4.68
Short-term borrowings	668,091	23,345	4.67	811,605	27,243	4.49
Long-term debt	773,690	32,854	5.68	838,255	31,211	4.98

Total interest-bearing liabilities	4,832,538	135,710	3.75	4,899,547	116,339	3.17

Noninterest-bearing demand deposits	725,771			783,774
Other liabilities	41,862			36,404
Stockholders’ equity	643,008			652,821

Total liabilities and stockholders’ equity	$6,243,179			$6,372,546

Net interest-earning assets	$725,921			$770,962

Net interest income (tax-equivalent)		147,442			156,560
Less: tax-equivalent adjustment		2,122			1,525

Net interest income		$145,320			$155,035

Net yield on interest-earning assets on a tax-equivalent basis			3.55%			3.69%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Nine Months Ended September 30, 2007 and 2006

	YTD 2007 to YTD 2006 Increase/(Decrease)				2007/2006 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(93,808)	(23.2)%	$(4,533)	(23.8)%	$(156)	$(4,377)
Home equity	72,620	7.7	5,080	10.7	1,370	3,710
Marine	(30,398)	(7.7)	(753)	(4.8)	475	(1,228)
Other consumer	(2,285)	(7.5)	(131)	(7.5)	1	(132)
Commercial mortgage	(15,679)	(3.4)	(128)	(0.5)	699	(827)
Residential construction	96,080	19.3	7,153	22.6	903	6,250
Commercial construction	72,955	24.0	5,162	30.0	869	4,293
Commercial business	82,067	11.9	5,714	15.2	1,141	4,573

Total loans	181,552	4.9	17,564	9.0

Loans held for sale	2,100	21.9	78	15.8	(26)	104
Short-term investments	(5,393)	(65.8)	(101)	(35.8)	154	(255)
Taxable investment securities	(325,917)	(17.8)	(9,287)	(12.6)	4,470	(13,757)
Tax-advantaged investment securities	35,608	42.1	1,999	52.2	288	1,711

Total investment securities	(290,309)	(15.1)	(7,288)	(9.4)

Total interest-earning assets	(112,050)	(2.0)	10,253	3.8	15,725	(5,472)

Less: allowance for loan losses	647	1.4
Cash and due from banks	(9,097)	(7.4)
Other assets	(7,573)	(1.2)

Total assets	$(129,367)	(2.0)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(51,025)	(9.1)	57	2.8	252	(195)
Money market deposits	(28,017)	(4.6)	2,632	21.8	3,215	(583)
Savings deposits	(89,201)	(13.2)	(182)	(9.7)	74	(256)
Direct time deposits	267,336	28.6	16,015	63.5	7,789	8,226
Brokered time deposits	41,977	8.8	3,104	18.6	1,570	1,534
Short-term borrowings	(143,514)	(17.7)	(3,898)	(14.3)	1,080	(4,978)
Long-term debt	(64,565)	(7.7)	1,643	5.3	4,166	(2,523)

Total interest-bearing liabilities	(67,009)	(1.4)	19,371	16.7	20,982	(1,611)

Noninterest-bearing demand deposits	(58,003)	(7.4)
Other liabilities	5,458	15.0
Stockholders’ equity	(9,813)	(1.5)

Total liabilities and stockholders’ equity	$(129,367)	(2.0)

Net interest-earning assets	$(45,041)	(5.8)

Net interest income (tax-equivalent)			(9,118)	(5.8)	$(5,257)	$(3,861)
Less: tax-equivalent adjustment			597	39.1

Net interest income			$(9,715)	(6.3)

Provision for Loan Losses

The provision for loan losses for the first nine months of 2007 was $13.3 million compared to $2.1 million for the nine months of 2006. Net charge-offs were $7.3 million, or 0.25% of average loans, in the first nine months of 2007 compared to $3.0 million, or 0.11% of average loans, for the nine months of 2006. During the first nine months of 2007 management increased the provision for loan losses by $11.2 million to provide for the increase in loan growth, net charge-offs and a specific reserve on a commercial business loan. The allowance for loan losses to total loans was 1.27% at September 30, 2007.

Non-Interest Income

Total non-interest income increased to $96.3 million for the nine months ended September 30, 2007 from $90.9 million for the nine months ended September 30, 2006. Deposit fee income increased $333 thousand, or 0.5%, reflecting increases in consumer and commercial deposit fees. Net cash settlement on swaps, representing interest income and expense on non-designated interest rate swaps, decreased $115 thousand from the nine months ending September 30, 2006, as a result of a change in interest rates. Non-interest income benefited from increases in commissions and fees of $352 thousand mainly from insurance and investment fees. Net gains were $6.5 million for the nine months ended September 30, 2007, compared to $1.1 million for the nine months ended September 30, 2006. The nine months ended September 30, 2007 includes a $767 thousand gain from the sale of a branch facility and a $4.9 million gain from the sale of deposits and facilities of six branches. Derivative losses on swaps decreased by $98 thousand, from a net loss of $514 thousand for the nine months ending September 30, 2006 to a net loss of $416 thousand for the nine months ending September 30, 2007. This decrease resulted from the impact of the changing interest rates and market volatility. In addition, the nine months ended September 30, 2006 included a $1.3 million insurance death benefit.

Non-Interest Expense

Non-interest expense increased by $881 thousand, or 0.6%, over year-to-date 2006. Year-to-date 2007 included a $1.5 million expense associated with restructuring activities and $2.2 million in consulting costs associated with these activities. Year-to-date 2006 included a legal settlement of $1.3 million. Salaries and employee benefits declined by $1.1 million, or 1.4%, from the same period a year ago. This decline is mainly attributable to decreased labor costs of $1.9 million from the decline in the number of employees resulting from the restructuring activities offset by annual merit increases and severance related expenses. Salaries and employee benefits included an increase in incentives and commissions of $397 thousand and an additional $498 thousand in deferred origination costs. Healthcare costs declined by $657 thousand, payroll taxes by $202 thousand while pension expense increased by $684 thousand and the Corporation’s 401k plan expense increased by $197 thousand due to increased employee participation. Stock compensation expense also increased by $668 thousand relating to share based payments. Occupancy and furniture and equipment expense increased $803 thousand reflecting increased rent expense, depreciation expense and a termination of a sublease agreement. Non-interest expense also includes $1.5 million in restructuring costs and $2.2 million in consulting fees relating to the restructuring activities. Professional fees relating to the annual audit and regulatory compliance activities declined by $1.0 million.

Income Taxes

The Corporation recorded income tax expense of $20.6 million in the first nine months of 2007 based on pre-tax income of $68.2 million, a 30.2% effective tax rate, compared to pre-tax income of $84.7 million and an effective tax rate of 30.7% for 2006. The decline in the effective tax rate is due to the impact from the increase in average tax-advantage investments and the impact of permanent tax differences on the effective tax rate due to lower pre-tax earnings in 2007, offset by an increase in state tax expense related to the recent law change associated with captive real estate investment trusts.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2006, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 1, 2007. The market risk of the Corporation has not experienced any material changes as of September 30, 2007 from December 31, 2006. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2007.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 1,100,039. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan will continue until it is completed or terminated by the Board of Directors. No plans expired during the three months ended September 30, 2007. The Corporation currently has no plan to terminate the stock repurchase plan.

The following table provides certain information with regard to shares repurchased by the Corporation in the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
July 1 - July 31	250,000	$30.77	250,000	1,150,039
August 1 - August 31	50,000	28.87	50,000	1,100,039
September 1 - September 30	—	—	—	1,100,039

Total	300,000	$30.45	300,000	1,100,039

For information regarding limitations on the payment of dividends, see “Item 2 – Management’s Discussion and Analysis of Financial Condition – Liquidity.”

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(11.0)	Statement re: Computation of Per Share Earnings (3)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007.
(3)	Included in Note 15 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

November 9, 2007	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

November 9, 2007	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer