Form 10-K
period 2007-12-31
PROVIDENT BANKSHARES CORP
filed 2008-02-29
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2007

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

The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒        Accelerated filer  ☐        Non-accelerated filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $1,043,406,576. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At February 22, 2008, the Registrant had 31,626,060 shares of $1.00 par value common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

Forward-looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2007 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

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

PART I

Item 1. Business

General

Provident Bankshares Corporation (the “Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2007, the Bank is the largest independent commercial bank (based on the FDIC market share report) in asset size headquartered in Maryland, with $6.5 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers serving the Baltimore, Washington, D.C. and Richmond metropolitan areas.

Provident’s principal business is to acquire deposits from individuals and businesses and to use these deposits to fund loans to individuals and businesses. Provident also offers related financial services through wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing.

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

Market Area

With banking offices throughout central Maryland and in Virginia, Provident serves one of the most vibrant regions in the country. As of June 30, 2007 (the most recently available statewide deposit share data report from the FDIC), Provident ranked eighth among commercial banks operating in Maryland with a 3.72% share of statewide deposits and twenty-seventh in Virginia with a 0.33% market share.

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

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia. Northern Virginia is the fastest growing area in Virginia and is home to nearly 2.4 million people. The technology sector, one of the largest in the United States, has been growing vigorously in the region. At nearly $87,321, the Northern Virginia region also has one of the highest median incomes in the country based on information obtained from the U.S. Bureau of the Census.

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

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and job growth. As a result of the announcement of Base Realignment and Closure 2005 from the U.S. Department of Defense, the MD Department of Business and Economic Development estimates that Maryland will gain in the range of 45,000 to 60,000 jobs through the next six to ten plus years. In addition, Maryland has the highest state median income at $65,144 in the country based on information obtained from the U.S. Bureau of the Census.

Business Strategy

Provident is well positioned in its region to provide the products and services of its largest competitors, while delivering the level of service provided by the best community banks. Over the past several years, the Corporation’s focus has been on the consistent execution of a group of fundamental business strategies: to broaden its presence and customer base in the Virginia and metropolitan Washington, D.C. markets; to grow its commercial business in all of its markets; to focus its resources in core business lines; and to improve financial fundamentals.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 143 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 143 banking offices, 49% are located in the Greater Baltimore region and 51% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 242 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides free access to more than 11,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Business Banking. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The business banking segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Commercial Banking provides lending services through its commercial business division and its commercial real estate division. The commercial business division provides customized banking solutions to middle market commercial customers while the commercial real estate division provides lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer. Over the past year, management has introduced a remote deposit product, which allows a customer to electronically post their deposits directly from the workplace. This product was designed to attract and retain commercial deposits. Business clients have enthusiastically embraced this convenience-based product.

Consistently execute a higher-performance, customer relationship-focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategic priority is centered on the right size bank commitment—providing the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. This strategy is measured and monitored by a number of actions such as the utilization of individual performance and incentive plans.

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

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by net 34 in-store or traditional branches.

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 80 traditional banking office locations and 63 in-store banking offices at December 31, 2007. The network of 63 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with three premier store partners:

SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores. During 2007, Provident opened one new in-store banking office and one traditional banking office, while closing six traditional offices and two in-store banking offices. In addition, Provident sold six traditional offices to Union Bankshares in September 2007. The branch closures and sale activity in 2007 was part of a corporate-wide efficiency and infrastructure program that focused on the rationalization of the branch network and corporate-wide process efficiencies. Future banking office expansion opportunities that are complementary to existing locations may be sought when the cost of entry is reasonable. The Bank has several new banking offices in various stages of planning. The consolidation or closure of branches will occur when limited growth opportunities are present.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

Loan Portfolio Summary:

(dollars in thousands)	2007	%	2006	%	2005	%	2004	%	2003	%
Residential real estate:
Originated & acquired residential mortgage	$296,783	7.0%	$333,568	8.6%	$452,853	12.2%	$660,949	18.5%	$689,321	24.7%
Home equity	1,082,819	25.7	991,327	25.7	900,985	24.4	705,126	19.8	505,465	18.2
Other consumer:
Marine	352,604	8.4	374,652	9.7	412,643	11.2	436,262	12.3	464,474	16.7
Other	26,101	0.6	28,427	0.7	32,793	0.9	42,121	1.2	49,721	1.8

Total consumer	1,758,307	41.7	1,727,974	44.7	1,799,274	48.7	1,844,458	51.8	1,708,981	61.4

Commercial real estate:
Commercial mortgage	439,229	10.4	445,563	11.5	485,743	13.1	483,636	13.6	318,436	11.4
Residential construction	631,063	15.0	599,275	15.5	414,803	11.2	242,246	6.8	161,932	5.8
Commercial construction	447,394	10.6	357,594	9.3	312,399	8.5	279,347	7.8	208,594	7.5
Commercial business	939,333	22.3	735,086	19.0	683,162	18.5	710,193	20.0	386,603	13.9

Total commercial	2,457,019	58.3	2,137,518	55.3	1,896,107	51.3	1,715,422	48.2	1,075,565	38.6

Total loans	$4,215,326	100.0%	$3,865,492	100.0%	$3,695,381	100.0%	$3,559,880	100.0%	$2,784,546	100.0%

Contractual Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2007. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$108,322	$436,092	$1,213,893	$1,758,307	41.7%
Commercial real estate:
Commercial mortgage	111,613	191,883	135,733	439,229	10.4
Residential construction	357,160	253,798	20,105	631,063	15.0
Commercial construction	193,183	224,359	29,852	447,394	10.6
Commercial business	200,442	428,564	310,327	939,333	22.3

Total loans	$970,720	$1,534,696	$1,709,910	$4,215,326	100.0%

Rate sensitivity:
Predetermined rate	$253,629	$629,652	$1,049,928	$1,933,209	45.9%
Variable or adjustable rate	717,091	905,044	659,982	2,282,117	54.1

Total loans	$970,720	$1,534,696	$1,709,910	$4,215,326	100.0%

Consumer Lending

Consumer lending offers a wide range of loan products including installment loans secured by real estate, boats, automobiles, home equity lines, and unsecured personal lines of credit. At December 31, 2007, consumer loans represented 41.7% of the total loan portfolio as compared to 44.7% at December 31, 2006. Of these loans, 78.5% are secured by residential real estate, 20.0% by boats, and 1.5% are unsecured.

The banking office network, ProvidentDirect, the Internet and selected pre-qualified brokers are the origination sources for new home equity loans and lines and other consumer loans, which represent 26.3% of total loans at December 31, 2007 and 26.4% at December 31, 2006. For the origination of marine loans, representing 8.4% of total loans at December 31, 2007, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each consumer loan, including both credit and loan to value considerations.

Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. At December 31, 2007, approximately 88% of the $238.5 million acquired loan portfolio was in first lien position. Strategically, management intends to continue to reduce the wholesale portfolio and replace it with internally generated loan production unless an opportunity exists that provides the opportunity to acquire new customers and meets or exceeds the Bank’s profitability ratios.

The residential real estate mortgage portfolio consists primarily of loans originated or acquired prior to 2004. The Bank currently provides mortgages to its consumer customers through a third party loan processor, and retains only a small percentage of the mortgages originated from that process. At December 31, 2007, the portfolio of residential real estate mortgage loans represented 3.3% of consumer loans as compared to 3.5% at December 31, 2006.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, hotels and tract developments. These portfolios grew 8.2% in 2007 to $1.5 billion at December 31, 2007, or 36.0% of total loans compared to $1.4 billion, or 36.3% at December 31, 2006. In 2007, the residential construction portfolio grew $31.8 million, or 5.3% and the commercial construction portfolio grew $89.8 million, or 25.1%, while the commercial mortgage portfolio declined $6.3 million, or 1.4%.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Greater Baltimore, Greater Washington, D.C. and Central Virginia regions. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. At December 31, 2007, commercial business loans represent 22.3% of the Bank’s total loans as compared to 19.0% at December 31, 2006, and consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County and Richmond, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of vendors to source small equipment leases and originates general equipment leases, represented 22.1% and 17.2% of the commercial business portfolio at December 31, 2007 and 2006, respectively.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans and real estate and other assets that have been acquired through foreclosure or repossession. The Corporation’s credit procedures require monitoring of commercial credits to determine the collectibility of contractually due principal and interest to assess the need for providing for inherent losses. If a loan is identified as impaired, it is placed on non-accrual status. At December 31, 2007, commercial loans totaling $22.0 million were considered to be impaired.

Delinquencies occur in the normal course of business. The Corporation’s efforts focus on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged off to the collateral’s fair value less costs to sell (“net fair value”) at 120 days delinquent. Unsecured open-end consumer loans are charged off in full at 120 days delinquent. Demand deposit overdrafts that have been reclassified as loans generally are charged off in full at 60 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Any portion of an outstanding loan balance secured by residential real estate in excess of the net fair value is charged-off when it is no later than 180 days delinquent. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by commercial real estate are generally recognized when losses are reasonably estimable and probable.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2007.

Average Deposits:

	2007		2006		2005
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate

Noninterest-bearing	$709,339	—%	$773,369	—%	$808,137	—%
Interest-bearing demand	497,680	0.58	550,528	0.50	574,631	0.37
Money market	595,859	3.45	590,723	2.81	582,547	1.85
Savings	569,491	0.39	657,722	0.39	737,251	0.29
Direct time certificates of deposit	1,184,649	4.58	973,396	3.82	815,082	2.61
Brokered certificates of deposit	566,685	5.13	499,523	4.76	384,701	4.50

Total average balance/rate	$4,123,703	2.64%	$4,045,261	2.05%	$3,902,349	1.37%

Total year-end balance	$4,179,520		$4,140,112		$4,124,467

At December 31, 2007, total deposits (including brokered time deposits) were a record high at $4.2 billion. At December 31, 2007, 43.9% of the Bank’s deposits were time deposits compared to 40.5% at December 31, 2006. Over the past year, customers continued to take advantage of the higher time deposit rates and as a result, customer deposits have been shifting away from lower yielding checking and savings accounts towards higher yielding certificates of deposit.

Average total deposits were $4.1 billion in 2007, an increase of $78.4 million compared to 2006. Average deposits obtained from customers (rather than brokers) represented 86.3% of the Bank’s deposit funding for 2007, as compared to 87.7% for 2006. Customer deposits are generated by cross sales and calling efforts of the banking office and commercial cash management sales force. Approximately 37.4% of average customer deposit balances in 2007 were from the Greater Washington, D.C. and Central Virginia regions as compared to 38.6% in 2006. In 2007, average consumer deposits grew 2.9%, while commercial deposits declined 7.9%. Consumer deposits represent 78.0% of total average customer deposits while commercial deposits represented 22.0%, of total average customer deposits in 2007 compared to 76.1% and 23.9%, respectively, in 2006.

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

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling interest rate risk, credit risk and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests primarily in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by the Bank’s Asset / Liability Committee (the “ALCO”), which also reviews all investment and funding transactions. The ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

Investments

At December 31, 2007, the investment securities portfolio totaled $1.5 billion, or 22.7%, of total assets. The investment portfolio declined $216.0 million from year-end 2006, reflecting management’s continued execution of the strategy to de-emphasize wholesale assets in addition to a decline in fair value in the investment securities portfolio. In 2007, management invested $142.2 million in fixed rate mortgage-backed securities, $54.3 million in municipal bonds, $27.8 million in floating rate pooled trust preferred securities and $675 thousand in other securities with the objective of diversifying the Corporation’s investment portfolio risks, maximizing stable earnings, and managing the Bank’s interest rate sensitivity.

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2007	%	2006	%	2005	%	2004	%	2003	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,954	2.8%	$71,411	4.2%	$77,230	4.1%	$114,381	5.0%	$110,632	5.3%
Mortgage-backed securities	706,375	48.1	700,855	41.6	1,034,777	54.3	1,646,278	71.5	1,737,040	83.2
Municipal securities	153,691	10.5	101,373	6.0	58,317	3.1	14,042	0.6	18,226	0.9
Other debt securities	519,279	35.4	709,097	42.1	623,762	32.7	411,694	17.9	220,612	10.6

Total securities available for sale	1,421,299	96.8	1,582,736	93.9	1,794,086	94.2	2,186,395	95.0	2,086,510	100.0

Securities held to maturity:
Other debt securities	47,265	3.2	101,867	6.1	111,269	5.8	114,671	5.0	—	—

Total securities held to maturity	47,265	3.2	101,867	6.1	111,269	5.8	114,671	5.0	—	—

Total investment securities	$1,468,564	100.0%	$1,684,603	100.0%	$1,905,355	100.0%	$2,301,066	100.0%	$2,086,510	100.0%

Total portfolio yield	5.8%		5.0%		5.0%		4.5%		4.4%

The following table presents the expected cash flows and interest yields of the Bank’s investment securities portfolio at December 31, 2007.

Investment Securities Portfolio:

(dollars in thousands)	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Carrying Amount	Yield*
	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$2,497	4.8%	$—	—%	$39,431	5.5%	$—	—%	$26	$41,954	5.5%
Mortgage-backed securities	115,226	5.0	272,144	5.0	183,816	5.0	153,558	5.0	(18,369)	706,375	5.0
Municipal securities	1,302	7.9	2,613	7.4	45,017	6.3	103,933	6.5	826	153,691	6.5
Other debt securities	400	4.0	—	—	—	—	601,437	6.5	(82,558)	519,279	6.5

Total securities available for sale	119,425	5.0	274,757	5.0	268,264	5.3	858,928	6.3	(100,075)	1,421,299	5.7

Securities held to maturity:
Other debt securities	—	—	—	—	—	—	47,265	7.4	—	47,265	7.4

Total securities held to maturity	—	—	—	—	—	—	47,265	7.4	—	47,265	7.4

Total investment securities	$119,425	5.0%	$274,757	5.0%	$268,264	5.3%	$906,193	6.3%	$(100,075)	$1,468,564	5.8%

*	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Yields have been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for the year.

Investment Portfolio Credit Quality

Investment allocations as of December 31, 2007 include MBS (48.1%), ABS (31.8%), municipal (10.5%), corporate (6.8%), and U.S. Government securities (2.8%). There are no investments in sub-prime MBS or ABS in the Corporation’s investment securities portfolio. The $706.4 million MBS portfolio includes $584.9 million of agency-backed securities, $68.5 million of AAA rated non-agency MBS, and $53.0 million of AA rated non-agency MBS. The non-agency MBS portfolio is comprised of twenty-nine securities backed by 30-year, fixed rate Alt-A loans with an average credit score of 729 and an average original loan-to-value ratio of 67%. The credit risk in this portfolio stems from potential losses on foreclosure sales of the residential mortgages collateralizing the securities. If loan losses exceed a threshold level of credit enhancement established for the AAA and AA rated securities, the Corporation’s investments could experience a reduction of interest payments and a curtailment of principal repayment. Certain securities are experiencing elevated delinquency and foreclosure levels; however, the low loan-to-value ratios have helped minimize losses on sale of foreclosed loans that collateralize the securities. None of the securities at December 31, 2007 have losses approaching the credit support thresholds for the securities owned by the Corporation.

The Corporation’s ABS portfolio, which is part of other debt securities available for sale, consists of $466.7 million of pooled trust preferred securities backed by banks, insurance companies, and real estate investment trusts (“REIT”). At December 31, 2007, the bank and insurance pools were rated AAA, AA, single A, or BBB by Moody’s, S&P, and / or Fitch ratings agencies. At December 31, 2007, the REIT pools are rated AAA, AA, single A, or BBB by Moody’s or S&P, but were rated A through B- by Fitch, as reflected in the book values below.

(dollars in thousands)	AAA	AA	A	BBB	BB	B	Not Rated	Total
Moody’s / S&P Ratings
Bank*	$28,970	$25,668	$300,978	$869	$—	$—	$—	$356,485
Insurance	45,916	10,456	19,239	—	—	—	—	75,611
REIT	13,937	3,820	9,233	7,591	—	—	—	34,581

Total	$88,823	$39,944	$329,450	$8,460	$—	$—	$—	$466,677

Fitch Ratings
Bank*	$28,970	$25,876	$282,900	$18,739	$—	$—	$—	$356,485
Insurance	45,916	7,786	19,239	—	—	—	2,670	75,611
REIT	—	—	9,580	6,452	13,585	4,964	—	34,581

Total	$74,886	$33,662	$311,719	$25,191	$13,585	$4,964	$2,670	$466,677

*	Some bank-issued securities may contain up to 33% insurance or REIT issuers in addition to depository institutions. Provident currently owns $10 million of bank-issued securities that contains 32% REIT exposure.

Investment securities are monitored to determine whether a decline in value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary, such as the ability to collect amounts due per contractual terms of the investment securities agreement. If a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. As discussed below, the Corporation realized a $47.5 million impairment charge related to the Corporation’s REIT trust preferred securities portfolio deemed other than temporarily impaired at December 31, 2007.

On December 21, 2007, all of the securities in the Corporation’s REIT pooled trust preferred portfolio were downgraded by Fitch Ratings. Several residential mortgage REITs are facing a difficult operating environment due to the well-publicized difficulties facing the mortgage origination sector. Additionally, several homebuilders in the REIT pools are facing challenges due to declining home sales. Concurrent with Fitch’s action, Provident’s internal cash flow analysis revealed a high potential for several securities to experience a reduction in interest payments should the challenges facing the issuers not improve. At year ending December 31, 2007, most of these securities had not experienced any payment defaults, however, the Corporation anticipated that defaults were probable in the near future. These factors were the primary consideration for the impairment write-down of these securities even after considering the credit enhancements that were in place on the respective securities. In light of the deteriorating economic conditions surrounding the mortgage REIT and homebuilder markets, and in consideration of the Fitch downgrades, management decided that $66.0 million of the $105.0 million face value of the REIT trust preferred portfolio was other-than-temporarily impaired, requiring a permanent write-down of these securities to their fair value of $18.5 million at December 31, 2007. The carrying value of the total REIT pooled trust preferred portfolio was $34.6 million at December 31, 2007. The Corporation’s bank and insurance pooled trust preferred securities portfolios remained investment grade with no significant credit issues at December 31, 2007. Continuing adverse business conditions could result in further loss in value in the REIT trust preferred securities held by the Corporation, which could result in further impairment write-downs. Please refer to Note 25 to the Consolidated Financial Statements for further update on the Corporation’s REIT pooled trust preferred portfolio.

As of December 31, 2007, the Corporation’s investment portfolio, including securities held to maturity, had unrealized losses of $99.8 million, or 6.4%, up from $15.7 million, or 0.9% at December 31, 2006. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities, net of the $47.5 million writedown, and non-agency MBS portfolio. The pricing for these securities has been substantially distressed by the absence of liquidity in the structured securities markets stemming from the sub-prime mortgage situation. The Corporation had a limited number of securities in a continuous loss position for 12 months or more at December 31, 2007. For securities whose price declines were due to changes in market interest rates or market illiquidity, not in expected cash flows, no other-than-temporary impairment was recorded at December 31, 2007. The Corporation will continue to evaluate the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

The Corporation’s $153.7 million municipal bond portfolio consists of geographically diversified securities. All of the securities represent general obligations of the respective municipalities. All of the securities are either rated AAA, AA, or single A based on the underlying issuer. Additionally, $135.3 million of these securities are insured by one of the five major bond insurers. Although four of the five insurers have experienced a rating downgrade recently, none of those ratings is below single A. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury and Agency securities.

Borrowings

The Corporation’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically carry rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts as part of a merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 11 to the Consolidated Financial Statements for a description of the remaining outstanding issuances. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. As of December 31, 2007, $129.0 million of junior subordinated debentures are currently outstanding; $121 million are callable beginning in 2008.

Employees

At December 31, 2007, the Corporation and its subsidiaries had 1,635 full-time equivalent employees. The Corporation currently maintains what management considers a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees and management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are 12 bank holding companies or other banking institutions in Maryland with commercial banks that have deposits in Maryland in excess of $1 billion, two are headquartered in Maryland and 10 are headquartered in other states. There are 19 bank holding companies or other banking institutions in Virginia with commercial banks that have deposits in Virginia in excess of $1 billion, 12 are headquartered in Virginia and 7 are headquartered in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

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

Regulation

The Corporation is registered as a bank holding company under the Bank Holding Company Act of 1956 (“BHCA”). As such, the Corporation is subject to regulation and examination by the Federal Reserve Board, and is required to file periodic reports and any additional information that the Federal Reserve Board may require. The BHCA imposes certain restrictions upon the Corporation regarding the acquisition by merger or acquisition of substantially all of the assets, or direct or indirect ownership or control, of any bank of which it is not already the majority owner; or, with certain exceptions, of any company engaged in non-banking activities.

The Bank is subject to supervision, regulation and examination by the Commissioner of Financial Regulation of the State of Maryland and the Federal Deposit Insurance Corporation (“FDIC”). Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of banking offices, mergers and consolidations, changes in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

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

Regulatory Capital

Banks are required to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. The standards used by federal bank regulators to evaluate capital adequacy are the leverage ratio and risk-based capital guidelines. Core (or tier 1) capital as defined by regulatory guidelines is equal to common stockholders’ equity plus specified preferred stock instruments less intangible assets. Total regulatory capital consists of core capital plus certain other specified capital instruments, the allowance for loan losses and unrealized gains on equity securities, subject to limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as tier 1 capital, subject to certain limitations.

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be at least 3% for Bank holding companies with the top examination rating and at least 4% for others, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2007, the Corporation exceeded all regulatory capital requirements.

Item 1A. Risk Factors

Fluctuations in interest rates may reduce the Corporation’s net income and future cash flows.

Interest rates were at historically low levels at June 2004 when the target federal funds rate was 1.0%. By June 2006, the U.S. Federal Reserve increased its target for the federal funds rate to 5.25%. Since then, the targeted federal funds rate has been reduced by 225 basis points to 3.00% as of January 2008. While these short-term market interest rates (which the Corporation uses as a guide to price its short-term loans and deposits) have decreased in 2007 and 2008, these rates have repriced downwards faster than longer-term market interest rates (which the Corporation uses as a guide to price its longer-term loans and deposits).

If rates on the Corporation’s deposits and borrowings reprice downwards slower than the rates on the Corporation’s long-term loans and investments, the Corporation would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Corporation’s profitability.

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

Further decline in value in certain investment securities held by the Corporation could require further write-downs, which would reduce the Corporation’s earnings.

The Corporation’s investment portfolio includes pooled trust preferred securities backed by banks, insurance companies, and real estate investment trusts (“REITs”). In the fourth quarter of 2007, the Corporation determined that the loss in value on certain REIT trust preferred securities was other-than-temporary, and accordingly, recognized a $47.5 million impairment write-down related to those securities. The impairment write-down related to securities issued by residential mortgage REITs, which are facing a difficult operating environment due to the well-publicized difficulties facing the mortgage origination sector and homebuilders, who are also are facing challenges due to declining home sales. Continuing adverse business conditions could result in further loss in value in the REIT trust preferred securities held by the Corporation, which could result in further impairment write-downs.

The securities in the municipal bond portfolio consist of geographically diversified securities that are insured by major bond insurers. Some of the bond insurers have been downgraded and others may follow. The recent downgrades reflect concerns about their ability to cover potential claims on issuers unable to make their principal or interest payments. Currently, all securities in this portfolio are rated AAA, AA, or single A by the three major rating agencies.

For further information regarding the Corporation’s investment portfolio, please see “Investment Portfolio Credit Quality” on pages 8-9 in Item 1 of this Report. The Corporation will continue to monitor the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

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

Provisions of the Corporation’s Articles of Incorporation and Bylaws and federal and state regulations may make it difficult and expensive to pursue a takeover attempt of Provident that management opposes. These provisions also may make the removal of the current board of directors or management, or the appointment of new directors, more difficult. For example, the Corporation’s Articles of Incorporation and Bylaws contain provisions that could impede a takeover or prevent the Corporation from being acquired, including a classified board of directors and limitations on the ability of the Corporation’s stockholders to remove a director from office without cause. The Corporation’s board of directors may issue additional shares of common stock or establish classes or series of preferred stock with rights, preferences and limitations as determined by the board of directors without stockholder approval. These factors provide the board of directors the ability to prevent, or render more difficult or costly, the completion of a takeover transaction that the Corporation’s stockholders might view as being in their best interests.

Changes in the Federal or State tax laws may negatively impact the financial performance of the Corporation.

The Corporation is subject to changes in tax law that could increase the effective tax rate payable to the state or federal government. These law changes may be retroactive to previous periods and as a result, could negatively affect the current and future financial performance of the Corporation.

Volatile and illiquid financial markets resulting from a significant event in the market may hinder the Corporations ability to increase or maintain its current liquidity position.

Financial concerns in broad based financial sectors such as mortgage banking or home building may result in a volatile and illiquid bond market and may reduce or eliminate the Corporation’s ability to pledge certain types of assets to increase or maintain its liquidity position. A decline in the Corporation’s liquidity position may hinder its ability to grow the balance sheet through internally generated loan growth or through acquisitions.

The Corporation is subject to litigation risk.

In the normal course of business, the Corporation may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations. Please see “Litigation” under Note 14, “Contingencies of Off-Balance Sheet Risk” for the current status of existing and threatened litigation.

Changes in accounting standards or interpretation in new or existing standards could materially affect the financial results of the Corporation.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Corporation’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Corporation’s control and may have a material impact on the Corporations financial results of operations.

The Corporation’s stock price can be volatile due to factors outside the Corporation’s control.

The Corporation’s stock price can fluctuate widely as a result of a significant event in the financial markets, economic conditions, government regulations, natural disasters or recommendations from financial security analysts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Corporation has 155 offices from which it conducts, or intends to conduct, business which are located in Maryland, the District of Columbia, Virginia, Delaware and southern Pennsylvania. The Bank owns 17 and leases 138 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from one to twenty years. Some of the leases also contain a purchase option.

Item 3. Legal Proceedings

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

Please see Note 14 to the Consolidated Financial Statements, “Contingencies and Off-Balance Sheet Risk” in Item 8, “Financial Statements and Supplemental Data” for a discussion of certain legal proceedings that are outstanding at December 31, 2007.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Bankshares Corporation is listed on the NASDAQ Global Select Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is “PBKS”. At February 22, 2008, there were approximately 3,059 holders of record of the Corporation’s common stock.

For the year ended 2007, the Corporation declared and paid dividends of $1.25 per share of common stock outstanding. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for a future discussion of the restrictions on the Corporation’s paying of dividends.

As of December 31, 2007, the Corporation had 3,056 holders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 31,621,956 shares outstanding.

The following table sets forth high and low sales prices for each quarter during the years ended December 31, 2007 and 2006 for the Corporation’s common stock and the corresponding quarterly dividends paid per share.

	High	Low	Dividend Paid per Share

Year Ended December 31, 2007:
Fourth quarter	$32.82	$21.14	$0.320
Third quarter	33.44	27.54	0.315
Second quarter	34.99	32.04	0.310
First quarter	35.97	32.73	0.305

Year Ended December 31, 2006:
Fourth quarter	$38.60	$34.87	$0.300
Third quarter	37.76	34.77	0.295
Second quarter	37.07	34.01	0.290
First quarter	36.96	34.74	0.285

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of a specific amount of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares and on January 17, 2007, the Corporation approved the repurchase of up to 5% of the Corporation’s outstanding common stock, or approximately 1.6 million additional shares from time to time subject to market conditions.

At December 31, 2007, the maximum number of shares remaining to be purchased under this plan is 750,154. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. The timing of repurchasing shares in the future will depend on the Corporation meeting its targeted capital ratio levels. No plans expired during the three months ended December 31, 2007.

The following table provides certain information with regard to shares repurchased by the Corporation in the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
October 1 - October 31, 2007	100,000	$25.23	100,000	1,000,080
November 1 - November 30, 2007	249,906	22.52	249,906	750,174
December 1 - December 31, 2007	—	—	—	750,174

Total	349,906	$23.30	349,906	750,174

Item 6. Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K and from consolidated financial statements previously filed.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005	2004	2003
Interest income (tax-equivalent) (1)	$378,424	$368,389	$315,567	$273,809	$240,793
Interest expense	184,183	161,823	115,872	90,669	91,107

Net interest income (tax-equivalent) (1)	194,241	206,566	199,695	183,140	149,686
Provision for loan losses	23,365	3,973	5,023	7,534	11,122

Net interest income after provision for loan losses	170,876	202,593	194,672	175,606	138,564
Non-interest income, excluding net gains (losses)	120,054	119,318	111,852	100,691	92,620
Impairment on investment securities	(47,488)	—	—	—	—
Net gains (losses)	6,930	(6,426)	1,292	(5,773)	(4,379)
Net derivative activities	423	370	(855)	5,901	—
Non-interest expense, excluding restructuring activities and merger expense	209,552	214,579	200,737	180,187	157,261
Restructuring activities	1,537	—	—	—	—
Merger expense	—	—	—	3,541	—

Income before income taxes (tax-equivalent) (1)	39,706	101,276	106,224	92,697	69,544
Income tax expense (tax-equivalent) (1)	7,576	31,273	33,274	30,717	18,089

Net income	$32,130	$70,003	$72,950	$61,980	$51,455

Tax-equivalent adjustment (1)	$3,009	$2,155	$765	$778	$674
Per share amounts:
Basic - net income	1.00	2.14	2.21	2.05	2.10
Diluted - net income	1.00	2.12	2.17	2.00	2.05
Cash dividends paid	1.25	1.17	1.09	1.01	0.93
Book value per share	17.56	19.54	19.14	18.68	13.22

Total assets	$6,465,046	$6,295,893	$6,355,926	$6,571,416	$5,207,848
Total loans	4,215,326	3,865,492	3,695,381	3,559,880	2,784,546
Total deposits	4,179,520	4,140,112	4,124,467	3,779,987	3,079,549
Total stockholders’ equity	555,771	633,631	630,495	618,423	324,765
Total common equity (2)	623,948	655,738	647,778	620,058	331,354
Total long-term debt	771,683	828,079	920,022	1,205,833	1,153,301

Return on average assets	0.51%	1.09%	1.14%	1.02%	1.03%
Return on average equity	5.17	11.02	11.70	12.12	16.36
Return on average common equity	4.99	10.71	11.59	12.09	16.47
Efficiency ratio	66.67	65.85	64.10	63.48	64.90
Stockholders’ equity to assets	8.60	10.06	9.92	9.41	6.24
Average stockholders’ equity to average assets	10.25	10.26	9.86	8.46	6.26
Tier 1 leverage ratio	7.89	8.53	8.40	8.29	8.49
Tier 1 capital to risk-weighted assets	9.59	10.90	10.97	11.82	13.28
Total regulatory capital to risk-weighted assets	10.85	11.85	11.97	12.89	15.32
Tangible common equity ratio	5.86	6.50	6.27	5.57	6.20
Dividend payout ratio	125.25	55.29	50.29	50.47	45.44

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2007. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein, particularly the information regarding the Corporation’s business operations as described in Item 1.

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

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Corporation’s primary source of income.

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

Furniture and equipment expenses and depreciation charges related to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line and accelerated methods based on the useful lives of related assets. Estimated lives range from 2 to 15 years for building and improvements, and 3 to 10 years for furniture and equipment.

External processing fees are fees paid to third parties for data processing services.

Restructuring activities are incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as in the Notes to the Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

Restructuring Activities

During the fourth quarter of 2006, management initiated a corporate-wide efficiency and infrastructure initiative program to increase productivity, streamline processes and improve customer service. The program focused on three major areas: the rationalization of the branch network; the composition and execution of fee generation activities, and the third and largest focus, the fundamental efficiency of loan and deposit operational support activities. As part of the efficiency initiative program, management established four action teams to identify revenue and efficiency opportunities. These cross-functional teams worked with outside consultants to analyze expense and revenue opportunities based on industry best practices. The identified financial objective was to reduce operating expenses and increase fee income for a total pre-tax impact of $10 million in 2007 and $20 million in 2008.

In 2007, the internal action teams completed their work around reviewing processes and redesigning the Corporation’s structure to make better use of its resources. The bulk of the teams recommendations centered on organizational design changes in the branches, branch operations and customer support, and in the loan administration functions. In addition, the Corporation modified pricing and fees on selected deposit products and loan services along with introducing new products. Operational changes were also made to improve the collection of fees that are currently generated but waived or not collected.

The initial phase of this program was an extensive internal review of the branch network locations to consider each location’s profitability, opportunity for growth and proximity to other branches. The review work was completed in the first quarter of 2007 and implementation of the efficiency initiatives were put in place. In the first quarter of 2007, the Corporation closed one branch in Maryland and six branches in Virginia, transferring $76 million in deposits to other nearby Provident branches. In addition, the branch closure initiative resulted in a $767 thousand gain associated with the sale of a branch facility.

On September 7, 2007, the Corporation completed a sale of the $43.3 million in deposits and facilities of six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia with an associated gain of $4.9 million. The sale of the six branches was consistent with the Corporation’s strategy to rationalize the branch network and to focus on the Corporation’s core markets—the high growth, metropolitan areas of Baltimore, Washington and Richmond.

The actions taken by the program contributed approximately $12.5 million in expense savings and revenue enhancements in 2007. The financial benefits received in 2007 from these efforts were partially offset by $2.2 million in professional fees paid to the Corporation’s third party consulting partner in the program. Restructuring costs, which are expenses directly associated with the actions taken from the program, were $1.5 million and are being reported separately in the Consolidated Statements of Income.

The Corporation’s restructuring activities eliminated approximately $17.0 million annualized compensation and benefits costs relating to positions that were removed from the Corporation’s base cost structure. The Corporation estimates that the program will generate over $20 million in cost savings and revenue enhancements in 2008. In addition, management has instituted a compensation control program that provides accountability at the position level.

Management is confident that the results of the program will enable the Corporation to keep pace with market compensation rates and to add personnel costs relating to new business initiatives without having an adverse effect on the Corporation’s operating expense growth rate. Management will continue to review its staffing levels as changes in technology become available and are implemented.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following values represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

Management believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate is discussed on pages 18-21. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis.

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

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

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

Other Than Temporary Impairment of Investment Securities

Securities are monitored to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary, such as the ability to collect amounts due per the contractual terms of the investment security agreement. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

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

FINANCIAL CONDITION

The financial condition of the Corporation reflects the strong focus on business development and the execution of the Corporation’s strategic priorities and strengthening the balance sheet by growing loans and customer deposits in the Bank’s core business segments and key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia. Solid growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation was also successful in retaining customer deposits in a very competitive deposit market. The expanded market presence the Corporation has experienced since 2004 has been successful in helping to grow and deepen customer relationships. These efforts have led to growth in average relationship-based loans of $291.1 million, or 8.7%, and average customer deposits of $11.3 million or 0.3%, over 2006. In 2007, average customer deposits reflect the impact from the deposit sale of $43.3 million in September 2007. At December 31, 2007, total assets were $6.5 billion, while total loans and deposits were $4.2 billion and $4.2 billion, respectively.

Based on the Corporation’s strategy, growth in internally generated loan portfolios has replaced the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation strengthens the balance sheet by growing relationship-based portfolios and de-emphasizing wholesale assets. Over the past few years, capital growth has been a specific focus for the Corporation. Tangible common equity as a percentage of tangible assets was 5.86% at December 31, 2007, a decline from 6.50% at December 31, 2006. The decline in tangible common equity in 2007 is mainly attributable to a $47.5 million pre-tax write-down of a significant portion of the Corporation’s $105.0 million REIT trust preferred securities portfolio. Going forward, management will continue to focus on growing tangible common equity.

The tangible common equity ratio is a non-GAAP measure used to determine capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended December 31, 2007 and December 31, 2006.

(dollars in thousands)	December 31, 2007	December 31, 2006
Total equity capital per consolidated financial statements	$555,771	$633,631
Accumulated other comprehensive loss	68,177	22,107
Goodwill	(253,906)	(254,543)
Deposit-based intangible	(6,152)	(8,965)

Tangible common equity	$363,890	$392,230

Total assets per consolidated financial statements	$6,465,046	$6,295,893
Goodwill	(253,906)	(254,543)
Deposit-based intangible	(6,152)	(8,965)

Tangible assets	$6,204,988	$6,032,385

Tangible common equity ratio	5.86%	6.50%

Earning Assets

Total average earning assets were $5.6 billion for the year ending December 31, 2007, a decline of $68.2 million, or 1.2%, from the year ending December 31, 2006. The following table summarizes the composition of the Bank’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2007	2006	$ Variance	% Variance
Investments	$1,623,571	$1,896,460	$(272,889)	(14.4)%
Other earning assets	13,783	18,317	(4,534)	(24.8)
Residential real estate:
Originated and acquired residential mortgage	307,977	389,836	(81,859)	(21.0)
Home equity	1,034,312	959,731	74,581	7.8
Other consumer:
Marine	362,884	392,216	(29,332)	(7.5)
Other	27,956	30,148	(2,192)	(7.3)

Total consumer	1,733,129	1,771,931	(38,802)	(2.2)

Commercial real estate:
Commercial mortgage	444,376	455,962	(11,586)	(2.5)
Residential construction	601,945	516,192	85,753	16.6
Commercial construction	392,553	312,770	79,783	25.5
Commercial business	791,121	697,050	94,071	13.5

Total commercial	2,229,995	1,981,974	248,021	12.5

Total loans	3,963,124	3,753,905	209,219	5.6

Total average earning assets	$5,600,478	$5,668,682	$(68,204)	(1.2)

The decline in total average earning assets of $68.2 million is attributable to the $272.9 million decrease in average investment securities that resulted primarily from the balance sheet restructuring that occurred in fourth quarter of 2006. In the fourth quarter of 2006, the Corporation sold $182.9 million of its investment securities portfolio as part of a balance sheet restructuring plan to improve future profitability and to reduce investments in wholesale assets. The decline was partially offset by the growth in total average loans of $209.2 million.

Total average loans increased 5.6%, the net effect of a $248.0 million increase, or 12.5%, in commercial loans, partially offset by a decline of $38.8 million, or 2.2%, in consumer loans. The Corporation continues to produce strong organic loan growth. Average relationship-based loans increased $291.1 million, or 8.7%, over 2006. The Corporation’s focus on business development and developing lending relationships that are provided by the market opportunity, combined with the experience of lending officers in the market, has been demonstrated by the strong and balanced regional growth in commercial real estate and commercial business loans. These results reflect the Corporation’s strategy to grow and deepen customer relationships in all market segments. Overall, there is a relatively balanced mix of lending revenue sources between the two product segments with $2.2 billion, or 56.3%, in average commercial loans and $1.7 billion, or 43.7%, in average consumer loans. The diversity of lending products should provide the Corporation with opportunities to emphasize certain product lines as market conditions change.

Commercial loans, which are a key component to the Corporation’s regional presence in its market area, grew $248.0 million, or 12.5%, over 2006. Residential and commercial construction loans posted increases during the year of $85.8 million and $79.8 million, respectively, reflecting the balanced growth in the regional real estate construction markets. In addition, commercial business loans grew $94.1 million, or 13.5%, while commercial mortgages declined $11.6 million, or 2.5%. The solid loan growth within the Corporation’s footprint is a reflection of the group’s ability to expand existing and generate new lending relationships. These expanded relationships and associated risks are managed through stringent loan administration and credit monitoring by an experienced credit management staff.

The decline in average consumer loans of $38.8 million included the planned reductions in originated and acquired residential mortgages of $81.9 million. Average relationship-based consumer loans (loans other than originated and acquired residential mortgages) increased 3.1%, or $43.1 million. Home equity lending is the main contributor to this loan growth. The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the Corporation’s markets. This market strategy resulted in the $74.6 million, or 7.8%, increase in home equity average balances. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone centers, the Internet and selected pre-qualified brokers. Origination of consumer loan and line commitments, primarily home equity, in the Greater Washington and Central Virginia regions, grew 1.4% over 2006 while average consumer loan and line commitments from the Greater Baltimore market declined by 3.1% in 2007. Other consumer loans, which make up 22.6% of total consumer loans (mainly marine lending), declined $31.5 million in 2007. Management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

The Corporation’s portfolio of originated and acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 7.8% of average total loans in 2007, compared to 10.4% in 2006. At December 31, 2007, approximately 88% of the acquired portfolio was in first lien position. Average balances in the originated and acquired residential mortgage portfolio continued to decline during 2007, to $308.0 million, as the Bank retains only a small percentage of new residential mortgage loan originations and its purchases of loans have not been material.

The investment securities portfolio average balance declined by $272.9 million in 2007 compared to 2006 as management continued executing its strategy of replacing wholesale investments with internally generated loans. From year-end 2006 to year-end 2007, the Corporation’s investment securities portfolio declined by $216.0 million, or from 26.8% to 22.7% of total assets. Investment purchases, which totaled $225.0 million, were allocated among ABS, municipal bonds, and non-agency CMOs, and agency MBS. Investment purchases were funded through sales of MBS, FNMA debentures, and floating rate ABS totaling $110.9 million, and maturities and paydowns of $197.3 million. In December 2007, the Corporation wrote-down its $105.0 million REIT trust preferred securities portfolio by $47.5 million after making a determination that $66.0 million of the total was other-than-temporarily impaired. The Corporation will continue to evaluate the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2007	2006	2005	2004	2003
Non-performing assets:
Originated & acquired residential mortgage	$7,511	$7,202	$7,340	$10,327	$18,961
Home equity	1,737	421	448	192	116
Other consumer	—	351	110	58	20
Commercial mortgage	1,335	1,335	1,437	1,612	—
Residential real estate construction	7,923	—	—	—	135
Commercial real estate construction	—	—	—	1,063	—
Commercial business	12,742	10,417	16,336	12,461	3,085

Total non-accrual loans	31,248	19,726	25,671	25,713	22,317

Total renegotiated loans	—	—	—	—	—

Non-real estate assets	1,286	1,865	1,223	261	1,221
Residential real estate	1,378	618	564	1,355	2,022

Total other assets and real estate owned	2,664	2,483	1,787	1,616	3,243

Total non-performing assets	$33,912	$22,209	$27,458	$27,329	$25,560

90-day delinquencies:
Originated & acquired residential mortgage	$2,149	$3,030	$5,249	$9,097	$8,850
Home equity	1,281	1,234	468	461	322
Other consumer	321	827	852	773	176
Commercial business	79	97	1,551	1,883	544

Total 90-day delinquencies	$3,830	$5,188	$8,120	$12,214	$9,892

Asset quality ratios:
Non-performing loans to loans	0.74%	0.51%	0.69%	0.72%	0.80%
Non-performing assets to loans	0.80	0.57	0.74	0.77	0.92

During 2007, the downturn in the regional housing market affected the Corporation’s asset quality levels as total non-performing assets increased $11.7 million over 2006, with increases in the residential real estate construction and commercial business portfolios totaling $7.9 million and $2.3 million, respectively. As a percentage of total loans, non-performing assets to loans increased from 0.57% to 0.80%. The $7.9 million non-performing residential real estate construction loans are comprised of a $7.2 million loan to a Virginia land developer, which is substantially collateralized, and another land development loan for $756 thousand. The increase in non-performing commercial business loans is due mainly from two non-performing loans added during the year that were offset by a $3.5 million write-off of a non-performing loan that was outstanding as of December 31, 2006. Non-performing commercial business loans include $1.8 million of loans that have U.S. government guarantees.

Non-performing loans as a percentage of each portfolio’s outstanding balances were as follows:

	December 31,
	2007	2006	2005	2004	2003
Originated & acquired residential mortgage	2.53%	2.16%	1.62%	1.56%	2.75%
Home equity	0.16	0.04	0.05	0.03	0.02
Other consumer	—	0.09	0.02	0.01	—
Total consumer	0.53	0.46	0.44	0.57	1.12
Commercial mortgage	0.30	0.30	0.30	0.33	—
Residential real estate construction	1.26	—	—	—	0.08
Commercial real estate construction	—	—	—	0.38	—
Commercial business	1.36	1.42	2.39	1.75	0.80
Total commercial	0.90	0.55	0.94	0.88	0.30
Total loans	0.74	0.51	0.69	0.72	0.80

The Corporation has a fairly diversified portfolio, consisting of a commercial real estate loan portfolio composed of commercial mortgages, commercial construction and residential construction that are within geographically different markets of Baltimore, suburban Washington and Richmond. The diversified portfolio mitigates some of the exposure to the housing market. In addition, management’s conservative credit policies and the shift to relationship-based loan portfolios also mitigates credit risk in the Corporation’s loan portfolio. Overall, asset quality ratios of the Corporation at December 31, 2007 are not excessive, but no assurances can be given regarding the level of non-performing assets in the future.

Total 90-day delinquencies decreased by $1.4 million in 2007 to $3.8 million, and as a result, total 90-day delinquencies as a percentage of total loans outstanding were 0.09% in 2007 compared to 0.13% in 2006. The decline was mainly concentrated in the originated and acquired residential mortgage and other consumer portfolios.

Presented below is the interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2007	2006	2005	2004	2003
Contractual interest income due on loans in non-accrual status during the year	$1,749	$1,951	$1,665	$1,407	$1,190
Interest income actually received and recorded	38	30	41	91	124

Interest income lost on non-accrual loans	$1,711	$1,921	$1,624	$1,316	$1,066

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2007	2006	2005	2004	2003
Balance at beginning of year	$45,203	$45,639	$46,169	$35,539	$33,425
Provision for loan losses	23,365	3,973	5,023	7,534	11,122
Allowance of acquired bank	—	—	—	12,085	—
Transfer letters of credit allowance to other liabilities	—	—	—	—	(262)
Loans charged-off:
Originated and acquired residential mortgage	1,265	1,930	2,535	6,139	7,658
Home equity	892	140	—	123	167
Other consumer	4,296	3,366	2,565	2,857	3,435

Total consumer	6,453	5,436	5,100	9,119	11,260
Commercial real estate mortgage	—	—	107	207	—
Residential real estate construction	368	—	—	—	—
Commercial real estate construction	—	—	—	712	—
Commercial business	9,175	2,413	5,841	3,443	986

Total charge-offs	15,996	7,849	11,048	13,481	12,246

Recoveries:
Originated and acquired residential mortgage	551	1,132	1,603	2,121	1,952
Home equity	84	60	230	69	53
Other consumer	1,491	1,403	1,220	1,422	1,268

Total consumer	2,126	2,595	3,053	3,612	3,273
Residential real estate construction	—	—	32	—	—
Commercial real estate construction	—	—	67	—	—
Commercial business	571	845	2,343	880	227

Total recoveries	2,697	3,440	5,495	4,492	3,500

Net charge-offs	13,299	4,409	5,553	8,989	8,746

Balance at end of year	$55,269	$45,203	$45,639	$46,169	$35,539

Balances:
Loans - year-end	$4,215,326	$3,865,492	$3,695,381	$3,559,880	$2,784,546
Loans - average	3,963,124	3,753,905	3,605,459	3,285,928	2,596,302
Ratios:
Net charge-offs to average loans	0.34%	0.12%	0.15%	0.27%	0.34%
Allowance for loan losses to year-end loans	1.31	1.17	1.24	1.30	1.28
Allowance for loan losses to non-performing loans	176.87	229.15	177.78	179.56	159.25

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(dollars in thousands)	2007	%	2006	%	2005	%	2004	%	2003	%
Consumer	$5,903	10.7%	$5,751	12.7%	$5,347	11.8%	$7,817	16.9%	$8,881	25.0%
Commercial real estate mortgage	5,719	10.4	6,255	13.8	7,209	15.8	7,891	17.1	7,033	19.8
Residential real estate construction	14,382	26.0	10,386	23.0	5,905	12.9	4,438	9.6	3,568	10.0
Commercial real estate construction	6,864	12.4	6,050	13.4	5,215	11.4	5,347	11.6	4,618	13.0
Commercial business	17,016	30.8	15,664	34.7	15,466	33.9	14,591	31.6	6,139	17.3
Unallocated	5,385	9.7	1,097	2.4	6,497	14.2	6,085	13.2	5,300	14.9

Total allowance for loan losses	$55,269	100.0%	$45,203	100.0%	$45,639	100.0%	$46,169	100.0%	$35,539	100.0%

As a result of the weakening regional residential housing market, higher delinquencies and non-performing assets, along with the potential for higher levels of non-performing assets, management determined that an increase in its allowance for loan losses was necessary in 2007. Accordingly, the provision for loan losses was increased $19.4 million in 2007.

Net charge-offs for 2007 were $13.3 million compared to $4.4 million in 2006. For 2007, the provision for loan losses exceeded net charge-offs by $10.1 million. The allowance as a percentage of loans outstanding increased from 1.17% at December 31, 2006 to 1.31% at December 31, 2007, while the allowance coverage decreased to 177% of non-performing loans at December 31, 2007, compared to 229% at December 31, 2006. Portfolio-wide net charge-offs showed a year over year increase and were 0.34% of average loans in 2007, up from 0.12% in 2006. This increase is mainly due to the $7.0 million increase in net charge-offs in the commercial business portfolio. During 2007, the commercial business portfolio experienced two significant charge-offs, a $4.1 million fraudulent loan and a $3.5 million long standing non-performing loan.

During 2007, the allowance for loan loss increased $10.1 million to $55.3 million. The unallocated portion of the allowance for loan losses at December 31, 2007 increased $4.3 million, while the portion allocated to the residential real estate construction portfolio increased by $4.0 million. The increase in the unallocated portion reflects the increased uncertainty in the local housing market and more specifically within the Corporation’s loan portfolio. The increase in the allocation to the residential real estate construction was due to the downgrading of risk ratings for certain loans and qualitative adjustments in this portfolio.

Management believes that the allowance at December 31, 2007 represents its best estimate of probable losses inherent in the portfolio and that it uses relevant information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

(dollars in thousands)	Year ended December 31,
	2007	2006	$ Variance	% Variance
Deposits:
Noninterest-bearing	$709,339	$773,369	$(64,030)	(8.3)%
Interest-bearing demand	497,680	550,528	(52,848)	(9.6)
Money market	595,859	590,723	5,136	0.9
Savings	569,491	657,722	(88,231)	(13.4)
Direct time deposits	1,184,649	973,396	211,253	21.7
Brokered time deposits	566,685	499,523	67,162	13.4

Total average deposits	4,123,703	4,045,261	78,442	1.9

Borrowings:
Fed funds	394,623	412,316	(17,693)	(4.3)
FHLB borrowings	637,152	772,759	(135,607)	(17.5)
Repos and other	305,814	312,878	(7,064)	(2.3)
Trust preferred securities	136,780	136,871	(91)	(0.1)

Total average borrowings	1,474,369	1,634,824	(160,455)	(9.8)

Total average deposits and borrowings	$5,598,072	$5,680,085	$(82,013)	(1.4)

Deposits by source:
Consumer	$2,775,511	$2,697,565	$77,946	2.9
Commercial	781,507	848,173	(66,666)	(7.9)
Brokered	566,685	499,523	67,162	13.4

Total deposits	$4,123,703	$4,045,261	$78,442	1.9

Average total deposits increased to $4.1 billion in 2007, an increase of $78.4 million, or 1.9%, over 2006. The deposit growth came from an increase in consumer and brokered deposits of $77.9 million and $67.2 million, respectively, which were partially offset by the decline in commercial deposits of $66.7 million. Increased competition for deposits and the current rate environment were the main reasons for the moderate growth in average customer deposits. In addition, the $43.3 million deposit sale in September 2007 negatively impacted average total deposits by $15.0 million in 2007.

In 2007, consumer certificates of deposit and money market deposits increased $183.8 million and $31.4 million, respectively and were partially offset by a $137.3 million decline in low-cost sources of consumer deposits. Commercial certificates of deposit also increased in 2007, growing $27.5 million, or 20.9%, while all other sources of commercial deposits declined by $94.1 million. The decline in total commercial deposits resulted from a significant drop in real estate title company activity and commercial customers shifting more of their available deposits to alternative investments. During 2007, consumer and commercial customers continued to shift their deposits away from low yielding checking and savings accounts to higher yielding certificates of deposit accounts or moving their deposits to alternative markets. The change in deposit mix is driven by the current rate environment and the level of competition for deposits.

In 2007, average borrowings declined by $160.5 million, or 9.8%, from 2006. The decline was mainly in the FHLB borrowing portfolio and was partly financed by the increase in brokered certificates of deposit. Throughout much of 2007, brokered certificates of deposit were priced at rates at or below the LIBOR rate curve, while variable rate long-term borrowings were priced essentially flat to the LIBOR rate curve.

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

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At December 31, 2007, over $300 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Corporation’s $1.8 billion consumer and residential loan portfolios is saleable under normal conditions.

As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At December 31, 2007, $944.7 million of secured borrowings were employed, with sufficient collateral available to raise an additional $726.5 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility and securities sold under repurchase agreements. Additionally, over $300.0 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At December 31, 2007, $549.0 million fed funds were employed, with sufficient funding lines in place to purchase an additional $725.0 million. At December 31, 2007, the Corporation had $741.4 million of brokered certificates of deposit outstanding.

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

The following table summarizes significant contractual obligations and commitments at December 31, 2007 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 6)	$13,593	$22,266	$15,957	$21,492	$73,308
Certificates of deposit (Note 9)	1,308,838	358,212	102,841	66,172	1,836,063
Long-term debt (Note 11)	140,000	405,000	90,000	136,683	771,683

Total contractual payment obligations	$1,462,431	$785,478	$208,798	$224,347	$2,681,054

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2007 were as follows:

(in thousands)	2007
Commercial business and real estate	$892,512
Consumer revolving credit	831,014
Residential mortgage credit	11,131
Performance standby letters of credit	124,261
Commercial letters of credit	2,811

Total loan commitments	$1,861,729

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At December 31, 2007, the Corporation did not have any firm commitments to purchase loans.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on January 1, 2007 for the December 31, 2006 data and on January 1, 2008 for the December 31, 2007 data and evenly ramp-up or down over a six-month period. The effect on net interest income would be for the next twelve months.

	Projected Percentage Change in Net Interest Income at December 31
Interest Rate Scenario	2007	2006
-200 basis points	-4.80%	-3.20%
-100 basis points	-2.60%	-2.30%
No change	—	—
+100 basis points	-0.50%	+0.30%
+200 basis points	-0.70%	+1.00%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 5.0%. At January 30, 2008, U.S. Treasury securities yields have fallen to their lowest levels since 2004, with 10 year notes at 3.67%. It is management’s view that the probability of a 200 basis point decline in long-term interest rates from this level is quite remote. The above results do not include the affects of potential management decisions to offset the risk to falling rates, such as calling fixed rate borrowings. For example, the Corporation currently has $90 million of fixed rate FHLB borrowings, and $264 million of brokered CDs’ that are callable at management’s discretion, and could be re-issued at lower rates in the falling-rate scenarios.

Management employs the investment, borrowing, and derivatives portfolios in implementing the Corporation’s interest rate strategy. Mitigating yield curve inversion risk has been a significant element of interest rate risk management. To protect the Corporation from rising short-term interest rates, over $450 million of the investment portfolio reprices semiannually or more frequently. In the borrowings portfolio, $235.0 million of funds reset their rates with long-term interest rates, such as the 10-year constant maturity swap rate, to protect the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline. Additionally, at December 31, 2007, $312.5 million of interest rate swaps were in force to reduce interest rate risk, and $25.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the marketplace. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and charge-offs. At December 31, 2007, the 90-day delinquency level was $3.8 million, or 0.10% of total loans, down by $1.4 million, or 26.2% from December 31, 2006. Non-performing assets were $33.9 million, or 0.80% of loans compared to 0.57% as of December 31, 2006. Net charge-offs as a percentage of average loans for the year ending December 31, 2007 were 0.34% compared to 0.12% for the year ending December 31, 2006. Further discussion relating to asset quality is presented in “Financial Condition—Asset Quality” on page 24 and on page 8 in “Investment Portfolio Credit Quality.”

Other Lending Risks

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2.5% and 4.0%. The portfolio duration is currently 3.7% and is likely to decline in 2008 if interest rates continue to fall causing MBS prepayments to accelerate.

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

Capital Resources

Total stockholders’ equity was $555.8 million at December 31, 2007, a decrease of $77.9 million from December 31, 2006. The change in stockholders’ equity for the year was attributable to $32.1 million in earnings that was more than offset by dividends declared or paid of $40.3 million and an increase in net accumulated other comprehensive loss of $46.1 million, primarily due to the impact on the decline in fair value of the debt securities portfolio from the current illiquid market. Capital was increased by $5.7 million associated with the exercise of vested stock options and share-based payments and was reduced by $29.3 million from the repurchase of 995,938 shares of the Corporation’s common stock at an average price of $29.42. At December 31, 2007, the Corporation is authorized to repurchase an additional 750,174 shares under its stock repurchase program.

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

(dollars in thousands)	December 31, 2007	December 31, 2006
Total equity capital per consolidated financial statements	$555,771	$633,631
Qualifying trust preferred securities	121,295	129,000
Accumulated other comprehensive loss	68,177	22,107

Adjusted capital	745,243	784,738
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(260,186)	(263,665)

Total tier 1 capital	485,057	521,073

Adjustments for tier 2 capital:
Allowance for loan losses	55,269	45,203
Qualifying trust preferred securities includable in tier 2 capital	7,705	—
Allowance for letter of credit losses	635	534

Total tier 2 capital adjustments	63,609	45,737

Total regulatory capital	$548,666	$566,810

Risk-weighted assets	$5,057,463	$4,781,982	Minimum Regulatory Requirements	To be “Well Capitalized”
Quarterly regulatory average assets	6,145,549	6,108,492
Ratios:
Tier 1 leverage	7.89%	8.53%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.59	10.90	4.00	6.00
Total regulatory capital to risk-weighted assets	10.85	11.85	8.00	10.00

As of December 31, 2007, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2007	2006	$ Variance	% Variance
Interest income	$375,415	$366,234	$9,181	2.5%
Interest expense	184,183	161,823	22,360	13.8

Net interest income	191,232	204,411	(13,179)	(6.4)
Provision for loan losses	23,365	3,973	19,392	—

Net interest income after provision for loan losses	167,867	200,438	(32,571)	(16.2)
Non-interest income, excluding gains (losses)	120,054	119,318	736	0.6
Impairment on investment securities	(47,488)	—	(47,488)	—
Net gains (losses)	6,930	(6,426)	13,356	(207.8)
Net derivative activities	423	370	53	14.3

Total non-interest income	79,919	113,262	(33,343)	(29.4)
Non-interest expense, excluding restructuring activities	209,552	214,579	(5,027)	(2.3)
Restructuring activities	1,537	—	1,537	—

Total non-interest expense	211,089	214,579	(3,490)	(1.6)

Income before income taxes	36,697	99,121	(62,424)	(63.0)
Income tax expense	4,567	29,118	(24,551)	(84.3)

Net income	$32,130	$70,003	$(37,873)	(54.1)

Financial Highlights

The Corporation reported net income of $32.1 million, or $1.00 per diluted share, for the year ended December 31, 2007 compared to $70.0 million, or $2.12 per diluted share, for the year ended December 31, 2006. For the year, return on assets decreased from 1.09% to 0.51% while return on common equity decreased from 10.7% to 5.0%. The financial results for 2007 were substantially impacted by the abrupt decline in residential finance and construction along with the increased competition for deposits. This and other activities presented below reflect a decline in net interest income of $13.2 million, an increase in provision for loan losses of $19.4 million and a decline in non-interest income by $33.3 offset by a decline in non-interest expense of $3.5 million and income tax expense of $24.6 million, resulting in a $37.9 million decrease in net income. During 2007, the net interest margin decreased to 3.47% from 3.64%; average total loans increased $209.2 million or 5.6%; average customer deposits increased slightly by $11.3 million or 0.3% while asset quality declined slightly as non-performing assets increased to 0.80% of loans and charge-offs to average loans were 0.34% for the year. Earnings for 2007 and 2006 include the following significant transactions and are included in the subsequent discussions regarding the results of operations:

•

Investment securities write-down: In December 2007, the Corporation recorded a $47.5 million pre-tax write-down relating to its $105.0 million REIT trust preferred securities portfolio as a result of a recent decline in dealer price quotes and a severe downgrade from the rating agencies. The write-down was also based on the Corporation’s analysis of the individual securities’ credit risk surrounding the residential mortgage and homebuilding industries and the resulting risk with respect to collection of future interest or principal payments on these securities. Please refer to Note 25 to the Consolidated Financial Statements for further update on the Corporation’s REIT pooled trust preferred portfolio.

•

Incremental loan loss provision: As a result of the weakening regional residential housing market, higher delinquencies and non-performing assets along with the potential for a higher level of non-performing assets, management determined that an additional $6.0 million pre-tax provision for loan losses was prudent in the fourth quarter 2007 in view of the market conditions and the potential implications with respect to the loan portfolio.

•

State income tax: In November 2007, the Maryland State Legislature enacted an increase in the corporate state tax rate from 7.00% to 8.25%. As a result, the Corporation adjusted the value of its deferred tax asset for the utilization of the net operating loss carryforwards in future periods and for the change in the corporate state tax rate, resulting in a decline in income tax expense of $1.3 million.

•

Corporate-wide efficiency program: During 2007, the Corporation implemented a corporate-wide efficiency and infrastructure initiative that was focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model. The Corporation incurred $3.7 million expense relating to this initiative for consulting costs and restructuring costs. The actions taken by this program contributed approximately $12.5 million in expense savings and revenue enhancements in 2007.

•

Gain on sale of branches and deposits: During 2007, the Corporation closed seven branches and sold one branch facility. The sale of the branch facility resulted in a $767 thousand pretax gain. During the third quarter of 2007, the Corporation sold the deposits and facilities of six branches to Union Bankshares Corporation for a pretax gain totaling $4.9 million.

•	Securities and debt reduction: In the fourth quarter 2006, the Corporation completed a security sale and debt restructuring transaction that incurred a $8.1 million pretax loss.

The financial results in 2007 reflect the impact of the significant activity discussed above but it also includes the successful efforts from all lines of business to produce strong growth in relationship-based loans, maintain customer deposits in a competitive deposit market and increase core fee income. The Corporation continues to be committed to produce positive core results through the execution of the key business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

(dollars in thousands) (tax-equivalent basis)	2007			2006			2005
	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate

Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$307,977	$19,087	6.20%	$389,836	$24,276	6.23%	$565,693	$33,081	5.85%
Home equity	1,034,312	70,201	6.79	959,731	64,943	6.77	802,723	45,214	5.63
Marine	362,884	19,860	5.47	392,216	20,830	5.31	425,571	22,187	5.21
Other consumer	27,956	2,123	7.59	30,148	2,318	7.69	35,648	2,984	8.37
Commercial mortgage	444,376	31,648	7.12	455,962	31,772	6.97	479,726	30,016	6.26
Residential construction	601,945	51,207	8.51	516,192	44,157	8.55	330,766	22,954	6.94
Commercial construction	392,553	30,622	7.80	312,770	24,204	7.74	298,780	18,693	6.26
Commercial business	791,121	58,892	7.44	697,050	50,981	7.31	666,552	43,341	6.50

Total loans	3,963,124	283,640	7.16	3,753,905	263,481	7.02	3,605,459	218,470	6.06

Loans held for sale	10,992	717	6.52	9,700	653	6.73	7,368	441	5.99
Short-term investments	2,791	220	7.88	8,617	418	4.85	7,529	219	2.91
Taxable investment securities	1,486,277	85,666	5.76	1,807,687	98,468	5.45	2,026,440	95,230	4.70
Tax-advantaged investment securities (2) (4)	137,294	8,181	5.96	88,773	5,369	6.05	17,977	1,207	6.71

Total investment securities	1,623,571	93,847	5.78	1,896,460	103,837	5.48	2,044,417	96,437	4.72

Total interest-earning assets	5,600,478	378,424	6.76	5,668,682	368,389	6.50	5,664,773	315,567	5.57

Less: allowance for loan losses	46,951			44,880			46,001
Cash and due from banks	113,122			122,406			139,643
Other assets	617,503			628,974			622,983

Total assets	$6,284,152			$6,375,182			$6,381,398

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$497,680	2,867	0.58	$550,528	2,760	0.50	$574,631	2,118	0.37
Money market deposits	595,859	20,540	3.45	590,723	16,583	2.81	582,547	10,782	1.85
Savings deposits	569,491	2,206	0.39	657,722	2,598	0.39	737,251	2,135	0.29
Direct time deposits	1,184,649	54,239	4.58	973,396	37,186	3.82	815,082	21,265	2.61
Brokered time deposits	566,685	29,096	5.13	499,523	23,780	4.76	384,701	17,298	4.50
Short-term borrowings	701,177	31,630	4.51	783,988	35,551	4.53	765,239	21,326	2.79
Long-term debt	773,192	43,605	5.64	850,836	43,365	5.10	1,049,267	40,948	3.90

Total interest-bearing liabilities	4,888,733	184,183	3.77	4,906,716	161,823	3.30	4,908,718	115,872	2.36

Noninterest-bearing demand deposits	709,339			773,369			808,137
Other liabilities	42,082			41,273			35,189
Stockholders’ equity	643,998			653,824			629,354

Total liabilities and stockholders’ equity	$6,284,152			$6,375,182			$6,381,398

Net interest-earning assets	$711,745			$761,966			$756,055

Net interest income (tax-equivalent)		194,241			206,566			199,695
Less: tax-equivalent adjustment		3,009			2,155			765

Net interest income		$191,232			$204,411			$198,930

Net yield on interest-earning assets (4)			3.47%			3.64%			3.53%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

(dollars in thousands) (tax-equivalent basis)	2007/2006 Increase/(Decrease)				2006/2005 Increase/(Decrease)				2007/2006 Income/Expense Variance Due to Change In		2006/2005 Income/Expense Variance Due to Change In
	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$(81,859)	(21.0)%	$(5,189)	(21.4)%	$(175,857)	(31.1)%	$(8,805)	(26.6)%	$(115)	$(5,074)	$2,031	$(10,836)
Home equity	74,581	7.8	5,258	8.1	157,008	19.6	19,729	43.6	197	5,061	10,008	9,721
Marine	(29,332)	(7.5)	(970)	(4.7)	(33,355)	(7.8)	(1,357)	(6.1)	621	(1,591)	408	(1,765)
Other consumer	(2,192)	(7.3)	(195)	(8.4)	(5,500)	(15.4)	(666)	(22.3)	(29)	(166)	(230)	(436)
Commercial mortgage	(11,586)	(2.5)	(124)	(0.4)	(23,764)	(5.0)	1,756	5.9	693	(817)	3,294	(1,538)
Residential construction	85,753	16.6	7,050	16.0	185,426	56.1	21,203	92.4	(246)	7,296	6,219	14,984
Commercial construction	79,783	25.5	6,418	26.5	13,990	4.7	5,511	29.5	196	6,222	4,602	909
Commercial business	94,071	13.5	7,911	15.5	30,498	4.6	7,640	17.6	922	6,989	5,590	2,050

Total loans	209,219	5.6	20,159	7.7	148,446	4.1	45,011	20.6

Loans held for sale	1,292	13.3	64	9.8	2,332	31.7	212	48.1	(21)	85	60	152
Short-term investments	(5,826)	(67.6)	(198)	(47.4)	1,088	14.5	199	90.9	177	(375)	163	36
Taxable investment securities	(321,410)	(17.8)	(12,802)	(13.0)	(218,753)	(10.8)	3,238	3.4	5,472	(18,274)	14,179	(10,941)
Tax-advantaged investment securities (2) (4)	48,521	54.7	2,812	52.4	70,796	393.8	4,162	344.8	(80)	2,892	(132)	4,294

Total investment securities	(272,889)	(14.4)	(9,990)	(9.6)	(147,957)	(7.2)	7,400	7.7

Total interest-earning assets	(68,204)	(1.2)	10,035	2.7	3,909	0.1	52,822	16.7	14,508	(4,473)	52,604	218

Less: allowance for loan losses	2,071	4.6			(1,121)	(2.4)
Cash and due from banks	(9,284)	(7.6)			(17,237)	(12.3)
Other assets	(11,471)	(1.8)			5,991	1.0

Total assets	$(91,030)	(1.4)			$(6,216)	(0.1)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$(52,848)	(9.6)	107	3.9	$(24,103)	(4.2)	642	30.3	387	(280)	734	(92)
Money market deposits	5,136	0.9	3,957	23.9	8,176	1.4	5,801	53.8	3,812	145	5,648	153
Savings deposits	(88,231)	(13.4)	(392)	(15.1)	(79,529)	(10.8)	463	21.7	(49)	(343)	712	(249)
Direct time deposits	211,253	21.7	17,053	45.9	158,314	19.4	15,921	74.9	8,146	8,907	11,225	4,696
Brokered time deposits	67,162	13.4	5,316	22.4	114,822	29.8	6,482	37.5	1,961	3,355	1,066	5,416
Short-term borrowings	(82,811)	(10.6)	(3,921)	(11.0)	18,749	2.5	14,225	66.7	(184)	(3,737)	13,690	535
Long-term debt	(77,644)	(9.1)	240	0.6	(198,431)	(18.9)	2,417	5.9	4,392	(4,152)	11,066	(8,649)

Total interest-bearing liabilities	(17,983)	(0.4)	22,360	13.8	(2,002)	0.0	45,951	39.7	22,955	(595)	45,998	(47)

Noninterest-bearing demand deposits	(64,030)	(8.3)			(34,768)	(4.3)
Other liabilities	809	2.0			6,084	17.3
Stockholders’ equity	(9,826)	(1.5)			24,470	3.9

Total liabilities and stockholders’ equity	$(91,030)	(1.4)			$(6,216)	(0.1)

Net interest-earning assets	$(50,221)	(6.6)			$5,911	0.8

Net interest income (tax-equivalent)			(12,325)	(6.0)			6,871	3.4	$(8,447)	$(3,878)	$6,606	$265
Less: tax-equivalent adjustment			854	39.6			1,390	181.7

Net interest income			$(13,179)	(6.4)			$5,481	2.8

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

The net interest margin, on a tax-equivalent basis, decreased 17 basis points to 3.47% from 3.64% in 2006. The decline was primarily caused by the shift in deposit mix as customers continued to move balances away from lower yielding checking and savings accounts to higher yielding certificates of deposit and the impact from competition on rates paid on deposits. The deposit mix change and the rates paid on deposits are primarily due to the current yield curve environment and the intense competition for deposits. Over the past 12 to 15 months the Corporation’s customers have been taking advantage of the higher deposit rates associated with certificates of deposit. The favorable yield impact of replacing lower yielding net interest-earning wholesale assets with higher yielding assets has been offset by the negative impact from the change in deposit mix. The securities and debt restructuring transaction that occurred in the fourth quarter of 2006 has mitigated some of the impact on the net interest margin caused by the change in deposit mix.

Year over year average earning assets declined slightly to $5.6 billion as a result of strong internally generated loan growth being more than funded by the planned reductions in wholesale assets. The net loan growth of $291.1 million in relationship-based loans was offset by planned reductions of $81.9 million in originated and acquired loans and a $272.9 million reduction in investment securities. The yields on investments and loans grew 30 and 14 basis points, respectively. The yield increase in the loan and investment portfolios resulted from the increase in year over year market interest rates and the composition of these portfolios. Interest-bearing liabilities declined by $18.0 million while the average rate paid increased by 47 basis points. The increase in the average rate paid was primarily due to the shift in deposit mix in addition to the rise in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and long-term debt. Interest expense was also negatively impacted by a $64.0 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits.

The 6.76% yield on earning assets increased 26 basis points from 2006 as a result of rising interest rates and the change in asset mix, but was more than offset by the increased cost on total interest-bearing liabilities of 47 basis points to 3.77%. Net interest income on a tax-equivalent basis was $194.2 million in 2007 compared to $206.6 million in 2006. Total interest income increased by $10.0 million and total interest expense increased by $22.4 million resulting in a decline in net interest income of $12.3 million. Growth in the key loan portfolios of home equity, commercial real estate and business banking and the impact of rising rates were the primary drivers of the $10.0 million increase in total interest income. The impact from rising rates and the change in deposit mix towards higher yielding certificates of deposit from lower yielding checking and savings accounts were the primary causes of the increase in interest expense of $22.4 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses was $23.4 million for the year ending December 31, 2007 compared to $4.0 million for the year ending December 31, 2006. The $19.4 million growth in the provision for loan loss in 2007 was the result of the weakening local residential housing sector, increased net charge-offs and non-performing assets along with overall loan growth. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In 2007, net charge-offs were $13.3 million, or 0.34% of average loans, compared to $4.4 million, or 0.12% of average loans, in 2006. The increase reflects a $4.1 million charge-off of a fraudulent commercial business loan and a $3.5 million charge-off of a long-term non-performing commercial business loan. In addition, net charge-offs in the consumer loans portfolio increased $1.5 million over 2006. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.25% in 2007, compared to 0.16% in 2006. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.40%, an increase from 0.08% in 2006. The increase in charge-offs in both the consumer and commercial portfolios is a reflection of the weakening regional housing market and the impact of the two significant charge-offs in the commercial business portfolio.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended December 31.

Non-Interest Income Summary:

(dollars in thousands)	2007	2006	Fav / (Unfav)%
Service charges on deposit accounts	$94,734	$93,624	$1,110	1.2%
Commissions and fees	6,583	6,132	451	7.4
Other non-interest income:
Other loan fees	4,053	4,066	(13)	(0.3)
Cash surrender value income	5,985	7,145	(1,160)	(16.2)
Mortgage banking fees and services	132	363	(231)	(63.6)
Other	8,567	7,988	579	7.2

Non-interest income before net gains (losses), net derivative activities and impairment on investment securities	120,054	119,318	736	0.6
Net gains (losses):
Sale of securities	2,497	(5,924)	8,421	(142.2)
Extinguishment of debt and early redemption of brokered CDs	(358)	(1,132)	774	(68.4)
Sale of deposits and branch facilities	5,637	—	5,637	—
Asset sales	(846)	630	(1,476)	—

Net gains (losses)	6,930	(6,426)	13,356	(207.8)
Impairment on investment securities	(47,488)	—	(47,488)	—
Net derivative activities	423	370	53	14.3

Total non-interest income	$79,919	$113,262	$(33,343)	(29.4)

Total non-interest income declined $33.3 million, or 29.4%, to $79.9 million in 2007. The current year includes a $47.5 million write-down of the Corporation’s $105.0 million REIT trust preferred portfolio along with a $5.6 million gain from the sale of deposits and seven branch facilities. Included in net gains (losses) for the prior year is a $8.1 million loss from the security sale and debt restructuring transaction that occurred in the fourth quarter of 2006. Core non-interest income, which excludes the net gains (losses), impairment on investment securities and net derivative activities described below, increased $736 thousand to $120.1 million in 2007.

The improvement in core non-interest income was driven by higher deposit fee income, which increased $1.1 million, or 1.2%, to $94.7 million in 2007. The increase in deposit fee income reflects changes made in the Corporation’s product suite that resulted in increases in consumer deposit fees of $706 thousand and commercial deposit fees of $668 thousand for 2007. The 2007 sale of deposits had a negative impact on deposit fee income of $264 thousand. Commissions and fees improved 7.4%, or $451 thousand, to $6.6 million in 2007 primarily due to increased sales by Provident Investment Company, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Cash surrender value income declined by $1.2 million in 2007, driven by a bank owned life insurance death benefit of $1.3 million in 2006. Mortgage banking fees and services declined primarily due to lower overall mortgage activity. Other non-interest income increased $579 thousand to $8.6 million, due to increased income associated with operating lease income and commercial transaction fees.

The Corporation recorded $6.9 million in net gains in 2007, compared to net losses of $6.4 million in 2006. The net gains in 2007 were composed primarily of $2.5 million in net gains on sales of securities, $5.6 million gain from the sale of deposits and the facilities of seven branches and $846 thousand in net losses from the disposition of loans, foreclosed property and fixed assets. In 2007, the Corporation extinguished debt and had early redemption of brokered CD’s that generated a net loss of $358 thousand. In 2006, net securities losses included a $182.9 million fixed rate MBS sale in the fourth quarter of 2006 at a loss of $6.9 million to improve future profitability and reduce the Corporation’s wholesale assets. This loss was partially offset by net securities gains of $1.0 million that occurred throughout 2006. In 2006, the Corporation extinguished debt that generated a net loss of $1.1 million and partially offset by gains of $630 thousand realized from the disposition of loans, foreclosed properties and fixed assets.

In 2007 and 2006, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net derivative activities associated with these derivatives were a net gain of $423 thousand for the year ending December 31, 2007, compared to a net gain of $370 thousand gain in 2006.

During the fourth quarter of 2007, the Corporation recorded a $47.5 million impairment of its $105.0 million REIT trust preferred securities portfolio. The impairment was based on declines in recent dealer quotes, severe downgrades from the rating agencies and based on the Corporation’s analysis of the individual securities’ credit risk surrounding the residential mortgage and homebuilding industries which created increased risk with respect to collection of future interest or principal payments.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense for the years ended December 31.

Non-Interest Expense Summary:

(dollars in thousands)	2007	2006	Fav / (Unfav)%
Salaries and employee benefits	$107,667	$111,873	$4,206	3.8%
Occupancy expense, net	23,609	23,217	(392)	(1.7)
Furniture and equipment	15,487	15,604	117	0.7
External processing fees	20,460	20,531	71	0.3
Advertising and promotion	11,467	11,495	28	0.2
Communication and postage	7,020	6,988	(32)	(0.5)
Printing and supplies	2,639	2,874	235	8.2
Regulatory fees	992	1,015	23	2.3
Professional services	7,655	5,293	(2,362)	(44.6)
Restructuring activities	1,537	—	(1,537)	—
Other non-interest expense	12,556	15,689	3,133	20.0

Total non-interest expense	$211,089	$214,579	$3,490	1.6

Total non-interest expense declined $3.5 million, or 1.6%, to $211.1 million in 2007. The significant declines in non-interest expense in 2007 include declines of $4.2 million in salaries and employee benefits and $3.1 million in other non-interest expense. These declines were partially offset by increases in professional services totaling $2.4 million and $1.5 million in restructuring activities costs.

The $4.2 million decrease in salaries and benefits was driven primarily by lower average staffing levels of approximately 170 positions over the past 12 months as a result of actions taken by the corporate efficiency program. Base salary expense declined $3.3 million due to the lower number of full time equivalent employees concentrated in the consumer banking and organizational support groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by a $1.6 million decline in health care costs and $399 thousand in payroll taxes. These declines in expenses were partially offset by increases in stock-based payments totaling $829 thousand due to stock options and restricted shares granted during the year. In addition, pension expense increased $858 thousand and the Corporation’s 401K match increased by $211 thousand in 2007.

Occupancy expense increased $392 thousand over 2006 due to higher building and service repairs, rent escalation costs on existing leases and the termination of a sublease agreement.

Furniture and equipment expense decreased $117 thousand due to lower personal property taxes and leased equipment depreciation while printing and supplies expense increased by $235 thousand over 2006.

Professional services increased $2.4 million over 2006 primarily as result of $2.2 million in consulting costs associated with the corporate-wide efficiency program and $1.3 million in legal costs, mainly from additional legal costs incurred relating to indemnification obligations assumed in connection with the acquisition of Southern Financial Bancorp in April 2004. These increases were offset by a $1.0 million decline in corporate governance compliance efforts, including Sarbanes-Oxley and other regulatory requirements.

Restructuring activities costs were $1.5 million in 2007, consisted of branch closure costs and severance costs associated with staff reductions that were incurred through actions taken by the corporate-wide efficiency program.

Other non-interest expense decreased by $3.1 million from 2006 mainly as a result of a reduction in training, employee related and travel expenses totaling $1.1 million. In addition, 2006 included a litigation settlement of $1.3 million and an early termination agreement with a vendor for $792 thousand.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $3.7 million at December 31, 2007 versus $2.7 million at December 31, 2006. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In 2007, the Corporation recorded income tax expense of $4.6 million on pre-tax income of $36.7 million, an effective tax rate of 12.4%. In 2006, the Corporation recorded income tax expense of $29.1 million on pre-tax income of $99.1 million, an effective tax rate of 29.4%. The decline in the effective tax rate for 2007 was mainly due to the impacts on the effective tax rate from lower pre-tax income combined with increased tax-advantaged income, increased tax credits relating to affordable housing programs and the change in the corporate state income tax rate. The decline in the effective tax rate was offset partially by an increase in the valuation allowance recorded in 2007. For further detail relating to the components of the effective tax rate, refer to Note 17 of the Consolidated Financial Statements.

Consolidated Quarterly Summary Results of Operations for 2007 and 2006 (Unaudited):

	2007				2006
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$94,385	$94,874	$92,960	$93,196	$94,860	$94,812	$90,578	$85,984
Interest expense	48,473	47,037	44,412	44,261	45,484	43,598	38,088	34,653

Net interest income	45,912	47,837	48,548	48,935	49,376	51,214	52,490	51,331
Provision for loan losses	10,027	7,494	4,792	1,052	1,877	954	824	318

Net interest income after provision for loan losses	35,885	40,343	43,756	47,883	47,499	50,260	51,666	51,013
Non-interest income (loss)	(16,338)	35,303	31,085	29,869	22,318	31,500	31,302	28,142
Non-interest expense	51,008	52,685	52,628	54,768	55,379	52,614	53,795	52,791

Income (loss) before income taxes	(31,461)	22,961	22,213	22,984	14,438	29,146	29,173	26,364
Income tax expense (benefit)	(15,987)	6,993	6,691	6,870	3,155	8,707	9,150	8,106

Net income (loss)	$(15,474)	$15,968	$15,522	$16,114	$11,283	$20,439	$20,023	$18,258

Per share amounts:
Net income (loss)—basic	$(0.49)	$0.50	$0.48	$0.50	$0.35	$0.63	$0.61	$0.55
Net income (loss)—diluted	(0.49)	0.50	0.48	0.50	0.34	0.62	0.60	0.55

RESULTS OF OPERATIONS

For the Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Comparative Summary Statements of Income:

	Year ended December 31,		$ Variance	% Variance
(dollars in thousands)	2006	2005
Interest income	$366,234	$314,802	$51,432	16.3%
Interest expense	161,823	115,872	45,951	39.7

Net interest income	204,411	198,930	5,481	2.8
Provision for loan losses	3,973	5,023	(1,050)	(20.9)

Net interest income after provision for loan losses	200,438	193,907	6,531	3.4
Non-interest income	119,318	111,852	7,466	6.7
Net gains (losses)	(6,426)	1,292	(7,718)	—
Net derivative activities	370	(855)	1,225	(143.3)

Total non-interest income	113,262	112,289	973	0.9
Non-interest expense	214,579	200,737	13,842	6.9

Income before income taxes	99,121	105,459	(6,338)	(6.0)
Income tax expense	29,118	32,509	(3,391)	(10.4)

Net income	$70,003	$72,950	$(2,947)	(4.0)

Financial Highlights

The Corporation reported earnings of $70.0 million or $2.12 per diluted share for the year ended December 31, 2006 compared to $73.0 million and $2.17 per diluted share for the year ended December 31, 2005. Earnings for 2006 included a $5.0 million or $0.15 per diluted share charge to earnings associated with a securities and debt reduction transaction that occurred in the fourth quarter of 2006. Increases of $6.3 million in the net interest margin after provision for loan losses, a $1.2 million increase in non-interest income along with a $3.4 million decrease in income tax expense were offset by a $13.8 million increase in non-interest expense, resulting in a $3.0 million decrease in net income. For the year, return on assets decreased from 1.14% to 1.09% while return on common equity decreased from 11.6% to 10.7%. The decline in these key business measurements were mainly a result of the securities and debt reduction transaction discussed above. During 2006, the net interest margin increased to 3.64% from 3.52%; average loans increased $148.4 million or 4.1%; average customer deposits increased $28.1 million or 0.8% while asset quality remained strong as non-performing assets to loans were 0.57% and charge-offs to average loans were 0.12% for the year. The financial results in 2006 reflected the consistent execution by all lines of business, which produced growth in relationship-based loans, deposits and fee income.

Net Interest Income

The net interest margin, on a tax-equivalent basis, increased 12 basis points to 3.64% from 3.52% in 2005 and were driven by the continued balance sheet transitioning away from wholesale assets to growth in core lending activities. In 2006, management’s strategy of replacing lower net interest-earning assets with higher net interest-earning assets continued to be successful. The Corporation experienced solid loan growth in its home equity and construction loan portfolios from the same period a year ago. Growth in these loan portfolios were offset by the planned declines in wholesale assets (acquired residential portfolios and investment securities). Overall, year over year average earning assets grew slightly to $5.7 billion as a result of strong internally generated loan growth being offset by the planned reductions in wholesale assets. The net loan growth of $324.3 million in relationship-based loans were offset by planned reductions of $175.9 million in originated and acquired loans and a $148.0 million reduction in investment securities. The yields on investments and loans grew 76 and 96 basis points, respectively. The yield increase in the loan and investment portfolios resulted from the increase in market interest rates and the Corporation’s balance sheet restructuring program, which placed greater emphasis on variable rate securities. Interest-bearing liabilities remained flat for the year while the average rate paid increased 94 basis points. The increase in the average rate paid were mainly due to rising interest rates that impacted all sources of deposits, short-term borrowings and long-term debt. Interest expense was also negatively impacted by a $34.8 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing demand deposits as a result of the rising rate environment.

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

Provision for Loan Losses

The Corporation continued to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans, resulting in a provision for loan losses of $4.0 million in 2006 compared to $5.0 million in 2005. Net charge-offs were $4.4 million, or 0.12% of average loans in 2006, compared to $5.6 million, or 0.15% of average loans, in 2005. The decline was mainly driven by the $1.9 million decrease in net charge-offs in the commercial business portfolio. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.09% in 2006 compared to 0.11% in 2005. Total commercial net charge-offs as a percentage of average commercial loans were 0.08%, a decrease from 0.20% in 2005. The decline in charge-offs in both the consumer and commercial portfolios were a reflection of management’s credit policies and strategy of shifting the balance sheet to relationship based loan portfolios.

Non-Interest Income

Total non-interest income increased $1.2 million to $113.7 million in 2006. Total non-interest income, excluding the net gains (losses) and net derivative gains (losses) described below, increased 4.4% to $120.6 million in 2006.

The improvement in non-interest income was driven by deposit fee income, which increased $5.5 million, or 6.2%, to $94.0 million in 2006. The increase in deposit fee income resulted from an increase in consumer deposit fees of $4.4 million and commercial deposit fees of $1.3 million, that was partially offset by a decline in ATM fees of $231 thousand. The increase in consumer deposit fees resulted from the full year impact of the implementation of a number of fundamental processing changes made in 2005 along with the addition of new branches via de-novo expansion. De-novo expansion represented the full year effect of three new banking offices that were opened in 2005, as well as the impact from three new banking offices opened in 2006. This branch expansion increased deposit fees by $665 thousand over 2005. The remaining consumer deposit fee income increase of $3.8 million was a result of the full year of processing changes mentioned above.

Commissions and fees improved 22.6%, or $1.1 million, to $6.1 million in 2006 due mainly to an increase in official check fees and the increased sales by Provident Investment Company, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other non-interest income increased $1.0 million to $19.6 million, due to income associated with operating lease income, bank owned life insurance, and a recovery in a lawsuit. These income items were partially offset by a decline in mortgage banking fees and other loan fees.

The Corporation recorded $6.4 million in net losses in 2006, compared to net gains of $1.3 million in 2005. In 2006, net securities losses included a $182.9 million fixed rate MBS sale in the fourth quarter at a loss of $6.9 million to improve future profitability and reduce the Corporation’s wholesale assets. This loss was partially offset by net securities gains of $1.0 million that occurred throughout 2006. In 2006, the Corporation extinguished debt that generated a net loss of $1.1 million and partially offset by gains of $630 thousand realized from the disposition of loans, foreclosed properties and fixed assets. The net gains in 2005 were composed primarily of $923 thousand in net gains on the sales of securities and $525 thousand in net gains from the disposition of loans, foreclosed property and fixed assets. In 2006 and 2005, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives were recorded in non-interest income. Derivative losses on swaps were $533 thousand for the year ending December 31, 2006, compared to a $4.4 million loss in 2005. Net cash settlement on swaps, representing interest income and expense on non- designated interest rate swaps, was $3.5 million for the year ending December 31, 2005 and $903 thousand for 2006. The decline is mainly a result of the decline in the notional amount of swaps in 2006 and the financial impact from the change in interest rates.

Non-Interest Expense

Non-interest expense of $214.6 million for 2006 was $13.8 million or 6.9% greater than 2005. The main increase in non-interest expense was the growth in salaries and employee benefits expense of $10.5 million. The increase in salaries and benefits was driven by higher base salary expense of $5.7 million due to annual merit increases and the higher number of employees in the consumer banking group as a result of the Bank’s de-novo banking expansion in 2006 and the full year of expenses from branch expansion in 2005. Salary and employee benefits expense were also impacted by an increase in health care claims of $1.8 million over 2005. Stock-based payment increased $897 thousand due to the change in accounting rules for stock options and the increased number of restricted shares issued in 2006. Pension expense increased by $480 thousand, payroll taxes by $366 thousand and commissions and incentives by $726 thousand. In addition, other employee benefits increased by $700 thousand over 2005. In 2005, salaries and employee benefits included a reduction to salaries and employee benefits of $1.3 million related to the Corporation’s termination of a post-

retirement benefit plan along with a mutual separation agreement of $1.1 million with an executive who departed the Corporation.

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

RECENT ACCOUNTING DEVELOPMENTS

Refer to Note 1 of the Consolidated Financial Statements on page 51.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 11 and “Risk Management” on page 29 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statements of condition of Provident Bankshares Corporation and subsidiaries (“Corporation”) as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 29, 2008 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Baltimore, Maryland

February 29, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the internal control over financial reporting for Provident Bankshares Corporation and its subsidiaries (“Corporation”) as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The management of the Corporation is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of condition of the Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 29, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Baltimore, Maryland

February 29, 2008

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

	December 31,
(dollars in thousands, except share amounts)	2007	2006
Assets:
Cash and due from banks	$140,348	$142,794
Short-term investments	1,970	7,118
Mortgage loans held for sale	8,859	10,615
Securities available for sale	1,421,299	1,582,736
Securities held to maturity	47,265	101,867
Loans	4,215,326	3,865,492
Less allowance for loan losses	55,269	45,203

Net loans	4,160,057	3,820,289

Premises and equipment, net	59,979	67,936
Accrued interest receivable	33,883	37,084
Goodwill	253,906	254,543
Intangible assets	6,152	8,965
Other assets	331,328	261,946

Total assets	$6,465,046	$6,295,893

Liabilities:
Deposits:
Noninterest-bearing	$676,260	$761,830
Interest-bearing	3,503,260	3,378,282

Total deposits	4,179,520	4,140,112

Short-term borrowings	861,395	658,887
Long-term debt	771,683	828,079
Accrued expenses and other liabilities	96,677	35,184

Total liabilities	5,909,275	5,662,262

Commitments and Contingencies (Notes 6 and 14)

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 31,621,956 and 32,433,387 shares at December 31, 2007 and 2006, respectively	31,622	32,433
Additional paid-in capital	347,603	370,425
Retained earnings	244,723	252,880
Net accumulated other comprehensive loss	(68,177)	(22,107)

Total stockholders’ equity	555,771	633,631

Total liabilities and stockholders’ equity	$6,465,046	$6,295,893

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Income

	Year ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
Interest Income:
Loans, including fees	$283,573	$263,356	$218,071
Investment securities	85,666	98,468	95,230
Tax-advantaged loans and securities	5,956	3,992	1,282
Short-term investments	220	418	219

Total interest income	375,415	366,234	314,802

Interest Expense:
Deposits	108,948	82,907	53,598
Short-term borrowings	31,630	35,551	21,326
Long-term debt	43,605	43,365	40,948

Total interest expense	184,183	161,823	115,872

Net interest income	191,232	204,411	198,930
Less provision for loan losses	23,365	3,973	5,023

Net interest income, after provision for loan losses	167,867	200,438	193,907

Non-Interest Income:
Service charges on deposit accounts	94,734	93,624	88,314
Commissions and fees	6,583	6,132	5,003
Impairment on investment securities	(47,488)	—	—
Net gains (losses)	6,930	(6,426)	1,292
Net derivative activities	423	370	(855)
Other non-interest income	18,737	19,562	18,535

Total non-interest income	79,919	113,262	112,289

Non-Interest Expense:
Salaries and employee benefits	107,667	111,873	101,338
Occupancy expense, net	23,609	23,217	22,554
Furniture and equipment expense	15,487	15,604	14,663
External processing fees	20,460	20,531	20,357
Restructuring activities	1,537	—	—
Other non-interest expense	42,329	43,354	41,825

Total non-interest expense	211,089	214,579	200,737

Income before income taxes	36,697	99,121	105,459
Income tax expense	4,567	29,118	32,509

Net income	$32,130	$70,003	$72,950

Net Income Per Share Amounts:
Basic	$1.00	$2.14	$2.21
Diluted	$1.00	$2.12	$2.17

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except per share data)	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2004	$33,103	$402,886	$184,069	$(1,635)	$618,423
Net income - 2005	—	—	72,950	—	72,950
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(17,099)	(17,099)
Net gain on derivatives	—	—	—	1,282	1,282
Minimum pension liability adjustment	—	—	—	169	169

Total comprehensive income					57,302
Dividends paid ($1.09 per share)	—	—	(35,729)	—	(35,729)
Exercise of stock options and restricted stock (440,001 shares, 31,550 restricted shares)	471	10,495	—	—	10,966
Revision of stock option vesting terms	—	609	—	—	609
Purchase of treasury shares (684,962 shares)	(685)	(21,899)	—	—	(22,584)
Common stock issued under dividend reinvestment plan (44,144 shares)	44	1,464	—	—	1,508

Balance at December 31, 2005	32,933	393,555	221,290	(17,283)	630,495
Net income - 2006	—	—	70,003	—	70,003
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	5,783	5,783
Net loss on derivatives	—	—	—	(614)	(614)

Total comprehensive income					75,172
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	(9,993)	(9,993)
Dividends paid ($1.17 per share)	—	—	(38,413)	—	(38,413)
Exercise of stock options and restricted stock (530,001 shares, 62,021 restricted shares)	592	14,543	—	—	15,135
Application of SFAS No. 123(R) to stock-based compensation	—	463	—	—	463
Purchase of treasury shares (1,091,753 shares)	(1,092)	(38,136)	—	—	(39,228)

Balance at December 31, 2006	32,433	370,425	252,880	(22,107)	633,631
Net income - 2007	—	—	32,130	—	32,130
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	(50,875)	(50,875)
Net gain on derivatives	—	—	—	4,462	4,462
Net impact of postretirement plans under SFAS No. 158	—	—	—	343	343

Total comprehensive loss					(13,940)
Dividends paid ($1.25 per share)	—	—	(40,287)	—	(40,287)
Exercise of stock options and restricted stock (124,123 shares, 60,384 restricted shares)	184	4,611	—	—	4,795
Application of SFAS No. 123(R) to stock-based compensation	—	860	—	—	860
Purchase of treasury shares (995,938 shares)	(995)	(28,293)	—	—	(29,288)

Balance at December 31, 2007	$31,622	$347,603	$244,723	$(68,177)	$555,771

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005
Operating Activities:
Net income	$32,130	$70,003	$72,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,877	23,082	26,423
Provision for loan losses	23,365	3,973	5,023
Provision for deferred income tax (benefit)	(25,797)	933	(9,740)
Impairment on investment securities	47,488	—	—
Net (gains) losses	(1,293)	6,426	(1,292)
Gain on sale of branches and deposits	(5,637)	—	—
Net derivative activities	(423)	(370)	855
Originated loans held for sale	(110,191)	(106,186)	(78,857)
Proceeds from sales of loans held for sale	112,555	104,315	77,849
Restructuring activities	1,537	—	—
Cash payments for restructuring activities	(994)	—	—
Share based payments	2,292	1,395	980
Net decrease (increase) in accrued interest receivable and other assets	(2,029)	(19,073)	5,656
Net increase (decrease) in accrued expenses and other liabilities	7,356	1,994	(5,340)

Total adjustments	67,106	16,489	21,557

Net cash provided by operating activities	99,236	86,492	94,507

Investing Activities:
Principal collections and maturities of securities available for sale	145,297	215,453	333,698
Principal collections and maturities of securities held to maturity	52,048	25,759	1,026
Proceeds from sales of securities available for sale	110,891	416,269	448,993
Purchases of securities available for sale	(225,008)	(418,707)	(430,400)
Purchases of securities held to maturity	—	(19,016)	—
Loan originations and purchases less principal collections	(362,825)	(176,750)	(142,121)
Purchases of premises and equipment	(9,510)	(15,910)	(15,058)
Sale of branch facilities	3,867	—	—

Net cash provided (used) by investing activities	(285,240)	27,098	196,138

Financing Activities:
Net increase in deposits	99,011	15,977	341,310
Net increase (decrease) in short-term borrowings	202,508	11,135	(270,141)
Proceeds from long-term debt	320,000	655,000	130,000
Payments and maturities of long-term debt	(377,184)	(748,485)	(416,460)
Proceeds from issuance of stock	3,363	14,203	12,103
Tax benefits associated with share based payments	287	2,667	—
Purchase of treasury stock	(29,288)	(39,228)	(22,584)
Cash dividends paid on common stock	(40,287)	(38,413)	(35,729)

Net cash provided (used) by financing activities	178,410	(127,144)	(261,501)

Increase (decrease) in cash and cash equivalents	(7,594)	(13,554)	29,144
Cash and cash equivalents at beginning of period	149,912	163,466	134,322

Cash and cash equivalents at end of period	$142,318	$149,912	$163,466

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$106,547	$105,935	$80,542
Income taxes paid	26,844	26,226	25,690

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2007

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“the Bank”), a Maryland chartered stock commercial bank. The Bank serves individuals and businesses through a network of banking offices and ATMs in Maryland, Virginia, and southern York County, Pennsylvania. Related financial services are offered through its wholly owned subsidiaries. Securities brokerage, investment management and related insurance services are available through Provident Investment Company and leases through Court Square Leasing.

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

Use of Estimates

The Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other than temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s Consolidated Financial Statements.

Asset Prepayment Rates

The Corporation purchases amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrower’s elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held, creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

Other Than Temporary Impairment of Investment Securities

Securities are evaluated quarterly to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary, such as the ability to collect amounts due per the contractual terms of the investment security agreement. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

Mortgage Loans Held for Sale

The Corporation underwrites and originates mortgage loans with the intent to sell them. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set fee. Amounts reflected as loans held for sale bear no market risk with regard to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in net gains (losses). During December 31, 2007 and 2006, the Corporation did not retain any servicing on mortgage loans sold to third parties.

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

Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan balance to net fair value exceeds 84%, the loan is placed on non-accrual status and all accrued but unpaid interest is reversed against interest income. If the loan is in a junior lien position, all other liens are considered in calculating the loan to value ratio. With limited exceptions, no loan continues to accrue interest after reaching 210 days past due. Charge-offs of delinquent loans secured by residential real estate are recognized when losses are reasonably estimable and probable. Generally, no later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral’s net fair value is charged-off. Subsequent to any partial charge-offs, loans are carried on non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Properties with partial charge-offs are periodically evaluated to determine whether additional charge-offs are warranted. Upon liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan result in additional charge-offs. Generally, closed-end consumer loans secured by non-residential collateral that become 120 days past due are charged-off down to their net fair value. Unsecured open-end consumer loans are charged-off in full at 120 days past due.

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

The allowance is based on management’s continuing review and credit risk evaluation of the loan portfolio. This process provides an allowance consisting of two components, allocated and unallocated. To arrive at the allocated component of the allowance, the Corporation combines estimates of the allowances needed for loans analyzed individually and on a pooled basis. The allocated component of the allowance is supplemented by an unallocated component.

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

Mortgage Servicing Rights

Mortgage servicing rights are reflected as a separate asset when the rights are acquired through the sale or purchase of financial assets, such as mortgage loans. Loans sold have a portion of the cost of originating the loan allocated to the servicing right based on the relative fair value which is based on the market prices for comparable mortgage servicing contracts or a valuation model that calculates the present value of estimated future servicing income. The valuation model incorporates assumptions such as cost to service, discount rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Servicing fee income, which is fees earned for servicing loans, is based on a contractual percentage of the outstanding principal or a fixed amount per loan and is recorded as earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing rights are evaluated for impairment on a periodic basis based on the fair value of the rights compared to the amortized cost. Impairment and any subsequent recovery is recognized through a charge to non-interest income.

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

Variable Interest Entities

The Corporation holds variable interests of less than 50% in certain special purpose entities formed to provide affordable housing. At December 31, 2007, the Corporation had invested $30.9 million in these entities. These investments in low income housing provide the Corporation with certain guaranteed tax credits and other related tax benefits which offset amortization of the invested amounts over the life of the tax credits. The Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required, as the Corporation is not the primary beneficiary in these arrangements.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense of the Consolidated Statements of Income.

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

The discount rate determines the present value of future benefit obligations. At December 31, 2007, the discount rate used for the 2007 year-end disclosure and the expense in the upcoming year was determined by constructing a hypothetical bond portfolio whose cash flows from coupons and maturities match the year-by-year projected benefit cash flow from the Corporation’s qualified pension plan. The hypothetical bond portfolio uses available bonds with a quality rating of AA or higher under either Moody’s or Standard & Poor’s. Callable bonds are eliminated with the exception of those that issuers may call at par plus a premium, as these bonds would be prohibitively expensive for an issuer to call. Cash flows from the bonds may exceed the projected benefits for a particular period. Such excesses are used to meet future cash flow needs in the succeeding year and are assumed to be reinvested at the one-year forward rates.

At December 31, 2006, the Corporation adopted the provisions of SFAS No. 158. Under the provisions of SFAS No. 158, the unrecognized prior service cost, unrealized net actuarial losses and unrecognized net obligations arising at transition associated with employee benefit plans were reflected as a component of OCI, net of taxes. Additionally, any excess of the fair market value of the plan assets over the projected benefit obligation of a plan was reflected as an asset in the Corporation’s Consolidated Statements of Condition. Projected benefit obligations in excess of the fair market value of plan assets are recognized as an accrued liability. Assets and liabilities from each separate plan are not netted and are reflected separately in the Corporation’s Consolidated Statements of Condition.

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

Prior to January 1, 2006, the Corporation applied APB No. 25 to account for its stock-based awards, and the disclosure-only provisions of SFAS Statement No. 123, “Accounting for Stock-Based Compensation”, as amended (“SFAS 123”), to present stock-based compensation disclosure. The following table details the proforma effects on net income and earnings per share for the year ended December 31, 2005 had compensation expense been recorded based on the fair value method under SFAS No. 123, utilizing the Black-Scholes option valuation model:

Year ended December 31, 2005
(dollars in thousands, except per share data)
Net Income:
Net income as reported	$72,950
Addition for total stock-based compensation expense included in reported net income, net of tax	740
Deduction for total stock-based compensation expense determined under fair value based method for all awards, net of tax	(4,592)

Pro forma net income	$69,098

Basic Earnings Per Share:
As reported	$2.21
Pro forma	2.10

Diluted Earnings Per Share:
As reported	$2.17
Pro forma	2.05

On December 30, 2005, the Corporation approved the accelerated vesting of all currently outstanding unvested stock options to purchase 612,732 shares of the Corporation’s common stock granted through 2005. As a result of the accelerated vesting, these stock options, which otherwise would have vested from time to time through February 2008, became immediately exercisable. The acceleration included options held by directors and executive officers as well as employees of the Corporation. Of the 612,732 stock options for which vesting was accelerated, all except 7,500 were “in the money” options having exercise prices from $27.46 to $33.66 per share. The options not “in the money” were issued under strike prices ranging from $35.11 to $36.06 per share. Based upon the closing price of the Corporation’s common stock as of December 30, 2005, the Corporation recognized a pre-tax charge of $158 thousand in 2005. Due to the acceleration, the Corporation will not recognize any compensation cost associated with those stock options in periods subsequent to December 31, 2005. The acceleration of vesting was undertaken in an attempt to eliminate compensation expense that the Corporation would otherwise be required to recognize with respect to these unvested stock options upon adoption of SFAS No. 123(R). The accelerated vesting of these options eliminated potential pre-tax compensation expense recognition in future periods of approximately $2.7 million.

Effective January 1, 2006, the Corporation adopted SFAS No.123(R), “Share-Based Payment” (“SFAS No. 123R”) that requires companies to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees and nonemployees in the income statement. Under the provisions of SFAS No. 123(R), the Corporation applied the modified prospective method of adoption, and therefore, results for prior periods were not restated.

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

At December 31, 2007, no stock options had vesting conditions linked to the performance of the Corporation. The tax benefits associated with tax deductions in excess of compensation costs are recognized as a financing activity in the Consolidated Statements of Cash Flows.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Recent Accounting Developments

Effective December 31, 2006, the Corporation adopted SFAS No. 158, “Employers’ Accounting Defined Benefit Pension and other Postretirement Plans.” Upon adoption, the Corporation recorded a $10.0 million reduction in comprehensive income on the Corporation’s Consolidated Statements of Changes in Stockholder’s Equity and Comprehensive Income (Loss) as of December 31, 2006 in the 2006 Form 10-K. However, the cumulative effect of change in accounting, net of tax, should have been recorded as a separate component of accumulated other comprehensive income. As of December 31, 2006, total comprehensive income was reported as $65.2 million. With this revised presentation, total comprehensive income has been revised to reflect $75.2 million as of December 31, 2006. The revised presentation is reflected in this Form 10-K as of December 31, 2007.

In September 2006, the Emerging Issues Task Force (“EITF”) issued EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”), which will be effective for fiscal years beginning after December 15, 2007. The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance can be recognized through a cumulative adjustment of beginning retained earnings. Accordingly, this treatment will not have any impact on the Corporation’s results of operations. The Corporation believes the impact on the financial condition of the Corporation from the application of this guidance will be immaterial.

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

Effective January 1, 2007, the Corporation adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet certain recognition criteria in addition to recognition of interest and penalties, if necessary. Refer to Note 17 of the Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which will be effective for business combinations occurring on or after December 15, 2008. Early adoption is prohibited. The statement provides guidance on the concept of control of another business and provides further guidance regarding the definition of a business. It further provides an acquisition model which must be used to account for a business combination including the measurement of the fair value of the acquisition, treatment of transaction costs, contingent consideration, the recognition and measurement of assets, liabilities and noncontrolling interests, treatment of partial acquisitions and determination of goodwill. The Corporation is evaluating the implications of this guidance.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements” (“SFAS No. 160”), which will be effective for business combinations occurring on or after December 15, 2008. Early adoption is prohibited. This statement applies to the accounting for noncontrolling interests, previously referred to as minority interests, and transactions with noncontrolling interest holders in consolidated financial statements. The Corporation is evaluating the implications of this guidance.

NOTE 2—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $46.2 million and $49.7 million during the years ended December 31, 2007 and 2006, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at these correspondent banks or elects to pay a fee in lieu of such arrangements. The following tables presents the average compensating balances and fees paid in lieu of compensating balances by the Corporation for the periods indicated.

	Year ended December 31,
(in thousands)	2007	2006
Average compensating balances	$8,416	$4,262

	Year ended December 31,
(in thousands)	2007	2006	2005
Fees in lieu of maintaining compensating balances	$830	$769	$829

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio at the periods indicated:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(in thousands)
December 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,928	$26	$—	$41,954
Mortgage-backed securities	724,744	1,295	19,664	706,375
Municipal securities	152,865	1,156	330	153,691
Other debt securities	601,837	348	82,906	519,279

Total securities available for sale	1,521,374	2,825	102,900	1,421,299

Securities held to maturity:
Other debt securities	47,265	770	495	47,540

Total securities held to maturity	47,265	770	495	47,540

Total investment securities	$1,568,639	$3,595	$103,395	$1,468,839

December 31, 2006
Securities available for sale:
U.S. Treasury and government agencies and corporations	$73,105	$—	$1,694	$71,411
Mortgage-backed securities	718,697	1,105	18,947	700,855
Municipal securities	100,973	693	293	101,373
Other debt securities	706,748	3,619	1,270	709,097

Total securities available for sale	1,599,523	5,417	22,204	1,582,736

Securities held to maturity:
Other debt securities	101,867	2,223	1,140	102,950

Total securities held to maturity	101,867	2,223	1,140	102,950

Total investment securities	$1,701,390	$7,640	$23,344	$1,685,686

The U.S. Treasury and government agencies and corporations amounts in the table above include FHLB stock of $39.4 million and $44.6 million at December 31, 2007 and 2006, respectively.

The aggregate amortized cost and fair values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2007		2006
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Securities available for sale:
In one year or less	$4,199	$4,229	$2,395	$2,401
After one year through five years	2,613	2,643	6,759	6,798
After five years through ten years	84,448	84,922	39,067	37,398
Over ten years	705,370	623,130	832,605	835,284
Mortgage-backed securities	724,744	706,375	718,697	700,855

Total securities available for sale	1,521,374	1,421,299	1,599,523	1,582,736

Securities held to maturity:
Over ten years	47,265	47,540	101,867	102,950

Total securities held to maturity	47,265	47,540	101,867	102,950

Total investment securities	$1,568,639	$1,468,839	$1,701,390	$1,685,686

Management reviews the investment portfolio on a periodic basis to determine the cause, magnitude and duration of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other than temporary in nature. Considerations such as the ability of the securities to meet cash flow requirements, levels of credit enhancements, risk of curtailment, recoverability of invested amount over a reasonable period of time and the length of time the security is in a loss position, for example, are applied in determining other than temporary impairment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. The following table shows the unrealized gross losses and fair values of investment securities at December 31 for the periods indicated, by length of time that individual securities in each category have been in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2007
Investment securities:
U.S. Treasury and government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	147,484	(10,461)	412,296	(9,203)	559,780	(19,664)
Municipal securities	32,827	(113)	23,716	(217)	56,543	(330)
Other debt securities	463,036	(78,339)	26,922	(5,062)	489,958	(83,401)

Total	$643,347	$(88,913)	$462,934	$(14,482)	$1,106,281	$(103,395)

December 31, 2006
Investment securities:
U.S. Treasury and government agencies and corporations	$26,786	$(1,694)	$—	$—	$26,786	$(1,694)
Mortgage-backed securities	544,989	(17,307)	74,607	(1,640)	619,596	(18,947)
Municipal securities	39,103	(272)	1,823	(21)	40,926	(293)
Other debt securities	160,074	(1,249)	51,929	(1,161)	212,003	(2,410)

Total	$770,952	$(20,522)	$128,359	$(2,822)	$899,311	$(23,344)

At December 31, 2007, $1.1 billion of the Corporation’s investment securities had unrealized losses that are considered temporary. Of this amount, 59% are Aaa rated and 41% are Aa, A, or BBB rated. None of the impaired securities are unrated. The portfolio contained 132 securities, with a fair value of $462.9 million, that had unrealized losses for twelve months or longer. Management currently has the intent and ability to retain these investment securities with unrealized losses until the decline in value has been recovered.

In December 2007, following the investment securities portfolio review and in light of the significant decline in quoted dealer prices, the Corporation decided that eight of thirteen pooled REIT trust preferred securities were other-than-temporarily impaired (“OTTI”) resulting in a $47.5 million non-cash pre-tax charge. The securities current fair value in aggregate is $18.5 million, compared with a face value of $66.0 million. In addition to the eight securities categorized as OTTI, the Corporation owns five REIT pooled trust preferred securities with a face value of $29.0 million that are not OTTI following a similar securities analysis. These securities possess lower levels of defaults and significantly higher levels of credit enhancement than the securities deemed OTTI. Additionally, the five remaining securities remain investment grade by all of the major rating agencies.

At December 31, 2006, $899.3 million of the Corporation’s investment securities had unrealized losses that were considered temporary. Of this amount, 76% were Aaa rated and 21% were A or BBB rated. Seven securities, totaling $27.3 million, were unrated. The portfolio contained 24 securities, with a fair value of $128.4 million, that had unrealized losses for twelve months or longer. All of the investment securities with unrealized losses were mortgage-backed securities and asset-backed securities, which declined in value due to the interest rate environment during 2006. Because the declines in fair value were due to changes in market interest rates and not in estimated cash flows, no other than temporary impairment was recorded at December 31, 2006.

The table below provides the sales proceeds and the components of net securities gains (losses) from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains (losses) are included in net gains (losses) in the accompanying Consolidated Statements of Income.

(in thousands)	2007	2006	2005
Sales proceeds	$110,891	$416,269	$448,993

Gross securities gains	$3,354	$2,020	$2,824
Gross securities losses	(857)	(7,944)	(1,901)

Net securities gains (losses)	$2,497	$(5,924)	$923

Net unrealized after-tax losses on the securities portfolio were reflected as follows:

	Year ended December 31,
(in thousands)	2007	2006
Net unrealized after-tax losses reflected in net accumulated other comprehensive loss	$60,008	$9,134

	Year ended December 31,
(in thousands)	2007	2006
Market value of securities pledged as collateral for public funds, certain short-term borrowings and other purposes required by law	$554,730	$722,654

At December 31, 2007, investment securities with carrying values of $206.1 million collateralize FHLB advances.

NOTE 4—LOANS

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below. Outstanding loan balances at December 31 are net of unearned income, including net deferred loan costs of $18.5 million and $17.6 million, respectively.

(in thousands)	2007	2006
Residential real estate:
Originated & acquired residential mortgage	$296,783	$333,568
Home equity	1,082,819	991,327
Other consumer:
Marine	352,604	374,652
Other	26,101	28,427

Total consumer	1,758,307	1,727,974

Commercial real estate:
Commercial mortgage	439,229	445,563
Residential construction	631,063	599,275
Commercial construction	447,394	357,594
Commercial business	939,333	735,086

Total commercial	2,457,019	2,137,518

Total loans	$4,215,326	$3,865,492

At December 31, 2007 real estate loans with carrying values of $638.0 million collateralize FHLB advances. Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer.

The schedule below presents information on these loans for the period indicated:

(in thousands)	Loan Activity

Balance at December 31, 2006	$49,087
Additions	26,849
Reductions	(20,461)

Balance at December 31, 2007	$55,475

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31.

(in thousands)	2007	2006	2005
Balance at beginning of the year	$45,203	$45,639	$46,169
Provision for loan losses	23,365	3,973	5,023
Loans charged-off	(15,996)	(7,849)	(11,048)
Less recoveries of loans previously charged-off	2,697	3,440	5,495

Net charge-offs	(13,299)	(4,409)	(5,553)

Balance at end of the year	$55,269	$45,203	$45,639

The following table reflects commercial loan nonperforming amounts during each of the three years ended December 31.

(in thousands)	2007	2006	2005
Recorded investment in commercial loans that were on non-accrual status and therefore considered impaired	$22,000	$11,752	$17,773
Interest income recorded had impaired commercial loans performed in accordance with original terms	1,174	1,337	1,159
Average recorded investment in impaired commercial loans	11,588	15,736	14,369

There was no additional allowance required and no interest income was recognized on these commercial loans during 2007.

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 17 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(dollars in thousands)	Estimated Life	2007	2006
Land	—	$10,056	$11,281
Buildings and leasehold improvements	2 -15 years	53,029	53,846
Furniture and equipment	3 -10 years	66,338	74,509
Leased equipment	3 - 5 years	16,063	16,749

Total premises and equipment		145,486	156,385
Less accumulated depreciation and amortization		85,507	88,449

Net premises and equipment		$59,979	$67,936

In 2001, the Corporation, as lessor, entered into a land lease for the property adjacent to the Corporation’s headquarters with an initial lease term of six years supplemented by thirteen, seven year extensions. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space. The lease provides for annual payments of $440 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000, the lease was renegotiated and at December 31, 2007 has four years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up to fifteen years. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2007.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2008	$13,420	$14	$187	$13,593
2009	12,067	14	138	12,191
2010	10,031	14	58	10,075
2011	8,944	8	1	8,937
2012	7,020	—	—	7,020
2013 and thereafter	21,492	—	—	21,492

Total	$72,974	$50	$384	$73,308

Rental expenses for premises and equipment for the three years ended December 31 are as follows:

(in thousands)	2007	2006	2005
Rental expense for premises and equipment	$15,234	$14,855	$14,360

NOTE 7—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2007 and 2006.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2005	$255,477	$(622)	$254,855
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(312)	—	(312)

Balance at December 31, 2006	255,165	(622)	254,543
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(637)	—	(637)

Balance at December 31, 2007	$254,528	$(622)	$253,906

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible

Balance at December 31, 2005	$15,429	$(4,664)	$10,765
Amortization expense	—	(1,800)	(1,800)

Balance at December 31, 2006	15,429	(6,464)	8,965
Adjustment related to sale of branches to Union Bankshares	(1,956)	772	(1,184)
Amortization expense	—	(1,629)	(1,629)

Balance at December 31, 2007	$13,473	$(7,321)	$6,152

Adjustments to goodwill during 2007 and 2006 were primarily due to the resolution of income tax uncertainties related to the respective mergers. The adjustment to the deposit-based intangible during 2007 was due to the sale of deposits of six branches acquired from previous mergers.

The annual impairment evaluation of goodwill did not identify any impairment in 2007 or 2006. The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2007.

(in thousands)
2008	$1,287
2009	1,287
2010	1,287
2011	1,287
2012	1,004

Total unamortized deposit-based intangible	$6,152

NOTE 8—MORTGAGE BANKING ACTIVITIES

The following is an analysis of the mortgage loan servicing rights balance, net of accumulated amortization, during 2007. This balance is included in other assets.

(in thousands)	2007	2006
Balance at beginning of year	$1,572	$1,740
Amortization expense	(290)	(168)

Balance at end of year	$1,282	$1,572

Unpaid principal balances of loans serviced for others not included in the Consolidated Statements of Condition were as follows:

(in thousands)	2007	2006
Balance of mortgage loans at end of year that are serviced for others	$119,113	$145,071

NOTE 9—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2007	Weighted Average Rate	2006	Weighted Average Rate

Noninterest-bearing	$676,260	—%	$761,830	—%
Savings	512,684	0.40	596,434	0.47
Interest-bearing demand	479,436	0.56	559,682	0.55
Money market	675,077	3.33	545,584	3.28
Direct time certificates of deposit	1,094,622	4.43	1,156,709	4.41
Brokered certificates of deposit	741,441	4.88	519,873	4.73

Total deposits	$4,179,520	2.68%	$4,140,112	2.40%

The contractual maturities of certificates of deposit at December 31, 2007 are shown in the following table.

(in thousands)
2008	$1,308,838
2009	237,342
2010	120,870
2011	53,024
2012	49,817
After 2012	66,172

Total certificates of deposit	$1,836,063

(in thousands)	2007	2006
Time deposits in denominations of $100,000 or more	$333,664	$390,517

The contractual maturities of time deposits of $100,000 or more at December 31, 2007 are shown in the following table.

(in thousands)	Amount	%
Three months or less	$158,290	47.4%
After three months through six months	88,724	26.6
After six months through twelve months	53,671	16.1
After twelve months	32,979	9.9

Total	$333,664	100.0%

(in thousands)	2007	2006
Demand deposit overdrafts reclassed as loan balances	$5,922	$5,010

Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

NOTE 10—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2007	2006
Securities sold under repurchase agreements	$309,712	$306,437
Federal funds purchased	549,000	320,000
Federal Home Loan Bank advances—variable rate	—	30,000
Other short-term borrowings	2,683	2,450

Total short-term borrowings	$861,395	$658,887

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2007	2006	2005
Balance at December 31	$858,712	$626,437	$555,515
Average balance during the year	697,883	722,843	631,246
Maximum month-end balance	858,712	790,701	716,143
Weighted average rate during the year	4.50%	4.48%	2.69%
Weighted average rate at December 31	3.59	5.01	3.98

At December 31, 2007, the Corporation had $725.0 million in available unused federal funds lines of credit.

NOTE 11—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2007	Weighted Average Rate	2006	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$90,000	5.50%	$30,795	5.55%
Federal Home Loan Bank advances - variable rate	545,000	4.87	660,427	4.41
Junior Subordinated Debentures	136,683	8.19	136,857	8.42

Total long-term debt	$771,683	5.53%	$828,079	5.12%

At December 31, 2007, investment securities and certain real estate loans with carrying values of $206.1 million and $683.0 million, respectively, collateralize the FHLB advances. At December 31, 2007, the Corporation had $254.0 million in unused lines of credit at the FHLB. Based upon the level of borrowing transactions with the FHLB, the Corporation is required to purchase FHLB stock. The FHLB stock amounts to $39.4 million and $44.6 million at December 31, 2007 and 2006, respectively, and are carried at cost.

The principal maturities of long-term debt at December 31, 2007 are presented below.

(in thousands)
2008	$140,000
2009	250,000
2010	155,000
2011	65,000
2012	25,000
After 2012	136,683

Total long-term debt	$771,683

Since 1997, the Corporation has formed three wholly owned statutory business trusts in addition to acquiring three additional trusts in the Southern Financial merger. As of December 31, 2007 there are four active trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Corporation that have terms identical to the trust securities.

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

The amounts and terms of each respective issuance at December 31 were as follows:

2007
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	7.84% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	8.16% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,691

Total Junior Subordinated Debentures	$136,683

2006
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	8.21% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	8.62% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,865

Total Junior Subordinated Debentures	$136,857

NOTE 12—STOCKHOLDERS’ EQUITY

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. The Corporation monitors the program and approves certain amounts to be repurchased on an annual basis. These purchases may occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The following tabular presentation provides information regarding repurchased shares for the year ended December 31:

	2007	2006
Shares of common stock repurchased	995,938	1,091,753
Costs (in thousands)	$29,288	$39,228

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1 - December 31, 2007	995,938	$29.42	995,938	750,174

At December 31, 2007, the Corporation had remaining authority to repurchase up to 750,174 shares under its current authorization.

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At December 31, 2007, 4.4 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s stock at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. Options issued prior to January 1, 2005 have contractual terms of ten years and a three year vesting period. The Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the years ended December 31, 2007 and 2006.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	2007	2006	2005
Dividend yield	3.97%	3.15%	3.47%
Weighted average risk-free interest rate	4.54%	4.61%	4.29%
Weighted average expected volatility	17.21%	19.72%	23.33%
Weighted average expected life in years	5.25	5.25	5.50
Weighted average fair values of options granted	$4.83	$6.46	$6.95

The Corporation recognized compensation expense related to options of $860 thousand for the year ended December 31, 2007. The intrinsic value of options exercised for the year ended December 31, 2007, 2006 and 2005 was $1.1 million, $7.9 million and $7.3 million, respectively. Unrecognized compensation cost related to non-vested options is $2.5 million at December 31, 2007 and is expected to be recognized over a weighted average period of 2.8 years.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2006	2,113,371	$28.21
Granted	418,575	$33.83
Exercised	(124,123)	$24.89
Cancelled or expired	(83,877)	$34.24

Options outstanding at December 31, 2007	2,323,946	$29.18	5.16	$1,476

Options exercisable at December 31, 2007	1,722,394	$27.32	4.54	$1,476

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Year ended December 31,
(in thousands)	2007	2006	2005
Grants to directors	$320	$253	$210
Grants to employees	1,112	678	246
Fair value of grants vested	1,059	530	210

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2006	78,641	$35.33
Awards granted	68,224	$35.29
Vested	(30,596)	$34.65
Cancelled	(9,117)	$35.55

Unvested at December 31, 2007	107,152	$35.48

At December 31, 2007, unrecognized compensation cost related to unvested restricted stock grants was $2.8 million and is expected to be recognized over a weighted average period of 2.6 years.

NOTE 13—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. During all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by equal and offsetting amounts. At December 31, 2007, there were no derivatives designated as fair value hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the year ended December 31, 2007, the Corporation recorded an increase in the value of derivatives of $4.5 million compared to a decrease of $614 thousand for the year ended December 31, 2006, net of taxes, in net accumulated other comprehensive loss (“OCI”) to reflect the effective portion of cash flow hedges. For the year ended December 31, 2005, the Corporation recorded an increase in the value of derivatives of $1.3 million, net of taxes, in net accumulated other comprehensive loss (“OCI”) to reflect the effective portion of cash flow hedges. Amounts recorded in OCI are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of cash flow hedges resulted in a credit to earnings of $4 thousand in 2007 compared to a charge to earnings of $16 thousand in 2006. The Corporation had no ineffective hedges for the year ended December 31, 2005.

The interest rate swaps that are classified as non-designated derivatives are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. These non-designated derivatives represent interest rate protection on the Corporation’s net interest income but do not meet the requirements to receive hedge accounting treatment. For the years ended December 31, 2007, 2006 and 2005, the Corporation recorded net losses of $383 thousand, $517 thousand and $4.4 million respectively, to reflect the change in value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $802 thousand, $903 thousand and $3.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. These transactions are recorded in net derivative activities on the consolidated statements of income.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$272,450	$5,002	$4,968
Interest rate caps/corridors	Hedge borrowing cost	25,000	71	71

Total designated derivatives		297,450	5,073	5,039

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,095	2,095

Total non-designated derivatives		40,000	2,095	2,095

Total derivatives		$337,450	$7,168	$7,134

December 31, 2006
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$293,450	$471	$(1,410)
Receive fixed/pay variable	Hedge borrowing cost	29,900	—	(280)
Interest rate caps/corridors	Hedge borrowing cost	140,000	615	615

Total designated derivatives		463,350	1,086	(1,075)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,465	2,465

Total non-designated derivatives		40,000	2,465	2,465

Total derivatives		$503,350	$3,551	$1,390

The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $4.2 million before taxes to be recognized into income out of OCI in the next twelve months. This amount represents a $4.5 million gain recognized from interest rate swaps offset by amortization of $313 thousand for interest rate caps. The $4.5 million gain is projected based on the anticipated forward yield curve. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or a $3.0 million gain on the interest rate swaps offset by a $164 thousand loss on interest rate caps and corridors.

At December 31, 2007, the Corporation had deferred gains of $746 thousand and deferred losses of $535 thousand related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2020, based on the lives of the underlying assets or liabilities. At December 31, 2006, the Corporation had deferred gains of $866 thousand and deferred losses of $1.1 million.

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

(in thousands)	2007	2006
Commercial business and real estate	$892,512	$1,064,495
Consumer revolving credit	831,014	733,292
Residential mortgage credit	11,131	24,131
Performance standby letters of credit	124,261	126,568
Commercial letters of credit	2,811	1,520

Total loan commitments	$1,861,729	$1,950,006

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements.

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

During the third quarter of 2007, the Corporation received a court decision ordering that it indemnify certain former officers and directors of Southern Financial Bancorp, Inc. for legal expenses pursuant to indemnification obligations assumed in connection with the acquisition of Southern Financial in April 2004. This amounted to $869 thousand for the twelve months ended December 31, 2007. At December 31, 2007, the legal proceeding for which indemnification was owed was concluded and no further material expenses are expected in connection with this matter.

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s results of operations. However, the complaint is styled as a class action complaint. Class action damages, if any, and/or related statutory interest or penalties, if any, could be material to the Bank’s results of operations. To date, no class has been certified. Management believes that the Bank has meritorious defenses against this action and intends to vigorously defend the litigation.

Concentrations of Credit Risk

Commercial construction and mortgage loan receivables from real estate developers represent $1.2 billion and $1.1 billion of the total loan portfolio at December 31, 2007 and 2006, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. The majority of the Corporation’s lending activities and collateral are concentrated in Maryland and Virginia. Consumer loan receivables include $1.3 billion in originated and acquired residential and home equity loans at December 31, 2007 and 2006. Additionally, the consumer portfolio contains marine loans originated through brokers of $352.6 million and $363.4 million at December 31, 2007 and 2006, respectively.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $706.4 million and $700.9 million at December 31, 2007 and 2006, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. The Corporation’s investment portfolio also owns $466.7 million of pooled trust preferred securities. As discussed in Note 4, the Corporation realized a $47.5 million impairment charge related to these securities for other than temporary impairment at December 31, 2007. Please refer to Note 25 in these Consolidated Financial Statements for further update on the Corporation’s REIT pooled trust preferred portfolio.

NOTE 15—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Consolidated Statements of Income as they are incurred. The costs include incremental expenses associated with corporate-wide efficiency and infrastructure initiatives focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model.

As part of the rationalization of the branch network, the Corporation closed seven branches, sold deposits of six branches and facilities of seven branches during the year ending December 31, 2007. The restructuring costs related to the branch closures were composed of contract termination costs and the write-down of premises and equipment values. The Corporation does not anticipate incurring any further costs relating to these branch closures. In addition, the branch closure initiative resulted in a $767 thousand realized gain associated with the sale of a branch facility. This gain is reflected in sale of deposits and branch facilities in Note 16. In the third quarter of 2007, the Corporation also completed the sale of the deposits and facilities of six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. The transaction closed in early September 2007 with an associated $4.9 million gain reflected in net gains from sales of branch facilities in Note 16. There are no restructuring costs associated with the sale of these branches. The sale of the six branches was consistent with the Corporation’s strategy to rationalize the branch network by focusing on the Corporation’s core markets—the high growth, metropolitan areas of Baltimore, Washington and Richmond.

For the year ending December 31, 2007, restructuring activities also included costs related to the corporate-wide efficiency initiatives. All expenses accrued in 2007 are directly related to staff reductions associated with these initiatives. The costs represent salaries, benefits, severance payments and outplacement services for the affected employees. All amounts accrued with respect to the initiatives discussed above have been recognized in the Consolidated Statements of Income for the year ending December 31, 2007. The incurred costs for all restructuring activities are reflected in the following table:

	Year ended December 31, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$644	$644
Contract terminations	460	—	460
Impairment of fixed assets	396	—	396
Other related costs	37	—	37

Total restructuring activities	$893	$644	$1,537

The following table reflects a rollforward of the accrued liability associated with the restructuring activities:

	At December 31, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2006	$—	$—	$—
Branch closure costs	497	—	497
Efficiency initiatives costs	—	644	644
Cash payments	(497)	(497)	(994)

Balance at December 31, 2007	$—	$147	$147

Future costs associated with efficiency initiatives that have not been incurred or estimated at this time have not been recognized as liabilities at December 31, 2007. The restructuring activities are expected to be completed in 2008.

NOTE 16—NET GAINS (LOSSES), OTHER NON-INTEREST INCOME AND OTHER NON-INTEREST EXPENSE

The components of net gains (losses), other non-interest income and other non-interest expense for the three years ended December 31 were as follows:

(in thousands)	2007	2006	2005
Impairment on investment securities:
Investment portfolio write-down	$(47,488)	$—	$—

Total impairment on investment securities	$(47,488)	$—	$—

Net gains (losses):
Sale of securities	$2,497	$(5,924)	$923
Extinguishment of debt and early redemption of brokered CDs	(358)	(1,132)	(156)
Sale of deposits and branch facilities	5,637	—	—
Asset sales	(846)	630	525

Net gains (losses)	$6,930	$(6,426)	$1,292

Net derivative activities:
Net derivative gains (losses) on swaps	$(379)	$(533)	$(4,367)
Net cash settlement on swaps	802	903	3,512

Total net derivative activity	$423	$370	$(855)

Other non-interest income:
Other loan fees	$4,053	$4,066	$4,314
Cash surrender value income	5,985	7,145	7,145
Mortgage banking fees and services	132	363	528
Other	8,567	7,988	6,548

Total other non-interest income	$18,737	$19,562	$18,535

Other non-interest expense:
Advertising and promotion	$11,467	$11,495	$9,540
Communication and postage	7,020	6,988	7,137
Printing and supplies	2,639	2,874	3,161
Regulatory fees	992	1,015	1,019
Professional services	7,655	5,293	7,230
Other	12,556	15,689	13,738

Total other non-interest expense	$42,329	$43,354	$41,825

In the normal course of business, the Corporation may extinguish debt prior to maturity. During 2007, 2006 and 2005, the Corporation extinguished $160.8 million, $400.5 million and $36.0 million of debt, respectively. The costs associated with extinguishment of this debt for the three years ended 2007, 2006 and 2005 were $597 thousand, $1.1 million and $156 thousand, respectively.

NOTE 17—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2007	2006	2005
Current income tax expense:
Federal	$27,980	$28,151	$42,188
State	2,384	34	61

Total current expense	30,364	28,185	42,249
Deferred income tax expense (benefit)	(25,797)	933	(9,740)

Total income tax expense	$4,567	$29,118	$32,509

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2007		2006		2005
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$12,844	35.0%	$34,692	35.0%	$36,911	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(4,064)	(11.1)	(3,661)	(3.7)	(2,406)	(2.3)
Disallowed interest expense	362	1.0	215	0.2	66	0.1
Employee benefits	(117)	(0.3)	(239)	(0.3)	(555)	(0.5)
Low income housing credits	(1,891)	(5.3)	(1,520)	(1.5)	(1,226)	(1.2)
State and local income taxes, net of federal income tax	(567)	(1.5)	(1,079)	(1.1)	(826)	(0.8)
Change in state corporate income tax rate, net of federal income tax	(2,911)	(7.9)	—	—	—	—
Other	(114)	(0.3)	250	0.3	22	—
Change in valuation allowance	1,025	2.8	460	0.5	523	0.5

Total combined effective income tax rate	$4,567	12.4%	$29,118	29.4%	$32,509	30.8%

SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. During 2005, 2006 and 2007, the creation of additional state net operating losses required increases in the valuation allowance. At December 31, 2007 the valuation allowance of $3.7 million relates to state net operating losses that are unlikely to be utilized in the foreseeable future. Management believes that, except for the portion which is covered by the valuation allowance, the Corporation’s deferred tax assets at December 31, 2007 are more likely than not to be realized through the generation of sufficient future taxable income. The net tax benefit recorded directly to stockholders’ equity related to exercised stock options were as follows:

(in thousands)	2007	2006	2005
Net tax benefit recorded directly to stockholders equity related to stock options	$287	$2,666	$2,801

Tax benefits associated with net realized investment securities losses were $17.6 million in 2007 and $2.0 million in 2006. A tax expense of $0.4 million associated with net realized investment securities gains was recorded in 2005.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, which are classified as other assets in the Consolidated Statements of Condition at December 31, 2007 and 2006 are presented below.

	2007		2006
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$1,250	$—	$1,883
Reserve for loan loss	19,059	—	15,471	—
State operating loss carryforwards and other items	19,637	—	14,436	—
Loan costs	—	3,601	—	3,096
Depreciation	—	33,066	—	29,707
Unrealized losses on debt securities	39,849	—	5,016	—
Leasing activities	28,941	—	24,347	—
REIT dividend	—	317	518	—
Employee and other benefits	—	1,252	—	2,069
Pension costs (SFAS No. 158)	7,340	—	7,321	—
Purchase accounting adjustments	247	—	759	—
Write-down of property held for sale	700	—	700	—
Derivative related and mark-to-market adjustments	1,270	—	1,169	—
Deposit-based intangible	—	2,568	—	3,135
Cash flow derivatives	—	1,812	868	—
Federal net operating loss carryforwards	630	—	1,080	—
Impairment of investment securities	16,621	—	—	—
Minimum tax credit carry forward	158	—	158	—
All other	2,408	914	2,329	1,100

Subtotal	136,860	44,780	74,172	40,990
Less valuation allowance	3,704	—	2,679	—

Total	$133,156	$44,780	$71,493	$40,990

At December 31, 2007, the Corporation had state net operating loss carryforwards of $334 million that begin to expire in 2009 if not utilized. In addition to the state net operating loss carryforwards at December 31, 2007, the Corporation also had federal net operating loss carryforwards of $1.8 million that will expire on December 31, 2009 if not utilized. These net operating losses are subject to Section 382 limitations resulting in a limitation on net operating loss deductions of $1.1 million per year.

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for derecognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)	2007
Balance as of January 1, 2007	$180
Increases related to prior years tax positions	4
Decreases related to prior years tax positions	(112)
Increases related to current year tax positions	195

Balance as of December 31, 2007	$267

Included in the balance of unrecognized tax benefits at December 31, 2007 are potential benefits of $201 thousand that if recognized, would affect the effective tax rate on income from continuing operations. Also included in the balance of unrecognized tax benefits at December 31, 2007 are liabilities of $66 thousand that, if recognized, would be recorded as an adjustment to goodwill. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense of the Consolidated Statements of Income. At December 31, 2007, no interest and penalties were required to be recognized. At December 31, 2007, the tax years that remain subject to examination are 2004 through 2007 for both the Federal and State of Maryland tax authorities.

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

The following table presents a summary of per share data and amounts for the periods indicated:

	Year ended December 31,
(dollars in thousands, except per share data)	2007	2006	2005
Net income	$32,130	$70,003	$72,950
Basic EPS shares	31,972	32,727	32,956
Basic EPS	$1.00	$2.14	$2.21
Dilutive shares	223	355	700
Diluted EPS shares	32,195	33,082	33,656
Diluted EPS	$1.00	$2.12	$2.17
Antidilutive shares	1,341	31	456

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

	Year ended December 31,
	2007			2006			2005
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(130,699)	$(52,442)	$(78,257)	$2,875	$1,020	$1,855	$(25,383)	$(8,884)	$(16,499)
Reclassification of net losses (gains) realized in net income	44,991	17,609	27,382	5,924	1,996	3,928	(923)	(323)	(600)

Net unrealized gains (losses) on securities arising during the year	(85,708)	(34,833)	(50,875)	8,799	3,016	5,783	(26,306)	(9,207)	(17,099)

Net unrealized gains (losses) from derivative activities arising during the year	7,141	2,679	4,462	(851)	(237)	(614)	1,972	690	1,282
Employee benefit liability adjustment	324	(19)	343	—	—	—	418	249	169

Other comprehensive income (loss)	$(78,243)	$(32,173)	$(46,070)	$7,948	$2,779	$5,169	$(23,916)	$(8,268)	$(15,648)

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Net unrealized gains (losses) on Securities and Other Retained Interest	Net unrealized gains (losses) on Derivatives and Other Hedging Activities	Employee Benefit Liability Adjustment	Cumulative Other Comprehensive Loss
Balance at December 31, 2004	$2,182	$(2,452)	$(1,365)	$(1,635)
Net change in OCI	(17,099)	1,282	169	(15,648)

Balance at December 31, 2005	(14,917)	(1,170)	(1,196)	(17,283)
Net change in OCI	5,783	(614)	—	5,169
Initial Application of SFAS No. 158	—	—	(9,993)	(9,993)

Balance at December 31, 2006	(9,134)	(1,784)	(11,189)	(22,107)
Net change in OCI	(50,875)	4,462	343	(46,070)

Balance at December 31, 2007	$(60,009)	$2,678	$(10,846)	$(68,177)

NOTE 20—EMPLOYEE BENEFIT PLANS

Qualified Pension Plan

On March 31, 2005, the Corporation communicated to employees that the Corporation’s non-contributory defined benefit pension plan would be frozen for new entrants effective May 1, 2005. Participants in the plan prior to May 1, 2005 were not affected by this change. The pension plan provides an optional lump sum or monthly benefits upon retirement to participants based on average career earnings and length of service. The Corporation’s policy is to contribute amounts to the plan sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 (“ERISA”), as amended, plus such additional amounts as the Corporation deems appropriate.

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

SFAS No. 158 required that, at the time of initial application, delayed gains or losses and prior service costs shall be recognized as a component of other comprehensive income (loss), net of tax. The initial application of SFAS No. 158 had no affect on the net periodic benefit cost. Amounts initially recognized as a component of other comprehensive income (loss), net of tax, were recognized as a component of periodic benefit cost in the future which is consistent with current practice under SFAS Nos. 87 and 106. Actuarial gains and losses that arise in subsequent periods but not included in net periodic benefit costs were be recognized in OCI.

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

At December 31, 2005, accumulated other comprehensive income (loss) included $1.2 million, net of tax, associated with an additional liability in excess of prior service cost for the non-qualified pension plan. This amount was adjusted further due to the adoption of SFAS No. 158 and is reflected in the above adjustments. Adjustments to other assets represent prepaid amounts associated with the qualified pension plan, prior service costs and deferred tax amount.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2007	2006	2007	2006	2007	2006
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$49,811	$43,770	$9,117	$9,131	$350	$594
Service cost	2,223	2,206	1,046	139	3	4
Interest cost	2,859	2,526	527	527	20	18
Benefit payments	(5,200)	(2,339)	(469)	(428)	(30)	(25)
Plan change	—	(1,141)	—	—	—	(274)
Actuarial loss (gain)	(2,187)	4,789	407	(252)	—	33
Curtailment	—	—	—	—	—	—

Projected benefit obligation at December 31,	$47,506	$49,811	$10,628	$9,117	$343	$350

Change in Plan Assets:
Plan assets fair value at January 1,	53,042	49,087	—	—	—	—
Employer contributions	3,500	—	469	428	30	25
Benefit payments	(5,200)	(2,339)	(469)	(428)	(30)	(25)
Actual return on plan assets	1,375	6,294	—	—	—	—

Plan assets fair value at December 31,	$52,717	$53,042	$—	$—	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$5,211	$3,231	$(10,628)	$(9,117)	$(343)	$(350)

Accumulated Benefit Obligation at December 31,	$44,316	$46,455

The following presents amounts recognized in the Consolidated Statements of Condition for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Prepaid pension	$5,211	$3,231	$—	$—	$—	$—
Accrued liability	—	—	(10,628)	(9,117)	(343)	(350)

Total amount recognized	$5,211	$3,231	$(10,628)	$(9,117)	$(343)	$(350)

The table below presents the composition of the amounts recognized in the Consolidated Statements of Condition for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2007	2006	2007	2006	2007	2006
Contributions in excess of periodic benefit cost	$19,607	$17,764	$(6,866)	$(5,174)	$(372)	$(383)
Unrecognized prior service credit (cost)	(27)	70	(2,008)	(2,509)	106	112
Unrecognized net actuarial loss	(14,369)	(14,603)	(1,754)	(1,434)	(77)	(79)

Total amounts recognized	$5,211	$3,231	$(10,628)	$(9,117)	$(343)	$(350)

The following presents components of accumulated other comprehensive income (loss) that have been recognized as a portion of net periodic benefit expense for the year ended December 31:

	Qualified Pension Plan 2007	Non-Qualified Pension Plan 2007	Postretirement Benefits 2007
Net gain arising during the period	$696	$407	$—
Amortization:
Prior service (cost) credit	96	(502)	6
Gain (loss)	(930)	(87)	(2)

Total net adjustment to other comprehensive income (loss)	$(138)	$(182)	$4

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	6.61%	5.93%	5.88%	6.61%	5.93%	5.88%
Expected rate of increase in future compensation	4.00	4.00	4.00

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended December 31 includes the following components:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
(in thousands)	2007	2006	2005	2007	2006	2005	2007	2006	2005
Service cost - benefits earned during the year	$2,223	$2,206	$2,169	$1,046	$139	$117	$3	$4	$75
Interest cost on projected benefit obligation	2,859	2,526	2,341	527	527	491	20	18	60
Expected return on plan assets	(4,258)	(3,862)	(3,722)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	834	735	302	589	656	585	(4)	(6)	(111)
Curtailment gain	—	—	—	—	—	—	—	—	(1,203)

Net pension cost included in employee benefits expense	$1,658	$1,605	$1,090	$2,162	$1,322	$1,193	$19	$16	$(1,179)

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Discount rate	5.93%	5.88%	6.00%	5.93%	5.88%	6.00%	5.93%	5.88%	6.00%
Expected rate of increase in future compensation	4.00	4.00	4.00	4.00	4.00	4.00
Expected long-term rate of return on plan assets	8.00	8.00	8.50

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Qualified Pension Plan Assets

The investment objective for the qualified pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Guidelines are set to achieve a total return from investment income and capital appreciation that insure adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The upper and lower composition limits of the portfolio are covered by the following parameters—equities: 44-83%, fixed income: 27-37%, and cash and equivalents: 0-10%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor, which is unaffiliated with the Corporation or investment management, reviews the asset mix and portfolio performance with management. Management periodically evaluates the long-term rate of return on the qualified pension plan assets by reviewing the actual returns on the assets for specific periods of time, in addition to averaging the actual returns over specific periods of time. Based on these reviews, the vast majority of the rates of return for the qualified plan assets were greater than or equal to 8.0% for 2007, 8.0% for 2006 and 8.5% for 2005.

The pension plan weighted-average asset allocations of the qualified pension plan at December 31 by asset category were as follows:

	Qualified Pension Plan
	2007	2006
Equity securities	70.4%	70.8%
Debt securities	27.0%	26.5%
Cash	2.6%	2.7%

	100.0%	100.0%

Contributions

The minimum required contribution in 2008 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2008 to the qualified plan. During 2007, the Corporation contributed $3.5 million to the qualified pension plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2008, which is equal to the benefits paid under the plans.

Benefit Payments

Presented below are the estimated future benefit payments, which as appropriate, reflect expected future service.

(in thousands)	Qualified Pension Plan	Non-qualified Pension Plan	Post- retirement Benefits
2008	$3,060	$466	$36
2009	3,510	463	35
2010	3,217	526	34
2011	3,431	523	33
2012	3,718	895	32
2013-2017	20,245	5,840	142

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $2.8 million, $2.5 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2007. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

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

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,
(dollars in thousands)	2007	2006	2007	2006
Total equity capital per consolidated financial statements	$555,771	$633,631	$417,135	$504,082
Qualifying trust preferred securities	121,295	129,000	—	—
Accumulated other comprehensive loss	68,177	22,107	67,243	22,183

Adjusted capital	745,243	784,738	484,378	526,265
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(260,186)	(263,665)	(6,280)	(9,122)

Total tier 1 capital	485,057	521,073	478,098	517,143

Adjustments for tier 2 capital:
Allowance for loan losses	55,269	45,203	55,269	45,203
Qualifying trust preferred securities includable in tier 2 capital	7,705	—	—	—
Allowance for letter of credit losses	635	534	635	534

Total tier 2 capital adjustments	63,609	45,737	55,904	45,737

Total regulatory capital	$548,666	$566,810	$534,002	$562,880

Risk-weighted assets	$5,057,463	$4,781,982	$5,034,109	$4,770,854	Minimum Regulatory Requirements	To be “Well Capitalized”
Quarterly regulatory average assets	6,145,549	6,108,492	6,135,648	6,089,222
Ratios:
Tier 1 leverage	7.89%	8.53%	7.79%	8.49%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.59	10.90	9.50	10.84	4.00	6.00
Total regulatory capital to risk-weighted assets	10.85	11.85	10.61	11.80	8.00	10.00

NOTE 22—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 80 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 242 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2007:
Net interest income	$65,830	$99,762	$25,640	$191,232
Provision for loan losses	8,655	4,065	10,645	23,365

Net interest income after provision for loan losses	57,175	95,697	14,995	167,867
Non-interest income (loss)	20,149	107,676	(47,906)	79,919
Non-interest expense	27,864	153,363	29,862	211,089

Income (loss) before income taxes	49,460	50,010	(62,773)	36,697
Income tax expense (benefit)	6,155	6,224	(7,812)	4,567

Net income (loss)	$43,305	$43,786	$(54,961)	$32,130

Total assets	$2,431,842	$2,955,802	$1,077,402	$6,465,046

2006:
Net interest income	$61,394	$109,599	$33,418	$204,411
Provision for loan losses	1,283	2,328	362	3,973

Net interest income after provision for loan losses	60,111	107,271	33,056	200,438
Non-interest income (loss)	18,720	101,334	(6,792)	113,262
Non-interest expense	26,101	154,879	33,599	214,579

Income (loss) before income taxes	52,730	53,726	(7,335)	99,121
Income tax expense (benefit)	15,490	15,782	(2,154)	29,118

Net income (loss)	$37,240	$37,944	$(5,181)	$70,003

Total assets	$2,163,576	$3,068,326	$1,063,991	$6,295,893

2005:
Net interest income	$57,029	$102,344	$39,557	$198,930
Provision for loan losses	3,552	1,071	400	5,023

Net interest income after provision for loan losses	53,477	101,273	39,157	193,907
Non-interest income	15,476	95,779	1,034	112,289
Non-interest expense	23,505	145,758	31,474	200,737

Income before income taxes	45,448	51,294	8,717	105,459
Income tax expense	14,010	15,812	2,687	32,509

Net income	$31,438	$35,482	$6,030	$72,950

Total assets	$1,937,459	$3,116,892	$1,301,575	$6,355,926

The following table discloses the net carrying amount of goodwill at December 31, 2007, 2006 and 2005 respectively by segment.

(in thousands)	2007	2006	2005
Commercial Banking	$86,328	$86,621	$86,651
Consumer Banking	167,578	167,922	168,204

Total	$253,906	$254,543	$254,855

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

Deposits

The fair value of demand deposits, savings accounts and money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates and remaining maturities for currently offered certificates of deposit.

Borrowings

Fair values of the borrowings are based on quoted market prices of borrowings and debt with similar terms and remaining maturities.

Derivative Financial Instruments

Interest rate swaps and cap arrangements are valued at quoted market prices.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2007		2006
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$140,348	$140,348	$142,794	$142,794
Short-term investments	1,970	1,970	7,118	7,118
Mortgage loans held for sale	8,859	8,859	10,615	10,615
Securities available for sale	1,421,299	1,421,299	1,582,736	1,582,736
Securities held to maturity	47,265	47,540	101,867	102,950
Loans, net of allowance	4,160,057	4,208,397	3,820,289	3,747,850
Other assets—cash surrender value life insurance	167,052	167,052	160,822	160,822
Liabilities:
Deposits	4,179,520	3,952,507	4,140,112	3,847,677
Short-term borrowings	861,395	861,282	658,887	659,038
Long-term debt	771,683	770,418	828,079	835,127
Derivative financial instruments	7,134	7,134	1,390	1,390

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 24—PARENT COMPANY FINANCIAL INFORMATION

The statements of income, condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Income

	Year ended December 31,
(in thousands)	2007	2006	2005
Interest income from bank subsidiary	$76	$77	$92
Interest income from investment securities	909	837	—
Net derivative activities	418	243	(257)
Net losses	—	(83)	—
Dividend income from subsidiaries	81,693	71,990	41,635

Total income	83,096	73,064	41,470

Operating expenses	12,082	11,437	11,668

Income before income taxes and equity in undistributed income of subsidiaries	71,014	61,627	29,802
Income tax benefit	3,604	3,627	4,029

	74,618	65,254	33,831
Equity in undistributed income (loss) of subsidiaries	(42,488)	4,749	39,119

Net income	$32,130	$70,003	$72,950

Statements of Condition

	December 31,
(in thousands)	2007	2006
Assets:
Interest-bearing deposit with bank subsidiary	$657	$1,535
Securities available for sale	13,564	15,116
Investment in subsidiaries	421,363	508,115
Other assets	258,599	259,179

Total assets	$694,183	$783,945

Liabilities:
Long-term debt	$136,683	$136,857
Other liabilities	1,729	13,457

Total liabilities	138,412	150,314

Stockholders’ equity:
Common stock	31,622	32,433
Additional paid-in capital	347,603	370,425
Retained earnings	244,723	252,880
Net accumulated other comprehensive loss	(68,177)	(22,107)

Total stockholders’ equity	555,771	633,631

Total liabilities and stockholders’ equity	$694,183	$783,945

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2007	2006	2005
Operating activities:
Net income	$32,130	$70,003	$72,950
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	42,488	(4,749)	(39,119)
Other operating activities	(11,560)	12,253	6,430

Total adjustments	30,928	7,504	(32,689)

Net cash provided by operating activities	63,058	77,507	40,261

Investing activities:
Purchases of securities available for sale	—	(15,080)	—
Contributed from bank subsidiary	(236)	—	32,502

Net cash provided (used) by investing activities	(236)	(15,080)	32,502

Financing activities:
Proceeds from issuance of common stock	5,655	15,598	13,083
Purchase of treasury stock	(29,288)	(39,228)	(22,584)
Cash dividends on common stock	(40,287)	(38,413)	(35,729)
Redemption of junior subordinated debentures	—	—	(36,083)
Other financing activities	220	219	(722)

Net cash used by financing activities	(63,700)	(61,824)	(82,035)

Increase (decrease) in cash and cash equivalents	(878)	603	(9,272)
Cash and cash equivalents at beginning of period	1,535	932	10,204

Cash and cash equivalents at end of period	$657	$1,535	$932

Supplemental disclosures:
Income taxes refunded	$3,446	$2,351	$4,212

NOTE 25—SUBSEQUENT EVENTS

Subsequent to December 31, 2007, the REIT pooled trust preferred securities held by the Corporation continued to be adversely affected by economic conditions. The pools hold trust preferred securities issued by residential mortgage REITs that continue to experience a difficult operating environment due to challenges facing the mortgage origination and homebuilder sectors. Accordingly, the Corporation anticipates that additional write downs on its REIT trust preferred securities portfolio may be necessary in the first quarter of 2008. In 2007, the Corporation recorded a $47.5 million pre-tax write down relating to the REIT portfolio as a result of declines in dealer price quotes and a downgrade in the securities by the rating agencies.

Based upon newly available information, continued deterioration in market prices subsequent to year-end and its continuing analysis of the REIT trust preferred portfolio, the Corporation may realize additional impairment charges on some or all of the remaining $32.8 million of the REIT trust preferred portfolio at the end of the first quarter in 2008. These anticipated write downs result from the Corporation’s analysis of the individual securities’ credit risk surrounding the residential mortgage and homebuilding industries and the risk with respect to collection of future interest or principal payments on the securities.

Additionally, based upon the ongoing credit analysis of the Corporation’s non-agency mortgage backed securities portfolio, the Corporation may realize additional impairment charges on some or all of $14.9 million of that portfolio at the end of the first quarter of 2008 due to increased delinquency levels in the loans underlying these securities. At this time, there have been no other securities in the investment portfolio identified as other-than-temporarily impaired. The determination of actual impairment charges will be made at the end of the first quarter based upon information available to management at that time.

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

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2007 is effective.

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

KPMG LLP, an independent registered public accounting firm, has audited our financial statements that are in “Item 8. Financial Statements and Supplementary Data” and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2007.

February 29, 2008

/s/ Gary N. Geisel

Chairman of the Board and Chief Executive Officer

/s/ Dennis A. Starliper

Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2007.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information relating to the directors and officers, corporate governance and compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to the sections “Election of Directors,” “Corporate Governance” and “Other Information Relating to Directors and Executive Officers” in the Corporation’s Proxy Statement for the 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

The Corporation has adopted a Code of Business Conduct and Ethics which is available in the “Corporate Governance” section of the “Investor Relations” page of Provident’s website at www.provbank.com.

Item 11. Executive Compensation

The information regarding executive compensation is incorporated herein by reference to the text and tables under Corporate Governance—“Directors’ Compensation,” “Executive Compensation,” “Compensation Disclosure and Analysis” and “Compensation Committee Report” in the Corporation’s Proxy Statement.

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

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2007, about Corporation equity securities that may be issued under all of Provident Bankshares’ equity compensation plans. The Corporation’s stockholders approved each of the Corporation’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	2,323,946	$29.18	4,335,166
Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	2,323,946	$29.18	4,335,166

Performance Graph

The SEC requires that Provident include a line-graph comparing cumulative shareholder returns as of December 31 for each of the last five years among the common stock, a broad market index and either a nationally-recognized industry standard or an index of peer companies selected by Provident, assuming in each case both an initial $100 investment and reinvestment of dividends. Consistent with past practice, the Corporation has selected the Nasdaq Market Index as the relevant broad market index because prices for the common stock are quoted on the Nasdaq Global Select Market. Additionally, the Corporation has selected the Hemscott Group Index (formerly known as the Coredata Group Index) as the relevant industry standard because such index consist of financial institutions which are headquarter in the mid-Atlantic region and the board of directors believes that such institutions generally possess assets, liabilities and operations more similar to those Provident and its subsidiaries than other publicly-available indices.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

AMONG PROVIDENT BANKSHARES CORP.,

NASDAQ MARKET INDEX AND HEMSCOTT GROUP INDEX

ASSUMES $100 INVESTED ON JAN. 1, 2003

ASSUMES DIVIDEND REINVESTED

FISCAL YEAR ENDING DEC. 31, 2007

	Fiscal Year Ending
Company/Index/Market	2002	2003	2004	2005	2006	2007
Provident Bankshares Corp	100.00	132.59	168.46	161.74	176.10	110.29
Regional Mid Atlantic Banks	100.00	127.47	145.37	146.48	164.98	120.40
NASDAQ Market Index	100.00	150.36	163.00	166.58	183.68	201.91

Item 13. Certain Relationships and Related Transactions, Director Independence

The information relating to certain relationships and related transactions and director independence is incorporated herein by reference to the sections “Corporate Governance,” “Election of Directors” and “Other Information Relating to Directors and Executive Officers -Transactions with Management” in the Corporation’s Proxy Statement.

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

(3) Exhibits

The following is an index of the exhibits included in this report:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated Bylaws of Provident Bankshares Corporation (2)

(10.1)	Executive Incentive Plan (8)

(10.2)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (3)

(10.3)	Form of Change in Control Agreement between Provident Bankshares Corporation and Certain Executive Officers (4)

(10.4)	Form of Change in Control Agreement between Provident Bank of Maryland and Certain Executive Officers (4)

(10.5)	Form of Deferred Compensation Plan for Outside Directors (5)

(10.6)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (5)

(10.7)	Supplemental Retirement Income Agreement for Peter M. Martin (6)

(10.8)	Supplemental Retirement Income Agreement for Gary N. Geisel (6)

(10.9)	Provident Bankshares Corporation 2004 Equity Compensation Plan (9)

(10.10)	Consulting Agreement between Provident Bank and Enos K. Fry (10)

(10.11)	Form of Supplemental Retirement Income Agreement for Kevin G. Byrnes and Dennis A. Starliper.(11)

(11.0)	Statement re: Computation of Per Share Earnings (7)

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007
(3)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(4)	Incorporated by reference from Registrant’s 1995 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 18, 1996.
(5)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.

(6)	Incorporated by reference from Registrant’s 2002 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 7, 2003.
(7)	Incorporated herein by reference to Note 18 in the Notes to Consolidated Financial Statements.
(8)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on March 26, 2007.
(9)	Incorporated herein by reference from Appendix F to the Registrant’s Form S-4, as amended, (File No. 333-112083) initially filed with the Commission on January 22, 2004.
(10)	Incorporated by reference from Registrant’s June 2006 Quarterly Report on Form 10-Q (File No. 0-16421) filed with the Commission on August 9, 2006.
(11)	Incorporated by reference from Registrant’s 2006 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 1, 2007.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

February 29, 2008	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

February 29, 2008	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

February 29, 2008	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

A Majority of the Board of Directors*

Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, William J. Crowley, Jr., James G. Davis, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan J. Logan, Barbara B. Lucas, Peter M. Martin, Pamela J. Mazza, Frederick W. Meier, Jr., Dale B. Peck, Francis G. Riggs, Sheila K. Riggs

*	Pursuant to the Power of Attorney incorporated by reference.

February 29, 2008	By	/s/ KAREN L. MALECKI
Karen L. Malecki
Attorney-in-fact