Form 10-Q
period 2008-03-31
PROVIDENT BANKSHARES CORP
filed 2008-05-09
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filed, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 6, 2008, the Registrant had 33,147,422 shares of $1.00 par value common stock outstanding.

Forward-looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) (including, without limitation, the Corporation’s 2007 Annual Report to Stockholders) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; impairment charges with respect to investment securities; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K for the fiscal year ended December 31, 2007 under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Corporation’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	March 31, 2008	December 31, 2007	March 31, 2007
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$125,731	$140,348	$124,528
Short-term investments	2,011	1,970	2,603
Mortgage loans held for sale	15,541	8,859	12,356
Securities available for sale	1,366,779	1,421,299	1,569,279
Securities held to maturity	47,146	47,265	68,904
Loans	4,202,677	4,215,326	3,890,421
Less allowance for loan losses	55,249	55,269	45,519

Net loans	4,147,428	4,160,057	3,844,902

Premises and equipment, net	59,523	59,979	64,670
Accrued interest receivable	29,753	33,883	34,997
Goodwill	253,906	253,906	253,906
Intangible assets	5,836	6,152	8,515
Other assets	350,262	331,328	250,032

Total assets	$6,403,916	$6,465,046	$6,234,692

Liabilities:
Deposits:
Noninterest-bearing	$686,289	$676,260	$769,081
Interest-bearing	3,684,338	3,503,260	3,513,319

Total deposits	4,370,627	4,179,520	4,282,400

Short-term borrowings	684,946	861,395	498,118
Long-term debt	771,640	771,683	781,776
Accrued expenses and other liabilities	59,154	96,677	36,601

Total liabilities	5,886,367	5,909,275	5,598,895

Stockholders’ Equity:
Common stock (par value $1.00) authorized 100,000,000 shares; issued 31,737,501, 31,621,956 and 32,243,534 shares at March 31, 2008, December 31, 2007 and March 31, 2007, respectively	31,738	31,622	32,244
Additional paid-in capital	347,992	347,603	362,224
Retained earnings	216,700	244,723	259,115
Net accumulated other comprehensive loss	(78,881)	(68,177)	(17,786)

Total stockholders’ equity	517,549	555,771	635,797

Total liabilities and stockholders’ equity	$6,403,916	$6,465,046	$6,234,692

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Income—Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2008	2007
Interest Income:
Loans, including fees	$66,369	$69,254
Investment securities	19,731	22,378
Tax-advantaged loans and securities	1,639	1,467
Short-term investments	36	97

Total interest income	87,775	93,196

Interest Expense:
Deposits	28,210	25,554
Short-term borrowings	6,089	7,742
Long-term debt	8,487	10,965

Total interest expense	42,786	44,261

Net interest income	44,989	48,935
Less provision for loan losses	3,114	1,052

Net interest income after provision for loan losses	41,875	47,883

Non-Interest Income:
Service charges on deposit accounts	21,031	22,179
Commissions and fees	1,562	1,662
Impairment on investment securities	(42,655)	—
Net gains (losses)	(191)	1,203
Net derivative activities	39	143
Other non-interest income	5,090	4,682

Total non-interest income (loss)	(15,124)	29,869

Non-Interest Expense:
Salaries and employee benefits	26,682	27,929
Occupancy expense, net	5,972	6,104
Furniture and equipment expense	3,753	3,785
External processing fees	5,248	5,090
Restructuring activities	74	867
Other non-interest expense	9,702	10,993

Total non-interest expense	51,431	54,768

Income (loss) before income taxes	(24,680)	22,984
Income tax expense (benefit)	(7,058)	6,870

Net income (loss)	$(17,622)	$16,114

Net Income (Loss) Per Share Amounts:
Basic	$(0.56)	$0.50
Diluted	(0.56)	0.50

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Three Months Ended March 31,
(in thousands)	2008	2007
Operating Activities:
Net income (loss)	$(17,622)	$16,114
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,167	4,938
Provision for loan losses	3,114	1,052
Provision for deferred income tax benefit	(12,354)	(1,389)
Impairment on investment securities	42,655	—
Net (gains) losses	191	(1,203)
Net derivative activities	(39)	(143)
Originated loans held for sale	(28,498)	(31,052)
Proceeds from sales of loans held for sale	21,928	29,491
Restructuring activities	74	867
Cash payments for restructuring activities	(154)	(510)
Share based payments	534	421
Net decrease in accrued interest receivable and other assets	9,650	14,112
Net increase (decrease) in accrued expenses and other liabilities	(716)	1,417

Total adjustments	40,552	18,001

Net cash provided by operating activities	22,930	34,115

Investing Activities:
Principal collections and maturities of securities available for sale	28,831	39,616
Principal collections and maturities of securities held to maturity	—	31,815
Proceeds from sales of securities available for sale	—	37,015
Purchases of securities available for sale	(40,589)	(56,993)
Loan originations and purchases less principal collections	10,131	(25,165)
Purchases of premises and equipment	(2,817)	(1,753)
Sale of branch facility	—	1,967

Net cash provided (used) by investing activities	(4,444)	26,502

Financing Activities:
Net increase in deposits	153,960	142,288
Net decrease in short-term borrowings	(176,449)	(160,769)
Proceeds from long-term debt	25,000	25,000
Payments and maturities of long-term debt	(25,266)	(71,225)
Proceeds from issuance of stock	127	1,206
Tax (expenses) benefits associated with share based payments	(156)	100
Purchase of treasury stock	—	(10,119)
Cash dividends paid on common stock	(10,278)	(9,879)

Net cash used by financing activities	(33,062)	(83,398)

Decrease in cash and cash equivalents	(14,576)	(22,781)
Cash and cash equivalents at beginning of period	142,318	149,912

Cash and cash equivalents at end of period	$127,742	$127,131

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$26,165	$26,781
Income taxes paid	231	90
Impairment of premises and equipment	—	357

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

March 31, 2008

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP and reflect all adjustments which are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

Certain prior periods and prior years’ amounts in the unaudited Condensed Consolidated Financial Statements have been reclassified to conform to the presentation used for the current period. These reclassifications have no effect on stockholders’ equity or net income as previously reported.

Use of Estimates

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the audited Consolidated Financial Statements or in the notes to the audited Consolidated Financial Statements as included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s unaudited Condensed Consolidated Financial Statements.

Other Changes in Accounting Principles

Effective January 1, 2008, the Corporation adopted the Emerging Issues Task Force (“EITF”) issue EITF No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance was recognized through a $122 thousand cumulative adjustment of beginning retained earnings.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which will be effective for business combinations occurring on or after December 15, 2008. Early adoption is prohibited. The statement provides guidance on the concept of control of another business and provides further guidance regarding the definition of a business. It further provides an acquisition model which must be used to account for a business combination including the measurement of the fair value of the acquisition, treatment of transaction costs, contingent consideration, the recognition and measurement of assets, liabilities and noncontrolling interests, treatment of partial acquisitions and determination of goodwill. The Corporation is evaluating the implications of this guidance.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of an entity’s uses of derivative instruments, how the derivatives are accounted for and how the derivatives instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Corporation is currently evaluating the disclosure requirements of this guidance and any implications it may have on the operations of the Corporation.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation effectively partially adopted the provisions of SFAS No. 157. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date. SFAS No.157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have a material effect on the Corporation’s financial position or results of operations.

The Corporation has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on internally developed fair value models that use market-based or independently sourced market data, which include interest rate yield curves, prepayment speeds, bond ratings and cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments include amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimated and therefore, subject to management’s judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The Corporation has various controls in place to ensure that the valuations are appropriate, including a review and approval of the valuation models, benchmarking, comparison to similar products and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Corporation believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular category.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Assets

Loans held for sale

Loans held for sale are classified as Level 3 because they are valued based on the unobservable contractual terms established with a third party purchaser who processes and purchases the loans at their face amount.

Investment securities

When quoted prices are available in an active market, securities are classified as Level 1 within the valuation hierarchy. These securities include highly liquid government bonds, mortgage products and, if applicable, exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows. Such instruments would be generally classified within Level 2 of the valuation hierarchy and include certain collateralized mortgage obligations and municipal debt obligations. In certain cases where there is limited activity or less transparency to the valuation inputs, securities are classified as Level 3 within the valuation hierarchy. These securities include asset-backed securities and pooled trust preferred securities.

Derivatives

The Corporation’s open derivative positions are valued using third party developed models that use as their basis some observable market data or inputs and significant unobservable market data developed by the third party. These derivatives that are less actively traded are considered within Level 3 of the valuation hierarchy. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be unobservable. Exchange-traded derivatives, if applicable, are valued using quoted prices and classified within Level 1 of the valuation hierarchy. At March 31, 2008, the Corporation did not have any exchange-traded derivatives.

Cash surrender value of life insurance contracts

Cash surrender values are provided by the insurance carrier on a periodic basis. The values approximate the fair value of these policies. The values assigned the individual policies, which are not actively traded on any exchange, are not observable and are considered within Level 3 of the valuation hierarchy. The fair value determined by each insurance carrier is based on the cash surrender values of each policy where the Corporation is the beneficiary.

The following table presents the financial instruments measured at fair value on a recurring basis as of March 31, 2008 on the Condensed Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

	At March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$15,541	$—	$—	$15,541
Securities available for sale	1,366,779	649,145	247,282	470,352
Derivatives	9,851	—	9,851	—
Bank owned life insurance	154,790	—	—	154,790

Total assets at fair value	$1,546,961	$649,145	$257,133	$640,683

Other liabilities
Derivatives	220	—	220	—

Total liabilities at fair value	$220	$—	$220	$—

Changes in Level 3 fair value measurements

The table below includes a roll forward of the Statement of Financial Condition amounts for the three months ending March 31, 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Assets and liabilities measured at fair value on a recurring basis

(in thousands)	Mortgage loans held for sale	Securities available for sale	Bank owned life insurance
Balance at December 31, 2007	$8,859	$519,278	$153,355
Total net gains (losses) for the quarter included in :
Net gains (losses)	112	(19,439)	1,435
Other comprehensive income (loss), gross	—	(27,678)	—
Purchases, sales or settlements, net	6,570	(1,809)	—
Net transfer in/out of Level 3	—	—	—

Balance at March 31, 2008	$15,541	$470,352	$154,790

Net unrealized gains (losses) included in net income for the quarter relating to assets and liabilities held at March 31, 2008	$—	$(19,439)	$1,435

The following table indicates the changes in fair value recognized in the Condensed Consolidated Statement of Income

	Changes in fair value for the Three Months Ended March 31, 2008
(in thousands)	Net gains (losses)	Other non-interest income	Total changes in fair values included in current period earnings
Mortgage loans held for sale	$—	$112	$112
Securities available for sale	(19,439)	—	(19,439)
Bank owned life insurance	—	1,435	1,435

Total assets at fair value	$(19,439)	$1,547	$(17,892)

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value in certain circumstances, such as when there is evidence of impairment or when required for annual reporting in the Corporation’s Form 10-K.

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$45,592	$41	$—	$45,633
Mortgage-backed securities	712,184	3,247	18,584	696,847
Municipal securities	151,650	2,505	209	153,946
Other debt securities	580,695	143	110,485	470,353

Total securities available for sale	1,490,121	5,936	129,278	1,366,779

Securities held to maturity:
Other debt securities	47,146	714	2,538	45,322

Total securities held to maturity	47,146	714	2,538	45,322

Total investment securities	$1,537,267	$6,650	$131,816	$1,412,101

December 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,928	$26	$—	$41,954
Mortgage-backed securities	724,744	1,295	19,664	706,375
Municipal securities	152,865	1,156	330	153,691
Other debt securities	601,837	348	82,906	519,279

Total securities available for sale	1,521,374	2,825	102,900	1,421,299

Securities held to maturity:
Other debt securities	47,265	770	495	47,540

Total securities held to maturity	47,265	770	495	47,540

Total investment securities	$1,568,639	$3,595	$103,395	$1,468,839

March 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$68,327	$1	$1,686	$66,642
Mortgage-backed securities	700,119	1,272	15,614	685,777
Municipal securities	122,513	706	314	122,905
Other debt securities	688,550	6,941	1,536	693,955

Total securities available for sale	1,579,509	8,920	19,150	1,569,279

Securities held to maturity:
Other debt securities	68,904	1,809	244	70,469

Total securities held to maturity	68,904	1,809	244	70,469

Total investment securities	$1,648,413	$10,729	$19,394	$1,639,748

At March 31, 2008, a net unrealized after-tax loss of $74.3 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compared to a net unrealized after-tax loss of $5.8 million at March 31, 2007 and a net unrealized after-tax loss of $60.0 million at December 31, 2007.

Management reviews the investment securities portfolio on a periodic basis to determine the cause of declines in the fair value of each security. Thorough evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over a reasonable period of time, the length of time the security is in a loss position and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Following its credit review for the period ended March 31, 2008, the Corporation wrote down the values of certain securities by $42.7 million by reducing their carrying values to current market values at that date. The $42.7 million was comprised of $19.5 million in the REIT trust preferred securities portfolio and $23.2 million in the non-agency mortgage-backed securities portfolio. Originally $105 million, the REIT trust preferred securities portfolio was written down by $47.5 million in December 2007, and was written down an additional $19.5 million in the first quarter of 2008 due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities. Subsequent to all write-downs, the REIT trust preferred securities portfolio was $38.1 million at March 31, 2008. Write-downs for the quarter ended March 31, 2008 to the Corporation’s $130.1 million non-agency mortgage-backed securities portfolio resulted from higher delinquency and foreclosure levels of the national residential mortgages which collateralize these pooled securities. Management deemed the write-downs necessary in light of these portfolios’ current performance and market values at March 31, 2008. For further details regarding investment securities and impairment of investment securities at December 31, 2007, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2007. The Corporation will continue to evaluate the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. At March 31, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

NOTE 4—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Residential real estate:
Originated and acquired residential mortgage	$280,772	$296,783	$319,437
Home equity	1,081,953	1,082,819	1,003,666
Other consumer:
Marine	360,343	352,604	374,206
Other	26,287	26,101	25,065

Total consumer	1,749,355	1,758,307	1,722,374

Commercial real estate:
Commercial mortgage	488,309	439,229	454,096
Residential construction	596,698	631,063	586,127
Commercial construction	445,475	447,394	369,657
Commercial business	922,840	939,333	758,167

Total commercial	2,453,322	2,457,019	2,168,047

Total loans	$4,202,677	$4,215,326	$3,890,421

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2008	2007
Balance at beginning of period	$55,269	$45,203
Provision for loan losses	3,114	1,052
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	225	138
Home equity	237	26
Marine and other consumer	438	465
Residential construction	320	—
Commercial business	1,914	107

Net charge-offs	3,134	736

Balance at end of period	$55,249	$45,519

NOTE 6—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2008.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2007	$254,528	$(622)	$253,906

Balance at March 31, 2008	$254,528	$(622)	$253,906

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at December 31, 2007	$13,473	$(7,321)	$6,152
Amortization expense		(316)	(316)

Balance at March 31, 2008	$13,473	$(7,637)	$5,836

NOTE 7—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Interest-bearing deposits:
Interest-bearing demand	$488,010	$479,436	$580,557
Money market	652,379	675,077	560,085
Savings	549,243	512,684	605,602
Direct time certificates of deposit	1,090,271	1,094,622	1,227,188
Brokered certificates of deposit	904,435	741,441	539,887

Total interest-bearing deposits	3,684,338	3,503,260	3,513,319
Noninterest-bearing deposits	686,289	676,260	769,081

Total deposits	$4,370,627	$4,179,520	$4,282,400

NOTE 8—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Securities sold under repurchase agreements	$241,921	$309,712	$335,637
Federal funds purchased	355,000	549,000	160,000
Federal Home Loan Bank advances - fixed rate	75,000	—	—
Other short-term borrowings	13,025	2,683	2,481

Total short-term borrowings	$684,946	$861,395	$498,118

NOTE 9—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	March 31, 2008	December 31, 2007	March 31, 2007
Federal Home Loan Bank advances - fixed rate	$90,000	$90,000	$24,963
Federal Home Loan Bank advances - variable rate	545,000	545,000	620,000
Junior Subordinated Debentures	136,640	136,683	136,813

Total long-term debt	$771,640	$771,683	$781,776

NOTE 10—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (the “Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At March 31, 2008, 3.3 million shares were available to be granted by the Corporation pursuant to the plan.

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

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant;

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options.

•	Expected volatility is based on the historical volatility of the Corporation’s stock price and

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends.

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options granted during the periods indicated using these assumptions.

	Three Months Ended March 31,
	2008	2007
Weighted average dividend yield	7.39%	3.41%
Weighted average risk-free interest rate	2.98%	4.72%
Weighted average expected volatility	20.73%	16.69%
Weighted average expected life	5.25 years	5.25 years
Weighted average fair value of options granted	$1.26	$5.44

The Corporation recognized compensation expense related to options of $221 thousand and $246 thousand for the three months ended March 31, 2008 and 2007, respectively. The intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $49 thousand and $323 thousand, respectively. Unrecognized compensation cost related to non-vested options was $3.5 million and $3.0 million at March 31, 2008 and 2007, respectively, and is expected to be recognized over a weighted average period of 3.4 years and 3.5 years, respectively.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	2,323,946	$29.18
Granted	1,120,024	$17.36
Exercised	(9,450)	$13.48
Cancelled or expired	(177,008)	$29.22

Options outstanding at March 31, 2008	3,257,512	$25.16	6.00	$27

Options exercisable at March 31, 2008	1,710,556	$27.94	4.70	$27

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2008	2007
Grants to directors	$—	$—
Grants to employees	$300	$232
Fair value of grants vested	$1,131	$740

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2007	107,152	$35.48
Granted	111,188	$17.37
Vested	(31,999)	$35.35
Cancelled	(3,722)	$35.52

Unvested at March 31, 2008	182,619	$24.47

At March 31, 2008, unrecognized compensation cost related to non-vested restricted stock grants was $4.3 million and is expected to be recognized over a weighted average period of 3.3 years.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. During all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by equal and offsetting amounts. At March 31, 2008, there were no derivatives designated as fair value hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the three months ended March 31, 2008, the Corporation recorded an increase in the value of derivatives of $3.6 million compared to an increase of $1.0 million for the same period in 2007, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of cash flow hedges resulted in a credit to earnings of $9 thousand for the three months ended March 31, 2008. For the three months ended March 31, 2007 there was no ineffectiveness with respect to cash flow hedges.

During the first quarter of 2008, the Corporation closed out a $40.0 million non-designated derivative and added two non-designated derivatives for $4.0 million each. Typically, interest rate swaps that are classified as non-designated derivatives are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. Non-designated derivatives may represent interest rate protection on the Corporation’s net interest income or derivative products provided to customers but do not meet the requirements to receive hedge accounting treatment. For the three months ended March 31, 2008 and 2007, the Corporation recorded net losses of $266 thousand and $63 thousand, respectively, to reflect the change in value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $296 thousand and $206 thousand for the three months ended March 31, 2008 and 2007, respectively. These transactions are recorded in net derivative activities on the Condensed Consolidated Statements of Income.

Where appropriate, the Corporation obtains collateral to reduce counterparty risk associated with interest rate swaps. To the extent the master netting arrangements meet the requirements of FSP FIN 39-1 “Amendment of FASB Interpretation No. 39, amounts are reflected on the Condensed Consolidated Statement of Condition at a net amount. At March 31, 2008, cash collateral of $10.3 million was included in the Condensed Consolidated Statement of Condition and netted against the fair value of the derivative positions.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
March 31, 2008
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$255,450	$10,151	$10,151
Interest rate caps/corridors	Hedge borrowing cost	25,000	7	7

Total designated derivatives		280,450	10,158	10,158

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		4,000	—	(11)
Receive fixed/pay variable		4,000	27	27

Total non-designated derivatives		8,000	27	16

Total derivatives		$288,450	$10,185	$10,174

December 31, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$272,450	$5,002	$4,968
Interest rate caps/corridors	Hedge borrowing cost	25,000	71	71

Total designated derivatives		297,450	5,073	5,039

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,095	2,095

Total non-designated derivatives		40,000	2,095	2,095

Total derivatives		$337,450	$7,168	$7,134

March 31, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$293,450	$716	$(282)
Receive fixed/pay variable	Hedge borrowing cost	25,000	—	(83)
Interest rate caps/corridors	Hedge borrowing cost	100,000	422	422

Total designated derivatives		418,450	1,138	57

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	3,245	3,245

Total non-designated derivatives		40,000	3,245	3,245

Total derivatives		$458,450	$4,383	$3,302

NOTE 12—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	March 31, 2008
Commercial business and real estate	$841,631
Consumer revolving credit	828,141
Residential mortgage credit	15,242
Performance standby letters of credit	129,001
Commercial letters of credit	3,152

Total loan commitments	$1,817,167

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

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s results of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that, even if a class is certified, the potential damages in the Bednar litigation would not be material to the Bank’s results of operations.

NOTE 13—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net gains (losses):
Securities sales	$—	$212
Asset sales	26	838
Extinguishment of debt and early redemption of brokered CDs	(217)	153

Net gains (losses)	$(191)	$1,203

NOTE 14—RESTRUCTURING ACTIVITIES

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

All amounts accrued with respect to the initiatives discussed above have been recognized in the Condensed Consolidated Statements of Income for the three months ended March 31, 2008 and 2007.

The incurred costs for all restructuring activities are reflected in the following tables:

	For the Three Months Ended March 31, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$19	$19
Other related costs	55	—	55

Total restructuring activities	$55	$19	$74

	For the Three Months Ended March 31, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Contract terminations	$473	—	$473
Impairment of fixed assets	357	—	357
Other related costs	37	—	37

Total restructuring activities	$867	$—	$867

The following table reflects a roll-forward of the accrued liability associated with the restructuring activities:

	At March 31, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2007	$—	$147	$147
Branch closure costs	55	—	55
Efficiency initiatives costs	—	19	19
Cash payments	(55)	(99)	(154)

Balance at March 31, 2008	$—	$67	$67

Future costs associated with efficiency initiatives have not been incurred or estimated at this time and have not been recognized as liabilities at March 31, 2008. The expected completion date of the restructuring activities is mid 2008.

NOTE 15—INCOME TAXES

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for de-recognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Income. At January 1, 2007, no interest and penalties were required to be recognized. At March 31, 2008, the Corporation did not have any material unrecognized tax benefits and no interest and penalties were required to be recognized. The tax years that remain subject to examination are 2004 through 2007 for both the Federal and State of Maryland tax authorities.

NOTE 16—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31,
(in thousands, except per share data)	2008	2007
Net income (loss)	$(17,622)	$16,114
Basic EPS shares	31,537	32,196
Basic EPS	$(0.56)	$0.50
Dilutive shares	—	300
Diluted EPS shares	31,537	32,496
Diluted EPS	$(0.56)	$0.50
Antidilutive shares	2,628	627

NOTE 17—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated.

(in thousands)	Three Months Ended March 31,
	2008			2007
	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(66,025)	$(25,691)	$(40,334)	$5,690	$2,251	$3,439
Reclassification of net (gains) losses realized in net income	42,655	16,596	26,059	(212)	(84)	(128)

Net unrealized gains (losses) on securities arising during the year	(23,370)	(9,095)	(14,275)	5,478	2,167	3,311
Net unrealized gains from derivative activities arising during the year	5,897	2,326	3,571	1,370	360	1,010

Other comprehensive income (loss)	$(17,473)	$(6,769)	(10,704)	$6,848	$2,527	4,321

Net income (loss)			(17,622)			16,114

Comprehensive income (loss)			$(28,326)			$20,435

NOTE 18—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended March 31,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2008	2007	2008	2007	2008	2007
Service cost - benefits earned during the period	$636	$632	$188	$257	$1	$1
Interest cost on projected benefit obligation	817	724	95	215	5	6
Expected return on plan assets	(1,217)	(1,107)	—	—	—	—
Net amortization and deferral of loss (gain)	238	211	106	68	(1)	(2)

Net pension cost included in employee benefits expense	$474	$460	$389	$540	$5	$5

The minimum required contribution in 2008 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. Given these uncertainties and the lack of available data at this time, the Corporation is not able to reliably estimate the maximum deductible contribution or the future amounts that may be contributed in 2008 to the qualified plan. No contributions were made to the qualified pension plan during the three months ended March 31, 2008.

For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2008, which is equal to the benefits paid under the plans.

NOTE 19—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 80 traditional and 62 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 195 Bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended March 31,	2008				2007
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$17,478	$22,498	$5,013	$44,989	$15,737	$25,008	$8,190	$48,935
Provision for loan losses	2,060	879	175	3,114	17	582	453	1,052

Net interest income after provision for loan losses	15,418	21,619	4,838	41,875	15,720	24,426	7,737	47,883
Non-interest income (loss)	5,021	22,851	(42,996)	(15,124)	4,853	24,952	64	29,869
Non-interest expense	6,314	37,226	7,891	51,431	6,116	40,939	7,713	54,768

Income (loss) before income taxes	14,125	7,244	(46,049)	(24,680)	14,457	8,439	88	22,984
Income tax expense (benefit)	4,040	2,072	(13,170)	(7,058)	4,321	2,523	26	6,870

Net income (loss)	$10,085	$5,172	$(32,879)	$(17,622)	$10,136	$5,916	$62	$16,114

Total assets	$2,426,244	$3,027,399	$950,273	$6,403,916	$2,182,262	$3,156,421	$896,009	$6,234,692

NOTE 20—SUBSEQUENT EVENT

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Company and members of Company’s board of directors in connection with the private placement of approximately $64.8 million of its capital stock. The Agreement provides for the sale of 1,422,110 shares of the Corporation’s common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the equity offering totaled approximately $63 million.

Each share of Series A Preferred will automatically convert into 95.238 shares of common stock on April 1, 2011. Holders may elect to convert at any time prior to that date. The conversion rate will be subject to customary anti-dilution adjustments. The aggregate number of common and preferred shares to be issued represents approximately 17% of the Corporation’s common stock outstanding after the offering (assuming conversion of the Series A Preferred).

The Series A Preferred will pay dividends in cash, when declared by the Board of Directors, at a rate of 10.0% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. In the event that the Corporation increases its quarterly dividend on its common stock above $0.165, the holders of the Series A Preferred will be entitled to an additional dividend at rate per annum equal to the percentage increase above $0.165 multiplied by 10.0%. No dividends may be paid on the Corporation’s common stock unless dividends have been paid in full on the Series A Preferred.

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Beginning on May 1, 2013, Provident Bank may redeem some or all of the subordinated notes, at any time, at a price equal to 100% of the principal amount of such notes redeemed plus accrued and unpaid interest to the redemption date. Sandler O’Neill & Partners, L.P. was the initial purchaser of the subordinated notes. Net proceeds from the debt offering totaled approximately $48.2 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (“the Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”), a Maryland chartered stock commercial bank. At March 31, 2008, the Bank is the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 62 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 142 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 142 banking offices, 49% are located in the Greater Baltimore region and 51% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 195 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network, which provides free access to more than 11,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Business Banking. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer loan, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The business banking segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Commercial Banking provides lending services through its commercial business division and its commercial real estate division. Commercial business division provides customized banking solutions to middle market commercial customers while the commercial real estate division provides the lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer. During 2007, management has introduced a remote deposit product, which allows a customer to electronically post their deposits directly from the workplace. This product was designed to attract and retain commercial deposits. Business clients have embraced this convenience-based product. In addition, the Bank has significantly expanded its online deposit account capabilities, including the introduction of mobile banking services in March 2008.

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

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by a net 29 in-store or traditional branches.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries year over year, unless otherwise indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes as well as the other information herein.

Overview of Income and Expenses

Income

The Corporation has two primary sources of pre-tax income. The first is net interest income. Net interest income is the difference between interest income—which is the income that the Corporation earns on its loans and investments—and interest expense—which is the interest that the Corporation pays on its deposits and borrowings.

The second principal source of pre-tax income is non-interest income—the compensation received from providing products and services. The majority of the non-interest income comes from service charges on deposit accounts. The Corporation also earns income from insurance commissions, mortgage banking fees and other fees and charges.

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property. fixed assets or early extinguishment of debt. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Corporation’s primary source of income.

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

Furniture and equipment include expenses and depreciation charges related to office and banking equipment. Depreciation of furniture and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives are 2 to 15 years for building and leasehold improvements, and 3 to 10 years for furniture and equipment.

External processing fees are fees paid to third parties mainly for data processing services.

Restructuring activities are incremental expenses associated with corporate-wide efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as is discussed further in the Notes to the Condensed Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Condensed Consolidated Financial Statements: allowance for loan losses, other-than-temporary-impairment of investment securities, derivative financial instruments, goodwill and intangible assets, asset prepayment rates, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the Notes to the Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

The financial condition of the Corporation reflects the strengthening of the Corporation’s franchise in the key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia, through expanded business development and the execution of the Corporation’s strategic priorities and the strengthening of the balance sheet by growing loans and deposits along with maintaining loan credit quality in an uncertain economic environment. Strong growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) was a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation was also successful in growing deposits, mainly from the use of brokered certificates of deposit, which offset the decline in deposits resulting from the sale of six branches and associated deposits to Union Bankshares in September 2007, increased competition for deposits and the significant decline in real estate title activity. The success in the core banking performance has led to growth in average relationship-based loans of $394.1 million, or 11.1% and average deposits of $137.2 million, compared to the first quarter of 2007. At March 31, 2008, total assets were $6.4 billion, while total loans and deposits were $4.2 billion and $4.4 billion, respectively.

Consistent with the Corporation’s strategy, growth in internally generated loan portfolios has replaced the decline in wholesale assets (originated and acquired residential mortgages and investment securities) as the Corporation strengthens the balance sheet by growing relationship-based portfolios and de-emphasizing wholesale assets. Loan credit quality continues to be a focus for the Corporation during these uncertain economic times. Loan credit quality has remained stable from December 31, 2007 and has not revealed any significant deterioration. In addition, long-term capital growth is a specific focus for the Corporation. At March 31, 2008, tangible common equity as a percentage of tangible assets was 5.48%, a decline from 5.86% at December 31, 2007. The decline in tangible common equity at March 31, 2008 is mainly attributable to a $42.7 million pre-tax write-down of certain investment securities. To provide capital growth; and as detailed in Note 20 above, the Corporation completed a multi-tiered capital plan in April 2008 to strengthen the Corporation’s capital base, including the issuance of $64.8 million in equity securities and $50 million in subordinated debt. In addition, beginning with the dividend to be paid in May 2008, the quarterly dividend payment was reduced by 66%, which is expected to result in an annual savings of approximately $29 million and will bring the Corporation’s dividend yield in-line with that of its peer banks and provides the least costly source to re-build tangible common equity. The equity raised from the capital plan and the equity preserved from the dividend reduction is expected to improve the Corporation’s tangible common equity ratios in 2008.

The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill and deposit-based intangibles. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2008, December 31, 2007 and March 31, 2007, respectively.

(dollars in thousands)	March 31, 2008	December 31, 2007	March 31, 2007

Total equity capital per consolidated financial statements	$517,549	$555,771	$635,797
Accumulated other comprehensive loss	78,881	68,177	17,786
Goodwill	(253,906)	(253,906)	(253,906)
Deposit-based intangible	(5,836)	(6,152)	(8,515)

Tangible common equity	$336,688	$363,890	$391,162

Total assets per consolidated financial statements	$6,403,916	$6,465,046	$6,234,692
Goodwill	(253,906)	(253,906)	(253,906)
Deposit-based intangible	(5,836)	(6,152)	(8,515)

Tangible assets	$6,144,174	$6,204,988	$5,972,271

Tangible common equity ratio	5.48%	5.86%	6.55%

Lending

Total average loan balances increased to $4.2 billion in the first quarter of 2008, an increase of $358.8 million, or 9.3%, over the first quarter of 2007. The following table summarizes the composition of the Corporation’s average loans for the periods indicated.

	Three Months Ended March 31,		$ Variance	% Variance

(dollars in thousands)	2008	2007
Residential real estate:
Originated and acquired residential mortgage	$290,093	$325,377	$(35,284)	(10.8)%
Home equity	1,085,752	996,519	89,233	9.0
Other consumer:
Marine	357,963	373,271	(15,308)	(4.1)
Other	24,962	27,678	(2,716)	(9.8)

Total consumer	1,758,770	1,722,845	35,925	2.1

Commercial real estate:
Commercial mortgage	445,465	450,402	(4,937)	(1.1)
Residential construction	613,126	585,987	27,139	4.6
Commercial construction	475,882	371,302	104,580	28.2
Commercial business	936,933	740,810	196,123	26.5

Total commercial	2,471,406	2,148,501	322,905	15.0

Total loans	$4,230,176	$3,871,346	$358,830	9.3

The Corporation continues to produce strong loan growth in its internally generated loan portfolios. Relationship-based loans increased in the aggregate $394.1 million, or 11.1%, over the same quarter in 2007. The Corporation’s focus on business development and developing lending relationships that are provided by the market opportunity, combined with the experience of lending officers in the market, has been demonstrated by the strong growth in the commercial real estate and commercial business loan portfolios.

Total average loans increased by 9.3%, primarily due to an increase of $89.3 million, or 9.0%, in average home equity loans, $27.1 million, or 4.6%, in average residential construction loans, $104.6 million, or 28.2%, in average commercial construction loans and $196.1 million, or 26.5%, in average commercial business loans. These increases more than offset the planned reductions in marine lending of $15.3 million and $35.3 million in the originated and acquired residential portfolios. These positive results reflect the effectiveness of the Corporation’s strategy to grow and deepen customer relationships in all four key market segments: commercial, commercial real estate, consumer and small business. The overall result is a strategically balanced mix of lending revenue sources between consumer and commercial loan products with $1.8 billion, or 41.6%, in consumer loans, and $2.5 billion, or 58.4%, in commercial loans. The diversity of lending products should provide the Corporation with opportunities to emphasize certain product lines as market conditions change.

Commercial loans are a key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $322.9 million, or 15.0%, compared to the first quarter of 2007. Residential and commercial construction loans posted increases compared to the same quarter of 2007 of $27.1 million and $104.6 million, respectively, reflecting positive growth in the regional real estate construction markets. During this same period, commercial business loans increased by $196.1 million, or 26.5%. This growth has occurred within the Corporation’s market footprint and is a reflection of the strength in the Corporation’s markets and the group’s ability to deepen historical lending relationships with seasoned borrowers in familiar markets and the creation of new lending relationships. These expanded relationships and associated risks are managed through disciplined loan administration and credit monitoring by an experienced credit management staff.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. Home equity loans are mainly located in these markets and 85% of this portfolio has been originated through the Corporation’s internal production network. This marketing strategy resulted in the $89.3 million, or 9.0%, increase in average home equity loan balances. The production of direct consumer loans, primarily home equity loans and lines, is generated through the Bank’s retail banking offices, phone center and internet channels. The solid growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low margins in the industry.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	March 31, 2008	December 31, 2007

Non-Performing Assets:
Originated and acquired residential mortgage	$7,719	$7,511
Home equity	1,319	1,737
Commercial mortgage	1,335	1,335
Residential real estate construction	9,478	7,923
Commercial business	10,770	12,742

Total non-accrual loans	30,621	31,248
Total renegotiated loans	—	—

Total non-performing loans	30,621	31,248
Non-performing investments	2,580	—
Total other assets and real estate owned	3,785	2,664

Total non-performing assets	$36,986	$33,912

90-Day Delinquencies:
Originated and acquired residential mortgage	$1,722	$2,149
Home equity	1,995	1,281
Other consumer	2,297	321
Commercial mortgage	410	—
Residential real estate construction	1,350	—
Commercial business	561	79

Total 90-day delinquencies	$8,335	$3,830

Asset Quality Ratios:
Non-performing loans to loans	0.73%	0.74%
Non-performing investments to investments	0.18%	—
Non-performing assets to assets	0.58%	0.52%
Allowance for loan losses to loans	1.31%	1.31%
Net charge-offs in quarter to average loans	0.30%	0.58%
Allowance for loan losses to non-performing loans	180.43%	176.87%

Recent economic data has shown that the Mid-Atlantic region, while sluggish, remains one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels. New housing inventories are down in both Maryland and Virginia while unemployment levels in the region continue to be below the national average. With the majority of the home equity and commercial real estate portfolios concentrated with in the Washington D.C., Virginia and Maryland region, the overall credit quality for the first quarter of 2008 did not reveal any significant deterioration and is evidenced by non-performing loans to loans of 0.73% at March 31, 2008 compared to 0.74% at December 31, 2007. Net charge-offs to average loans ratio were 0.30%, a decline from 0.58% for the quarter ending December 31, 2007. At March 31, 2008, the allowance for loan losses to total loans was 1.31%, while the allowance for loan losses to non-performing loans was 180.4%, compared to 1.31% and 176.9%, respectively at December 31, 2007. The level of 90-day delinquent loans increased during the same period, increasing $4.5 million to $8.3 million over the $3.8 million level at December 31, 2007. The increase in 90-day delinquent loans was spread through all the internally generated portfolios and was not concentrated in any one portfolio. Non-performing commercial business loans include $1.1 million of loans that have U.S. government guarantees.

During the current quarter, the Corporation did not experience any broad-based deterioration within its loan portfolios. The diversification of the commercial real estate portfolio between commercial mortgages, commercial construction and residential construction along with the geographically different markets of Baltimore, suburban Washington, D.C. and Richmond, Virginia supports these results. In addition, the home equity portfolio has performed fairly well under the current market conditions. The success in maintaining loan asset quality above the national average is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the majority of the portfolio focused within the Washington D.C, Virginia and Maryland region which remains one of the better performing markets in the nation. Because events affecting borrowers and collateral are constantly changing and cannot be reliably predicted, present portfolio quality may not be an indication of future performance.

Non-performing loans as a percentage of each portfolio’s outstanding balance were as follows:

	March 31, 2008	December 31, 2007

Originated & acquired residential mortgage	2.75%	2.53%
Home equity	0.12	0.16
Other consumer	—	—
Total consumer	0.52	0.53
Commercial mortgage	0.27	0.30
Residential real estate construction	1.59	1.26
Commercial real estate construction	—	—
Commercial business	1.17	1.36
Total commercial	0.88	0.90
Total loans	0.73	0.74

The level of non-performing assets to total assets was 0.58% at March 31, 2008, a slight increase compared to 0.52% at December 31, 2007. Non- performing investments were $2.6 million at March 31, 2008 and relate to certain investment securities that were other-than-temporarily impaired. Overall, the asset quality ratios of the Corporation are considered stable when compared to December 31, 2007. Non-performing assets were $37.0 million at March 31, 2008, a 9.1% increase over the level at December 31, 2007. The increase in non-performing assets was mainly a result of the additional $2.6 million in investment securities that was added during the quarter.

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

At March 31, 2008, the allowance for loan losses was $55.2 million, or 1.31% of total loans outstanding, compared to an allowance for loan losses at December 31, 2007 of $55.3 million, or 1.31% of total loans outstanding. The allowance coverage was 180.4% of non-performing loans at March 31, 2008 compared to 176.87% at December 31, 2007. Portfolio-wide, net charge-offs represented 0.30% of average loans in first quarter of 2008, compared to 0.08% in first quarter of 2007 and 0.58% in the fourth quarter of 2007.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,		$ Variance	% Variance

	2008	2007
Transaction accounts:
Noninterest-bearing	$643,161	$724,805	$(81,644)	(11.3)%
Interest-bearing	458,059	518,115	(60,056)	(11.6)
Savings/money market:
Savings	518,370	598,591	(80,221)	(13.4)
Money market	653,693	542,751	110,942	20.4
Certificates of deposit:
Direct	1,085,109	1,184,343	(99,234)	(8.4)
Brokered	874,356	526,907	347,449	65.9

Total deposits	$4,232,748	$4,095,512	$137,236	3.4

Deposits by source:
Consumer	$2,666,964	$2,779,804	$(112,840)	(4.1)
Commercial	691,428	788,801	(97,373)	(12.3)
Brokered	874,356	526,907	347,449	65.9

Total deposits	$4,232,748	$4,095,512	$137,236	3.4

Average total deposits increased $137.2 million, or 3.4%, in the first quarter of 2008 compared to the same period a year ago. Brokered deposits increased $347.4 million during this period, as these deposits provided funding for loan growth as a result of the decline in consumer and commercial deposits. Consumer deposits declined by 4.1%, or $112.8 million to $2.7 billion and commercial deposits declined $97.4 million, or 12.3%.

The decline in consumer deposits of $112.8 million includes $46.5 million of consumer deposits that were sold in September 2007. Market conditions and the intense competition for deposits also contributed to the decline in consumer deposits. During the first quarter of 2008, consumer money market accounts increased by $105.4 million from the same period a year ago and were offset by a $218.2 million net decline in all other sources of consumer deposits. Commercial deposits declined $97.4 million in the quarter ending March 31, 2008 when compared to the same period a year ago. The decline in commercial deposits is mainly attributed to lower title company activity, repo sweeps and the increase in customer utilization of their deposits versus obtaining financing.

Treasury Activities

The Treasury Division manages the wholesale segments of the balance sheet, including investments, purchased funds, long-term debt and derivatives. Management’s objective is to achieve the maximum level of stable earnings over the long term, while controlling the level of interest rate, credit risk and liquidity risk, and optimizing capital utilization. In managing the investment portfolio to achieve its stated objective, the Corporation invests predominately in U.S. Treasury and Agency securities, mortgage-backed securities (“MBS”), asset-backed securities (“ABS”), including trust preferred securities, corporate bonds and municipal bonds. Treasury strategies and activities are overseen by the Bank’s Asset / Liability Committee (“the ALCO”), which also reviews all investment and funding transactions. ALCO activities are summarized and reviewed monthly with the Corporation’s Board of Directors.

On February 27, 2008, the Corporation announced a write-down projected to be as high as $47.7 million for the first quarter of 2008 due to “other-than-temporary impairment” in its investment portfolio. Following its credit review for the period ended March 31, 2008, the Corporation wrote down the values of certain securities by $42.7 million, reducing their carrying values to current market values at that date. The $42.7 million was comprised of $19.5 million in the REIT trust preferred securities portfolio and $23.2 million in the non-agency mortgage-backed securities portfolio. Originally $105 million, the REIT trust preferred securities portfolio was written down by $47.5 million in December 2007, and has been written down an additional $19.5 million due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities. Subsequent to all write-downs, the REIT trust preferred securities portfolio stands at $38.1 million. The first quarter 2008 write-downs to the Corporation’s $130.1 million non-agency mortgage-backed securities portfolio resulted from elevated delinquency and foreclosure levels of the national residential mortgages which collateralize these pooled securities.

At March 31, 2008, the investment securities portfolio totaled $1.4 billion, or 22.1% of total assets, compared to 22.7% of total assets at year-end 2007. The portfolio declined $54.6 million from the level at year-end 2007, primarily due to the decline in market values in the available for sale portfolios, and the $42.7 million other-than-temporary impairment write down taken in the quarter ending March 31, 2008. In the first quarter of 2008, management invested $34.7 million in fixed rate, U.S. agency backed mortgage-backed securities and $5.9 million in Federal Home Loan Bank (FHLB) Stock offsetting investment prepayments and maturities totaling $29.0 million.

Investment Portfolio Credit Quality

Investment allocations at March 31, 2008 include MBS (49.3%), ABS (29.8%), municipal (10.9%), corporate (6.8%), and U.S. Government securities (3.2%). The chart below summarizes the credit quality of the Corporation’s investment portfolio, using the lowest of the ratings of Moody’s, Standard and Poors, or Fitch Ratings.

$ in thousands

	Amount	% of Portfolio
U.S. Treasury	$2,539	0.2%
U.S. Govt Agency (Incl Agency MBS)	646,760	45.7
AAA	256,353	18.1
AA	116,196	8.2
A	350,946	24.8
BBB	33,319	2.4
BB	5,452	0.4
B	1,619	0.1
Not Rated	741	0.1

Total portfolio	$1,413,925	100.0%

The MBS portfolio includes $603.7 million of agency-backed securities, $65.3 million of AAA rated non-agency MBS, and $27.9 million of AA rated non-agency MBS. No non-agency MBS are rated below AA and there are no investments in sub-prime MBS or ABS in the Corporation’s portfolio. Securities rated AA with a face value of $30.2 million were written down to their market value of $7.2 million at March 31, 2008. These securities were deemed to be other-than-temporarily impaired due to high delinquency levels in the underlying loans collateralizing the securities and an increase in the Corporation’s loss severity assumption. On average, these securities experienced 60 day+ delinquencies of 7.36% at March 31, 2008. In contrast, the remaining $33.7 million of AA rated non-agency MBS are experiencing 60 day+ delinquencies of 1.96% at March 31, 2008. The AAA rated non-agency MBS are experiencing 60 day+ delinquencies of 1.53% at March 31, 2008.

The market value of the ABS portfolio includes $335.8 million of securities backed primarily by banking institutions, $70.7 million of securities backed by insurance companies, and $15.0 million of securities backed by real estate investment trusts (“REITs”). The chart below illustrates the credit ratings of the portfolio, using the lowest rating among Moody’s, S&P, and Fitch Ratings.

(dollars in thousands)	AAA	AA	A	BBB	BB	B	Not Rated	Total
Bank*	$28,682	$24,525	$279,163	$3,410	$—	$—	$—	$335,780
Insurance	43,657	9,353	17,666	—	—	—	—	70,676
REIT	—	—	5,661	2,761	4,931	1,619	—	14,972

Total	$72,339	$33,878	$302,490	$6,171	$4,931	$1,619	$—	$421,428

*	Some bank-issued securities may contain up to 33% insurance or REIT issuers in addition to depository institutions. Provident currently owns $10 million of bank-issued securities that contains 32% REIT issuers.

On March 31, 2008, REIT pooled trust preferred securities with a carrying value of $28.5 million were written down to their market value of $9.1 million. These securities were deemed to be other-than-temporarily impaired due to significantly rising levels of defaults and technical defaults among the underlying REIT issuers. Four REIT securities with a face value of $35.0 million and a market value of $2.6 million did not make their first quarter 2008 interest payment, and are classified as non-performing investments. The securities backed by bank and insurance institutions continue make their contractual payments.

The Corporation’s $153.9 million (market value) municipal bond portfolio consists of geographically diversified, federal tax-exempt general obligation securities. The portfolio includes $136.0 million of securities insured by one of the major bond insurers; additionally, all of the municipalities have underlying ratings of A, AA, or AAA. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury and Agency securities.

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

Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. As of March 31, 2008, the Corporation’s investment portfolio had unrealized losses of $125.2 million, or 8.1%, up from $99.8 million, or 6.4% at December 31, 2007. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the sub-prime mortgage crisis, which has caused a liquidity contagion in both the mortgage and asset-backed securities markets. For securities whose price declines were due to changes in market interest rates or market illiquidity, not in expected cash flows, no other-than-temporary impairment was recorded at March 31, 2008. The Corporation will continue to evaluate the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. At March 31, 2008, management has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

On March 31, 2008, the Corporation deemed certain securities to be other-than-temporarily impaired, and accordingly, recognized a $42.7 million write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and the market values of those securities at March 31, 2008. These values are not based on the expectations of future market values or changes in current market conditions. Should market values and credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

Borrowings

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt and junior subordinated debentures, averaged $2.2 billion in March 2008, up $158.4 million from the average in December 2007. The increase offset core deposit outflow of $29.8 million and funded loan growth of $80.2 million over that time period.

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, Federal Reserve Term Auction Facility (TAF) borrowings, securities sold under repo agreements, and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings, TAF borrowings, and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation also acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. There are $121.0 million of issuances callable within the next twelve months.

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

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At March 31, 2008, over $300 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. Additionally, over a 90-day time frame, a majority of the Corporation’s $1.7 billion consumer and residential loan portfolios is saleable under normal conditions.

As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At March 31, 2008, $1.1 billion of secured borrowings were employed, with sufficient collateral available to raise an additional $442.6 million from the FHLB - Atlanta, the Federal Reserve’s term auction facility and securities sold under repurchase agreements. Additionally, over $300 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At March 31, 2008, $205.0 million fed funds were employed, with sufficient funding lines in place to purchase an additional $1.1 billion. At March 31, 2008 the Corporation had $923.4 million of brokered certificates of deposit outstanding.

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

In April 2008, the Corporation announced a multi-tiered plan to strengthen its capital base. Please refer to Note 20 for further details of the capital plan.

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

The following table summarizes significant contractual obligations at March 31, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

(in thousands)	Contractual Payments Due by Period				Total
	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years

Lease commitments	$12,965	$23,089	$17,810	$22,826	$76,690
Certificates of deposit	1,372,180	499,217	79,167	44,142	1,994,706
Long-term debt	270,000	300,000	65,000	136,640	771,640

Total contractual payment obligations	$1,655,145	$822,306	$161,977	$203,608	$2,843,036

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31, 2008 were as follows:

(in thousands)	March 31, 2008

Commercial business and real estate	$841,631
Consumer revolving credit	828,141
Residential mortgage credit	15,242
Performance standby letters of credit	129,001
Commercial letters of credit	3,152

Total loan commitments	$1,817,167

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At March 31, 2008, the Corporation did not have any firm commitments to purchase loans.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on April 1, 2008 for the March 31, 2008 data and on January 1, 2008 for the December 31, 2007 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

Interest Rate Scenario	At March 31, 2008 Projected Percentage Change in Net Interest Income	At December 31, 2007 Projected Percentage Change in Net Interest Income

-200 basis points	-3.50%	-4.80%
-100 basis points	-1.40%	-2.60%
No change	—	—
+100 basis points	-0.90%	-0.50%
+200 basis points	-2.20%	-0.70%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 3.6% under the assumed single direction scenarios. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. The current economic environment includes concerns about elevated inflation on one hand and a slowing housing market on the other. At this point in time there is no clear direction for the path of future interest rate changes, or changes in the shape of the yield curve. Management is currently employing strategies to reduce the exposure to net interest margin from rising or falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategies. To protect the Bank from rising short-term interest rates, over $500 million of the investment portfolio reprices annually or more frequently. In the borrowings portfolio, $235 million of funds reset their rates quarterly with long-term interest rates, and $90 million are fixed rate and callable at Provident’s option, to mitigate the impact on the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline, either through the rate reset or the exercise of the call option. Additionally, $295.5 million of interest rate swaps were in force to reduce interest rate risk, and $25.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and net-charge-offs. For the quarter ending March 31, 2008, the 90-day delinquency level was $8.3 million, or 0.20% of loans, up by $4.5 million from December 31, 2007. Non-performing loans were $30.6 million, or 0.73% of total assets compared to 0.74% as of December 31, 2007. Net charge-offs as a percentage of average loans for the quarter ending March 31, 2008 were 0.30% compared to 0.58% for the fourth quarter of 2007. Overall, the asset quality of the Corporation’s loan portfolio remains stable while the market conditions appear to be sluggish, but the Mid-Atlantic region remains one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels.

Managing credit risk is an integral part of the investment portfolio management process for the Corporation. The investment portfolio contains three distinct types of credit risks: risk to residential mortgage borrowers, risk to corporate entities, and risk to municipalities. Each risk is monitored and controlled separately.

Risk to residential mortgage borrowers is inherent in the non-agency MBS portfolio. This risk is controlled by purchasing securities in which the underlying loans have favorable risk characteristics, such as low loan-to-value ratios and high borrower credit scores. The risk is further controlled through purchasing only the top two (AAA and AA) classes of securities, which contain greater levels of credit support than the lower rated classes. Management monitors the risk through tracking the delinquencies and foreclosures of the underlying loans monthly and monitoring primary and secondary market activity for similar securities.

Risk to corporate entities is inherent in the REIT, Bank, and Insurance pooled trust preferred securities portfolios, and the individual bank trust preferred stock investments. Risk is controlled in the pooled securities through identifying the issuer exposures for each pool, and limiting purchases to securities in the top three rating classes (AAA, AA, and A), which have significant levels of credit support. Risk is monitored through tracking the financial performance of large issuers and issuers considered to be at risk to deferral or default of payment. Additionally, issuers’ actual default and deferral experience and expected future outlook are measured against the credit support levels to evaluate the extent of risk to the securities. Market activity is monitored on an ongoing basis. Risk to individual bank debt is controlled by purchasing securities of high quality issuers as assessed internally and corroborated by external ratings. Management monitors risk through tracking the issuers’ financial performance quarterly or more frequently as needed, and monitoring market activity on an ongoing basis.

Risk to municipalities is controlled through limiting purchases to general obligation bonds of municipalities rated AAA, AA, or A, limiting exposure to individual municipalities, and limiting state concentrations. Risk is further controlled by limits placed on the exposure to individual bond insurers that credit-enhance most of the issues. Management monitors risk through tracking the credit ratings of each municipality monthly and tracking the financial conditions of bond insurers. Market activity is also tracked on an ongoing basis.

Credit criteria and purchase limits for all investments containing credit risk are defined in documented and frequently reviewed investment policies, and subject to approval by the Asset / Liability Committee (“ALCO”). The ALCO also monitors the portfolio credit risk monthly.

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

Capital Resources

Total stockholders’ equity was $517.5 million at March 31, 2008, a decrease of $38.2 million from December 31, 2007. The overall change in stockholders’ equity for the period was attributable to a $17.6 million net loss for the current quarter and dividends declared or paid of $10.3 million. Net accumulated other comprehensive loss increased $10.7 million during the period primarily due to the impact on the market value of the debt securities portfolio from the current illiquid market. Capital was increased by $505 thousand due to share based payment activity.

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

(dollars in thousands)	March 31, 2008	December 31, 2007

Total equity capital per consolidated financial statements	$517,549	$555,771
Qualifying trust preferred securities	129,000	129,000
Accumulated other comprehensive loss	78,881	68,177

Adjusted capital	725,430	752,948
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(259,861)	(260,186)

Total tier 1 capital	465,569	492,762

Adjustments for tier 2 capital:
Allowance for loan losses	55,249	55,269
Qualified trust preferred securities includable in tier 2 capital	—	—
Allowance for letter of credit losses	635	635

Total tier 2 capital adjustments	55,884	55,904

Total regulatory capital	$521,453	$548,666

Risk-weighted assets	$5,046,113	$5,057,463
Quarterly regulatory average assets	6,251,468	6,145,549

Ratios:			Minimum Regulatory Requirements	To be “Well Capitalized”

Tier 1 leverage	7.45%	8.02%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.23	9.74	4.00	6.00
Total regulatory capital to risk-weighted assets	10.33	10.85	8.00	10.00

As of March 31, 2008, the Corporation is considered “well capitalized” for regulatory purposes.

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Financial Highlights

The Corporation reported a net loss of $(17.6) million, or $(0.56) per diluted share, for the quarter ended March 31, 2008 compared to $16.1 million, or $0.50 per diluted share for the quarter ended March 31, 2007. The Corporation’s key performance measurements such as return on assets, return on common equity were (1.08)%, and (11.43)%, respectively, for the quarter ended March 31, 2008, compared to 1.05% and 10.21%, respectively, for the quarter ended March 31, 2007.

The financial results for the quarter ended March 31, 2008 were substantially impacted by a $42.7 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired and the reversal of interest income associated with four non-performing investment securities totaling $588 thousand that reflect the economic problems facing the residential finance and construction industries. The decrease in earnings was also impacted by the decline in asset yields that were negatively impacted by the 300 basis point decline in the benchmark interest rates during the past twelve months. This decline was not fully offset by the decreased expense on interest-bearing liabilities which declined due to aggressive competition for deposits despite a number of steps taken to re-position the Corporation’s non-customer funding sources in light of the currently volatile market for funds. This and other activities presented below reflect a decline in net interest income of $3.9 million, an increase in provision for loan losses of $2.1 million and a decline in non-interest income by $45.0 million. These declines in earnings were offset by the decrease in non-interest expense of $3.3 million and income tax expense of $13.9 million, resulting in a $33.7 million decrease in net income.

During the quarter ended March 31, 2008, net interest margin decreased to 3.17% from 3.62%; average total loans increased $358.8 million or 9.3%; average deposits increased $137.2 million or 3.4%; while loan credit quality declined slightly from the same quarter a year ago as non-performing loans to total loans increased to 0.73% from 0.53% and net charge-offs to average loans were .30% for the quarter compared to 0.08% for the same period a year ago. Earnings for the quarter ended March 31, 2008 include the following significant transaction and are included in subsequent discussions regarding the results of operations:

•

Investment securities write-down: In March 2008, the Corporation recorded a $42.7 million pre-tax write-down relating to its REIT trust preferred securities portfolio and non-agency mortgage-backed portfolio. Following its credit review for the period ended March 31, 2008, the Corporation wrote down the values of certain securities by $42.7 million by reducing their carrying values to current market values at that date. The $42.7 million was comprised of $19.5 million in the REIT trust preferred securities portfolio and $23.2 million in the non-agency mortgage-backed securities portfolio.

Net Interest Income

The Corporation’s principal source of revenue is net interest income, the difference between interest income on earning assets and interest expense on deposits and borrowings. Interest income is presented on a tax-equivalent basis to recognize associated tax benefits in order to provide a basis for comparison of yields with taxable earning assets. The following table presents information regarding the average balance of assets and liabilities, as well as the total dollar amounts of interest income from average interest-earning assets and interest expense on average interest-bearing liabilities and the resulting average yields and costs. The yields and costs for the periods indicated are derived by dividing annualized income or expense by the average balances of assets or liabilities, respectively, for the periods presented. Nonaccrual loans are included in average loan balances; however, accrued interest income has been excluded from these loans. The tables on the following pages also analyze the reasons for the changes from year-to-year in the principal elements that comprise net interest income. Rate and volume variances presented for each component will not total the variances presented on totals of interest income and interest expense because of shifts from year-to-year in the relative mix of interest-earning assets and interest-bearing liabilities.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended March 31, 2008 and 2007

(dollars in thousands) (tax-equivalent basis)	Three Months Ended March 31, 2008			Three Months Ended March 31, 2007

	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate

Assets:
Interest-earning assets:
Originated and acquired residential	$290,093	$4,411	6.12%	$325,377	$5,072	6.32%
Home equity	1,085,752	15,682	5.81	996,519	17,072	6.95
Marine	357,963	4,927	5.54	373,271	5,017	5.45
Other consumer	24,962	460	7.41	27,678	549	8.04
Commercial mortgage	445,465	7,335	6.62	450,402	7,991	7.20
Residential construction	613,126	10,241	6.72	585,987	12,615	8.73
Commercial construction	475,882	7,385	6.24	371,302	7,263	7.93
Commercial business	936,933	15,932	6.84	740,810	13,732	7.52

Total loans	4,230,176	66,373	6.31	3,871,346	69,311	7.26

Loans held for sale	9,810	155	6.35	11,016	176	6.48
Short-term investments	2,718	36	5.33	4,039	97	9.74
Taxable investment securities	1,425,086	19,731	5.57	1,525,929	22,378	5.95
Tax-advantaged investment securities	154,757	2,433	6.32	137,406	1,886	5.57

Total investment securities	1,579,843	22,164	5.64	1,663,335	24,264	5.92

Total interest-earning assets	5,822,547	88,728	6.13	5,549,736	93,848	6.86

Less: allowance for loan losses	55,171			45,248
Cash and due from banks	101,630			112,091
Other assets	642,323			617,919

Total assets	$6,511,329			$$6,234,498

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$458,059	543	0.48	$518,115	652	0.51
Money market deposits	653,693	4,477	2.75	542,751	4,472	3.34
Savings deposits	518,370	508	0.39	598,591	591	0.40
Direct time deposits	1,085,109	11,472	4.25	1,184,343	13,295	4.55
Brokered time deposits	874,356	11,210	5.16	526,907	6,544	5.04
Short-term borrowings	811,651	6,089	3.02	662,715	7,742	4.74
Long-term debt	771,672	8,487	4.42	793,976	10,965	5.60

Total interest-bearing liabilities	5,172,910	42,786	3.33	4,827,398	44,261	3.72

Noninterest-bearing demand deposits	643,161			724,805
Other liabilities	75,349			42,459
Stockholders’ equity	619,909			639,836

Total liabilities and stockholders’ equity	$6,511,329			$6,234,498

Net interest-earning assets	$649,637			$722,338

Net interest income (tax-equivalent)		45,942			49,587
Less: tax-equivalent adjustment		953			652

Net interest income		$44,989			$48,935

Net yield on interest-earning assets on a tax-equivalent basis			3.17%			3.62%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended March 31, 2008 and 2007

(dollars in thousands) (tax-equivalent basis)					2008/2007 Income/Expense Variance Due to Change In

	2008 Quarter to 2007 Quarter Increase/(Decrease)
	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume

Assets:
Interest-earning assets:
Originated and acquired residential	$(35,284)	(10.8)%	$(661)	(13.0)%	$(153)	$(508)
Home equity	89,233	9.0	(1,390)	(8.1)	(2,893)	1,503
Marine	(15,308)	(4.1)	(90)	(1.8)	89	(179)
Other consumer	(2,716)	(9.8)	(89)	(16.2)	(40)	(49)
Commercial mortgage	(4,937)	(1.1)	(656)	(8.2)	(577)	(79)
Residential construction	27,139	4.6	(2,374)	(18.8)	(2,958)	584
Commercial construction	104,580	28.2	122	1.7	(1,725)	1,847
Commercial business	196,123	26.5	2,200	16.0	(1,305)	3,505

Total loans	358,830	9.3	(2,938)	(4.2)

Loans held for sale	(1,206)	(10.9)	(21)	(11.9)	(3)	(18)
Short-term investments	(1,321)	(32.7)	(61)	(62.9)	(35)	(26)
Taxable investment securities	(100,843)	(6.6)	(2,647)	(11.8)	(1,299)	(1,348)
Tax-advantaged investment securities	17,351	12.6	547	29.0	284	263

Total investment securities	(83,492)	(5.0)	(2,100)	(8.7)

Total interest-earning assets	272,811	4.9	(5,120)	(5.5)	(9,863)	4,743

Less: allowance for loan losses	9,923	21.9
Cash and due from banks	(10,461)	(9.3)
Other assets	24,404	3.9

Total assets	$276,831	4.4

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(60,056)	(11.6)	(109)	(16.7)	(40)	(69)
Money market deposits	110,942	20.4	5	0.1	(850)	855
Savings deposits	(80,221)	(13.4)	(83)	(14.0)	(9)	(74)
Direct time deposits	(99,234)	(8.4)	(1,823)	(13.7)	(803)	(1,020)
Brokered time deposits	347,449	65.9	4,666	71.3	162	4,504
Short-term borrowings	148,936	22.5	(1,653)	(21.4)	(3,189)	1,536
Long-term debt	(22,304)	(2.8)	(2,478)	(22.6)	(2,186)	(292)

Total interest-bearing liabilities	345,512	7.2	(1,475)	(3.3)	(4,683)	3,208

Noninterest-bearing demand deposits	(81,644)	(11.3)
Other liabilities	32,890	77.5
Stockholders’ equity	(19,927)	(3.1)

Total liabilities and stockholders’ equity	$276,831	4.4

Net interest-earning assets	$(72,701)	(10.1)

Net interest income (tax-equivalent)			(3,645)	(7.4)	$(5,180)	$1,535
Less: tax-equivalent adjustment			301	46.2

Net interest income			$(3,946)	(8.1)

The net interest margin, on a tax-equivalent basis, decreased 45 basis points to 3.17% from 3.62% for the quarter ended March 31, 2007. The decline was primarily caused by the 73 basis point decline in asset yields that were negatively impacted by a reversal of $588 thousand of interest income related to certain investment securities that were considered other-than-temporarily impaired. In addition, asset yields were negatively impacted by the 300 basis point decline in the benchmark interest rates during the past twelve months that were not fully offset by the 39 basis point decline in interest-bearing liabilities due to aggressive competition for deposits throughout the industry and from a number of steps taken to re-position the Corporation’s non-customer funding sources in light of the currently volatile market for funds. In addition, higher cost brokered certificate of deposits were increased during the current quarter as an alternative source of funding asset growth as a result of the decline in customer deposits.

Year over year average earning assets increased to $5.8 billion as a result of strong internally generated loan growth being more than funded by the planned reductions in wholesale assets. The net loan growth of $394.1 million in relationship-based loans was offset by planned reductions of $35.3 million in originated and acquired loans and an $83.5 million reduction in investment securities due to the 2007 year-end write-down and principal pay downs. The yields on investments and loans declined 28 and 95 basis points, respectively. The yield decline in the loan and investment portfolios resulted from the decrease in year over year market interest rates and the composition of these portfolios. Interest-bearing liabilities increased by $345.5 million while the average rate paid decreased by 39 basis points. The decrease in the average rate paid was primarily due to the shift in deposit and borrowing mix in addition to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, savings, time deposits and short and long-term debt. Interest expense was also negatively impacted by an $81.6 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution.

The 6.13% yield on earning assets decreased 73 basis points from the first quarter of 2007 as a result of declining interest rates, reversal of interest income and the change in asset mix, while total interest-bearing liabilities decreased by only 39 basis points to 3.33%. Net interest income on a tax-equivalent basis was $45.9 million in the quarter ended March 31, 2008 compared to $49.6 million in the quarter ended March 31, 2007. Total interest income decreased by $5.1 million and total interest expense decreased by $1.5 million resulting in a decline in net interest income on a tax-equivalent basis of $3.6 million. Growth in the key loan portfolios of home equity, commercial real estate and business banking that were more than offset by the declining interest rates were the primary drivers of the $5.1 million decrease in total interest income. The impact from declining rates and the change in deposit mix were the primary causes of the decline in interest expense of $1.5 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses was $3.1 million for the quarter ending March 31, 2008 compared to $1.1 million for the same quarter a year ago. The $2.1 million growth in the provision for loan losses in the quarter ended March 31, 2008 was the result of increased net charge-offs and non-performing assets along with overall loan growth. The allowance for loan losses to total loans was 1.31% at March 31, 2008. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In the quarter ended March 31, 2008, net charge-offs were $3.1 million, or 0.30% of average loans, compared to $736 thousand, or 0.08% of average loans, in the quarter ended March 31, 2007. The increase reflects an increase in commercial business net charge-offs of $1.8 million and of two residential real estate construction loans totaling $320 thousand. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.21% in the quarter ended March 31, 2008, compared to 0.15% in the same period a year ago. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.36%, an increase from 0.02% in the same period a year ago.

Non-Interest Income

Total non-interest income (loss) declined $45.0 million to a loss of $15.1 million in the quarter ending March 31, 2008. The current quarter includes a $42.7 million write-down of the Corporation’s REIT trust preferred portfolio and non-agency mortgage-backed securities portfolio. Core non-interest income, which excludes the net gains (losses) and the impairment on investment securities, declined $944 thousand to $27.7 million in the quarter ending March 31, 2008.

The decline in core non-interest income was driven by lower deposit fee income, which declined $1.1 million, or 5.2%, to $21.0 million in the quarter ended March 31, 2008. The decrease in deposit fee income reflects $1.2 million in retail deposit fees mainly associated with NSF fees that were offset slightly by an increase in commercial deposit fees of $56 thousand for the quarter ending March 31, 2008. The decline in consumer deposit fees was negatively impacted by the September 2007 sale of deposits which negatively impacted deposit fee income by $505 thousand.

Commissions and fees declined 6.0%, or $100 thousand, to $1.6 million in the quarter ending March 31, 2008 primarily due to decreased sales by Provident Investment Company, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent.

During the first quarter of 2008, the Corporation recorded write-down of $42.7 million relating to other-than-temporary impairment on its REIT trust preferred and non-agency MBS securities portfolio. Originally $105 million, the REIT trust preferred securities portfolio was written down by $47.5 million in December 2007, and was written down an additional $19.5 million due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities. In addition, the Corporation’s wrote down $23.2 million of its non-agency mortgage-backed securities portfolio resulting from elevated delinquency and foreclosure levels of the national residential mortgages which collateralize these pooled securities.

The Corporation recorded $191 thousand in net losses from sale or disposition of assets or liabilities in the quarter ending March 31, 2008, compared to net gains of $1.2 million in the same quarter a year ago. The net losses in the quarter ending March 31, 2008 were composed primarily of $217 thousand loss on early redemption of brokered certificates of deposit, offset by a slight gain of $26 thousand from asset sales from the disposition of loans, foreclosed property and fixed assets. The quarter ending March 31, 2007 included securities sales that were focused on reducing sensitivity to changes in interest rates. These transactions generated net gains of $212 thousand. The prior year quarter also included net gains of $180 thousand from the sale of mortgage loans, $767 thousand gain from the sale of a branch facility, $153 thousand from debt extinguishments of $5.8 million from FHLB borrowings and net losses of $109 thousand from other asset sales and other real estate write-downs.

In the quarters ending March 31, 2008 and 2007, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net derivative activities associated with these derivatives were a net gain of $39 thousand for the quarter ending March 31, 2008, compared to a net gain of $143 thousand gain in the quarter ending March 31, 2007.

Other non-interest income increased $408 thousand to $5.1 million, due to increased income associated with commercial and consumer loan fees and bank owned life insurance income.

Non-Interest Expense

Total non-interest expense declined $3.3 million, or 6.1%, to $51.4 million in the quarter ending March 31, 2008. The significant declines in non-interest expense in the current quarter include declines of $1.2 million in salaries and employee benefits, $1.3 million in other non-interest expense and $793 thousand in restructuring activities expense.

The $1.2 million decrease in salaries and benefits was driven primarily by lower average staffing levels of approximately 257 positions over the past 12 months as a result of actions taken by the corporate-wide efficiency program. Base salary expense declined $1.2 million due to the lower number of full time equivalent employees concentrated in the consumer banking and organizational support groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by declines of $272 thousand in payroll taxes, $179 thousand in 401K match expense and $163 thousand in pension related benefits. These declines in expenses were partially offset by increases in commission and incentives of $278 thousand and $312 thousand of deferred salary expense associated with new loan originations. In addition, the quarter ending March 31, 2007 included a severance expense of $347 thousand.

Occupancy expense decreased $132 thousand from the quarter ending March 31, 2007 due to lower occupancy repairs and maintenance and lower building and leasehold depreciation resulting from the closure and sale of branches in 2007.

External processing fees increased by $158 thousand as a result of higher credit reports and outsourced fees that were offset by lower ATM fees.

Restructuring activities costs were $74 thousand in the first quarter of 2008 compared to $867 thousand for the same period a year ago. In the first quarter of 2007, the restructuring costs were directly related to seven branch closures. In the current quarter, the costs relate to branch closures and severance costs associated with staff reductions that were incurred through actions taken by the corporate-wide efficiency program. The corporate-wide efficiency program is expected to be completed in early 2008.

Other non-interest expense decreased by $1.3 million from the same period a year ago mainly as a result of a reduction in consulting fees, marketing, communication, postage, operational losses and amortization of deposit intangibles. These declines were offset by higher legal and professional fees.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $3.8 million at March 31, 2008 versus $2.8 million at March 31, 2007. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In the first quarter ending March 31, 2008, the Corporation recorded income tax benefit of $7.1 million on pre-tax loss of $24.7 million, an effective tax rate of 28.6%. In the first quarter ending March 31, 2007, the Corporation recorded income tax expense of $6.9 million on pre-tax income of $23.0 million, an effective tax rate of 29.9%. The decline in the effective tax rate for the quarter ending March 31, 2008 was mainly due to the impact on the effective tax rate from lower pre-tax income combined with increased tax-advantaged income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding market risk at December 31, 2007, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The market risk of the Corporation has not experienced any material changes as of March 31, 2008 from December 31, 2007. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2008.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s results of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that, even if a class is certified, the potential damages in the Bednar litigation would not be material to the Bank’s results of operations.

Item 1A.	Risk Factors

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Corporation’s business, financial condition or future results. The risks described in the Corporation’s Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deem to be immaterial also may have a material adverse effect on the Corporation’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 750,174. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. The timing of repurchasing shares in the future will depend on the Corporation meeting its targeted capital ratios. No plans expired during the three months ended March 31, 2008 and there were no shares repurchased in the first quarter of 2008.

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(11.0)	Statement re: Computation of Per Share Earnings (3)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007.
(3)	Included in Note 16 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

May 9, 2008	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

May 9, 2008	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer