Form 10-Q
period 2008-06-30
PROVIDENT BANKSHARES CORP
filed 2008-08-18
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

At August 14, 2008, the Registrant had 33,172,244 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	June 30, 2008	December 31, 2007	June 30, 2007
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$131,438	$140,348	$147,051
Short-term investments	1,172	1,970	2,060
Mortgage loans held for sale	8,080	8,859	12,919
Securities available for sale	1,333,870	1,421,299	1,532,230
Securities held to maturity	47,076	47,265	48,278
Loans	4,202,407	4,215,326	3,928,086
Less allowance for loan losses	58,174	55,269	45,769

Net loans	4,144,233	4,160,057	3,882,317

Premises and equipment, net	59,494	59,979	62,955
Accrued interest receivable	26,702	33,883	33,264
Goodwill	253,906	253,906	253,906
Intangible assets	5,519	6,152	8,065
Other assets	370,565	331,328	280,334

Total assets	$6,382,055	$6,465,046	$6,263,379

Liabilities:
Deposits:
Noninterest-bearing	$687,915	$676,260	$766,281
Interest-bearing	3,672,565	3,503,260	3,422,007

Total deposits	4,360,480	4,179,520	4,188,288

Short-term borrowings	615,854	861,395	654,030
Long-term debt	784,371	771,683	756,770
Accrued expenses and other liabilities	48,184	96,677	40,124

Total liabilities	5,808,889	5,909,275	5,639,212

Stockholders’ Equity:
Preferred Stock (par value $1.00) authorized 5,000,000 shares; issued 51,215 shares at June 30, 2008, liquidation preference $1,000 per share	51,215	—	—
Common stock (par value $1.00) authorized 100,000,000 shares; issued 33,172,640, 31,621,956 and 32,268,128 shares at June 30, 2008, December 31, 2007, and June 30, 2007, respectively	33,173	31,622	32,268
Additional paid-in capital	360,017	347,603	362,943
Retained earnings	221,814	244,723	264,641
Net accumulated other comprehensive loss	(93,053)	(68,177)	(35,685)

Total stockholders’ equity	573,166	555,771	624,167

Total liabilities and stockholders’ equity	$6,382,055	$6,465,046	$6,263,379

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Loans, including fees	$59,952	$70,278	$126,321	$139,532
Investment securities	19,598	20,886	39,329	43,264
Tax-advantaged loans and securities	1,612	1,751	3,251	3,218
Short-term investments	17	45	53	142

Total interest income	81,179	92,960	168,954	186,156

Interest Expense:
Deposits	25,010	26,715	53,220	52,269
Short-term borrowings	3,292	6,829	9,381	14,571
Long-term debt	6,874	10,868	15,361	21,833

Total interest expense	35,176	44,412	77,962	88,673

Net interest income	46,003	48,548	90,992	97,483
Less provision for loan losses	6,400	4,792	9,514	5,844

Net interest income after provision for loan losses	39,603	43,756	81,478	91,639

Non-Interest Income:
Service charges on deposit accounts	22,277	24,502	43,308	46,681
Commissions and fees	1,400	1,844	2,962	3,506
Impairment on investment securities	(20,748)	—	(63,403)	—
Net gains	8,151	420	7,960	1,623
Net derivative activities	57	(357)	96	(214)
Other non-interest income	5,180	4,676	10,270	9,358

Total non-interest income	16,317	31,085	1,193	60,954

Non-Interest Expense:
Salaries and employee benefits	26,262	26,699	52,944	54,628
Occupancy expense, net	5,697	5,891	11,669	11,995
Furniture and equipment expense	3,985	4,011	7,738	7,796
External processing fees	4,974	5,041	10,222	10,131
Restructuring activities	(34)	481	40	1,348
Other non-interest expense	9,489	10,505	19,191	21,498

Total non-interest expense	50,373	52,628	101,804	107,396

Income (loss) before income taxes	5,547	22,213	(19,133)	45,197
Income tax expense (benefit)	(4,677)	6,691	(11,735)	13,561

Net income (loss)	$10,224	$15,522	$(7,398)	$31,636

Net income (loss)	$10,224	$15,522	$(7,398)	$31,636
Beneficial conversion feature - preferred stock	1,463	—	1,463	—

Net income (loss) available to common stockholders	$8,761	$15,522	$(8,861)	$31,636

Net Income (Loss) Per Share Amounts:
Basic	$0.27	$0.48	$(0.28)	$0.98
Diluted	0.27	0.48	(0.28)	0.98

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows – Unaudited

	Six Months Ended June 30,
(in thousands)	2008	2007
Operating Activities:
Net income (loss)	$(7,398)	$31,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,450	9,854
Provision for loan losses	9,514	5,844
Provision for deferred income tax benefit	(24,533)	(1,614)
Impairment on investment securities	63,403	—
Net gains	(7,960)	(1,623)
Net derivative activities	(96)	214
Originated loans held for sale	(49,553)	(64,066)
Proceeds from sales of loans held for sale	50,560	62,118
Restructuring activities	40	1,348
Cash payments for restructuring activities	(159)	(658)
Share based payments	1,518	961
Net decrease (increase) in accrued interest receivable and other assets	7,878	(5,330)
Net increase in accrued expenses and other liabilities	300	4,607

Total adjustments	59,362	11,655

Net cash provided by operating activities	51,964	43,291

Investing Activities:
Principal collections and maturities of securities available for sale	59,553	85,406
Principal collections and maturities of securities held to maturity	—	52,048
Proceeds from sales of securities available for sale	8,690	82,938
Purchases of securities available for sale	(77,779)	(139,019)
Loan originations and purchases less principal collections	7,688	(66,924)
Purchases of premises and equipment	(6,434)	(3,548)
Sale of branch facility	—	1,967

Net cash provided (used) by investing activities	(8,282)	12,868

Financing Activities:
Net increase in deposits	131,411	48,176
Net decrease in short-term borrowings	(245,541)	(4,857)
Proceeds from long-term debt	65,000	155,000
Payments and maturities of long-term debt	(100,265)	(226,794)
Net proceeds from issuance of subordinated debt	47,731	—
Proceeds from exercise of stock options	127	3,139
Net proceeds from issuance of common stock	13,116	—
Net proceeds from issuance of preferred stock	49,266	—
Tax (expenses) benefits associated with share based payments	(156)	257
Purchase of treasury stock	(154)	(12,006)
Cash dividends paid on common stock	(13,925)	(19,875)

Net cash used by financing activities	(53,390)	(56,960)

Decrease in cash and cash equivalents	(9,708)	(801)
Cash and cash equivalents at beginning of period	142,318	149,912

Cash and cash equivalents at end of period	$132,610	$149,111

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$47,341	$51,320
Income taxes paid	6,802	12,826
Beneficial conversion feature - Preferred stock	1,463	—
Impairment of premises and equipment	267	357

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

June 30, 2008

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

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

Other Changes in Accounting Principles

Effective January 1, 2008, the Corporation adopted the Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance was recognized through a $122 thousand cumulative adjustment of beginning retained earnings.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which will be effective for business combinations occurring on or after December 15, 2008. Early adoption is prohibited. The statement provides guidance on the concept of control of another business and provides further guidance regarding the definition of a business. It further provides an acquisition model which must be used to account for a business combination including the measurement of the fair value of the acquisition, treatment of transaction costs, contingent consideration, the recognition and measurement of assets, liabilities and noncontrolling interests, treatment of partial acquisitions and determination of goodwill.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of an entity’s uses of derivative instruments, how the derivatives are accounted for and how the derivatives instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The Corporation is currently evaluating the disclosure requirements of this guidance and any implications it may have on the results of operations of the Corporation.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which will be effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. This FSP requires unvested share-based payments to entitled employees that receive nonrefundable dividends to also be considered participating securities. The Corporation is currently evaluating the requirements and implications of this guidance.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157. Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial position or results of operations.

The Corporation has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data, which include discount rate, interest rate yield curves, prepayment speeds, bond ratings, credit risk, loss severities, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimated and therefore, subject to management’s judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The Corporation has various controls in place to ensure that the valuations are appropriate, including a review and approval of the valuation models, benchmarking, comparison to similar products and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Corporation believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

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

Investment securities

When quoted prices are available in an active market, securities are classified as Level 1 within the valuation hierarchy. These securities include highly liquid government bonds and U.S. agency backed mortgage products. Fair values that are estimated by using pricing models, quoted prices of securities with similar characteristics, or discounted cash flows are generally classified within Level 2 of the valuation hierarchy and include certain corporate obligations and municipal debt obligations. In certain cases where there is limited activity or less transparency to the valuation inputs, securities are classified as Level 3 within the valuation hierarchy. These securities include certain asset-backed securities, non-agency mortgage-backed securities and pooled trust preferred securities.

Derivatives

The Corporation’s open derivative positions are valued using third party developed models that use as their basis observable market data or inputs developed by the third party. These derivatives are considered within Level 2 of the valuation hierarchy. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be unobservable. Exchange-traded derivatives, if applicable, are valued using quoted prices and classified within Level 1 of the valuation hierarchy. At June 30, 2008, the Corporation did not have any exchange-traded derivatives.

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

The following table presents the financial instruments measured at fair value on a recurring basis as of June 30, 2008 on the Condensed Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

	At June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$8,080	$—	$—	$8,080
Securities available for sale	1,333,870	592,559	254,496	486,815
Derivatives	5,220	—	5,220	—
Bank owned life insurance	156,196	—	—	156,196

Total assets at fair value	$1,503,366	$592,559	$259,716	$651,091

Other liabilities
Derivatives	$292	$—	$292	$—

Total liabilities at fair value	$292	$—	$292	$—

Changes in Level 3 fair value measurements

The tables below include a roll forward of the Statement of Financial Condition amounts for the six months ending June 30, 2008, including changes in fair value for financial instruments within Level 3 of the valuation hierarchy. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources. The gains or (losses) in the following table may include changes to fair value due in part to observable factors that may be part of the valuation methodology.

Assets and liabilities measured at fair value on a recurring basis

(in thousands)	Mortgage loans held for sale	Securities available for sale	Bank owned life insurance
Balance at December 31, 2007	$8,859	$519,278	$153,355
Total net gains (losses) for the year included in:
Net gains (losses)	228	(63,403)	2,841
Other comprehensive loss	—	(29,293)	—
Purchases, sales or settlements, net	(1,007)	(8,952)	—
Net transfer in/out of Level 3	—	69,185	—

Balance at June 30, 2008	$8,080	$486,815	$156,196

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at June 30, 2008	$—	$(63,403)	$2,841

The following table indicates the changes in fair value recognized in the Condensed Consolidated Statements of Operations:

	Changes in fair value for the Three Months Ended June 30, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings
Mortgage loans held for sale	$—	$116	$116
Securities available for sale	(20,748)	—	(20,748)
Bank owned life insurance	—	1,406	1,406

Total assets at fair value	$(20,748)	$1,522	$(19,226)

	Changes in fair value for the Six Months Ended June 30, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings
Mortgage loans held for sale	$—	$228	$228
Securities available for sale	(63,403)	—	(63,403)
Bank owned life insurance	—	2,841	2,841

Total assets at fair value	$(63,403)	$3,069	$(60,334)

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs. The write-downs for the Corporation’s more significant assets or liabilities measures on a non-recurring basis are based on the lower of amortized cost or estimated fair value.

Impaired Loans

The Corporation considers loans to be impaired when it becomes probable that the Corporation will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the present value of the expected cash flows discounted at the historical effective interest rate, the market price of the loan or the fair value of the underlying collateral.

Foreclosed Assets

Once a loan is determined to be uncollectible, the underlying collateral of a loan is repossessed and reclassified to other real estate owned. These assets are carried at lower of cost or fair value of the collateral, less cost to sell.

Both impaired loans and foreclosed assets are classified as Level 2 within the valuation hierarchy.

	At June 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Assets
Loans	$24,676	$—	$24,676	$—
Foreclosed assets	11,095	—	11,095	—

Total	$35,771	$—	$35,771	$—

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$46,268	$19	$—	$46,287
Mortgage-backed securities	714,485	648	34,066	681,067
Municipal securities	151,629	344	1,535	150,438
Other debt securities	563,090	221	107,233	456,078

Total securities available for sale	1,475,472	1,232	142,834	1,333,870

Securities held to maturity:
Other debt securities	47,076	714	2,509	45,281

Total securities held to maturity	47,076	714	2,509	45,281

Total investment securities	$1,522,548	$1,946	$145,343	$1,379,151

December 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,928	$26	$—	$41,954
Mortgage-backed securities	724,744	1,295	19,664	706,375
Municipal securities	152,865	1,156	330	153,691
Other debt securities	601,837	348	82,906	519,279

Total securities available for sale	1,521,374	2,825	102,900	1,421,299

Securities held to maturity:
Other debt securities	47,265	770	495	47,540

Total securities held to maturity	47,265	770	495	47,540

Total investment securities	$1,568,639	$3,595	$103,395	$1,468,839

June 30, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$67,167	$—	$2,206	$64,961
Mortgage-backed securities	722,713	419	29,869	693,263
Municipal securities	148,014	103	3,098	145,019
Other debt securities	631,571	3,399	5,983	628,987

Total securities available for sale	1,569,465	3,921	41,156	1,532,230

Securities held to maturity:
Other debt securities	48,278	479	244	48,513

Total securities held to maturity	48,278	479	244	48,513

Total investment securities	$1,617,743	$4,400	$41,400	$1,580,743

At June 30, 2008, a net unrealized after-tax loss of $85.6 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compares to a net unrealized after-tax loss of $22.4 million at June 30, 2007 and a net unrealized after-tax loss of $60.0 million at December 31, 2007.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries have severely constricted the structured securities market. The secondary market for various types of securities has been limited and has negatively impacted securities values. Quarterly, the Corporation reviews each investment security segment noted in the table below to determine the nature of the decline in the value of investment securities and evaluates if any of the underlying securities has experienced other-than-temporary impairment (“OTTI”). The following table provides further detail of the investment securities portfolio at June 30, 2008.

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2008
U.S. treasury, agency and agency MBS - AAA rated	$662,021	$667	$13,027	$649,661
Municipal securities	151,629	344	1,535	150,438
Non-agency MBS - AAA rated	63,964	—	6,033	57,931
Non-agency MBS - AA rated or below	34,768	—	15,006	19,762
Bank and insurance pooled trust preferred securities	486,370	—	92,709	393,661
REIT pooled trust preferred securities	23,293	18	8,249	15,062
Corporate securities	100,103	917	8,784	92,236
Other securities	400	—	—	400

Total	$1,522,548	$1,946	$145,343	$1,379,151

The unrealized losses associated with AAA rated U.S. treasury, agency and agency MBS securities are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. In addition, municipal securities were adversely impacted by changes in interest rates. This portfolio segment is not experiencing any credit problems at June 30, 2008, and each security has a credit rating of at least single A in addition to the bond insurers rating. The Corporation believes that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines since the third quarter of 2007. The AAA rated non-agency MBS securities have experienced price declines due to the current market environment and the currently limited secondary market for such securities. The credit quality for this portfolio remains strong and no losses are expected in this portfolio at June 30, 2008. The Corporation believes all contractual cash flows on these securities will be received. Certain AA rated or below non-agency MBS securities have been other-than-temporarily impaired and the value of these securities has been reduced and a corresponding charge to earnings was recognized. Management monitors the actual default rates and interest deferrals in addition to future expected defaults to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. In addition, the credit support is also assessed to ensure it can absorb the projected loan losses. All AA rated or below non-agency MBS securities that have not been written down appear to have enough credit support to cover the projected loan losses.

The bank and insurance pooled trust preferred securities prices continue to decline due to reduced demand for these securities as their average lives have lengthened and from the increased supply due to forced liquidations from some market participants. Additionally, there has been little secondary market trading for these types of securities. At June 30, 2008, the Corporation believes that the credit quality of these securities remains adequate to absorb further economic declines, and these securities remain investment grade. Only a limited number of issuers have contractually deferred their interest payments. As a result, the Corporation believes all contractual cash flows will be received on this portfolio.

As of June 30, 2008, the Corporation recognized that certain REIT trust preferred securities were other-than-temporarily impaired and, accordingly, these securities have been written down to their fair value. The remaining unrealized losses on these securities are considered temporary in nature. The Corporation believes that these securities have sufficient credit subordination to withstand projected losses without impacting the securities cash flows. The Corporation analyzes the current level of defaults by issue, forecasts defaults of specific issuers and unspecified issuers along with determining the threshold of defaults necessary for interest to be curtailed. In addition, the credit ratings for these securities are also reviewed. This analysis is used to forecast each security’s ability to make its contractual interest and principal payments and assist in the impairment determination.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At June 30, 2008, all of the securities are current as to principal and interest payments, and are expected to remain so in the future.

Management performs an extensive review of the investment securities portfolio quarterly to determine the cause of declines in the fair value of each security within each segment of the portfolio. The Corporation uses inputs provided by an independent third party to determine the fair values of its investment securities portfolio. Inputs provided by the third party are reviewed and corroborated by management. Evaluations of the causes of the unrealized losses are performed to determine whether the impairment is temporary or other-than-temporary in nature. Considerations such as the Corporation’s intent and ability to hold the securities, recoverability of the invested amounts over the Corporation’s intended holding period, severity in pricing decline and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

The impairment evaluations noted above are consistent with the accounting guidance in EITF 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” and SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” to determine if a security is OTTI. Securities deemed OTTI are written-down to their current market values with a charge to earnings. The review process uses a combination of the severity of pricing declines and the present value of the expected cash flows and compares those results to the current carrying value. Significant deterioration in pricing or cash flows from a market participant perspective typically indicates other-than-temporary impairment. The significance of the decline in prices and the determination of OTTI is based on management’s judgement of the severity of the price deterioration. Significant inputs provided by the independent third party such as default and loss severity are reviewed internally for reasonableness and from a market participant’s perspective. If available, discount rates are determined through identifying trades of similar securities. If discount rates are unavailable, alternative methods are used and validated to produce appropriate discount rates.

At June 30, 2008, investment securities that have unrealized losses are considered temporary in nature because the decline in fair value was caused by the interest rate environment or widening spreads and not caused by cash flow impairment. The Corporation has the intent and ability to hold these securities until recovery, which may be maturity.

Listed below is the impairment recognized as OTTI recorded on the REIT trust preferred securities portfolio and the non-agency MBS investment security portfolio by the Corporation since the fourth quarter of 2007 and the related book value.

	Impairment on Investment Securities
	4Q 2007	1Q 2008	2Q 2008	Total	Book Value 6/30/2008
REIT trust preferred securities	$47,488	$19,439	$14,817	$81,744	$23,293
Non-agency MBS securities		23,216	5,931	29,147	98,732

Total	$47,488	$42,655	$20,748	$110,891	$122,025

The additional write-downs of the securities in the first and second quarters of 2008 were the result of the OTTI review discussed above as these securities have experienced high levels of mortgage delinquencies relative to the credit support remaining in the securities’ structures or due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities.

For further details regarding investment securities and impairment of investment securities at December 31, 2007, refer to Notes 1 and 3 of the Consolidated Financial Statements in the Corporation’s Form 10-K for the year ended December 31, 2007. The Corporation will continue to evaluate the investment ratings in the securities portfolio, severity in pricing declines, market price quotes along with timing and receipt of amounts contractually due. Based upon these and other factors, the securities portfolio may experience further impairment. At June 30, 2008, management currently has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

NOTE 4—LOANS

A summary of loans outstanding as of the dates indicated is shown in the table below.

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Residential real estate:
Originated and acquired residential mortgage	$267,784	$296,783	$303,748
Home equity	1,097,290	1,082,819	1,032,930
Other consumer:
Marine	357,508	352,604	361,349
Other	23,357	26,101	24,726

Total consumer	1,745,939	1,758,307	1,722,753

Commercial real estate:
Commercial mortgage	510,436	439,229	442,813
Residential construction	551,149	631,063	603,221
Commercial construction	451,409	447,394	359,955
Commercial business	943,474	939,333	799,344

Total commercial	2,456,468	2,457,019	2,205,333

Total loans	$4,202,407	$4,215,326	$3,928,086

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$55,249	$45,519	$55,269	$45,203
Provision for loan losses	6,400	4,792	9,514	5,844
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	233	180	458	318
Home equity	354	118	591	144
Marine and other consumer	527	506	965	971
Residential construction	1,350	—	1,670	—
Commercial business	1,011	3,738	2,925	3,845

Net charge-offs	3,475	4,542	6,609	5,278

Balance at end of period	$58,174	$45,769	$58,174	$45,769

NOTE 6—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the six months ended June 30, 2008.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2007	$254,528	$(622)	$253,906

Balance at June 30, 2008	$254,528	$(622)	$253,906

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at December 31, 2007	$10,873	$(4,721)	$6,152
Amortization expense	—	(633)	(633)

Balance at June 30, 2008	$10,873	$(5,354)	$5,519

As a result of the Corporation’s decline in market capitalization since December 31, 2007, the last annual valuation, the Corporation assessed its goodwill for potential impairment as of June 30, 2008. Based upon this assessment, the Corporation has determined no impairment charge is necessary. Management will continue to test for impairment annually unless a significant event occurs.

NOTE 7—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Interest-bearing deposits:
Interest-bearing demand	$516,186	$479,436	$559,488
Money market	628,050	675,077	578,327
Savings	571,428	512,684	583,710
Direct time certificates of deposit	1,118,650	1,094,622	1,211,480
Brokered certificates of deposit	838,251	741,441	489,002

Total interest-bearing deposits	3,672,565	3,503,260	3,422,007
Noninterest-bearing deposits	687,915	676,260	766,281

Total deposits	$4,360,480	$4,179,520	$4,188,288

NOTE 8—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Securities sold under repurchase agreements	$213,113	$309,712	$351,452
Federal funds purchased	175,000	549,000	300,000
Federal Home Loan Bank advances - fixed rate	125,000	—	—
Federal term auction	100,000	—	—
Other short-term borrowings	2,741	2,683	2,578

Total short-term borrowings	$615,854	$861,395	$654,030

NOTE 9—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Federal Home Loan Bank advances - fixed rate	$30,000	$90,000	$75,000
Federal Home Loan Bank advances - variable rate	570,000	545,000	545,000
Junior Subordinated Debentures	136,596	136,683	136,770
Subordinated notes	47,775	—	—

Total long-term debt	$784,371	$771,683	$756,770

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Beginning on May 1, 2013, Provident Bank may redeem some or all of the subordinated notes, at any time, at a price equal to 100% of the principal amount of such notes redeemed plus accrued and unpaid interest to the redemption date. Proceeds from the debt offering, net of issuance costs, totaled $47.7 million and were used to decrease brokered certificates of deposit and fed funds purchased. This debt qualifies as Tier II capital under regulatory capital guidelines.

NOTE 10—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (the “Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At June 30, 2008, 3.3 million shares were available to be granted by the Corporation pursuant to the plan.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average dividend yield	7.00%	3.41%	7.39%	3.41%
Weighted average risk-free interest rate	2.86%	4.72%	2.98%	4.72%
Weighted average expected volatility	30.81%	16.69%	20.76%	16.69%
Weighted average expected life	5.25 years	5.25 years	5.25 years	5.25 years
Weighted average fair value of options granted	$1.51	$5.44	$1.26	$5.44

The Corporation recognized compensation expense related to options of $308 thousand and $180 thousand for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 compensation expense related to options was $529 thousand compared to $425 thousand for the same period in 2007. There were no options exercised for the three months ended June 30, 2008. The intrinsic value of options exercised for the three months ended June 30, 2007 was $723 thousand. For the six months ended June 30, 2008 and 2007, the intrinsic value of the options exercised was $49 thousand and $1.0 million, respectively. Unrecognized compensation cost related to non-vested options was $3.2 million and $2.8 million at June 30, 2008 and 2007, respectively, and is expected to be recognized over a weighted average period of 2.9 years and 3.2 years, respectively.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	2,323,946	$29.18
Granted	1,117,308	$17.32
Exercised	(9,450)	$13.48
Cancelled or expired	(205,781)	$28.63

Options outstanding at June 30, 2008	3,226,023	$25.16	5.84	—

Options exercisable at June 30, 2008	1,695,927	$27.96	4.51	—

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Grants to directors	$280	$320	$280	$320
Grants to employees	$396	$268	$696	$500
Fair value of grants vested	$289	$319	$1,420	$1,059

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2007	107,152	$35.48
Granted	136,458	$16.21
Vested	(57,519)	$24.69
Cancelled	(6,880)	$33.82

Unvested at June 30, 2008	179,211	$24.33

At June 30, 2008, unrecognized compensation cost related to non-vested restricted stock grants was $3.1 million and is expected to be recognized over a weighted average period of 3.1 years.

Common Stock and Mandatory Convertible Non-Cumulative Preferred Stock Offering

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Company and members of the Company’s Board of Directors in connection with the private placement of approximately $64.8 million of its capital stock. The Agreement provided for the sale of 1,422,110 shares of the Corporation’s common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the common and preferred stock offering totaled $62.4 million. Proceeds from the capital issuance was used to decrease brokered certificates of deposit and fed funds purchased.

Each share of Series A Preferred will automatically convert into 95.238 shares of common stock on April 1, 2011. Holders may elect to convert their preferred shares at any time prior to that date. The conversion rate will be subject to customary anti-dilution adjustments. The discount on the preferred stock conversion feature provides a benefit to the preferred stockholders that must be recognized under the current accounting guidance in the financial statements as a non-cash dividend. This recognition did not result in any impact on the Corporation’s capital.

The Series A Preferred will pay dividends in cash, when declared by the Board of Directors, at a rate of 10.0% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. In the event that the Corporation increases its quarterly dividend on its common stock above $0.165, the holders of the Series A Preferred will be entitled to an additional dividend at a rate per annum equal to the percentage increase above $0.165 multiplied by 10.0%. No dividends may be paid on the Corporation’s common stock unless dividends have been paid in full on the Series A Preferred.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. During all periods presented, the derivatives designated as fair value hedges were determined to be effective. Accordingly, the designated hedges and the associated hedged items were marked to fair value by equal and offsetting amounts. At June 30, 2008, there were no derivatives designated as fair value hedges. Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the six months ended June 30, 2008, the Corporation recorded an increase in the value of derivatives of $726 thousand compared to a decrease of $320 thousand for the same period in 2007, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of cash flow hedges resulted in a credit to earnings of $6 thousand for the three months ended June 30, 2008 compared to a charge of $5 thousand for the same period in 2007. For the six months ended June 30, 2008, there was a credit to earnings of $15 thousand compared to a $4 charge for the same period in 2007.

During the first quarter of 2008, the Corporation closed out a $40.0 million non-designated derivative and added two non-designated derivatives for $4.0 million each. In the second quarter, two additional non-designated derivatives for $11.1 million each were also added. Typically, interest rate swaps that are classified as non-designated derivatives are marked-to-market and the gains or losses are recorded in non-interest income at the end of each reporting period. Non-designated derivatives may represent interest rate protection on the Corporation’s net interest income or derivative products provided to customers but do not meet the requirements to receive hedge accounting treatment. For the three months ended June 30, 2008 the value of the non-designated derivatives completely offset each other. During the three months ended June 30, 2007, the Corporation recorded net losses $552 thousand to reflect the change in value of the non-designated interest rate swaps. For the six months ended June 30, 2008 and 2007, the Corporation recorded net losses of $266 thousand and $616 thousand, respectively, to reflect the change in the value of the non-designated interest rate swaps.

The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $51 thousand and $200 thousand for the three months ended June 30, 2008 and 2007, respectively. For the six months ended June 30, 2008 and 2007, the net cash benefit from these interest rate swaps was $347 thousand and $406 thousand, respectively. These transactions are recorded in net derivative activities on the Condensed Consolidated Statements of Operations.

Where appropriate, the Corporation obtains collateral to reduce counterparty risk associated with interest rate swaps. To the extent the master netting arrangements meet the requirements of FSP FIN 39-1 “Amendment of FASB Interpretation No. 39”, amounts are reflected on the Condensed Consolidated Statement of Condition at a net amount. At June 30, 2008, cash collateral of $4.9 million was included in the Condensed Consolidated Statement of Condition and netted against the fair value of the derivative position.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
June 30, 2008
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$239,450	$5,621	$5,621
Interest rate caps/corridors	Hedge borrowing cost	25,000	4	4

Total designated derivatives		264,450	5,625	5,625

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		15,050	62	(41)
Receive fixed/pay variable		15,050	132	85

Total non-designated derivatives		30,100	194	44

Total derivatives		$294,550	$5,819	$5,669

December 31, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$272,450	$5,002	$4,968
Interest rate caps/corridors	Hedge borrowing cost	25,000	71	71

Total designated derivatives		297,450	5,073	5,039

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,095	2,095

Total non-designated derivatives		40,000	2,095	2,095

Total derivatives		$337,450	$7,168	$7,134

June 30, 2007
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$277,450	$4	$(2,944)
Interest rate caps/corridors	Hedge borrowing cost	75,000	525	525

Total designated derivatives		352,450	529	(2,419)

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	1,858	1,858

Total non-designated derivatives		40,000	1,858	1,858

Total derivatives		$392,450	$2,387	$(561)

NOTE 12—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

Commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated were as follows:

(in thousands)	June 30, 2008
Commercial business and real estate	$824,447
Consumer revolving credit	839,562
Residential mortgage credit	9,892
Performance standby letters of credit	136,953
Commercial letters of credit	4,468

Total loan commitments	$1,815,322

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

NOTE 13—NET GAINS

Net gains include the following components for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2008	2007	2008	2007
Net gains (losses):
Sale of MasterCard shares	$8,690	$—	$8,690	$—
Securities sales	—	187	—	399
Asset sales	(86)	233	(60)	1,071
Extinguishment of debt and early redemption of brokered CDs	(453)	—	(670)	153

Net gains	$8,151	$420	$7,960	$1,623

NOTE 14—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Condensed Consolidated Statements of Operations as they are incurred. The costs include incremental expenses associated with corporate-wide efficiency and infrastructure initiatives focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model.

All amounts accrued with respect to the initiatives discussed above have been recognized in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007.

The incurred costs for all restructuring activities are reflected in the following tables:

	For the Three Months Ended June 30, 2008			For the Six Months Ended June 30, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$(34)	$(34)	$—	$(15)	$(15)
Contract terminations	—	—	—	—	—	—
Impairment of fixed assets	—	—	—	—	—	—
Other related costs	—	—	—	55	—	55

Total restructuring activities	$—	$(34)	$(34)	$55	$(15)	$40

	For the Three Months Ended June 30, 2007			For the Six Months Ended June 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$481	$481	$—	$481	$481
Contract terminations	—	—	—	473	—	473
Impairment of fixed assets	—	—	—	357	—	357
Other related costs	—	—	—	37	—	37

Total restructuring activities	$—	$481	$481	$867	$481	$1,348

The following table reflects a roll-forward of the accrued liability associated with the restructuring activities:

	At June 30, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2007	$—	$147	$147
Branch closure costs	55	—	55
Efficiency initiatives costs	—	(15)	(15)
Cash payments	(55)	(104)	(159)

Balance at June 30, 2008	$—	$28	$28

The Corporation’s efficiency initiatives were substantially completed at June 30, 2008. As part of the continued focus on cost efficiency and control, the Corporation will continue to incur occasional future expense relating to cost control initiatives as opportunities present themselves. These costs, if applicable, will be presented in non-interest expenses in the Consolidated Statements of Operations.

NOTE 15—INCOME TAXES

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for de-recognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Operations. At January 1, 2007, no interest and penalties were required to be recognized. At June 30, 2008, the Corporation did not have any material unrecognized tax benefits and no interest and penalties were required to be recognized. The tax years that remain subject to examination are 2004 through 2007 for both the Federal and State of Maryland tax authorities.

NOTE 16—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

(in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Net income (loss)	$10,224	$15,522	$(7,398)	$31,636
Less: Beneficial conversion feature on preferred stock	1,463	—	1,463	—

Net income (loss) available to common stockholders	$8,761	$15,522	$(8,861)	$31,636

Basic EPS shares	32,790	32,128	32,164	32,164
Basic EPS	$0.27	$0.48	$(0.28)	$0.98

Dilutive common stock equivalents	105	268	—	276
Dilutive EPS shares	32,895	32,396	32,164	32,440
Dilutive EPS	$0.27	$0.48	$(0.28)	$0.98

Antidilutive shares	3,237	991	2,976	540

Dilutive common stock equivalents are composed of potentially convertible preferred stock and shares associated with stock-based compensation. Dilutive common stock equivalents have been excluded from the computation of dilutive EPS if the result would be anti-dilutive. Inclusion of dilutive common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

NOTE 17—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income (loss) to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated:

(in thousands)	Three Months Ended June 30,
	2008			2007
	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized losses arising during the year	$(39,064)	$(14,876)	$(24,188)	$(27,181)	$(10,722)	$(16,459)
Reclassification of gains (losses) realized in net income	20,748	7,877	12,871	(187)	(73)	(114)

Net unrealized losses on securities arising during the year	(18,316)	(6,999)	(11,317)	(27,368)	(10,795)	(16,573)
Net unrealized losses from derivative activities arising during the year	(4,745)	(1,890)	(2,855)	(2,194)	(868)	(1,326)

Other comprehensive loss	$(23,061)	$(8,889)	(14,172)	$(29,562)	$(11,663)	(17,899)

Net income			10,224			15,522

Comprehensive loss			$(3,948)			$(2,377)

(in thousands)	Six Months Ended June 30,
	2008			2007
	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized losses arising during the year	$(105,089)	$(40,567)	$(64,522)	$(21,491)	$(8,471)	$(13,020)
Reclassification of net gains (losses) realized in net income	63,403	24,473	38,930	(399)	(157)	(242)

Net unrealized losses on securities arising during the year	(41,686)	(16,094)	(25,592)	(21,890)	(8,628)	(13,262)
Net unrealized gains (losses) from derivative activities arising during the year	1,152	436	716	(824)	(508)	(316)

Other comprehensive loss	$(40,534)	$(15,658)	(24,876)	$(22,714)	$(9,136)	(13,578)

Net income (loss)			(7,398)			31,636

Comprehensive income (loss)			$(32,274)			$18,058

NOTE 18—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended June 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2008	2007	2008	2007	2008	2007
Service cost - benefits earned during the period	$636	$632	$189	$256	$1	$2
Interest cost on projected benefit obligation	817	724	95	215	5	5
Expected return on plan assets	(1,217)	(1,106)	—	—	—	—
Net amortization and deferral of loss (gain)	238	210	106	68	(1)	(2)

Net pension cost included in employee benefits expense	$474	$460	$390	$539	$5	$5

	Six Months Ended June 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2008	2007	2008	2007	2008	2007
Service cost - benefits earned during the period	$1,272	$1,264	$377	$513	$2	$3
Interest cost on projected benefit obligation	1,634	1,448	190	430	10	11
Expected return on plan assets	(2,434)	(2,213)	—	—	—	—
Net amortization and deferral of loss (gain)	476	421	212	136	(2)	(4)

Net pension cost included in employee benefits expense	$948	$920	$779	$1,079	$10	$10

The minimum required contribution in 2008 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. The Corporation contributed $2.8 million to the qualified pension plan during the second quarter of 2008. No contributions were made during the first quarter of 2008.

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

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 79 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 196 Bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1. The Corporation’s funds transfer pricing system utilizes a matched maturity methodology that assigns a cost of funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the consumer and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment’s taxable income and the Corporation’s effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

For the three months ended June 30, 2008, the business segments’ income tax expense reflects the impact from the change in the Corporation’s year-to-date annual effective tax rate.

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended June 30,	-------2008-------			Total	-------2007-------			Total
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration		Commercial Banking	Consumer Banking	Treasury and Administration
Net interest income	$16,341	$24,219	$5,443	$46,003	$15,760	$25,438	$7,350	$48,548
Provision for loan losses	1,653	1,599	3,148	6,400	3,749	613	430	4,792

Net interest income after provision for loan losses	14,688	22,620	2,295	39,603	12,011	24,825	6,920	43,756
Non-interest income	5,522	23,752	(12,957)	16,317	5,162	25,760	163	31,085
Non-interest expense	6,678	36,460	7,235	50,373	6,099	39,479	7,050	52,628

Income (loss) before income taxes	13,532	9,912	(17,897)	5,547	11,074	11,106	33	22,213
Income tax expense (benefit)	12,937	8,455	(26,069)	(4,677)	3,336	3,345	10	6,691

Net income (loss)	$595	$1,457	$8,172	$10,224	$7,738	$7,761	$23	$15,522

Total assets	$2,416,267	$3,046,721	$919,067	$6,382,055	$2,208,392	$3,163,410	$891,577	$6,263,379

Six Months Ended June 30,	-------2008 -------			Total	-------2007 -------			Total
	Commercial Banking	Consumer Banking	Treasury and Administration		Commercial Banking	Consumer Banking	Treasury and Administration
Net interest income	$33,831	$46,716	$10,445	$90,992	$31,413	$50,409	$15,661	$97,483
Provision for loan losses	3,713	2,478	3,323	9,514	3,766	1,195	883	5,844

Net interest income after provision for loan losses	30,118	44,238	7,122	81,478	27,647	49,214	14,778	91,639
Non-interest income (loss)	10,543	46,602	(55,952)	1,193	10,015	49,741	1,198	60,954
Non-interest expense	12,982	73,677	15,145	101,804	12,241	80,423	14,732	107,396

Income (loss) before income taxes	27,679	17,163	(63,975)	(19,133)	25,421	18,532	1,244	45,197
Income tax expense (benefit)	16,977	10,527	(39,239)	(11,735)	7,627	5,561	373	13,561

Net income (loss)	$10,702	$6,636	$(24,736)	$(7,398)	$17,794	$12,971	$871	$31,636

Total assets	$2,416,267	$3,046,721	$919,067	$6,382,055	$2,208,392	$3,163,410	$891,577	$6,263,379

NOTE 20—SUBSEQUENT EVENT

On July 1, 2008, the Corporation transferred $346.7 million par value of primarily A-rated (or higher) bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $270.2 million at June 30, 2008, a weighted average maturity of twenty-seven years and a weighted average call date of seven years. The Corporation has the intent and ability to retain these securities until maturity. As a result of the transfer, $76.5 million of net unrealized pre-tax losses associated with the transferred securities, that were previously recorded in net accumulated other comprehensive income (loss) will continue to be reflected in stockholders’ equity and be reflected as a discount on investment securities. The discount and amount reflected in net accumulated other comprehensive income (loss) will be amortized using the effective interest method over the remaining life of the securities. These amortization amounts will increase the securities available for sale and stockholders’ equity balances over the maturity period of the securities with no impact to net income. Additionally, as a result of this transfer, it is expected that there will be no negative future impact on earnings, net accumulated other comprehensive income, or capital unless the transferred securities are determined to be other than temporarily impaired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (the “Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”); a Maryland chartered stock commercial bank. At June 30, 2008, the Bank is the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 142 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 142 banking offices, 49% are located in the Greater Baltimore region and 51% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 196 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network, which provides free access to more than 11,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial Business, Commercial Real Estate, Consumer and Business Banking. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer loan, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. In addition, the Bank has significantly expanded its online deposit account capabilities, including the introduction of mobile banking services in early 2008, allowing customers to perform banking transactions via mobile devices such as cellular phones. The business banking segment is further supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Commercial banking provides lending services through its commercial business division and its commercial real estate division. The commercial business division provides customized banking solutions to middle market commercial customers while the commercial real estate division provides lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer.

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

Expand delivery (branch and non-branch) within the market Provident serves; supplement with acquisitions within pricing discipline. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by a net 28 in-store or traditional branches.

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries year over year, unless otherwise indicated. This discussion and tabular presentations should be read in conjunction with the accompanying unaudited Condensed Consolidated Financial Statements and Notes.

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

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property, fixed assets or early extinguishment of debt. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments or impairment on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Corporation’s primary source of income.

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

FINANCIAL CONDITION

Capital growth, liquidity and earnings are a major focus for the Corporation during these uncertain economic times. During the second quarter of 2008, the Corporation was successful in raising and growing capital, maintaining sufficient liquidity and providing solid earnings. The financial condition of the Corporation reflects the strengthening of the Corporation’s franchise in the key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia, through expanded business development and the execution of the Corporation’s strategic priorities and the strengthening of the balance sheet by growing capital, loans and deposits along with maintaining loan credit quality in an uncertain economic environment. Growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) is a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business.

The Corporation also grew deposits, mainly from the use of brokered certificates of deposit, which offset the decline in deposits resulting from the sale of six branches and associated deposits to Union Bankshares in September 2007, increased competition for deposits and the significant decline in real estate related activity, which affects the related escrow deposits.

The core banking performance resulted in a decline in non-interest expense of $1.9 million, stable loan credit quality and an increase in average relationship-based loans of $331.5 million, or 9.2%, for the quarter ended June 30, 2008 when compared to the same period a year ago. In addition, the Corporation increased its tangible capital ratio and its already “well capitalized” regulatory capital ratios in the second quarter of 2008 when compared to the first quarter of 2008. At June 30, 2008, total assets were $6.4 billion, while total loans and deposits were $4.2 billion and $4.4 billion, respectively.

Stockholders’ Equity and Capital

Long-term capital growth is a specific focus for the Corporation. To provide capital growth, the Corporation successfully completed a multi-tiered capital plan in April 2008 to strengthen the Corporation’s capital base, including the issuance of $64.8 million in equity securities and $50 million in subordinated debt. In addition, beginning with the dividend that was paid in May 2008, the quarterly dividend payment was reduced by 66% and is expected to result in an annual savings of approximately $29 million, providing the least costly source to re-build tangible common equity.

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Corporation and members of Corporation’s Board of Directors in connection with the private placement of approximately $64.8 million of its capital stock. The Agreement provided for the sale of 1,422,110 shares of the Corporation’s common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the equity offering totaled $62.4 million.

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Net proceeds from the debt offering totaled $47.7 million and qualifies for Tier II regulatory capital.

Total stockholders’ equity was $573.2 million at June 30, 2008, an increase of $17.4 million from December 31, 2007. Stockholders’ equity increased by $13.6 million from the issuance of common stock and $51.2 million from the issuance of preferred stock, partially offset by $2.4 million of costs associated with the issuance of the equity raised in the second quarter of 2008. Net accumulated other comprehensive loss increased $24.9 million during the period primarily due to the impact on the market value of the debt securities portfolio from the current illiquid market. In addition, the change in stockholders’ equity for the period was attributable to a $7.4 million net loss for the six months ended June, 2008, common stock dividends of $13.9 million, a $1.5 million increase due to share based payment activity and a $300 thousand decline in other activities.

The equity raised from the capital activities discussed above and the equity preserved from the dividend reduction along with growth in net income in the second quarter 2008 has improved the Corporation’s tangible common equity, Tier I risk-based capital and total risk-based capital ratios in the second quarter of 2008.

The Company’s tangible common equity ratio increased from 5.48% at March 31, 2008 to 5.81% at June 30, 2008. The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill and deposit-based intangibles and preferred stock. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI, preferred stock and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended June 30, 2008, December 31, 2007 and June 30, 2007, respectively.

(dollars in thousands)	June 30, 2008	December 31, 2007	June 30, 2007
Total equity capital per consolidated financial statements	$573,166	$555,771	$624,167
Accumulated other comprehensive loss	93,053	68,177	35,685
Goodwill	(253,906)	(253,906)	(253,906)
Deposit-based intangible	(5,519)	(6,152)	(8,065)
Preferred stock	(51,215)	—	—

Tangible common equity	$355,579	$363,890	$397,881

Total assets per consolidated financial statements	$6,382,055	$6,465,046	$6,263,379
Goodwill	(253,906)	(253,906)	(253,906)
Deposit-based intangible	(5,519)	(6,152)	(8,065)

Tangible assets	$6,122,630	$6,204,988	$6,001,408

Tangible common equity ratio	5.81%	5.86%	6.63%

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

	June 30, 2008	December 31, 2007
(dollars in thousands)
Total equity capital per consolidated financial statements	$573,166	$555,771
Qualifying trust preferred securities	129,000	129,000

Accumulated other comprehensive loss	93,053	68,177

Adjusted capital	795,219	752,948
Adjustments for tier 1 capital:
Goodwill and disallowed intangible assets	(259,526)	(260,186)

Total tier 1 capital	535,693	492,762

Adjustments for tier 2 capital:
Allowance for loan losses	58,174	55,269
Subordinated debt	50,000	—
Allowance for letter of credit losses	707	635

Total tier 2 capital adjustments	108,881	55,904

Total regulatory capital	$644,574	$548,666

Risk-weighted assets	$5,057,059	$5,057,463
Quarterly regulatory average assets	6,176,542	6,145,549

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	8.67%	8.02%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	10.59	9.74	4.00	6.00
Total regulatory capital to risk-weighted assets	12.75	10.85	8.00	10.00

As of June 30, 2008, the Corporation is considered “well capitalized” for regulatory purposes.

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

The Corporation’s chief source of liquidity are the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At June 30, 2008, over $150 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At June 30, 2008, $1.0 billion of secured borrowings were employed, with sufficient collateral available to raise over $600 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility, and securities sold under repurchase agreements. Additionally, over $400 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At June 30, 2008, $175.0 million of fed funds were employed, compared with funding lines in place of approximately $1.0 billion. At June 30, 2008, the Corporation had $838.3 million of brokered certificates of deposit outstanding.

A significant use of the Corporation’s liquidity is the dividends paid to stockholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. The dividends paid to the Corporation by the Bank are utilized to pay dividends to stockholders, repurchase shares and pay interest on junior subordinated debentures. The Corporation and the Bank, in declaring and paying dividends, are also limited by the minimum regulatory capital requirements. The Corporation and the Bank are in compliance with these capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

Lending

Total average loan balances increased to $4.2 billion in the second quarter of 2008, an increase of $294.8 million, or 7.6%, over the second quarter of 2007. The following table summarizes the composition of the Corporation’s average loans for the periods indicated.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2008	2007	Variance	Variance
Residential real estate:
Originated and acquired residential mortgage	$274,357	$311,122	$(36,765)	(11.8)%
Home equity	1,089,274	1,014,915	74,359	7.3
Other consumer:
Marine	360,297	367,880	(7,583)	(2.1)
Other	23,537	26,731	(3,194)	(11.9)

Total consumer	1,747,465	1,720,648	26,817	1.6

Commercial real estate:
Commercial mortgage	501,953	446,898	55,055	12.3
Residential construction	578,600	584,719	(6,119)	(1.0)
Commercial construction	452,556	376,151	76,405	20.3
Commercial business	917,765	775,142	142,623	18.4

Total commercial	2,450,874	2,182,910	267,964	12.3

Total loans	$4,198,339	$3,903,558	$294,781	7.6

The Corporation continues to produce solid loan growth in its internally generated loan portfolios, mainly in the commercial portfolio. Relationship-based loans increased in the aggregate $331.5 million, or 9.2%, over the same quarter in 2007. The Corporation’s focus on developing lending relationships provided by the market opportunity, combined with the experience of lending officers in the market, has been demonstrated by the consistent growth in the commercial real estate and commercial business loan portfolios.

Total average loans increased by 7.6%, primarily due to an increase of $74.4 million, or 7.3%, in average home equity loans, $76.4 million, or 20.3%, in commercial construction loans, $55.1 million, or 12.3%, in average commercial mortgage loans and $142.6 million, or 18.4%, in average commercial business loans. These increases more than offset the $6.1 million market driven decline in average residential construction loans and the planned reductions in marine lending of $7.6 million and $36.8 million in the originated and acquired residential portfolios. These results reflect the effectiveness of the Corporation’s strategy to grow and deepen customer relationships in all four key market segments: commercial, commercial real estate, consumer and small business. The overall result is a strategically balanced mix of lending revenue sources between consumer and commercial loan products with $1.7 billion, or 41.6%, in consumer loans, and $2.5 billion, or 58.4%, in commercial loans. The diversity of lending products should provide the Corporation with opportunities to emphasize or de-emphasize certain product lines as market conditions change.

Commercial loans are a key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $268.0 million, or 12.3%, compared to the second quarter of 2007. Commercial construction loans posted an increase compared to the same quarter of 2007 of $76.4 million and residential construction loans declined by $6.1 million reflecting the contraction in the regional residential construction markets. During this same period, commercial business loans increased by $142.6 million, or 18.4% and commercial mortgage loans by $55.1 million, or 12.3%. The growth is largely within the Corporation’s market footprint and is a reflection of the relative strength in the Corporation’s markets and its ability to deepen lending relationships with seasoned borrowers in familiar markets and the creation of new lending relationships. These expanded relationships and associated risks are managed through disciplined loan administration and credit monitoring by an experienced credit management staff.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. Home equity loans are mainly located in these markets and 85% of this portfolio has been originated through the Corporation’s internal production network. This strategy resulted in the increase in average home equity loan balances over the same period a year ago. The production of direct consumer loans, primarily home equity loans and lines, is generated through the Bank’s retail banking offices, phone center and internet channels. The growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low margins in the industry.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

	June 30, 2008	December 31, 2007
(dollars in thousands)
Non-Performing Assets:
Originated and acquired residential mortgage	$8,207	$7,511
Home equity	1,993	1,737
Other consumer	788	—
Commercial mortgage	1,745	1,335
Residential real estate construction	1,466	7,923
Commercial business	10,477	12,742

Total non-accrual loans	24,676	31,248
Total renegotiated loans	—	—

Total non-performing loans	24,676	31,248
Non-performing investments	2,858	—
Total other assets and real estate owned	11,095	2,664

Total non-performing assets	$38,629	$33,912

90-Day Delinquencies:
Originated and acquired residential mortgage	$1,842	$2,149
Home equity	2,777	1,281
Other consumer	1,618	321
Residential real estate construction	300	—
Commercial business	486	79

Total 90-day delinquencies	$7,023	$3,830

Asset Quality Ratios:
Non-performing loans to loans	0.59%	0.74%
Non-performing investments to investments	0.21%	—
Non-performing assets to assets	0.61%	0.52%
Allowance for loan losses to loans	1.38%	1.31%
Net charge-offs in quarter to average loans	0.33%	0.58%
Allowance for loan losses to non-performing loans	235.75%	176.87%

Recent economic data has shown that the Mid-Atlantic region, while sluggish, remains one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels. In comparison to the prior quarter of 2008, new housing inventories are down in both Maryland and Virginia while unemployment levels in the region continue to be below the national average. With the majority of the home equity and commercial real estate portfolios concentrated with in the Washington D.C., Virginia and Maryland region, the overall credit quality for the second quarter of 2008 did not reveal any significant deterioration and is evidenced by non-performing loans to loans of 0.59% at June 30, 2008 compared to 0.74% at December 31, 2007, while net charge-offs to average loans was 0.33%, a decline from 0.58% for the quarter ending December 31, 2007 and a slight increase from 0.30% for the quarter ended March 31, 2008. The decline in non-performing loans is due mainly to the transfer of foreclosed properties to other real estate owned totaling $6.7 million. At June 30, 2008, the allowance for loan losses to total loans was 1.38%, while the allowance for loan losses to non-performing loans was 235.8%, compared to 1.31% and 176.9%, respectively at December 31, 2007. The level of 90-day delinquent loans increased during the same period, increasing $3.2 million to $7.0 million over the $3.8 million level at December 31, 2007. The increase in 90-day delinquent loans was spread through all the internally generated portfolios and was not concentrated in any one portfolio.

During the current quarter, the Corporation did not experience any broad-based deterioration within its loan portfolios. The diversification of the commercial real estate portfolio between commercial mortgages, commercial construction and residential construction along with the geographically different markets of Baltimore, suburban Washington, D.C. and Richmond, Virginia continue to support these results. In addition, the home equity portfolio has continued to perform reasonably well under the current market conditions. The success in maintaining loan asset quality above the national average is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the majority of the portfolio focused within the Washington D.C, Virginia and Maryland region which remains one of the better performing markets in the nation. Because events affecting borrowers and collateral are constantly changing and cannot be reliably predicted, present portfolio quality may not be an indication of future performance.

Non-performing loans as a percentage of each portfolio’s outstanding balance were as follows:

	June 30, 2008	December 31, 2007

Originated & acquired residential mortgage	3.06%	2.53%
Home equity	0.18	0.16
Other consumer	0.21	—
Total consumer	0.63	0.53
Commercial mortgage	0.34	0.30
Residential real estate construction	0.27	1.26
Commercial real estate construction	—	—
Commercial business	1.11	1.36
Total commercial	0.56	0.90
Total loans	0.59	0.74

Overall, the asset quality ratios of the Corporation are relatively stable when compared to December 31, 2007. Non-performing assets were $38.6 million at June 30, 2008, a 13.9% increase over the level at December 31, 2007. The level of non-performing assets to total assets was 0.61% at June 30, 2008, a slight increase compared to 0.52% at December 31, 2007. Non-performing investment balances were $2.9 million at June 30, 2008 and relate to certain investment securities that were other-than-temporarily impaired. The increase in non-performing assets was mainly attributable to the investment securities that were classified as non-performing during the first six months of 2008.

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

At June 30, 2008, the allowance for loan losses was $58.2 million, or 1.38% of total loans outstanding, compared to an allowance for loan losses at December 31, 2007 of $55.3 million, or 1.31% of total loans outstanding. The allowance coverage was 235.8% of non-performing loans at June 30, 2008 compared to 176.9% at December 31, 2007. Portfolio-wide, net charge-offs represented 0.33% of average loans in second quarter of 2008, compared to 0.47% in second quarter of 2007 and 0.58% in the fourth quarter of 2007.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended June 30,		$	%
(dollars in thousands)	2008	2007	Variance	Variance
Transaction accounts:
Noninterest-bearing	$665,638	$743,185	$(77,547)	(10.4)%
Interest-bearing	478,235	529,568	(51,333)	(9.7)
Savings/money market:
Savings	567,121	597,538	(30,417)	(5.1)
Money market	642,107	598,547	43,560	7.3
Certificates of deposit:
Direct	1,119,852	1,199,855	(80,003)	(6.7)
Brokered	835,071	500,263	334,808	66.9

Total deposits	$4,308,024	$4,168,956	$139,068	3.3

Deposits by source:
Consumer	$2,740,340	$2,871,690	$(131,350)	(4.6)
Commercial	732,613	797,003	(64,390)	(8.1)
Brokered	835,071	500,263	334,808	66.9

Total deposits	$4,308,024	$4,168,956	$139,068	3.3

Average total deposits increased $139.1 million, or 3.3%, in the second quarter of 2008 compared to the same period a year ago. Brokered deposits increased $334.8 million during this period, as these deposits provided funding for loan growth as a result of the decline in consumer and commercial deposits. Consumer deposits declined by 4.6%, or $131.4 million to $2.7 billion and commercial deposits declined $64.4 million, or 8.1%.

The decline in consumer deposits of $131.4 million includes $46.1 million of consumer deposits that were sold in September 2007. Market conditions and the intense competition for deposits also contributed to the decline in consumer deposits. During the second quarter of 2008, consumer money market accounts increased by $25.5 million from the same period a year ago and were offset by a $156.9 million net decline in all other sources of consumer deposits. During the past twelve months, the Corporation has been successful in growing its online savings balances to mitigate the decline in other consumer deposits. For the quarter ended June 30, 2008, the online savings increased $46.5 million over the same period a year ago. Commercial deposits declined $64.4 million in the quarter ending June 30, 2008 when compared to the same period a year ago. The decline in commercial deposits is mainly attributed to lower real estate related activity, repo sweeps and the increase in customer utilization of their deposits versus obtaining financing.

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

At June 30, 2008, the investment securities portfolio totaled $1.4 billion, or 21.6% of total assets, compared to 22.7% of total assets at year-end 2007. The portfolio declined $87.6 million from the level at year-end 2007, primarily due to the decline in market values in the available for sale portfolios. In the first six months of 2008, management invested $71.2 million in fixed rate, U.S. agency backed mortgage-backed securities and $6.6 million in Federal Home Loan Bank (FHLB) Stock offsetting investment prepayments and maturities totaling $59.6 million.

Management wrote-down the value of investment securities by $20.7 million in the quarter ended June 30, 2008 due to other-than-temporary impairment of its non-agency MBS and REIT trust preferred securities. The REIT trust preferred securities were written down from $19.8 million to $5.0 million. The non-agency MBS previously valued at $10.2 million were written down to $4.3 million.

Investment Portfolio Credit Quality

Investment allocations at June 30, 2008 include agency MBS (43.7%), ABS (29.6%), municipal (10.9%), corporate (6.8%), non-agency MBS (5.6%) and U.S. Government securities (3.4%). The charts below summarize the credit quality of the Corporation’s investment portfolio, using the lowest of the ratings of Moody’s, Standard and Poors, or Fitch Ratings and the portfolio distribution.

Credit Quality			Portfolio Distribution
$ in thousands	Amount	% of Portfolio	$ in thousands	Amount	% of Portfolio
U.S. Treasury	$2,518	0.2%	U.S. Treasury & Govt Agency	$46,287	3.4%
U.S. Govt Agency (Incl Agency MBS)	647,143	46.9	Mortgage backed securities:
AAA	200,407	14.5	Agency backed	603,374	43.7
AA	138,110	10.0	AAA rated non-agency	57,931	4.2
A	335,681	24.3	AA or lower rated non-agency	19,762	1.4
BBB	45,004	3.3	Asset backed securities:
BB	5,988	0.4	Bank	324,374	23.5
B	2,004	0.1	Insurance	69,287	5.0
CCC	3,354	0.2	REIT	15,062	1.1
Not Rated	737	0.1	Municipals & Other	244,869	17.7

Total portfolio	$1,380,946	100.0%	Total portfolio	$1,380,946	100.0%

The $681.1 million MBS portfolio includes $603.4 million of agency-backed securities, $57.9 million of senior AAA rated non-agency MBS, and $19.8 million of AA or lower rated mezzanine level non-agency MBS. The mezzanine level securities include eight issues with a current market value of $5.9 million that have been categorized as other-than-temporarily impaired (“OTTI”). On average, the OTTI securities experienced 60 day+ delinquencies of 8.42% at June 30, 2008. In contrast, the remaining $13.9 million of mezzanine non-agency MBS experienced 60 day+ delinquencies of 2.68% at June 30, 2008. The AAA rated non-agency MBS experienced 60 day+ delinquencies of 1.99% at June 30, 2008.

The market value of the ABS portfolio includes $324.4 million of securities backed primarily by banking institutions, $69.3 million of securities backed by insurance companies, and $15.1 million of securities backed by real estate investment trusts (“REITs”). The chart below illustrates the credit ratings of the portfolio, using the lowest rating among Moody’s, S&P, and Fitch Ratings.

(dollars in thousands)	AAA	AA	A	BBB	BB	B/CCC	Not Rated	Total
Bank	$29,283	$24,900	$269,321	$870	$—	$—	$—	$324,374
Insurance	42,123	8,903	18,261	—	—	—	—	69,287
REIT	—	—	4,580	2,622	4,024	3,836	—	15,062

Total	$71,406	$33,803	$292,162	$3,492	$4,024	$3,836	$—	$408,723

Six REIT trust preferred securities were written down in the second quarter of 2008. As of June 30, 2008, the REIT trust preferred securities portfolio has been written down from $105 million to $23.3 million. Six REIT securities with a book value of $2.9 million are classified as non-performing investments; four of the six securities deferred their second quarter 2008 interest payments. The remaining two securities made their payments in the second quarter of 2008.

The Corporation’s $150.4 million (market value) municipal bond portfolio consists of geographically diversified, federal tax-exempt general obligation securities. The portfolio includes $132.8 million of securities insured by one of the major bond insurers; additionally, all of the municipalities have underlying ratings of A, AA, or AAA. Other debt securities primarily include investments in single issuer corporate bonds rated investment-grade by Moody’s or S&P, and U.S. Treasury and Agency securities.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is typically between 2.5% and 3.5%. The portfolio duration is currently 3.5%.

Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over the Corporation’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether a security is other-than-temporarily impaired. Once a decline in value is determined to be other–than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. As of June 30, 2008, the Corporation’s investment portfolio had unrealized losses of $143.3 million, or 9.4%, up from $99.8 million, or 6.4% at December 31, 2007. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the sub-prime mortgage crisis, which has caused a liquidity contagion in both the mortgage and asset-backed securities markets. The Corporation continually evaluates the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At June 30, 2008, management has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

For the quarter ended June 30, 2008, the Corporation deemed certain securities to be other-than-temporarily impaired, and accordingly, recognized a $20.7 million write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and the market values of those securities at June 30, 2008. Should market values and credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

The current market conditions have severely constricted the structured securities market and the secondary market for various types of securities has been limited. In addition, changes in interest rates and the economic uncertainties in the mortgage, housing and banking industries have negatively impacted securities values. To determine the nature of the decline in the value of the investment securities, the Corporation reviews each investment security segment for other-than-temporary impairment. For further discussion on other-than-temporary impairment, refer to Note 3.

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date. SFAS No.157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets.

The Corporation has an established and documented process for determining fair values. Fair value is based on quoted market prices, when available. If listed prices or quotes are not available, fair value is based on fair value models that use market participant or independently sourced market data, which include discount rate, interest rate yield curves, prepayment speeds, bond ratings, credit risk, loss severities, default rates and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimated and therefore, subject to management’s judgment, and at times, may be necessary to mitigate the possibility of error or revision in the model-based estimate of the fair value provided by the model. The Corporation has various controls in place to ensure that the valuations are appropriate, including a review and approval of the valuation models, benchmarking, comparison to similar products and reviews of actual cash settlements. The methods described above may produce fair value calculations that may not be indicative of the net realizable value or reflective of future fair values. While the Corporation believes its valuation methods are consistent with other financial institutions, the use of different methods or assumptions to determine fair values could result in different estimates of fair value.

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

At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, asset or liabilities will be transferred within hierarchy levels as a result of changes in valuation methodologies used. The Corporation prefers using quoted prices or quoted prices for similar assets if available, over the use of unobservable or Level 3 hierarchy valuations. At June 30, 2008, the Corporation had $651.1 million, or 43.3% of total assets and liabilities valued at fair value that are considered Level 3 valuations using unobservable inputs. During the six months ended June 30, 2008, Level 3 valuations declined $30.4 million or 4.5%. The decline was due to the net change resulting from write-downs in the investment securities portfolio recorded in 2008, market value declines and principal payments. As disclosed in Note 2, $69.2 million of net transfers were made into Level 3, which represents $121.5 million in non-agency mortgage backed securities transferred into Level 3 and $52.3 million of corporate securities transferred out of Level 3. The Corporation determined during the current year, that non-agency mortgage backed securities have become less liquid and pricing has become less reliable along with a currently inactive market. In addition, management has determined that corporate securities have a more active market and should be classified within the Level 2 compared to Level 3 as reported in the previous period.

The following is a description of the valuation methodologies used for instruments measured at fair value for Level 3 assets.

Investment securities

Included in Level 3 are non-agency mortgage backed securities, pooled trust preferred securities backed by bank, insurance or REIT preferred stock and debt securities issued to a foreign government totaling $486.8 million. The Corporation has classified these assets as Level 3 due to their inactive markets and fair value methodology. The non-agency mortgage backed securities use a combination of institutional bids, comparable trades, dealer quotes and a future cash flow approach to determine fair value. Pooled trust preferred securities use a combination of comparable trades, dealer quotes and a future cash flow approach to determine fair value. Debt securities issued to a foreign government use dealer quotes to determine fair value.

Cash surrender value of life insurance contracts

Cash surrender values are provided by the insurance carrier on a periodic basis. The values approximate the fair value of these policies. The values assigned to the individual policies, which are not actively traded on any exchange, are not observable and are considered within Level 3 of the valuation hierarchy. The fair value determined by each insurance carrier is based on the cash surrender values of each policy where the Corporation is the beneficiary.

Loans held for sale

Loans held for sale are classified as Level 3 because they are valued based on the unobservable contractual terms established with a third party purchaser who processes and purchases the loans at their face amount.

During the six months ended June 30, 2008, assets classified as Level 3 realized $63.4 million in impairment losses on certain securities that were considered other-than-temporarily impaired, The charge was recorded to the Condensed Consolidated Statement of Operations. Also, $29.3 million of other comprehensive loss was recorded to net accumulated other comprehensive losses for the six months ending June 30, 2008 and is reflected in stockholder’s equity. The other comprehensive loss is primarily due to the decline in market value of the securities portfolio classified as Level 3 from the current illiquid market, the interest rate environment and widening of market spreads. At June 30, 2008, management has the ability and intent to hold these securities until the unrealized loss is recovered.

Borrowings

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt and junior subordinated debentures, averaged $2.0 billion in June 2008, down $5.0 million from the average in December 2007.

Provident’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements, and to contribute to interest rate risk management goals through match-funding loan and investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), Federal Home Loan Bank (“FHLB”) borrowings, Federal Reserve Term Auction Facility (“TAF”) borrowings, securities sold under repo agreements, subordinated notes and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings, TAF borrowings, and repos typically are borrowed at rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

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

The following table summarizes significant contractual obligations at June 30, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
	Less
	than 1	1-3	4-5	After 5
(in thousands)	Year	Years	Years	Years	Total
Lease commitments	$13,142	$23,997	$18,569	$25,904	$81,612
Certificates of deposit	1,228,231	589,790	106,102	32,778	1,956,901
Long-term debt	260,000	285,000	55,000	184,371	784,371

Total contractual payment obligations	$1,501,373	$898,787	$179,671	$243,053	$2,822,884

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at June 30, 2008 were as follows:

June 30,
(in thousands)	2008
Commercial business and real estate	$824,447
Consumer revolving credit	839,562
Residential mortgage credit	9,892
Performance standby letters of credit	136,953
Commercial letters of credit	4,468

Total loan commitments	$1,815,322

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At June 30, 2008, the Corporation did not have any firm commitments to purchase loans.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on July 1, 2008 for the June 30, 2008 data and on January 1, 2008 for the December 31, 2007 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

	At June 30, 2008	At December 31, 2007
	Projected	Projected
	Percentage Change in	Percentage Change in
Interest Rate Scenario	Net Interest Income	Net Interest Income
-200 basis points	-6.30%	-4.80%
-100 basis points	-2.60%	-2.60%
No change	—	—
+100 basis points	+0.40%	-0.50%
+200 basis points	+0.40%	-0.70%

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

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 6.4% under the assumed single direction scenarios. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. The current economic environment includes concerns about elevated inflation on one hand and a slowing housing market on the other. At this point in time there is no clear direction for the path of future interest rate changes, or changes in the shape of the yield curve. Management is currently employing strategies to reduce the exposure to net interest margin from rising or falling interest rates.

Management employs the investment, borrowings, and derivatives portfolios in implementing the Bank’s interest rate strategies. To protect the Bank from rising short-term interest rates, over $400 million of the investment portfolio reprices annually or more frequently. In the borrowings portfolio, $235.0 million of funds reset their rates quarterly with long-term interest rates, and $15.0 million are fixed rate and callable at Provident’s option, to mitigate the impact on the net interest margin from falling long-term interest rates. The interest expense associated with these borrowings declines when long-term interest rates decline, either through the rate reset or the exercise of the call option. Additionally, $269.6 million of interest rate swaps were in force to reduce interest rate risk, and $25.0 million of interest rate caps were employed specifically to protect against rising interest rates in the future.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and net-charge-offs. For the quarter ending June 30, 2008, the 90-day delinquency level was $7.0 million, or 0.17% of loans, up by $3.2 million from December 31, 2007. Non-performing loans were $24.7 million, or 0.59% of total loans compared to 0.74% as of December 31, 2007. Net charge-offs as a percentage of average loans for the quarter ending June 30, 2008 were 0.33% compared to 0.58% for the fourth quarter of 2007. Overall, the asset quality of the Corporation’s loan portfolio remains stable while the market conditions appear to be sluggish, but the Mid-Atlantic region remains one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels.

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

Risk to municipalities is controlled through limiting purchases to general obligation bonds of municipalities rated AAA, AA, or A, limiting exposure to individual municipalities, and limiting state concentrations. Risk is further controlled by limits placed on the exposure to individual bond insurers that provide credit enhancements. Management monitors risk through tracking the credit ratings of each municipality monthly and tracking the financial condition of bond insurers. Market activity is also tracked on an ongoing basis.

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

RESULTS OF OPERATIONS

For Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Financial Highlights

The Corporation reported net income of $10.2 million, or $0.27 per diluted share, for the quarter ended June 30, 2008 compared to $15.5 million, or $0.48 per diluted share for the quarter ended June 30, 2007. The Corporation’s key performance measurements such as return on assets and return on common equity were 0.65%, and 5.77%, respectively, for the quarter ended June 30, 2008, compared to 1.00% and 9.66%, respectively, for the same period a year ago.

The financial results for the quarter ended June 30, 2008 include a $8.7 million gain from the sale of MasterCard stock, offset by a $20.7 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired and an increase in the provision for loan losses of $1.6 million. The decrease in earnings was also impacted by the decline in net interest income that was negatively impacted due to the decline in benchmark interest rates during the past twelve months and the change and composition of deposits and borrowings. These and other activities presented below resulted in a decline in net interest income of $2.5 million, an increase in the provision for loan losses of $1.6 million and a decline in non-interest income of $14.8. These declines were offset by a decrease in non-interest expense of $2.3 million and a decline in income tax expense of $11.4 million, resulting in a $5.3 million decline in net income for the quarter ended June 30, 2008.

During the quarter ended June 30, 2008, net interest margin decreased to 3.28% from 3.57%; average total loans increased $294.8 million or 7.6% and average deposits increased $139.1 million or 3.3%. Asset credit quality declined from the same quarter a year ago as non-performing assets to total assets increased to 0.61% from 0.36%, mainly a result of the $2.9 million of investment securities placed on non-performing status and the $7.3 million increase in other assets owned. Non-performing loans to total loans increased to 0.59% from 0.48%, while net charge-offs to average loans declined to 0.33% for the quarter compared to 0.47% for the same period a year ago. Earnings for the quarter ended June 30, 2008 include the following significant transactions and are included in subsequent discussions regarding the results of operations:

•

Voluntary sale of MasterCard stock: In May 2008, the Corporation elected to convert and sell a significant portion of its MasterCard Class B common stock through a voluntary program offered by MasterCard Incorporated to all holders of Class B common stock. The Corporation recorded an $8.7 million pre-tax gain relating to this transaction.

•

Investment securities write-down: The Corporation recorded a $20.7 million pre-tax write-down relating to its REIT trust preferred securities portfolio and non-agency mortgage-backed portfolio following its credit review for the period ended June 30, 2008. The Corporation wrote down four non-agency mortgage-backed securities and six REIT trust preferred securities, reducing their carrying values to current market values at that date.

•

Provision for loan losses: Compared to the same quarter a year ago, the Corporation recorded a $1.6 million increase in its provision for loan losses due to the increased uncertainties in current market conditions.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended June 30, 2008 and 2007

	Three Months Ended June 30, 2008			Three Months Ended June 30, 2007
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$274,357	$4,199	6.16%	$311,122	$4,884	6.30%
Home equity	1,089,274	13,856	5.12	1,014,915	17,389	6.87
Marine	360,297	4,918	5.49	367,880	4,914	5.36
Other consumer	23,537	425	7.26	26,731	527	7.91
Commercial mortgage	501,953	7,750	6.21	446,898	7,949	7.13
Residential construction	578,600	8,120	5.64	584,719	12,727	8.73
Commercial construction	452,556	5,891	5.24	376,151	7,418	7.91
Commercial business	917,765	14,762	6.47	775,142	14,458	7.48

Total loans	4,198,339	59,921	5.74	3,903,558	70,266	7.22

Loans held for sale	10,753	160	5.98	12,696	193	6.10
Short-term investments	2,191	17	3.12	2,484	45	7.27
Taxable investment securities	1,380,968	19,598	5.71	1,445,776	20,886	5.79
Tax-advantaged investment securities	154,138	2,290	5.98	163,878	2,220	5.43

Total investment securities	1,535,106	21,888	5.73	1,609,654	23,106	5.76

Total interest-earning assets	5,746,389	81,986	5.74	5,528,392	93,610	6.79

Less: allowance for loan losses	55,159			45,423
Cash and due from banks	101,177			117,625
Other assets	643,661			614,599

Total assets	$6,436,068			$6,215,193

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$478,235	459	0.39	$529,568	806	0.61
Money market deposits	642,107	3,207	2.01	598,547	5,216	3.50
Savings deposits	567,121	832	0.59	597,538	563	0.38
Direct time deposits	1,119,852	10,546	3.79	1,199,855	13,789	4.61
Brokered time deposits	835,071	9,966	4.80	500,263	6,341	5.08
Short-term borrowings	649,696	3,292	2.04	591,806	6,829	4.63
Long-term debt	778,720	6,874	3.55	768,602	10,868	5.67

Total interest-bearing liabilities	5,070,802	35,176	2.79	4,786,179	44,412	3.72

Noninterest-bearing demand deposits	665,638			743,185
Other liabilities	46,988			41,592
Stockholders’ equity	652,640			644,237

Total liabilities and stockholders’ equity	$6,436,068			$6,215,193

Net interest-earning assets	$675,587			$742,213

Net interest income (tax-equivalent)		46,810			49,198
Less: tax-equivalent adjustment		807			650

Net interest income		$46,003			$48,548

Net yield on interest-earning assets on a tax-equivalent basis			3.28%			3.57%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended June 30, 2008 and 2007

					2008/2007 Income/Expense Variance Due to Change In
	2008 Quarter to 2007 Quarter Increase/(Decrease)
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(36,765)	(11.8)%	$(685)	(14.0)%	$(109)	$(576)
Home equity	74,359	7.3	(3,533)	(20.3)	(4,721)	1,188
Marine	(7,583)	(2.1)	4	0.1	112	(108)
Other consumer	(3,194)	(11.9)	(102)	(19.4)	(41)	(61)
Commercial mortgage	55,055	12.3	(199)	(2.5)	(1,103)	904
Residential construction	(6,119)	(1.0)	(4,607)	(36.2)	(4,475)	(132)
Commercial construction	76,405	20.3	(1,527)	(20.6)	(2,831)	1,304
Commercial business	142,623	18.4	304	2.1	(2,119)	2,423

Total loans	294,781	7.6	(10,345)	(14.7)

Loans held for sale	(1,943)	(15.3)	(33)	(17.1)	(4)	(29)
Short-term investments	(293)	(11.8)	(28)	(62.2)	(23)	(5)
Taxable investment securities	(64,808)	(4.5)	(1,288)	(6.2)	(322)	(966)
Tax-advantaged investment securities	(9,740)	(5.9)	70	3.2	209	(139)

Total investment securities	(74,548)	(4.6)	(1,218)	(5.3)

Total interest-earning assets	217,997	3.9	(11,624)	(12.4)	(15,138)	3,514

Less: allowance for loan losses	9,736	21.4
Cash and due from banks	(16,448)	(14.0)
Other assets	29,062	4.7

Total assets	$220,875	3.6

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(51,333)	(9.7)	(347)	(43.1)	(275)	(72)
Money market deposits	43,560	7.3	(2,009)	(38.5)	(2,362)	353
Savings deposits	(30,417)	(5.1)	269	47.8	299	(30)
Direct time deposits	(80,003)	(6.7)	(3,243)	(23.5)	(2,360)	(883)
Brokered time deposits	334,808	66.9	3,625	57.2	(373)	3,998
Short-term borrowings	57,890	9.8	(3,537)	(51.8)	(4,145)	608
Long-term debt	10,118	1.3	(3,994)	(36.8)	(4,134)	140

Total interest-bearing liabilities	284,623	5.9	(9,236)	(20.8)	(11,720)	2,484

Noninterest-bearing demand deposits	(77,547)	(10.4)
Other liabilities	5,396	13.0
Stockholders’ equity	8,403	1.3

Total liabilities and stockholders’ equity	$220,875	3.6

Net interest-earning assets	$(66,626)	(9.0)

Net interest income (tax-equivalent)			(2,388)	(4.9)	$(3,418)	$1,030
Less: tax-equivalent adjustment			157	24.2

Net interest income			$(2,545)	(5.2)

The net interest margin, on a tax-equivalent basis, decreased 29 basis points to 3.28% from 3.57% for the quarter ended June 30, 2008. The decline was primarily caused by the 105 basis point decline in asset yields that were negatively impacted by the 325 basis point decline in the benchmark interest rates during the past twelve months. This decline was not fully offset by the 93 basis point decline in interest-bearing liabilities. Aggressive competition for deposits throughout the industry and the issuance of $50.0 million in subordinated debt at 9.50% in April 2008 resulted in the slower decline in rates on interest-bearing liabilities as compared to yields on interest-earning assets. In addition, higher cost brokered certificates of deposit increased during the current quarter as it was used to fund asset growth due to the decline in customer deposits and increased the Corporation’s liquidity position by freeing up other available borrowing sources.

Year over year average earning assets increased to $5.7 billion as a result of strong internally generated loan growth. The net average loan growth of $331.5 million in relationship-based loans was offset by planned reductions of $36.8 million in originated and acquired loans and a $74.5 million reduction in investment securities due mainly to the investment write-downs in the three previous quarters and principal pay downs. The yields on investments and loans declined 3 and 148 basis points, respectively. The yield decline in the loan and investment portfolios resulted from the decrease in year over year market interest rates and the composition of these portfolios. Interest-bearing liabilities increased by $284.6 million while the average rate paid decreased by 93 basis points. The decrease in the average rate paid was primarily due to the shift in deposit and borrowing mix in addition to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt. Savings rates increased over the same period a year ago as a result of an increase in higher cost online saving deposit balances. Interest expense was also negatively impacted by a $77.5 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution.

The 5.74% yield on earning assets decreased 105 basis points from the second quarter of 2007 as a result of declining interest rates and the change in asset mix, while total interest-bearing liabilities decreased by only 93 basis points to 2.79%. Net interest income on a tax-equivalent basis was $46.8 million in the quarter ended June 30, 2008 compared to $49.2 million in the quarter ended June 30, 2007. Total interest income decreased by $11.6 million and total interest expense decreased by $9.2 million resulting in a net decline in net interest income on a tax-equivalent basis of $2.4 million. Growth in the key loan portfolios of home equity, commercial real estate and commercial banking were not enough to offset the $11.6 million decline in total interest income that was negatively impacted from the net decline in interest rates. The impact from declining rates and the change in deposit and borrowing mix were the primary causes of the decline in interest expense of $9.2 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses was $6.4 million for the quarter ended June 30, 2008 compared to $4.8 million for the same quarter a year ago. The $1.6 million growth in the provision for loan losses in the quarter ended June 30, 2008 was the result of increased uncertainty in the regional markets, increased non-performing loans along with overall loan growth. The allowance for loan losses to total loans was 1.38% at June 30, 2008. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In the quarter ended June 30, 2008, net charge-offs were $3.5 million, or 0.33% of average loans, compared to $4.5 million, or 0.47% of average loans in the quarter ended June 30, 2007. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.26% in the quarter ended June 30, 2008, compared to 0.19% in the same period a year ago. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.39%, a decline from 0.69% in the same period a year ago. The prior year period included a $3.5 million charge-off of a commercial business loan.

Non-Interest Income

Total non-interest income decreased $14.8 million to $16.3 million in the quarter ending June 30, 2008. The current quarter includes a gain of $8.7 million from the sale of MasterCard stock. In addition, the Corporation recorded a $20.7 million pre-tax write-down relating to its REIT trust preferred securities portfolio and non-agency mortgage-backed portfolio.

Total non-interest income, excluding net gains and the impairment on investment securities, declined $1.8 million to $28.9 million in the quarter ending June 30, 2008. The decline was primarily caused by lower deposit fee income, which declined $2.2 million, or 9.1%, to $22.3 million in the quarter ended June 30, 2008. The decrease in deposit fee income reflects a $2.1 million decline in retail deposit fees mainly associated with NSF fees. The decline in consumer deposit fees was also negatively impacted by the September 2007 sale of deposits which negatively impacted deposit fee income by $191 thousand.

Commissions and fees declined 24.1%, or $444 thousand, to $1.4 million in the quarter ended June 30, 2008 primarily due to decreased sales by Provident Investment Company, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent.

During the second quarter of 2008, the Corporation recorded a write-down of $20.7 million relating to other-than-temporary impairment on its REIT trust preferred securities portfolio and non-agency MBS securities portfolio. Following its credit review for the period ended June 30, 2008, the Corporation wrote down the values of four non-agency MBS securities and six REIT trust preferred securities, reducing their carrying values to current market values at that date.

The Corporation recorded $8.2 million in net gains from the sale or disposition of assets or liabilities in the quarter ending June 30, 2008, compared to net gains of $420 thousand in the same quarter a year ago. In May 2008, the Corporation elected to convert and sell a portion of its MasterCard Class B common stock, through a voluntary program offered by MasterCard Incorporated to all holders of Class B common stock. The Corporation recorded an $8.7 million pre-tax gain relating to this transaction which was offset by a $539 thousand net loss, composed primarily of a $453 thousand loss on early redemption of brokered certificates of deposit and a $86 thousand loss associated with disposition of other assets. The quarter ending June 30, 2007 included securities sales that were focused on reducing sensitivity to changes in interest rates. These transactions generated net gains of $187 thousand. The prior year quarter also included net gains of $233 thousand from other asset sales.

In the quarters ending June 30, 2008 and 2007, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net derivative activities associated with these derivatives were a net gain of $57 thousand for the quarter ending June 30, 2008, compared to a net loss of $357 thousand in the quarter ended June 30, 2007.

Other non-interest income increased $504 thousand to $5.2 million, due to increased income associated with commercial loan fees of $691 thousand, lease income of $153 thousand, offset by lower mortgage banking fees of $84 thousand and $256 thousand in other miscellaneous fees.

Non-Interest Expense

Total non-interest expense declined $2.3 million, or 4.3%, to $50.4 million in the quarter ending June 30, 2008. The significant declines in non-interest expense in the current quarter include declines of $437 thousand in salaries and employee benefits, $1.0 million in other non-interest expense and $515 thousand in restructuring activities expense.

The $437 thousand decrease in salaries and benefits was primarily the result of lower average quarterly staffing levels of approximately 180 positions as a result of actions taken in conjunction with the corporate-wide efficiency program. Base salary expense declined $416 thousand due to the lower number of full time equivalent employees concentrated in the consumer banking, organizational support and credit administration groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by declines of $234 thousand in incentives, $165 thousand in pension related benefits and health care costs of $115 thousand. These declines in expenses were partially offset by increases in share-based payments of $256 thousand and $270 thousand decrease in deferred salary expense associated with a decline in new loan originations.

Occupancy expense decreased $194 thousand for the quarter ended June 30, 2008 due to lower occupancy repairs and maintenance and lower building and leasehold depreciation resulting mainly from the closure and sale of branches in 2007, partially offset by higher rent on existing locations.

Restructuring activities costs were $(34) thousand in the second quarter of 2008 compared to $481 thousand for the same period a year ago. In the second quarter of 2008, a severance accrual associated with outplacement services was reversed. In the second quarter of 2007, the restructuring costs were composed of severance costs and associated termination costs from the corporate-wide efficiency program.

Other non-interest expense decreased by $1.0 million from the same period a year ago mainly as a result of a reduction in consulting fees, marketing, communication, operational losses and amortization of deposit intangibles.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $4.0 million at June 30, 2008 versus $2.9 million at June 30, 2007. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In the quarter ended June 30, 2008, the Corporation recorded an income tax benefit of $4.7 million on pre-tax income of $5.5 million, an effective tax benefit rate of 84.3%. In the quarter ended June 30, 2007, the Corporation recorded income tax expense of $6.7 million on pre-tax income of $22.2 million, an effective tax rate of 30.1%. The change in the effective tax rate for the quarter ended June 30, 2008 was mainly due to the significant declines in year-to-date pre-tax income and the related impact on the effective tax rate.

For Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Financial Highlights

The Corporation reported a net loss of $7.4 million, or $(0.28) per diluted share, for the six months ended June 30, 2008 compared to net income of $31.6 million, or $0.98 per diluted share for the six months ended June 30, 2007. The Corporation’s key performance measurements such as return on assets, return on common equity were (0.23)%, and (2.90)%, respectively, for the six months ended June 30, 2008, compared to 1.03% and 9.94%, respectively, for the six months ended June 30, 2007.

The financial results for the six months ended June 30, 2008 includes a $8.7 million gain on the sale of MasterCard stock, offset by a $63.4 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired along with an increase in the provision for loan losses of $3.7 million due to increased charge-offs, loan growth and the increased uncertainties in the economic environment. The decrease in earnings was also impacted by the decline in asset yields that were negatively impacted by the decline in interest rates during the past twelve months that were not fully offset by the decreased expense on interest-bearing liabilities. Year-to-date pretax income for 2007 included an additional provision for loan losses that was mainly associated with a $3.5 million charge-off of a commercial business loan along with a $767 thousand gain from the sale of a branch facility that was completed as part of the branch rationalization effort.

Earnings for the six months ended June 30, 2008 include the following significant transactions and are included in subsequent discussions regarding the results of operations:

•

Investment securities write-down: In the six months ended June 30, 2008, the Corporation recorded a $63.4 million pre-tax write-down relating to its REIT trust preferred securities portfolio and non-agency mortgage-backed portfolio. Following its credit review for the periods ended March 31, 2008 and June 30, 2008, the Corporation wrote down the values of certain securities by $63.4 million by reducing their carrying values to current market values at that date. The $63.4 million was comprised of $34.3 million in the REIT trust preferred securities portfolio and $29.1 million in the non-agency mortgage-backed securities portfolio.

•

Voluntary sale of MasterCard stock: In May 2008, the Corporation elected to convert and sell a portion of its MasterCard Class B common stock through a voluntary program offered by MasterCard Incorporated to all holders of Class B common stock. The Corporation recorded an $8.7 million pre-tax gain relating to this transaction.

Net Interest Income

Tax equivalent net interest income for the six months of 2008 decreased $6.0 million to $92.8 million compared to 2007, a 6.1% decrease from period to period. Tax equivalent interest income decreased $16.7 million and interest expense decreased $10.7 million. The decline was primarily caused by the 89 basis point decline in asset yields that were negatively impacted by the decline in interest rates over the past 12 months and a reversal of $588 thousand of interest income related to certain investment securities that were considered other-than-temporarily impaired. The decline in asset yields was not fully offset by the 66 basis point decline in interest-bearing liabilities due to aggressive competition for deposits throughout the industry and from a number of steps taken to re-position the Corporation’s non-customer funding sources in light of the currently volatile market for funds. Interest expense was also negatively impacted by a $79.6 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution. The overall impact on the net yield on earning assets was a decrease of 38 basis points to 3.22% in 2008 from 3.60% in 2007.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$282,225	$8,610	6.14%	$318,211	$9,956	6.31%
Home equity	1,087,513	29,538	5.46	1,005,768	34,461	6.91
Marine	359,130	9,845	5.51	370,561	9,931	5.40
Other consumer	24,250	885	7.34	27,201	1,076	7.98
Commercial mortgage	473,709	15,085	6.40	448,641	15,940	7.16
Residential construction	595,863	18,361	6.20	585,349	25,342	8.73
Commercial construction	464,219	13,276	5.75	373,739	14,681	7.92
Commercial business	927,349	30,694	6.66	758,071	28,190	7.50

Total loans	4,214,258	126,294	6.03	3,887,541	139,577	7.24

Loans held for sale	10,282	315	6.16	11,861	369	6.27
Short-term investments	2,455	53	4.34	3,257	142	8.79
Taxable investment securities	1,403,026	39,329	5.64	1,485,631	43,264	5.87
Tax-advantaged investment securities	154,448	4,723	6.15	150,715	4,106	5.49

Total investment securities	1,557,474	44,052	5.69	1,636,346	47,370	5.84

Total interest-earning assets	5,784,469	170,714	5.93	5,539,005	187,458	6.82

Less: allowance for loan losses	55,165			45,336
Cash and due from banks	101,403			114,873
Other assets	642,991			616,250

Total assets	$6,473,698			$6,224,792

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$468,147	1,002	0.43	$$523,874	1,458	0.56
Money market deposits	647,901	7,684	2.39	570,802	9,688	3.42
Savings deposits	542,745	1,340	0.50	598,062	1,154	0.39
Direct time deposits	1,102,480	22,018	4.02	1,192,141	27,084	4.58
Brokered time deposits	854,714	21,176	4.98	513,512	12,885	5.06
Short-term borrowings	730,674	9,381	2.58	627,065	14,571	4.69
Long-term debt	775,195	15,361	3.98	781,218	21,833	5.64

Total interest-bearing liabilities	5,121,856	77,962	3.06	4,806,674	88,673	3.72

Noninterest-bearing demand deposits	654,400			734,046
Other liabilities	61,168			42,023
Stockholders’ equity	636,274			642,049

Total liabilities and stockholders’ equity	$6,473,698			$6,224,792

Net interest-earning assets	$662,613			$732,331

Net interest income (tax-equivalent)		92,752			98,785
Less: tax-equivalent adjustment		1,760			1,302

Net interest income		$90,992			$97,483

Net yield on interest-earning assets on a tax-equivalent basis			3.22%			3.60%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Six Months Ended June 30, 2008 and 2007

					2008/2007 Income/Expense Variance Due to Change In
	YTD 2008 to YTD 2007 Increase/(Decrease)
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(35,986)	(11.3)%	$(1,346)	(13.5)%	$(264)	$(1,082)
Home equity	81,745	8.1	(4,923)	(14.3)	(7,594)	2,671
Marine	(11,431)	(3.1)	(86)	(0.9)	208	(294)
Other consumer	(2,951)	(10.8)	(191)	(17.8)	(81)	(110)
Commercial mortgage	25,068	5.6	(855)	(5.4)	(1,731)	876
Residential construction	10,514	1.8	(6,981)	(27.5)	(7,434)	453
Commercial construction	90,480	24.2	(1,405)	(9.6)	(4,530)	3,125
Commercial business	169,278	22.3	2,504	8.9	(3,388)	5,892

Total loans	326,717	8.4	(13,283)	(9.5)

Loans held for sale	(1,579)	(13.3)	(54)	(14.6)	(6)	(48)
Short-term investments	(802)	(24.6)	(89)	(62.7)	(60)	(29)
Taxable investment securities	(82,605)	(5.6)	(3,935)	(9.1)	(1,649)	(2,286)
Tax-advantaged investment securities	3,733	2.5	617	15.0	511	106

Total investment securities	(78,872)	(4.8)	(3,318)	(7.0)

Total interest-earning assets	245,464	4.4	(16,744)	(8.9)	(24,931)	8,187

Less: allowance for loan losses	9,829	21.7
Cash and due from banks	(13,470)	(11.7)
Other assets	26,741	4.3

Total assets	$248,906	4.0

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(55,727)	(10.6)	(456)	(31.3)	(313)	(143)
Money market deposits	77,099	13.5	(2,004)	(20.7)	(3,202)	1,198
Savings deposits	(55,317)	(9.2)	186	16.1	300	(114)
Direct time deposits	(89,661)	(7.5)	(5,066)	(18.7)	(3,147)	(1,919)
Brokered time deposits	341,202	66.4	8,291	64.3	(201)	8,492
Short-term borrowings	103,609	16.5	(5,190)	(35.6)	(7,323)	2,133
Long-term debt	(6,023)	(0.8)	(6,472)	(29.6)	(6,306)	(166)

Total interest-bearing liabilities	315,182	6.6	(10,711)	(12.1)	(16,329)	5,618

Noninterest-bearing demand deposits	(79,646)	(10.9)
Other liabilities	19,145	45.6
Stockholders’ equity	(5,775)	(0.9)

Total liabilities and stockholders’ equity	$248,906	4.0

Net interest-earning assets	$(69,718)	(9.5)

Net interest income (tax-equivalent)			(6,033)	(6.1)	$(8,602)	$2,569
Less: tax-equivalent adjustment			458	35.2

Net interest income			$(6,491)	(6.7)

Provision for Loan Losses

The provision for loan losses was $9.5 million for the six months ending June 30, 2008 compared to $5.8 million for the same period a year ago. The $3.7 million growth in the provision for loan losses for the six months ended June 30, 2008 was the result of increased net charge-offs and non-performing assets along with overall loan growth. In the six months ended June 30, 2008, net charge-offs were $6.6 million, or 0.32% of average loans, compared to $5.3 million, or 0.27% of average loans, in the six months ended June 30, 2007.

Non-Interest Income

Total non-interest income declined $59.8 million to $1.2 million for the six months ended June 30, 2008. The current year includes an $8.7 million gain on the sale of MasterCard stock, offset by a $63.4 million write-down of the Corporation’s investment securities portfolio. The prior year includes a $767 thousand gain from the sale of a branch facility that was completed as part of the branch rationalization effort.

Total non-interest income, excluding net gains and the impairment on investment securities, declined $2.7 million to $56.6 million for the six months ending June 30, 2008. The decline was primarily caused by lower deposit fee income, which declined $3.4 million, or 7.2%, to $43.3 million during the six months ended June 30, 2008. The decrease in deposit fee income is directly associated with retail deposit fees mainly caused by a decline in NSF fees for the six months ended June 30, 2008. The decline in consumer deposit fees was also negatively impacted by the September 2007 sale of deposits which negatively impacted deposit fee income by $379 thousand during the current six month period. Commissions and fees declined 15.5%, or $544 thousand, to $3.0 million in the six months ended June 30, 2008 primarily due to decreased check fees and sales in insurance and investment products. During the first six months of 2008, the Corporation recorded write-downs of $63.4 million relating to other-than-temporary impairment on its REIT trust preferred and non-agency MBS securities portfolios. The Corporation also recorded $8.0 million in net gains from sale or disposition of assets or liabilities in the six months ended June 30, 2008, compared to net gains of $1.6 million in the same period a year ago. The $8.0 million in net gains includes a $8.7 million pre-tax gain from the sale of MasterCard stock, which was partially offset by a $670 thousand loss on early redemption of brokered certificates of deposit and a loss of $60 thousand from other asset losses. The six months ended June 30, 2007 included securities sales that were focused on reducing sensitivity to changes in interest rates. These transactions generated net gains of $399 thousand. The prior year to date also included a $767 thousand gain from the sale of a branch facility, $153 thousand from debt extinguishments of $5.8 million from FHLB borrowings and net gains of $304 thousand from other asset sales or other real estate write-downs. Net derivative activities were a net gain of $96 thousand for the first six months ending June 30, 2008, compared to a net loss of $214 thousand for the same period in 2007. Other non-interest income increased $912 thousand to $10.3 million, due to increased income associated mainly with commercial loan fees of $1.0 million.

Non-Interest Expense

Total non-interest expense declined $5.6 million, or 5.2%, to $101.8 million for the six months ended June 30, 2008. The significant declines in non-interest expense in the current year include declines of $1.7 million in salaries and employee benefits, $2.3 million in other non-interest expense and $1.3 million in restructuring activities expense.

The $1.7 million decrease in salaries and benefits was primarily caused by lower average year-to-date staffing levels of approximately 220 positions as a result of actions taken by the corporate-wide efficiency program. Base salary expense declined $1.6 million due to the lower number of full time equivalent employees concentrated in the consumer banking, organizational support and credit administration groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by declines of $296 thousand in payroll taxes, $220 thousand in 401K match expense and $328 thousand in pension related benefits. These declines in expenses were partially offset by increases of $352 thousand in share-based payment expense, $200 thousand in health care costs, and a $582 thousand decrease in deferred salary expense associated with a decline in new loan originations. In addition, the six months ended June 30, 2007 included a severance expense of $400 thousand. Occupancy expense decreased $326 thousand in the six months ending June 30, 2008 due to lower occupancy repairs and maintenance and lower building and leasehold depreciation resulting from the closure and sale of branches in 2007. Restructuring activities costs were $40 thousand during the six months ending June 30, 2008 compared to $1.3 million for the same period a year ago. In the six months ended June 30, 2007, the restructuring costs were directly related to seven branch closures and severance costs associated with staff reductions that were incurred through actions taken by the corporate-wide efficiency program. Other non-interest expense decreased by $2.3 million from the same period a year ago mainly as a result of a reduction in consulting fees, marketing, communication, postage, operational losses and amortization of deposit intangibles. These declines were offset by higher legal and professional fees.

Income Taxes

The Corporation recorded an income tax benefit of $11.7 million in the first six months of 2008 based on a pre-tax loss of $19.1 million, a 61.3% effective tax benefit rate, as compared to pre-tax income of $45.2 million and an effective tax rate of 30.0% for 2007. The change in the effective tax rate is due to a decline in the level of year-to-date pre-tax earnings and comparable permanent differences in 2008 when compared to 2007, resulting in the change in the effective tax rate for 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk at December 31, 2007, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. The market risk of the Corporation has not experienced any material changes as of June 30, 2008 from December 31, 2007. Additionally, refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at June 30, 2008.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

The Corporation’s investment portfolio includes pooled trust preferred securities backed by banks, insurance companies, and REITs. In the fourth quarter of 2007, the Corporation determined that the loss in value on certain of the Corporation’s REIT trust preferred securities was other-than-temporary, and accordingly, recognized a $47.5 million impairment write-down related to those securities. The Corporation recognized additional impairment write-downs of $42.7 million in the first quarter of 2008 and $20.7 million in the second quarter of 2008. The impairment write-downs related primarily to securities issued by residential mortgage REITs, which are facing a difficult operating environment due to the well-publicized difficulties facing the mortgage origination sector and homebuilders, who are also facing challenges due to declining home sales. Further loss in value in the REIT trust preferred securities held by the Corporation could result in further impairment write-downs, which would, in turn, reduce the Corporation’s earnings.

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

For further information regarding the Corporation’s investment portfolio, please see the Form 8-K furnished to the SEC on April 17, 2008 and “Investment Portfolio Credit Quality” on pages 8-10 in Item 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and on pages 12-14 in the Corporation’s Form 10-Q for the quarter ended June 30, 2008. The Corporation will continue to monitor the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

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

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 740,343. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. The timing of repurchasing shares in the future will depend on the Corporation meeting its targeted capital ratios. No plans expired during the three months ended June 30, 2008.

The quarter ended June 30, 2008 reflects 9,831 shares repurchased which are related to share-based activity associated with restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
April 1 - April 30	—	$—	—	750,174
May 1 - May 30	—	—	—	750,174
June 1 - June 30	9,831	17.33	9,831	740,343

Total	9,831	$17.33	9,831	740,343

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The Company held its Annual Meeting of Shareholders on April 16, 2008. Proxies were solicited with respect to such meeting under Regulation 14A of the Securities and Exchange Act of 1934, as amended, pursuant to proxy materials dated March 12, 2008. Of the shares eligible to vote at the annual meeting, 27,733,796 were represented in person or by proxy.

(b) There was no solicitation in opposition to the Board nominees for directors and all of such nominees were elected as follows:

Director	No. of Votes For	%	No. of Votes Withheld	%
Thomas S. Bozzuto	26,132,119	94.2	1,601,677	5.8
James G. Davis, Jr.	26,117,860	94.2	1,615,936	5.8
Barbara B. Lucas	26,080,261	94.0	1,653,535	6.0
Dale B. Peck	26,116,543	94.2	1,617,253	5.8
Enos K. Fry	26,071,903	94.0	1,661,893	6.0

(c) Additional proposal submitted for a vote, with the following result:

Proposal	No. of Votes For	No. of Votes Against	No. of Votes Abstaining
Ratification of the appointment of KPMG LLP as independent registered public accounting firm for the fiscal year ending December 31, 2008	27,322,673	283,797	127,326

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(4.1)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation. (3)

(4.2)	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

(10.1)	Form of Stock Purchase Agreement dated as of April 9, 2008 between Provident Bankshares Corporation and the Purchasers named therein. (3)

(10.2)	Form of Registration Rights Agreement (attached as Exhibit B to the Stock Purchase Agreement attached hereto as Exhibit 10.1). (3)

(11.0)	Statement re: Computation of Per Share Earnings (4)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007.
(3)	Incorporated by reference from the Registrant’s Current report on Form 8-K (File No. 0-16421) filed with the Commission on April 11, 2008.
(4)	Included in Note 16 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

August 18, 2008	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

August 18, 2008	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer