Form 10-Q
period 2008-09-30
PROVIDENT BANKSHARES CORP
filed 2008-11-10
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

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

At November 5, 2008, the Registrant had 33,583,641 shares of $1.00 par value common stock outstanding.

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition

(dollars in thousands, except per share and share amounts)	September 30, 2008	December 31, 2007	September 30, 2007
	(Unaudited)		(Unaudited)
Assets:
Cash and due from banks	$127,491	$140,348	$123,417
Short-term investments	3,023	1,970	2,822
Mortgage loans held for sale	3,911	8,859	10,571
Securities available for sale	1,016,417	1,421,299	1,511,945
Securities held to maturity	311,806	47,265	47,654
Loans	4,264,201	4,215,326	4,047,715
Less allowance for loan losses	59,674	55,269	51,244

Net loans	4,204,527	4,160,057	3,996,471

Premises and equipment, net	60,652	59,979	60,630
Accrued interest receivable	27,370	33,883	36,091
Goodwill	252,095	253,906	253,906
Intangible assets	5,203	6,152	6,474
Other assets	397,981	331,328	314,029

Total assets	$6,410,476	$6,465,046	$6,364,010

Liabilities:
Deposits:
Noninterest-bearing	$676,798	$676,260	$715,224
Interest-bearing	3,918,595	3,503,260	3,491,517

Total deposits	4,595,393	4,179,520	4,206,741

Short-term borrowings	509,393	861,395	734,748
Long-term debt	714,389	771,683	771,726
Accrued expenses and other liabilities	48,837	96,677	40,074

Total liabilities	5,868,012	5,909,275	5,753,289

Stockholders’ Equity:
Preferred Stock (par value $1.00) authorized 5,000,000 shares; issued 51,215 shares at September 30, 2008, liquidation preference $1,000 per share	51,215	—	—
Common stock (par value $1.00) authorized 100,000,000 shares; issued 33,338,972, 31,621,956 and 31,974,520 shares at September 30, 2008, December 31, 2007, and September 30, 2007, respectively	33,339	31,622	31,975
Additional paid-in capital	360,541	347,603	354,836
Retained earnings	210,913	244,723	270,475
Net accumulated other comprehensive loss	(113,544)	(68,177)	(46,565)

Total stockholders’ equity	542,464	555,771	610,721

Total liabilities and stockholders’ equity	$6,410,476	$6,465,046	$6,364,010

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income:
Loans, including fees	$59,254	$72,363	$185,575	$211,895
Investment securities	18,905	20,565	58,234	63,829
Tax-advantaged loans and securities	1,617	1,907	4,868	5,125
Short-term investments	14	39	67	181

Total interest income	79,790	94,874	248,744	281,030

Interest Expense:
Deposits	26,626	27,242	79,846	79,511
Short-term borrowings	2,511	8,774	11,892	23,345
Long-term debt	6,821	11,021	22,182	32,854

Total interest expense	35,958	47,037	113,920	135,710

Net interest income	43,832	47,837	134,824	145,320
Less provision for loan losses	6,571	7,494	16,085	13,338

Net interest income after provision for loan losses	37,261	40,343	118,739	131,982

Non-Interest Income:
Service charges on deposit accounts	22,482	23,910	65,790	70,591
Commissions and fees	1,253	1,616	4,215	5,122
Impairment on investment securities	(24,570)	—	(87,973)	—
Net gains	947	4,902	8,907	6,525
Net derivative activities	9	397	105	183
Other non-interest income	4,432	4,478	14,702	13,836

Total non-interest income	4,553	35,303	5,746	96,257

Non-Interest Expense:
Salaries and employee benefits	26,703	26,390	79,647	81,018
Occupancy expense, net	5,947	5,978	17,616	17,973
Furniture and equipment expense	3,993	3,875	11,731	11,671
External processing fees	5,312	5,083	15,534	15,214
Restructuring activities	5	111	45	1,459
Other non-interest expense	11,233	11,248	30,424	32,746

Total non-interest expense	53,193	52,685	154,997	160,081

Income (loss) before income taxes	(11,379)	22,961	(30,512)	68,158
Income tax expense (benefit)	(5,987)	6,993	(17,722)	20,554

Net income (loss)	$(5,392)	$15,968	$(12,790)	$47,604

Net income (loss)	$(5,392)	$15,968	$(12,790)	$47,604
Beneficial conversion feature - preferred stock	—	—	1,463	—
Dividends - preferred stock	1,523	—	1,523	—

Net income (loss) available to common stockholders	$(6,915)	$15,968	$(15,776)	$47,604

Net Income (Loss) Per Share Amounts:
Basic	$(0.21)	$0.50	$(0.49)	$1.48
Diluted	(0.21)	0.50	(0.49)	1.48

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows—Unaudited

	Nine Months Ended September 30,
(in thousands)	2008	2007
Operating Activities:
Net income (loss)	$(12,790)	$47,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,607	14,619
Provision for loan losses	16,085	13,338
Provision for deferred income tax benefit	(34,081)	(7,190)
Impairment on investment securities	87,973	—
Net gains	(8,907)	(848)
Gain on sale of branches and deposits	—	(5,677)
Net derivative activities	(105)	(183)
Originated loans held for sale	(60,074)	(90,166)
Proceeds from sales of loans held for sale	65,317	90,728
Restructuring activities	45	1,459
Cash payments for restructuring activities	(165)	(877)
Share based payments	2,269	1,532
Net decrease (increase) in accrued interest receivable and other assets	2,334	(24,489)
Net increase in accrued expenses and other liabilities	5,272	4,427

Total adjustments	88,570	(3,327)

Net cash provided by operating activities	75,780	44,277

Investing Activities:
Principal collections and maturities of securities available for sale	92,915	115,923
Principal collections and maturities of securities held to maturity	3,030	52,048
Proceeds from sales of securities available for sale	9,643	82,938
Purchases of securities available for sale	(118,919)	(171,654)
Loan originations and purchases less principal collections	(58,263)	(189,012)
Purchases of premises and equipment	(10,953)	(6,156)
Sale of branch facility	—	3,867

Net cash used by investing activities	(82,547)	(112,046)

Financing Activities:
Net increase in deposits	361,362	72,475
Net (decrease) increase in short-term borrowings	(352,002)	75,861
Proceeds from long-term debt	65,000	220,000
Payments and maturities of long-term debt	(170,169)	(276,649)
Net proceeds from issuance of subordinated debt	47,731	—
Proceeds from exercise of stock options	127	3,281
Net proceeds from issuance of common stock	13,109	—
Net proceeds from issuance of preferred stock	49,241	—
Tax (expenses) benefits associated with share based payments	(156)	278
Purchase of treasury stock	(183)	(21,141)
Cash dividends paid on common stock	(17,574)	(30,009)
Cash dividends paid on preferred stock	(1,523)	—

Net cash (used) provided by financing activities	(5,037)	44,096

Decrease in cash and cash equivalents	(11,804)	(23,673)
Cash and cash equivalents at beginning of period	142,318	149,912

Cash and cash equivalents at end of period	$130,514	$126,239

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$66,543	$78,150
Income taxes paid	13,368	19,759
Beneficial conversion feature - Preferred stock	1,463	—
Impairment of premises and equipment	267	357

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

September 30, 2008

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2008. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2008.

Principles of Consolidation and Basis of Presentation

The unaudited Condensed Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. These unaudited Condensed Consolidated Financial Statements are prepared in accordance with GAAP and reflect all adjustments that are, in the opinion of management, necessary to a fair statement of our results for the interim periods presented. All such adjustments are of a normal recurring nature.

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

Other Changes in Accounting Principles

Effective January 1, 2008, the Corporation adopted the Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance was recognized through a $461 thousand cumulative adjustment of beginning retained earnings.

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

In June 2008, the FASB issued FASB staff position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which will be effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. This FSP requires unvested share-based payments to entitled employees that receive nonrefundable dividends to be considered participating securities. The Corporation is currently evaluating the requirements and implications of this guidance.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarifications of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which will be effective for reporting periods ending after November 15, 2008. This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, additional disclosures concerning the current status of the payment/performance risk of a guarantee and provides clarification concerning the FASB’s intent regarding the effective date of FASB No.161. The Corporation is evaluating the requirements, but does not believe this guidance will result in any additional disclosures in the Corporation’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”(“FSP FAS 157-3”), which was effective upon the date of issuance, including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides illustrative examples regarding key considerations in determining the fair value of financial assets when the market for that asset is not considered active. The Corporation has evaluated this guidance and has incorporated the clarifications in its fair value measurement process for the quarter ended September 30, 2008. Further information on the Corporation’s fair value process is contained in Note 2 below.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157 – “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157.

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. FSP FAS 157-3 clarified the application of SFAS No. 157 if the market is not active. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial position or results of operations.

Fair Value Process

The Corporation has established a well documented process for determining fair value. Fair value may be based on quoted market prices in an active market when available, or through a combination of prices determined by an income valuation technique using fair value models and quoted prices. Pricing information obtained from third party pricing services is internally validated for reasonableness prior to being used in the Condensed Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on internal calculations or external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data may include, but are not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

The Corporation’s valuation methodologies are continually refined as markets and products develop and the pricing for certain products becomes more or less transparent. While the Corporation believes its valuation methods are appropriate and consistent with those of other market participants, the use of different methods or assumptions to determine fair values could result in a materially different estimate of the fair value of some financial instruments.

Hierarchy Levels

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

Each financial instrument’s level assignment within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement for that particular instrument.

The following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of each instrument under the valuation hierarchy.

Assets and Liabilities

Mortgage loans held for sale

Mortgage loans held for sale are valued based on the unobservable contractual terms established with a third party purchaser who processes and purchases the loans at their face amount and are classified as Level 3.

Investment securities

Securities are classified as Level 1 within the valuation hierarchy when quoted prices are available in an active market. This includes securities, such as U.S. Treasuries, whose value is based on quoted market prices in active markets for identical assets.

Securities are generally classified within Level 2 of the valuation hierarchy when fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and include certain U.S. agency backed mortgage products, certain asset-backed securities and municipal debt obligations. If quoted market prices in active markets for identical assets are not available, fair values are estimated by using quoted market prices in active markets of securities with similar characteristics adjusted for observable market information.

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include certain asset-backed securities, non-agency mortgage-backed securities and pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Beginning in the third quarter of 2008, the Corporation no longer includes FHLB stock in the SFAS No. 157 disclosure due to FHLB stock being recorded at cost. Also, beginning in the third quarter of 2008, the Corporation began categorizing U.S. agency backed mortgage securities as Level 2 within the valuation hierarchy because it was concluded that the fair values for these securities were based on Level 2 inputs.

Fair value of investment securities is based on quoted active market prices, when available. If listed prices or active market quotes are not available, fair value may be based on fair value models that use market observable or independently sourced market input data.

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Corporation’s fair value models utilize modeling software that uses market participant data and knowledge of the structures of each individual security to develop cash flows specific to each security. The fair values of the securities are determined by using the cash flows developed by the fair value model and applying appropriate market observable discount rates. The discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity developed based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Specific securities that have increased uncertainty regarding the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

Derivatives

The Corporation’s open derivative positions are considered within Level 2 of the valuation hierarchy. Open derivative positions are valued using a third party developed model that uses as its basis observable market data or inputs provided by the third party. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be observable. Exchange-traded derivatives, if applicable, are valued using quoted prices and classified within Level 1 of the valuation hierarchy. At September 30, 2008, the Corporation did not have any exchange-traded derivatives.

The derivative financial instruments valued at fair value at September 30, 2008 do not incorporate counterparty credit risk in the valuation of the financial instrument. Management has determined an adjustment to the fair value of the Corporation’s interest rate swaps for counterparty risk is not required because its believed that the credit risk is inherent in lending to the swap participants and the credit risk is not significantly different from the risk attributed to the interest rate swap curve itself, which is used to determine the fair value of the interest rate swaps.

Bank owned life insurance policies

Beginning in the third quarter of 2008, the Corporation no longer includes bank owned life insurance policies in the SFAS No. 157 disclosure because values of these policies are based on cash surrender values provided by the insurance carriers. The balances of these policies were $153.4 million at December 31, 2007 and $156.2 million at June 30, 2008.

The following table presents the financial instruments measured at fair value on a recurring basis as of September 30, 2008 on the Condensed Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

	At September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$3,911	$—	$—	$3,911

U.S. Treasury	6,947	6,947	—	—
GNMA, FNMA and FHLMC mortgage-backed securities	626,086	—	626,086	—
Non-agency mortgage-backed securities	67,772	—	—	67,772
Municipals	145,261	—	145,261	—
Asset-backed securities	131,982	—	43,662	88,320

Securities available for sale	978,048	6,947	815,009	156,092
Derivatives	2,920	—	2,920	—

Total assets at fair value	$984,879	$6,947	$817,929	$160,003

Other liabilities
Derivatives	$710	$—	$710	$—

Total liabilities at fair value	$710	$—	$710	$—

Changes in Level 3 fair value measurements

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ending September 30, 2008. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources.

	Level 3 measurements for the Three Months Ended September 30, 2008
(in thousands)	Mortgage loans held for sale	Securities available for sale
Balance at June 30, 2008	$8,080	$486,815
Total net gains (losses) for the year included in:
Net gains (losses)	67	(20,409)
Other comprehensive gain (loss)	—	40,644
Purchases, sales or settlements, net	(4,236)	(4,228)
Net transfer in (out) of Level 3	—	(346,730)

Balance at September 30, 2008	$3,911	$156,092

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at September 30, 2008	$—	$(20,409)

	Level 3 measurements for the Nine Months Ended September 30, 2008
(in thousands)	Mortgage loans held for sale	Securities available for sale
Balance at December 31, 2007	$8,859	$519,278
Total net gains (losses) for the year included in:
Net gains (losses)	295	(83,812)
Other comprehensive gain (loss)	—	11,351
Purchases, sales or settlements, net	(5,243)	(13,180)
Net transfer in (out) of Level 3	—	(277,545)

Balance at September 30, 2008	$3,911	$156,092

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at September 30, 2008	$—	$(83,812)

For the nine months ended September 30, 2008, $277.5 million of net transfers were made out of Level 3, representing the transfer in of $121.5 million in non-agency mortgage backed securities and the transfer out of $346.7 million in bank and insurance pooled trust preferred securities into the held to maturity portfolio and $52.3 million of corporate securities. The Corporation determined during the current year, that non-agency mortgage backed securities have become less liquid and pricing has become less reliable requiring the use of significant unobservable inputs to price these securities along with a currently inactive market. On July 1, 2008, the Corporation moved certain bank pooled trust preferred securities to the held to maturity portfolio. In addition, management has determined that corporate securities have a more active market and should be classified within the Level 2 compared to Level 3 as reported as of December 31, 2007.

Assets and liabilities measured at fair value on a recurring basis

The following table provides gains and losses (realized and unrealized) included in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 for Level 3 and for assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis that are still held at September 30, 2008.

	Changes in fair value for the Three Months Ended September 30, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings	Total changes in fair values included in unrealized gains or losses for assets still held
Mortgage loans held for sale	$—	$67	$67	$—
Securities	(20,409)	—	(20,409)	40,644

Total assets at fair value	$(20,409)	$67	$(20,342)	$40,644

	Changes in fair value for the Nine Months Ended September 30, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings	Total changes in fair values included in unrealized gains or losses for assets still held
Mortgage loans held for sale	$—	$295	$295	$—
Securities	(83,812)	—	(83,812)	11,351

Total assets at fair value	$(83,812)	$295	$(83,517)	$11,351

Nonrecurring fair value changes

Certain assets and liabilities are measured at fair value on a nonrecurring basis. These instruments are not measured at fair value on an ongoing basis but are subject to fair value in certain circumstances, such as when there is evidence of impairment that may require write-downs. The write-downs for the Corporation’s more significant assets or liabilities measured on a non-recurring basis are based on the lower of amortized cost or estimated fair value.

Impaired Loans

Impaired loans are classified as Level 2 within the valuation hierarchy. The Corporation considers loans to be impaired when it becomes probable that the Corporation will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All non-accrual loans are considered impaired. The measurement of impaired loans is based on the fair value of the underlying collateral.

Securities Held to Maturity

Impaired securities includes bank pooled trust preferred securities that are classified as Level 3 within the valuation hierarchy. A review of the entire investment portfolio may indicate that certain securities held to maturity are impaired. If necessary, the Corporation performs fair value modeling and evaluations on these securities. All processes and controls associated with determination of the fair value of those securities are consistent with those performed for securities available for sale. These securities are classified as Level 3 within the valuation hierarchy. The table below reflects securities held to maturity with realized losses due to OTTI.

	At September 30, 2008
(in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Securities held to maturity	$3,476	$—	$—	$3,476	$(4,161)
Loans	40,454	—	40,454	—	(8,051)

Total	$43,930	$—	$40,454	$3,476	$(12,212)

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$45,305	$11	$—	$45,316
Mortgage-backed securities	705,699	2,641	14,482	693,858
Municipal securities	151,408	46	6,193	145,261
Other debt securities	213,436	662	82,116	131,982

Total securities available for sale	1,115,848	3,360	102,791	1,016,417

Securities held to maturity:
Other debt securities	311,806	417	108,890	203,333

Total securities held to maturity	311,806	417	108,890	203,333

Total investment securities	$1,427,654	$3,777	$211,681	$1,219,750

December 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,928	$26	$—	$41,954
Mortgage-backed securities	724,744	1,295	19,664	706,375
Municipal securities	152,865	1,156	330	153,691
Other debt securities	601,837	348	82,906	519,279

Total securities available for sale	1,521,374	2,825	102,900	1,421,299

Securities held to maturity:
Other debt securities	47,265	770	495	47,540

Total securities held to maturity	47,265	770	495	47,540

Total investment securities	$1,568,639	$3,595	$103,395	$1,468,839

September 30, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$67,807	$17	$1,326	$66,498
Mortgage-backed securities	697,715	616	22,153	676,178
Municipal securities	153,369	923	470	153,822
Other debt securities	652,221	1,331	38,105	615,447

Total securities available for sale	1,571,112	2,887	62,054	1,511,945

Securities held to maturity:
Other debt securities	47,654	793	75	48,372

Total securities held to maturity	47,654	793	75	48,372

Total investment securities	$1,618,766	$3,680	$62,129	$1,560,317

At September 30, 2008, a net unrealized after-tax loss of $105.2 million on the investment securities portfolio was reflected in net accumulated other comprehensive loss, an element of the Corporation’s capital. This compares to a net unrealized after-tax loss of $35.8 million at September 30, 2007 and a net unrealized after-tax loss of $60.0 million at December 31, 2007.

Impairment Analysis

Market prices may be affected by general market conditions which reflect prospects for the economy as a whole or by specific information pertaining to an industry or an individual company. Such declines are investigated by management. Acting upon the premise that a write-down may be required, the Corporation considers all available evidence in its evaluation of whether the decline is other-then-temporary.

Current market pricing, which reflects a significant discount to cost, has been adversely affected by a significant reduction to liquidity, credit quality of the underlying collateral and the market perception that defaults on the mortgages underlying some of these securities will increase significantly. As a result, the current fair value is substantially less than what the Corporation believes is indicated by the performance of the collateral underlying the securities and calculations of expected cash flows. Although the Corporation recognized other-than-temporary impairment (“OTTI”) equal to the difference between the cost basis and fair value, the Corporation anticipates at this time, based on the expected cash flows of the securities that it will recover some of these impairment amounts.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries have severely constricted the structured securities market. The limited secondary market for various types of securities has negatively impacted securities values. Accordingly, the Corporation performs a quarterly review of each investment security within the segments noted in the table on the next page to determine the nature of the decline in the value of investment securities. The Corporation evaluates if any of the underlying securities have experienced OTTI. The Corporation begins by evaluating whether an event or change in circumstances has occurred in the quarter that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). Impairment indicators include, but are not limited to:

•	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer

•	A significant adverse change in the regulatory, economic, or technological environment of the issuer

•	A significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates

•

A bona fide offer to purchase (whether solicited or unsolicited), an offer by the issuer to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment

•

Factors that raise significant concerns about the issuer’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants

Numerous factors are considered in such an evaluation and their relative significance varies from case to case. The Corporation believes that the following factors may, individually or in combination, indicate that a security should be evaluated further to determine if a decline may be other-than-temporary and that a write-down of the carrying value maybe required:

•	The length of the time and the amount of price severity in which the market value has been less than cost.

•	External credit rating declines.

•

The financial condition and near-term prospects of the issuer, including any specific events which may influence the operations of the issuer such as changes in market conditions, technology that may impair the earnings potential of the investment or the discontinuance of a segment of the business that may affect the future earnings potential.

•	The intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

The Corporation’s OTTI evaluation process is performed in a consistent, systematic, and rational manner and includes a disciplined evaluation of all available evidence. This process is applied at the individual security level and considers the causes, severity, length of time and anticipated recovery period of the impairment. Consideration is also given to management’s intent and ability to hold the security over the anticipated recovery period. Documentation is vigorous and extensive as necessary to support a conclusion as to whether a decline in market value below cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI guidelines provided by the pertinent authoritative literature. FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) is applied to address considerations of whether an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. Structured securities, including non-agency MBS, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA or purchased at a significant premium are evaluated using the guidance of EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets” (“EITF 99-20”). Securities determined to not have OTTI under EITF 99-20 are required to be evaluated using the guidance of SFAS No. 115. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income. The OTTI assessment under the SFAS No. 115 segment is based on the performance of the issuer for corporate or municipal bonds, or the collateral in the case of structured securities. The financial performance is evaluated to determine if the financial performance will adversely affect the contractual cash flows of the related security. The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to structured securities that, on the purchase date, were rated below AA or those purchased at a significant premium (generally 10% or more) which might result in the Corporation not recovering substantially all of its investment. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective to determine fair value incorporating the risk of defaults. The cash flows are considered to be adversely impacted if the present value of the future cash flows is less than the present value calculated in the prior period using the same methodology. For all securities evaluated under EITF 99-20 and SFAS No. 115, if the length of time needed to recover becomes longer and the magnitude of the decline in value becomes more significant, the evaluation for OTTI of the individual security is more extensive.

Fair values obtained from an independent third party or from third party pricing in combination with the internal pricing models are used as part of the evaluation of OTTI. If current pricing indicates a price decline, the Corporation considers securities with significant price declines or deterioration in fair value in conjunction with the duration of such to determine whether an OTTI evaluation is required. For structured bonds, an evaluation is performed internally using the modeling software. Other securities may require a separate credit evaluation performed internally unless the circumstances dictate the use of an external credit evaluation. The evaluation focuses on the expected cash flows from the individual security taking into consideration the credit quality of the security, including the anticipated inherent losses indicated from the underlying issuers or collateral, the probability of contractual cash flow shortfalls and the ability of the securities to absorb further economic declines. Credit support, if applicable and appropriate, shall also be considered when performing the OTTI evaluation. All relevant information is considered including the credit history of the security and the business sector. All assumptions used to perform an evaluation of projected cash flows will be corroborated from one or more market participants. The cash flows used for the OTTI assessment are obtained from a market participant or developed internally, based on events and information that management estimates a market participant would use in determining the current value. For securities not previously recognized as OTTI, a determination of adversely impacted cash flows will merit recognition as OTTI. Securities previously recognized as OTTI will have their cash flows tested and the result compared to their prior cash flows estimates to determine if further OTTI recognition is warranted.

Once the evaluation has been completed a determination is made whether an individual security is considered OTTI. The OTTI amount is recorded as impairment on investment securities in the period in which it occurs. Once the security is written down, it may not be written up unless the write-up is through yield accretion for the securities as permitted by the appropriate accounting guidance. Furthermore, securities may continue to incur further OTTI after an initial write-down. These further write-downs shall be analyzed with respect to the new basis of the security that was established from any previous write-down(s). The written down value of the investment in the company then becomes the new cost basis of the investment.

Discussion of Portfolio Types

The following table provides further detail of the investment securities portfolio at September 30, 2008.

Summary of Investment Securities by Portfolio Type at September 30, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury and agency MBS	$635,598	$2,643	$5,209	$633,032
Municipal securities	151,408	46	6,193	145,261
Non-agency MBS	77,037	9	9,273	67,773
Bank and insurance pooled trust preferred securities	404,087	—	165,962	238,125
REIT pooled trust preferred securities	22,671	623	8,202	15,092
Corporate securities	98,084	456	16,842	81,698
FHLB Stock	38,369	—	—	38,369
Sovereign	400	—	—	400

Total	$1,427,654	$3,777	$211,681	$1,219,750

Unrealized losses associated with the investment securities portfolio total $211.7 million. Of that amount, $154.3 million has existed for a period of twelve consecutive months or longer.

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

The unrealized losses in the municipal securities portfolio are due to widening credit spreads caused by concerns about the bond insurers associated with these securities. This portfolio segment is not experiencing any credit problems at September 30, 2008, and each security has a credit rating of at least single A. The Corporation believes that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months. The non-agency MBS securities have experienced price declines due to the current securities market environment and the currently limited secondary market for such securities, in addition to issue specific credit deterioration. Certain non-agency MBS securities have been other-than-temporarily impaired and the value of these securities has been reduced and a corresponding charge to earnings was recognized. The non-agency MBS securities portfolio was written down by $19.8 million in the third quarter of 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. As a result, the Corporation determined that there was not sufficient persuasive evidence to conclude that the impairment was temporary. Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. For each security, the credit support is also assessed to determine whether it can absorb the projected loan losses. All non-agency MBS securities that have not been written down appear to have enough credit support to cover the projected loan losses.

Prices in the bank and insurance pooled trust preferred securities portfolio continue to decline due to reduced demand for these securities. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. At September 30, 2008, the Corporation believes that the credit quality of most of these securities remains adequate to absorb further economic declines. However, three securities totaling $7.6 million were recognized as OTTI for September 30, 2008. After cash flow testing of these securities using default and loss assumptions derived from a third party credit source with expertise in bank credit quality, two securities failed the model’s projected cash flow test. The third security failed a stress test of the model’s loss expectations. As a result, all three were deemed OTTI. All three securities are current as to interest and principal payments. A limited number of issues have contractually deferred their interest payments. However, these securities have passed a cash flow stress test, as well as other credit evaluations, and as a result are not considered OTTI at September 30, 2008. All structured securities will be tested each quarter in accordance with appropriate accounting guidance.

As of September 30, 2008, the Corporation recognized that certain REIT pooled trust preferred securities were other-than-temporarily impaired and, accordingly, these securities have been written down to their fair value. The REIT pooled trust preferred securities portfolio was written down by $619 thousand in the third quarter of 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. The remaining unrealized losses on these securities are considered temporary in nature. The Corporation believes that these securities have sufficient credit subordination to withstand projected losses without impacting the securities cash flows. The Corporation analyzes the current level of defaults by issue, forecasts defaults of specific issuers and unspecified issuers along with determining the threshold of defaults necessary for interest to be curtailed. In addition, the credit ratings for these securities are also reviewed. This analysis is used to forecast each security’s ability to make its contractual interest and principal payments and assist in the impairment determination.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At September 30, 2008, all of the securities are current as to principal and interest payments, and are expected to remain so in the future.

At September 30, 2008, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by the interest rate environment or widening spreads and not caused by cash flow impairment. The Corporation has the intent and ability to hold these securities until recovery, which may be maturity.

Other-than-Temporary Losses

Listed below is the impairment recognized as OTTI recorded on certain securities described above by the Corporation since the fourth quarter of 2007 and the related book value.

	Impairment on Investment Securities					Book Value 9/30/2008
	4Q 2007	1Q 2008	2Q 2008	3Q 2008	Total
REIT pooled trust preferred securities	$47,488	$19,439	$14,817	$619	$82,363	$22,671
Non-agency MBS securities	—	23,216	5,931	19,790	48,937	77,037
Bank and insurance pooled trust preferred securities	—	—	—	4,161	4,161	404,087

Total	$47,488	$42,655	$20,748	$24,570	$135,461	$503,795

The additional write-downs of the securities in the nine months of 2008 were the result of the OTTI review discussed above as these securities have experienced high levels of mortgage delinquencies relative to the credit support remaining in the securities’ structures due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities, or in the case of the bank and insurance pooled trust portfolio, due to the inadequacy of credit support to withstand projected issuer defaults over the remaining life of the securities.

Other Information

On July 1, 2008, the Corporation transferred $346.7 million par value of primarily A-rated (or higher) bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $270.2 million at June 30, 2008, a weighted average maturity of twenty-seven years and a weighted average call date of seven years. The Corporation has the intent and ability to retain these securities until maturity. As a result of the transfer, $76.5 million of net unrealized pre-tax losses associated with the transferred securities, that were previously recorded in net accumulated other comprehensive income (loss) will continue to be reflected in stockholders’ equity and be reflected as a discount on investment securities. The discount and amount reflected in net accumulated other comprehensive income (loss) will be amortized using the effective interest method over the remaining life of the securities. These amortization amounts will increase the securities available for sale and stockholders’ equity balances over the maturity period of the securities with no impact to net income. Additionally, as a result of this transfer, it is expected that there will be no negative future impact on earnings, net accumulated other comprehensive income, or capital unless the transferred securities are determined to be other-than-temporarily impaired. In the third quarter 2008, the Corporation recorded $4.2 million of OTTI associated with bank and insurance pooled trust preferred securities that were transferred to the held to maturity portfolio.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “Act”) was signed into law. The Act grants the United States Treasury the authority to purchase debt securities from financial institutions. Neither the Corporation’s assessment of its intent to hold its securities to maturity nor its assessment for OTTI as of September 30, 2008 have considered the impact of the Act because the date of this report preceded the ratification date of the Act.

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

NOTE 4—LOANS

The table below presents a summary of loans outstanding as of the dates indicated.

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Residential real estate:
Originated and acquired residential mortgage	$256,823	$296,783	$292,129
Home equity	1,134,473	1,082,819	1,060,882
Other consumer:
Marine	355,779	352,604	355,267
Other	26,680	26,101	28,933

Total consumer	1,773,755	1,758,307	1,737,211

Commercial real estate:
Commercial mortgage	533,914	439,229	440,472
Residential construction	529,445	631,063	618,669
Commercial construction	455,663	447,394	405,249
Commercial business	971,424	939,333	846,114

Total commercial	2,490,446	2,457,019	2,310,504

Total loans	$4,264,201	$4,215,326	$4,047,715

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The table below presents the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Balance at beginning of period	$58,174	$45,769	$55,269	$45,203
Provision for loan losses	6,571	7,494	16,085	13,338
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	524	175	982	493
Home equity	1,051	274	1,642	418
Marine and other consumer	924	961	1,889	1,932
Residential construction	413	368	2,083	368
Commercial business	2,159	241	5,084	4,086

Net charge-offs	5,071	2,019	11,680	7,297

Balance at end of period	$59,674	$51,244	$59,674	$51,244

NOTE 6—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the nine months ended September 30, 2008.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2007	$254,528	$(622)	$253,906
Adjustment of intangible related to 2004 merger	(1,811)	—	(1,811)

Balance at September 30, 2008	$252,717	$(622)	$252,095

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at December 31, 2007	$10,873	$(4,721)	$6,152
Amortization expense	—	(949)	(949)

Balance at September 30, 2008	$10,873	$(5,670)	$5,203

Management tests goodwill for impairment annually unless a significant triggering event occurs. At September 30, 2008, the Corporation believes no impairment charge is required. The adjustment to goodwill during 2008 was primarily due to the resolution of deferred income tax items related to previous business combinations.

NOTE 7—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Interest-bearing deposits:
Interest-bearing demand	$451,499	$479,436	$491,362
Money market	598,989	675,077	607,812
Savings	558,930	512,684	536,172
Direct time certificates of deposit	1,172,207	1,094,622	1,192,522
Brokered certificates of deposit	1,136,970	741,441	663,649

Total interest-bearing deposits	3,918,595	3,503,260	3,491,517
Noninterest-bearing deposits	676,798	676,260	715,224

Total deposits	$4,595,393	$4,179,520	$4,206,741

NOTE 8—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Securities sold under repurchase agreements	$216,605	$309,712	$312,116
Federal funds purchased	215,000	549,000	420,000
Federal Home Loan Bank advances - fixed rate	75,000	—	—
Other short-term borrowings	2,788	2,683	2,632

Total short-term borrowings	$509,393	$861,395	$734,748

NOTE 9—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Federal Home Loan Bank advances - fixed rate	$15,000	$90,000	$90,000
Federal Home Loan Bank advances - variable rate	515,000	545,000	545,000
Junior Subordinated Debentures	136,553	136,683	136,726
Subordinated notes	47,836	—	—

Total long-term debt	$714,389	$771,683	$771,726

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Beginning on May 1, 2013, Provident Bank may redeem some or all of the subordinated notes, at any time, at a price equal to 100% of the principal amount of such notes redeemed plus accrued and unpaid interest to the redemption date. Proceeds from the debt offering, net of issuance costs, totaled $47.7 million and were used at that time to decrease brokered certificates of deposit and fed funds purchased. This debt qualifies as Tier II capital under regulatory capital guidelines.

NOTE 10—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (the “Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At September 30, 2008, 2.7 million shares were available to be granted by the Corporation pursuant to the plan.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average dividend yield	3.84%	4.96%	6.74%	3.64%
Weighted average risk-free interest rate	3.03%	4.39%	2.99%	4.67%
Weighted average expected volatility	40.80%	17.40%	24.47%	16.80%
Weighted average expected life	5.25 years	5.25 years	5.25 years	5.25 years
Weighted average fair value of options granted	$1.95	$3.68	$1.38	$5.18

The Corporation recognized compensation expense related to options of $327 thousand and $217 thousand for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 compensation expense related to options was $856 thousand compared to $642 thousand for the same period in 2007. There were no options exercised for the three months ended September 30, 2008. The intrinsic value of options exercised for the three months ended September 30, 2007 was $61 thousand. For the nine months ended September 30, 2008 and 2007, the intrinsic value of the options exercised was $49 thousand and $1.1 million, respectively. Unrecognized compensation cost related to non-vested options was $3.8 million and $2.7 million at September 30, 2008 and 2007, respectively, and is expected to be recognized over a weighted average period of 3.0 years and 3.0 years, respectively.

The table below presents a summary option activity for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	2,323,946	$29.18
Granted	1,630,065	$14.06
Exercised	(9,450)	$13.48
Cancelled or expired	(234,099)	$27.70

Options outstanding at September 30, 2008	3,710,462	$22.67	5.89	$1,412

Options exercisable at September 30, 2008	1,706,618	$28.00	4.26	$16

Restricted Stock Awards

The Corporation issues restricted stock grants, in the form of new shares, to its directors and certain key employees. The restricted stock grants are issued at the fair market value of the common shares on the date of each grant. The Corporation grants shares of restricted stock to directors of the Corporation as part of director compensation, and as such, those restricted stock grants vest immediately. The restricted stock grants to the directors may not be sold or otherwise divested until six months subsequent to their departure from the board of directors. The restricted stock grants to employees vest ratably over four years. Certain amounts of restricted share grants to key executives are performance based and may vest ratably over a period of two years once the market price of the Corporation’s stock achieves specified benchmarks for a required period of time.

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2008	2007	2008	2007
Grants to directors	$—	$—	$280	$320
Grants to employees	$423	$341	$1,119	$841
Fair value of grants vested	$—	$—	$1,420	$1,059

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2007	107,152	$35.48
Granted	304,887	$11.14
Vested	(57,519)	$24.69
Cancelled	(8,581)	$32.47

Unvested at September 30, 2008	345,939	$15.90

At September 30, 2008, unrecognized compensation cost related to non-vested restricted stock grants was $4.6 million and is expected to be recognized over a weighted average period of 2.7 years.

Common Stock and Mandatory Convertible Non-Cumulative Preferred Stock Offering

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Corporation and members of the Corporation’s Board of Directors in connection with the private placement of approximately $64.8 million of its capital stock. The Agreement provided for the sale of 1,422,110 shares of common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the common and preferred stock offering totaled $62.4 million. Proceeds from the capital issuance was used to decrease brokered certificates of deposit and fed funds purchased.

Each share of Series A Preferred will automatically convert into 95.238 shares of common stock on April 1, 2011. Holders may elect to convert their preferred shares at any time prior to that date. The conversion rate will be subject to customary anti-dilution adjustments. The discount on the preferred stock conversion feature provides a benefit to the preferred stockholders which was recognized as a non-cash dividend in the financial statements in the second quarter of 2008. This recognition did not result in any impact on the Corporation’s capital.

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

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. In the third quarter of 2008, the Corporation entered into eight swaps with a notional amount of $98.2 million that hedge the fair value of certain brokered certificates of deposit. Derivatives designated as fair value hedges were deemed to be effective within the high-effectiveness requirement. These designated hedges and associated hedged items were marked to fair value by nearly equal and offsetting amounts of $330 thousand for the three months ended September 30, 2008. A charge to earnings of $7 thousand for the ineffectiveness portion of the fair value hedges was recognized in earnings for the three months ended September 30, 2008. At December 31, 2007 and September 30, 2007 there were no derivatives designated as fair value hedges.

Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the nine months ended September 30, 2008, the Corporation recorded a decrease in the value of derivatives of $138 thousand compared to an increase of $2.2 million for the same period in 2007, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of cash flow hedges resulted in credits to earnings of $5 thousand and $4 thousand for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008, there was a credit to earnings of $20 thousand compared to a $1 thousand charge for the same period in 2007.

Non-designated derivatives may represent interest rate protection on the Corporation’s net interest income or derivative products provided to customers but do not meet the requirements to receive hedge accounting treatment. During the first quarter of 2008, the Corporation closed out a $40.0 million non-designated derivative and added two non-designated derivatives totaling $8.0 million. In the second quarter of 2008, two additional non-designated derivatives totaling $22.2 million were added. Typically, interest rate swaps that are classified as non-designated derivatives are marked-to-market and any gains or losses are recorded in non-interest income at the end of each reporting period. For the three months ended September 30, 2008 the value of the non-designated derivatives are recorded at fair value on the Condensed Consolidated Statements of Condition. During the three months ended September 30, 2007, the Corporation recorded net gains of $200 thousand to reflect the change in value of the non-designated interest rate swaps. For the nine months ended September 30, 2008 and 2007, the Corporation recorded net losses of $266 thousand and $415 thousand, respectively, to reflect the change in the value of the non-designated interest rate swaps.

The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $4 thousand and $193 thousand for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, the net cash benefit from these interest rate swaps was $351 thousand and $599 thousand, respectively. These transactions are recorded in net derivative activities on the Condensed Consolidated Statements of Operations.

The derivative financial instruments valued at fair value at September 30, 2008 do not incorporate counterparty credit risk in the valuation of the financial instrument. Management has determined that it does not need to adjust the fair value of the Corporation’s interest rate swaps for counterparty risk because its believed that the credit risk is inherent in lending to the swap participants and the credit risk is not significantly different from the risk attributed to the interest rate swap curve itself, which is used to determine the fair value of the interest rate swaps.

Where appropriate, the Corporation obtains collateral to reduce counterparty risk associated with interest rate swaps. At September 30, 2008, cash collateral of $2.0 million was included in the Condensed Consolidated Statement of Condition. This amount has not been netted against the derivative position for purposes of presentation.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
September 30, 2008 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$128,250	$2,833	$2,833
Receive fixed/pay variable	Hedge borrowing cost	98,200	102	(337)
Interest rate caps/corridors	Hedge borrowing cost	25,000	—	—

Total designated derivatives		251,450	2,935	2,496

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		15,050	65	(154)
Receive fixed/pay variable		15,050	247	195

Total non-designated derivatives		30,100	312	41

Total derivatives		$281,550	$3,247	$2,537

December 31, 2007 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$272,450	$5,002	$4,968
Interest rate caps/corridors	Hedge borrowing cost	25,000	71	71

Total designated derivatives		297,450	5,073	5,039

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,095	2,095

Total non-designated derivatives		40,000	2,095	2,095

Total derivatives		$337,450	$7,168	$7,134

September 30, 2007 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$277,450	$1,232	$1,084
Interest rate caps/corridors	Hedge borrowing cost	75,000	321	321

Total designated derivatives		352,450	1,553	1,405

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,880	2,880

Total non-designated derivatives		40,000	2,880	2,880

Total derivatives		$392,450	$4,433	$4,285

Credit risk represents the amount that is due from the counterparty, including accrued interest, associated with the open derivatives positions at September 30, 2008. The amounts are recorded as an asset on the Condensed Consolidated Statement of Condition and are not netted against any amounts payable to the counterparty. Market risk represents the net fair value of amounts due or payable to the counterparty, net of accrued interest. The Corporation’s Condensed Consolidated Statement of Condition reflects the fair value of its derivatives outstanding totaling $2.9 million as a derivative asset and $710 thousand as a derivative liability. Also, $328 thousand in associated accrued interest receivable is outstanding at September 30, 2008.

NOTE 12—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

The table below presents commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated:

(in thousands)	September 30, 2008
Commercial business and real estate	$835,865
Consumer revolving credit	840,876
Residential mortgage credit	9,316
Performance standby letters of credit	140,293
Commercial letters of credit	4,667

Total loan commitments	$1,831,017

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

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s results of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that any potential settlements or damages in the Bednar litigation would not be material to the Bank’s results of operations.

NOTE 13—NET GAINS

Net gains include the following components for the periods indicated:

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2008	2007	2008	2007
Net gains (losses):
Sale of MasterCard shares	$—	$—	$8,690	$—
Securities related activity	953	—	953	399
Asset sales	(16)	(8)	(76)	1,063
Sale of branches	—	4,910	—	4,910
Extinguishment of debt and early redemption of brokered CDs	10	—	(660)	153

Net gains	$947	$4,902	$8,907	$6,525

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

All amounts accrued with respect to the initiatives discussed above have been recognized in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2008 and 2007.

The incurred costs for all restructuring activities are reflected in the following tables:

	For the Three Months Ended September 30, 2008			For the Nine Months Ended September 30, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$—	$—	$—	$(15)	$(15)
Contract terminations	—	—	—	—	—	—
Impairment of fixed assets	—	—	—	—	—	—
Other related costs	5	—	5	60	—	60

Total restructuring activities	$5	$—	$5	$60	$(15)	$45

	For the Three Months Ended September 30, 2007			For the Nine Months Ended September 30, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$111	$111	$—	$592	$592
Contract terminations	—	—	—	473	—	473
Impairment of fixed assets	—	—	—	357	—	357
Other related costs	—	—	—	37	—	37

Total restructuring activities	$—	$111	$111	$867	$592	$1,459

The following table reflects a roll-forward of the accrued liability associated with the restructuring activities:

	At September 30, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2007	$—	$147	$147
Branch closure costs	60	—	60
Efficiency initiatives costs	—	(15)	(15)
Cash payments	(60)	(105)	(165)

Balance at September 30, 2008	$—	$27	$27

The Corporation’s efficiency initiatives were substantially completed at September 30, 2008. As part of the continued focus on cost efficiency and control, the Corporation will continue to incur occasional future expense relating to cost control initiatives as opportunities present themselves. These costs, if applicable, will be presented in non-interest expenses in the Consolidated Statements of Operations.

NOTE 15—INCOME TAXES

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for de-recognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation did not have any material unrecognized tax benefits as of the date of adoption. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Operations. At January 1, 2007, no interest and penalties were required to be recognized. At September 30, 2008, the Corporation did not have any material unrecognized tax benefits and no interest and penalties were required to be recognized. The tax years that remain subject to examination are 2005 through 2007 for both the Federal and State of Maryland tax authorities.

NOTE 16—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per share data)	2008	2007	2008	2007
Net income (loss)	$(5,392)	$15,968	$(12,790)	$47,604
Less: Beneficial conversion feature on preferred stock	—	—	1,463	—
Dividends - preferred stock	1,523	—	1,523	—

Net income (loss) available to common stockholders	$(6,915)	$15,968	$(15,776)	$47,604

Basic EPS shares	32,993	31,932	32,443	32,063
Basic EPS	$(0.21)	$0.50	$(0.49)	$1.48

Dilutive common stock equivalents	—	160	—	196
Dilutive EPS shares	32,993	32,092	32,443	32,259
Dilutive EPS	$(0.21)	$0.50	$(0.49)	$1.48

Antidilutive shares	3,218	1,372	3,062	936

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

NOTE 17—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income (loss) to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended September 30,
	2008			2007
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized losses arising during the year	$(39,861)	$(16,182)	$(23,679)	$(22,536)	$(9,172)	$(13,364)
Reclassification of gains realized in net income	7,237	3,182	4,055	—	—	—

Net unrealized losses on securities arising during the year	(32,624)	(13,000)	(19,624)	(22,536)	(9,172)	(13,364)
Net unrealized gains (losses) from derivative activities arising during the year	(1,454)	(587)	(867)	4,110	1,626	2,484

Other comprehensive loss	$(34,078)	$(13,587)	(20,491)	$(18,426)	$(7,546)	(10,880)

Net income			(5,392)			15,968

Comprehensive income (loss)			$(25,883)			$5,088

	Nine Months Ended September 30,
	2008			2007
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized losses arising during the year	$(144,950)	$(56,749)	$(88,201)	$(44,027)	$(17,643)	$(26,384)
Reclassification of net gains (losses) realized in net income	70,640	27,655	42,985	(399)	(157)	(242)

Net unrealized losses on securities arising during the year	(74,310)	(29,094)	(45,216)	(44,426)	(17,800)	(26,626)
Net unrealized gains (losses) from derivative activities arising during the year	(302)	(151)	(151)	3,286	1,118	2,168

Other comprehensive loss	$(74,612)	$(29,245)	(45,367)	$(41,140)	$(16,682)	(24,458)

Net income (loss)			(12,790)			47,604

Comprehensive income (loss)			$(58,157)			$23,146

NOTE 18—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended September 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2008	2007	2008	2007	2008	2007
Service cost - benefits earned during the period	$382	$558	$188	$258	$1	$1
Interest cost on projected benefit obligation	491	639	95	215	5	5
Expected return on plan assets	(731)	(977)	—	—	—	—
Net amortization and deferral of loss (gain)	143	186	106	67	(1)	(2)

Net pension cost included in employee benefits expense	$285	$406	$389	$540	$5	$4

	Nine Months Ended September 30,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2008	2007	2008	2007	2008	2007
Service cost - benefits earned during the period	$1,654	$1,823	$565	$771	$3	$4
Interest cost on projected benefit obligation	2,125	2,087	285	645	15	16
Expected return on plan assets	(3,165)	(3,191)	—	—	—	—
Net amortization and deferral of loss (gain)	619	607	318	203	(3)	(6)

Net pension cost included in employee benefits expense	$1,233	$1,326	$1,168	$1,619	$15	$14

The minimum required contribution in 2008 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. The Corporation contributed $2.8 million to the qualified pension plan during the second quarter of 2008. No contributions were made during the first or third quarter of 2008. The Corporation continues to monitor the funding level of the pension plan and may make additional contributions as deemed necessary.

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

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 79 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 195 Bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network, which provides customers with free access to more than 11,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended September 30,

	2008				2007
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$16,111	$23,858	$3,863	$43,832	$16,228	$25,300	$6,309	$47,837
Provision for loan losses	1,875	2,682	2,014	6,571	615	1,261	5,618	7,494

Net interest income after provision for loan losses	14,236	21,176	1,849	37,261	15,613	24,039	691	40,343
Non-interest income	5,329	23,778	(24,554)	4,553	5,112	30,620	(429)	35,303
Non-interest expense	7,036	37,505	8,652	53,193	6,530	37,499	8,656	52,685

Income (loss) before income taxes	12,529	7,449	(31,357)	(11,379)	14,195	17,160	(8,394)	22,961
Income tax expense (benefit)	6,377	3,768	(16,132)	(5,987)	4,323	5,226	(2,556)	6,993

Net income (loss)	$6,152	$3,681	$(15,225)	$(5,392)	$9,872	$11,934	$(5,838)	$15,968

Total assets	$2,444,284	$2,968,080	$998,112	$6,410,476	$2,298,379	$3,012,101	$1,053,530	$6,364,010

Nine Months Ended September 30,
	2008				2007
	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$49,942	$70,574	$14,308	$134,824	$47,611	$75,727	$21,982	$145,320
Provision for loan losses	5,588	5,160	5,337	16,085	4,381	2,523	6,434	13,338

Net interest income after provision for loan losses	44,354	65,414	8,971	118,739	43,230	73,204	15,548	131,982
Non-interest income (loss)	15,872	70,380	(80,506)	5,746	15,124	82,398	(1,265)	96,257
Non-interest expense	20,018	111,182	23,797	154,997	20,164	114,771	25,146	160,081

Income (loss) before income taxes	40,208	24,612	(95,332)	(30,512)	38,190	40,831	(10,863)	68,158
Income tax expense (benefit)	23,354	14,295	(55,371)	(17,722)	11,517	12,313	(3,276)	20,554

Net income (loss)	$16,854	$10,317	$(39,961)	$(12,790)	$26,673	$28,518	$(7,587)	$47,604

Total assets	$2,444,284	$2,968,080	$998,112	$6,410,476	$2,298,379	$3,012,101	$1,053,530	$6,364,010

NOTE 20—SUBSEQUENT EVENT

U.S. government agencies have initiated a number of actions designed to provide or improve stability to the financial system. One such action is the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. This program offers qualifying institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock to the U.S. Treasury on what it believes to be favorable terms. The Corporation has been granted preliminary approval by the U.S. Treasury to participate in this program and the Corporation’s board of directors has approved participation in the program. At September 30, 2008, the Corporation’s capital levels are above the minimum required for regulatory status as a “well capitalized” institution.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

Provident Bankshares Corporation (the “Corporation”), a Maryland corporation, is the holding company for Provident Bank (“Provident” or the “Bank”); a Maryland chartered stock commercial bank. At September 30, 2008, the Bank is the largest independent commercial bank, in asset size, headquartered in Maryland, with $6.4 billion in assets. Provident is a regional bank serving Maryland, Virginia and Southern York County, PA, with emphasis on the key urban centers within these states – the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Expand delivery (branch and non-branch) within the market Provident serves. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by a net 28 in-store or traditional branches.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Condensed Consolidated Financial Statements: allowance for loan losses, fair value, other-than-temporary-impairment of investment securities, derivative financial instruments, goodwill and intangible assets, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the Notes to the Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Capital growth, liquidity and earnings along with maintaining a strong balance sheet in this current economic environment are the top priorities of the Corporation. During the first nine months of 2008, the Corporation was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Corporation’s liquidity position. In addition, the financial condition of the Corporation reflects the strengthening of the Corporation’s franchise in the key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia, through expanded business development and the execution of the Corporation’s strategic priorities including growing loans and deposits. Growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) is a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation also grew deposits, mainly from the use of brokered certificates of deposit, which offset the decline in deposits resulting from the sale of six branches and associated deposits to Union Bankshares in September 2007, increased competition for deposits and the significant decline in real estate related activity, which affects the related escrow deposits. During the third quarter of 2008, the Corporation increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances. Over the past twelve months, loan credit quality has declined and is primarily related to the weakness in the residential construction industry, but is still believed to be at manageable levels. In addition, values of investment securities have been negatively impacted by the economic down turn and turmoil in the financial markets.

The core banking performance has resulted in an increase in average relationship-based loans of $282.1million, or 7.7%, manageable loan credit quality levels and only a slight increase in non-interest expense of $508 thousand for the quarter ended September 30, 2008 when compared to the same period a year ago. In addition, the Corporation increased its total risk-based capital ratio, which was already considered “well capitalized” for regulatory purposes in the third quarter of 2008 when compared to the third quarter of 2007. At September 30, 2008, total assets were $6.4 billion, while total loans and deposits were $4.3 billion and $4.6 billion, respectively.

Stockholders’ Equity and Capital

In 2008, long-term capital growth is a specific focus for the Corporation. To provide capital growth, the Corporation successfully completed a multi-tiered capital plan in April 2008 to strengthen the Corporation’s capital base, including the issuance of $64.8 million in equity securities and $50 million in subordinated debt. In addition, beginning with the dividend that was paid in May 2008, the quarterly dividend payment was reduced by 66% and is expected to result in an annual savings of approximately $29 million, providing the least costly source to re-build tangible common equity.

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Corporation and members of the Corporation’s Board of Directors in connection with the private placement of approximately $64.8 million of its capital stock. The Agreement provided for the sale of 1,422,110 shares of the Corporation’s common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the equity offering totaled $62.4 million.

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. The net proceeds from the debt offering totaled $47.7 million and qualifies for Tier II regulatory capital.

The equity raised from the capital activities discussed above and the equity preserved from the dividend reduction, partially offset by the year-to-date net loss in 2008 improved the Corporation’s Tier 1 and total risk-based capital ratios at September 30, 2008, when compared to December 31, 2007.

Total stockholders’ equity was $542.5 million at September 30, 2008, a decrease of $13.3 million from December 31, 2007. Stockholders’ equity increased by $13.6 million from the issuance of common stock and $51.2 million from the issuance of preferred stock, partially offset by $2.5 million of costs associated with the issuance of the equity raised. Net accumulated other comprehensive loss increased $45.4 million during the period primarily due to the decline in the market value of the debt securities portfolio. Stockholders’ equity was further impacted by the $12.8 million net loss for the nine months ended September, 2008, common stock dividends of $17.6 million, preferred stock dividends of $1.5 million, a $2.2 million increase due to share based payment activity and approximately $500 thousand decline in other activities.

The Company’s tangible common equity ratio decreased from 5.86% at December 31, 2007 to 5.65% at September 30, 2008. The decline is mainly associated with the $12.8 million net loss recorded in the first nine months of 2008. The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity excluding net accumulated other comprehensive loss (“OCI”), less goodwill and deposit-based intangibles and preferred stock. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI, preferred stock and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended September 30, 2008, December 31, 2007 and September 30, 2007, respectively.

(dollars in thousands)	September 30, 2008	December 31, 2007	September 30, 2007
Total equity capital per consolidated financial statements	$542,464	$555,771	$610,721
Accumulated other comprehensive loss	113,544	68,177	46,565
Goodwill	(252,095)	(253,906)	(253,906)
Deposit-based intangible	(5,203)	(6,152)	(6,474)
Preferred stock	(51,215)	—	—

Tangible common equity	$347,495	$363,890	$396,906

Total assets per consolidated financial statements	$6,410,476	$6,465,046	$6,364,010
Goodwill	(252,095)	(253,906)	(253,906)
Deposit-based intangible	(5,203)	(6,152)	(6,474)

Tangible assets	$6,153,178	$6,204,988	$6,103,630

Tangible common equity ratio	5.65%	5.86%	6.50%

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

(dollars in thousands)	September 30, 2008	December 31, 2007
Total equity capital per consolidated financial statements	$542,464	$555,771
Qualifying trust preferred securities	129,000	129,000

Accumulated other comprehensive loss	113,544	68,177

Adjusted capital	785,008	752,948
Adjustments for tier 1 capital:
Goodwill and disallowed assets	(266,539)	(260,186)

Total tier 1 capital	518,469	492,762

Adjustments for tier 2 capital:
Allowance for loan losses	59,674	55,269
Subordinated debt	50,000	—
Allowance for letter of credit losses	724	635

Total tier 2 capital adjustments	110,398	55,904

Total regulatory capital	$628,867	$548,666

Risk-weighted assets	$5,248,843	$5,057,463
Quarterly regulatory average assets	6,177,557	6,145,549

Ratios:			Minimum Regulatory Requirements	To be “Well Capitalized”
Tier 1 leverage	8.39%	8.02%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.88	9.74	4.00	6.00
Total regulatory capital to risk-weighted assets	11.98	10.85	8.00	10.00

As of September 30, 2008, the Corporation is considered “well capitalized” for regulatory purposes.

In October 2008, U.S. government agencies have initiated a number of actions designed to provide or improve stability to the financial system. One such action is the U.S. Treasury’s Troubled Asset Relief Program Capital Purchase Program. This program offers qualifying institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock to the U.S. Treasury on what it believes to be favorable terms. Capital raised from this program is considered Tier 1 capital. The Corporation has been granted preliminary approval by the U.S. Treasury to participate in this program and the Corporation’s board of directors has approved participation in the program. Participation in the program would provide additional capital that would improve the Corporation’s already “well capitalized” regulatory capital ratios.

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

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At September 30, 2008, over $180 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis. As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At September 30, 2008, $821.6 million of secured borrowings were employed, with sufficient collateral available to raise additional secured borrowings of over $970 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility, and securities sold under repurchase agreements. Additionally, over $396 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At September 30, 2008, $215.0 million of fed funds were employed, compared with funding lines in place of $885 million. At September 30, 2008, the Corporation had $1.1 billion of brokered certificates of deposit outstanding.

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

Lending

Total average loan balances increased to $4.2 billion in the third quarter of 2008, an increase of $246.5 million, or 6.2%, over the third quarter of 2007. The following table summarizes the composition of the Corporation’s average loans for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2008	2007
Residential real estate:
Originated and acquired residential mortgage	$262,372	$298,019	$(35,647)	(12.0	) %
Home equity	1,117,718	1,050,442	67,276	6.4
Other consumer:
Marine	356,623	357,217	(594)	(0.2)
Other	26,068	29,533	(3,465)	(11.7)

Total consumer	1,762,781	1,735,211	27,570	1.6

Commercial real estate:
Commercial mortgage	528,565	441,685	86,880	19.7
Residential construction	538,543	609,537	(70,994)	(11.6)
Commercial construction	443,772	383,775	59,997	15.6
Commercial business	946,563	803,537	143,026	17.8

Total commercial	2,457,443	2,238,534	218,909	9.8

Total loans	$4,220,224	$3,973,745	$246,479	6.2

The Corporation continues to produce solid loan growth in its internally generated loan portfolios, mainly in the commercial portfolio. Relationship-based loans increased in the aggregate $282.1 million, or 7.7%, over the same quarter in 2007. The Corporation’s focus on developing lending relationships provided by the market opportunity, combined with the experience of lending officers in the market, has been demonstrated by the consistent growth in the commercial real estate and commercial business loan portfolios.

Total average loans increased by 6.2%, primarily due to an increase of $67.3 million, or 6.4%, in average home equity loans, $60.0 million, or 15.6%, in commercial construction loans, $86.9 million, or 19.7%, in average commercial mortgage loans and $143.0 million, or 17.8%, in average commercial business loans. These increases more than offset the $71.0 million market driven decline in average residential construction loans and $35.6 million in the run-off portfolios of originated and acquired residential loans. These results reflect the effectiveness of the Corporation’s strategy to enhance customer relationships in all four key market segments: commercial, commercial real estate, consumer and small business. The overall result is a strategically balanced mix of lending revenue sources between consumer and commercial loan products with $1.8 billion, or 41.8%, in consumer loans, and $2.5 billion, or 58.2%, in commercial loans. The diversity of lending products should provide the Corporation with opportunities to emphasize or de-emphasize certain product lines as market conditions change.

Commercial loans are a key component to the Corporation’s regional presence in its market area. Average total commercial loans increased $218.9 million, or 9.8%, compared to the third quarter of 2007. Commercial construction loans posted an increase compared to the same quarter of 2007 of $60.0 million and residential construction loans declined by $71.0 million reflecting the contraction in the regional residential construction markets. During this same period, commercial business loans increased by $143.0 million, or 17.8%. Commercial mortgage loans grew by $86.9 million, or 19.7%, reflecting the Corporation’s success in retaining the permanent financing on completed commercial projects. The overall loan growth is largely within the Corporation’s market footprint and is a reflection of the relative strength in the Corporation’s markets and its ability to deepen lending relationships with seasoned borrowers in familiar markets and the creation of new lending relationships. These expanded relationships and associated risks are managed through disciplined loan administration and credit monitoring by an experienced credit management staff.

The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the markets of Maryland, Washington, D.C. and Virginia. Over 82% of the production of direct consumer loans, primarily home equity loans and lines, is generated through the Bank’s retail banking offices, phone center and internet channels. This strategy resulted in the increase in average home equity lending balances over the same period a year ago. The growth in home equity lending was partially offset by a decline in marine and other consumer loans. Currently, management has chosen to limit marine lending loan growth due to low margins in the industry.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	September 30, 2008	December 31, 2007
Non-Performing Assets:
Originated and acquired residential mortgage	$7,516	$7,511
Home equity	2,574	1,737
Commercial mortgage	1,743	1,335
Residential real estate construction	16,754	7,923
Commercial business	11,867	12,742

Total non-accrual loans	40,454	31,248
Total renegotiated loans	—	—

Total non-performing loans	40,454	31,248
Non-performing investments	13,163	—
Total other assets and real estate owned	13,567	2,664

Total non-performing assets	$67,184	$33,912

90-Day Delinquencies:
Originated and acquired residential mortgage	$4,846	$2,149
Home equity	2,651	1,281
Other consumer	3,718	321
Residential real estate construction	314	—
Commercial business	16	79

Total 90-day delinquencies	$11,545	$3,830

Asset Quality Ratios:
Non-performing loans to loans	0.95%	0.74%
Non-performing investments to investments	0.99%	—
Non-performing assets to assets	1.05%	0.52%
Allowance for loan losses to loans	1.40%	1.31%
Net charge-offs in quarter to average loans	0.48%	0.58%
Allowance for loan losses to non-performing loans	147.51%	176.87%

Recent economic data has shown that the Mid-Atlantic region, while sluggish, continues to remain one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels. In comparison to the second quarter of 2008, new housing inventories are down in both Maryland and Virginia while unemployment levels in the region continue to be below the national average. With the majority of the home equity and commercial real estate portfolios concentrated with in the Washington D.C., Virginia and Maryland region, the overall loan credit quality for the third quarter of 2008 did not reveal any unanticipated deterioration.

Non-performing loans to loans were 0.95% at September 30, 2008 compared to 0.74% at December 31, 2007, while net charge-offs to average loans was 0.48%, a decline from 0.58% for the quarter ending December 31, 2007 and an increase from 0.33% for the quarter ended June 30, 2008. The increase in non-performing loans is due mainly to the transfer of two significant residential construction loans into non-performing status that totaled $15.8 million, offset by the transfer of foreclosed properties to other real estate owned totaling $6.7 million. At September 30, 2008, the allowance for loan losses to total loans was 1.40%, while the allowance for loan losses to non-performing loans was 147.5%. At December 31, 2007 these ratios were 1.31% and 176.9%, respectively. The level of 90-day delinquent loans increased during the same period, increasing $7.7 million to $11.5 million over the $3.8 million level at December 31, 2007. The increase in 90-day delinquent loans was reflected mainly in the originated and acquired residential mortgage portfolio, home equity and the other consumer loan portfolios.

As of September 30, 2008, non-performing loans other than residential construction loans remained stable or increased modestly from December 31, 2008 and are consistent with the decline in general economic conditions. The diversification of the commercial real estate portfolio between commercial mortgages, commercial construction and residential construction along with the geographically different markets of Baltimore, suburban Washington, D.C. and Richmond, Virginia continue to support these results. In addition, the home equity portfolio has continued to perform reasonably well in comparison to the decline in general economic conditions as non-performing home equity loans increased from 0.16% at December 31, 2007 to 0.23% at September 30, 2008. The success in maintaining loan asset quality above the national average is a reflection of management’s high credit standards, in-house administration and strong oversight procedures along with the majority of the portfolio focused within the Washington D.C, Virginia and Maryland region which remains one of the better performing markets in the nation. Because events affecting borrowers and collateral are constantly changing and cannot be reliably predicted, present portfolio quality may not be an indication of future performance.

Non-performing loans as a percentage of each portfolio’s outstanding balance were as follows:

	September 30, 2008	December 31, 2007
Originated & acquired residential mortgage	2.93%	2.53%
Home equity	0.23	0.16
Other consumer	—	—
Total consumer	0.57	0.53
Commercial mortgage	0.33	0.30
Residential real estate construction	3.16	1.26
Commercial real estate construction	—	—
Commercial business	1.22	1.36
Total commercial	1.22	0.90
Total loans	0.95	0.74

Overall asset quality of the Corporation declined as of September 30, 2008 when compared to December 31, 2007. Asset quality ratios increased to levels anticipated during these uncertain economic times when compared to December 31, 2007. Non-performing assets were $67.2 million at September 30, 2008, a 98.1% increase over the level at December 31, 2007. The level of non-performing assets to total assets was 1.05% at September 30, 2008, up from 0.52% at December 31, 2007. The increase in non-performing assets was mainly attributable to the increase in non-performing residential real estate construction loans, real estate owned properties and the investment securities that were classified as non-performing during the first nine months of 2008. Non-performing investment balances were $13.2 million at September 30, 2008 and relate to certain investment securities in which their contractual payments have been deferred.

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

At September 30, 2008, the allowance for loan losses was $59.7 million, or 1.40% of total loans outstanding, compared to an allowance for loan losses at December 31, 2007 of $55.3 million, or 1.31% of total loans outstanding. The allowance coverage was 147.5% of non-performing loans at September 30, 2008 compared to 176.9% at December 31, 2007. Portfolio-wide, net charge-offs represented 0.48% of average loans in third quarter of 2008, compared to 0.20% in third quarter of 2007 and 0.58% in the fourth quarter of 2007.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

	Three Months Ended September 30,		$ Variance	% Variance
(dollars in thousands)	2008	2007
Transaction accounts:
Noninterest-bearing	$653,428	$709,492	$(56,064)	(7.9)%
Interest-bearing	448,715	487,435	(38,720)	(7.9)
Savings/money market:
Savings	564,848	557,239	7,609	1.4
Money market	602,625	583,856	18,769	3.2
Certificates of deposit:
Direct	1,146,158	1,218,368	(72,210)	(5.9)
Brokered	1,059,362	528,841	530,521	100.3

Total deposits	$4,475,136	$4,085,231	$389,905	9.5

Deposits by source:
Consumer	$2,663,292	$2,769,227	$(105,935)	(3.8)
Commercial	752,482	787,163	(34,681)	(4.4)
Brokered	1,059,362	528,841	530,521	100.3

Total deposits	$4,475,136	$4,085,231	$389,905	9.5

Average total deposits increased $389.9 million, or 9.5%, in the third quarter of 2008 compared to the same period a year ago. Consumer deposits declined by 3.8%, or $105.9 million to $2.7 billion and commercial deposits declined $34.7 million, or 4.4%. Brokered deposits increased $530.5 million during this period, as these deposits provided funding for loan growth as a result of the decline in consumer and commercial deposits along with the strategic decision to lengthen the maturity of liabilities to enhance the Corporation’s longer-term liquidity position. The decline in consumer deposits of $105.9 million includes $33.7 million of consumer deposits that were sold in September 2007. Market conditions and the intense competition for deposits also contributed to the decline in consumer deposits. During the third quarter of 2008, consumer savings increased by $7.9 million from the same period a year ago and were offset by a $113.8 million net decline in all other sources of consumer deposits. During the past twelve months, the Corporation has been successful in growing its online savings balances to mitigate the decline in other consumer deposits. For the quarter ended September 30, 2008, the online savings increased $60.4 million over the same period a year ago. Commercial deposits declined $34.7 million in the quarter ending September 30, 2008 when compared to the same period a year ago. During the third quarter of 2008, commercial money market accounts increased $25.0 million and were offset by a decline in all other sources of deposits. The decline in total average commercial deposits is mainly attributed to lower real estate related activity, repo sweeps and the increase in customer utilization of their deposits versus obtaining financing.

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

At September 30, 2008, the investment securities portfolio totaled $1.3 billion, or 20.7% of total assets, compared to 22.7% of total assets at year-end 2007. The portfolio declined $140.3 million from the level at year-end 2007, primarily from write-downs recorded in 2008 associated with securities that were other-than-temporarily impaired and from the decline in market values in the investment portfolio. In the first nine months of 2008, management invested $105.4 million in fixed rate U.S. agency mortgage-backed securities, $6.9 million in U.S. Treasuries, and $6.6 million in Federal Home Loan Bank (FHLB) Stock offsetting investment prepayments and maturities totaling $95.9 million.

Management wrote-down the value of investment securities by $24.6 million in the quarter ended September 30, 2008 due to other-than-temporary impairment of its non-agency mortgage backed securities, REIT pooled trust preferred securities and bank pooled trust preferred securities portfolios. The REIT pooled trust preferred securities were written down by $619 thousand, the non-agency MBS were written down by $19.8 million, and the bank pooled trust preferred stocks were written down by $4.2 million.

Management wrote-down the value of investment securities by $88.0 million for the nine months ended September 30, 2008 due to other-than-temporary impairment of its non-agency mortgage backed securities, REIT pooled trust preferred securities and bank pooled trust preferred securities portfolios. The REIT pooled trust preferred securities were written down by $34.9 million, the non-agency MBS were written down by $48.9 million, and the bank pooled trust preferred stocks were written down by $4.2 million.

Investment Portfolio Credit Quality

Investment allocations at September 30, 2008 include agency MBS (51.3%), ABS (20.8%), municipal (11.9%), corporate (6.7%), non-agency MBS (5.6%) and U.S. Government securities (3.7%). The charts below summarize the credit quality of the Corporation’s investment portfolio, using the average of the ratings of Moody’s, Standard and Poors, or Fitch Ratings and the portfolio distribution.

Investment Securities Portfolio September 30, 2008 ($ in thousands)
	Par Value	%	Fair Value	%	Amortized Cost	%
Treasuries	$7,000	0.4%	$6,947	0.6%	$6,936	0.5%

Sovereign	400	—	400	—	400	—

FHLB Stock	38,369	2.3	38,369	3.1	38,369	2.7

Agency MBS/ARM	623,101	38.1	626,085	51.3	628,662	44.0

Municipals:
AAA	73,425	4.5	71,213	5.8	73,759	5.2
AA	58,655	3.6	56,162	4.6	58,894	4.1
A	18,690	1.1	17,886	1.5	18,755	1.3

Total Municipals	150,770	9.2	145,261	11.9	151,408	10.6

Bank pooled trust preferred securities:
AAA	31,551	1.9	16,585	1.4	31,555	2.2
AA	41,089	2.5	18,196	1.5	40,827	2.9
A	238,093	14.5	115,323	9.5	183,712	12.9
BBB	97,608	6.0	45,492	3.7	73,327	5.1

Total bank pooled trust preferred securities	408,341	24.9	195,596	16.1	329,421	23.1

Insurance pooled trust preferred securities:
AAA	43,166	2.6	26,500	2.2	43,166	3.0
AA	10,810	0.7	5,752	0.5	10,812	0.8
A	20,673	1.3	10,277	0.8	20,688	1.4

Total insurance pooled trust preferred securities	74,649	4.6	42,529	3.5	74,666	5.2

REIT pooled trust preferred securities:
AA	15,000	0.9	4,905	0.4	11,340	0.8
A	14,000	0.9	2,678	0.2	4,096	0.3
BBB	14,000	0.9	2,674	0.2	2,436	0.2
BB	42,760	2.6	3,913	0.3	3,521	0.2
B	20,671	1.3	922	0.1	1,278	0.1

Total REIT pooled trust preferred securities	106,431	6.6	15,092	1.2	22,671	1.6

Non-agency MBS:
AAA	59,708	3.6	51,589	4.2	57,337	4.0
AA	12,453	0.8	5,392	0.4	8,328	0.6
A	20,290	1.2	5,273	0.4	5,273	0.4
BBB	6,729	0.4	3,156	0.3	3,156	0.2
BB	9,445	0.6	889	0.1	1,367	0.1
B	7,859	0.5	689	0.1	703	—
CCC	9,815	0.6	785	0.1	873	0.1

Total non-agency MBS	126,299	7.7	67,773	5.6	77,037	5.4

Corporate securities:
AA	3,498	0.2	2,198	0.2	3,002	0.2
A	72,750	4.5	59,637	4.8	70,796	5.0
BBB	19,103	1.2	15,497	1.3	18,598	1.3
BB	5,000	0.3	3,630	0.3	5,098	0.4
NR (Not Rated)	700	—	736	0.1	590	—

Total corporate securities	101,051	6.2	81,698	6.7	98,084	6.9

Total Investment Portfolio	$1,636,411	100.0%	$1,219,750	100.0%	$1,427,654	100.0%

Investment securities are evaluated periodically to determine whether a decline in their value is other-than-temporary. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over the Corporation’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether the value of a security is other-than-temporarily impaired. Once a decline in value is determined to be other–than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized in the Condensed Consolidated Statements of Operations. For the quarter ended September 30, 2008, the Corporation determined certain securities to be OTTI, and accordingly, recognized a $24.6 million write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, it is possible that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

The Corporation reviews all investment securities with unrealized losses to determine the duration and severity of the price declines. Management evaluates securities for OTTI based on the severity and duration of each security’s market value decline. For the quarter ending September 30, 2008, investment securities with price declines exceeding 35% or lasting 24 months or more, which was before the financial liquidity crisis that began in mid-2007, bore greater scrutiny from management.

As of September 30, 2008, the investment securities portfolio contained $418.9 million (face value) of securities with unrealized losses for 12 months or greater, but less than 24 months, with an aggregate loss of $137.4 million. Of the total face value, $150.9 million consists of U.S. agency backed MBS, with a loss of $3.4 million. The remaining $269.4 million, with an aggregate loss of $134.0 million, consists almost entirely of bank and insurance pooled trust preferred securities. Each of these securities was tested for credit-based price declines using the Intex cash-flow model using a methodology compliant with FAS-115 and EITF 99-20. Securities failing the cash flow projection test were determined to be OTTI, and written-down accordingly. Securities with particularly low prices were stress tested more rigorously to determine if their credit quality remains sound. In management’s judgment, securities with sound credit quality are not being written-down based solely on the severity or duration of their price declines at this time, due to the extreme illiquidity evident in their respective markets and uncertainty surrounding the impact of the U.S. Treasury Department’s TARP program. Management believes the TARP program has the potential to significantly improve liquidity and prices in the bank pooled trust preferred securities market, and within the pooled trust preferred securities markets, over the next 6-9 months. For further discussion on other-than-temporary impairment, refer to Note 3.

As of September 30, 2008, the Corporation’s investment portfolio had unrealized losses of $207.9 million, or 14.6%, up from $99.8 million, or 6.4% at December 31, 2007. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the mortgage foreclosure crisis affecting mortgage-backed securities and the ensuing liquidity crisis affecting asset-backed securities markets. The Corporation continually evaluates the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At September 30, 2008, management has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

The $693.9 million MBS portfolio includes $626.1 million of agency-backed securities, $53.7 million of senior non-agency MBS securities originally rated AAA, and $14.1 million of mezzanine non-agency MBS securities originally rated AA. There are thirteen mezzanine level securities and three senior level securities with a current market value of $21.3 million that have been categorized as OTTI. The mezzanine non-agency MBS securities have been written down to $11.4 million from a par value of $57.3 million. On average, the OTTI securities experienced 60 day+ delinquencies of 7.78% at September 30, 2008. In contrast, the remaining non-agency MBS experienced 60 day+ delinquencies of 0.98%, on average, at September 30, 2008. The average subordination level on the remaining non-agency MBS securities is 4.37%, or greater than four times the level of 60+ delinquencies.

The market value of the ABS portfolio includes $195.6 million of securities backed primarily by banking institutions, $42.5 million of securities backed by insurance companies, and $15.1 million of securities backed by real estate investment trusts (“REITs”).

A total of twelve REIT trust preferred securities have been classified as OTTI since the fourth quarter of 2007. In the third quarter of 2008, three REIT bonds previously written down had an additional write down of $619 thousand. Two REIT securities, rated AA and single A respectively, with a market value of $3.0 million have not been written down due to their strong levels of credit support. As of September 30, 2008, the REIT pooled trust preferred securities portfolio has been written down from $105 million to $22.7 million. Six REIT pooled trust preferred securities with a book value of $2.2 million are classified as non-performing investments; these six securities deferred their third quarter 2008 interest payments. The remaining six securities made their payments in the third quarter of 2008.

Three Bank pooled trust preferred securities were written down in the third quarter of 2008. The securities were written down from a face value of $7.6 million to $3.5 million. The three securities are currently paying interest, but are not projected to completely repay principal. The break in principal is based on cash flow projections. Cash flows were modeled using a third party thirty-year estimate of defaults. On average, the thirty-year cumulative estimate of default approximated the worst cumulative 30 year default rate banks have experienced in the history of the FDIC.

The municipal bond portfolio has a market value of $145.3 million. The portfolio consists of federal tax-exempt general obligation securities which are geographically diversified. The portfolio has no exposure to Florida and less than 2% exposure to California and Nevada combined. The portfolio includes $128.1 million of securities insured by one of the major bond insurers. Additionally, all of the municipalities have underlying ratings of A, AA, or AAA and none of the issuers have experienced a downgrade as of the end of the third quarter. The Corporation has not experienced any OTTI associated with the municipal bond portfolio.

The corporate bond portfolio is composed of single issuer corporate bonds rated investment grade by Moody’s or S&P. The portfolio, totaling $81.7 million (market value), consists of commercial bank trust preferred securities. Ninety seven percent of the bonds are from the largest 75 banks in the country. Other debt securities include U.S. Treasury, Agency, and sovereign securities. The Corporation has not experienced any OTTI associated with the corporate bond portfolio.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is currently 4.0%.

Fair Value Measurements

Fair value is defined as the price to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. If there is limited market activity for an asset or liability at the measurement date, the fair value is the price that would be received between a buyer and a seller, rather than a forced liquidation or distressed sale. A transaction is forced if transaction occurs under duress or the seller otherwise is forced to accept a price that a willing market participant would not accept.

Hierarchy Levels

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based on the inputs used to value the particular asset or liability at the measurement date. The three levels are defined as follows:

•	Level 1 – quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 – inputs include quoted prices for similar assets and liabilities in active markets, quoted prices of identical or similar assets or liabilities in markets that are not active, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs that are unobservable and significant to the fair value measurement.

At the end of each quarter, the Corporation assesses the valuation hierarchy for each asset or liability measured. From time to time, assets or liabilities may be transferred within hierarchy levels due to changes in availability of observable market inputs to measure fair value at the measurement date. The following is a description of the valuation methodologies and other relevant information to provide the investors with a better understanding of how the Corporation determines fair value and the methods and assumptions underlying these measurements.

Mortgage Loans held for sale – Loans held for sale are first mortgage loans that are originated by the Corporation under loan programs offered by a third party who has contractual rights to process and purchase the loans at their face value.

•	Hierarchy – Level 3

•

Market – The market for the mortgages originated and subsequently sold to a third party is considered active, due to the contractual agreement and the ability to sell the loans in an open market, if necessary.

•

Fair Value – Loans are valued based on the unobservable contractual terms established with a third party purchaser. Credit risk is not incorporated in fair values due to the contractual terms with the party to purchase the asset at the agreed upon price.

Investment Securities – The investment securities portfolio consists of U.S. treasuries, agency mortgage-backed securities, non-agency mortgage-backed securities, municipal securities, bank and insurance pooled trust preferred securities, REIT pooled trust preferred securities and corporate securities. These securities are classified within each of the three level hierarchies established by SFAS No. 157. The following is a description of how the Corporation determines fair value and the valuation hierarchy for each security type.

U.S. Treasuries – Debt issued and backed by the full faith and credit of the U.S. government.

•	Hierarchy – Level 1

•	Market – The market is considered active for these securities as they trade routinely each business day.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Pricing is made available from industry participants who report bid/ask markets that represent an executable trade level for these securities. The securities are priced using a market pricing approach incorporating trades of the same securities and market quotes.

Agency mortgage-backed-securities – Securities issued by U.S. government agencies and backed by the full faith and credit of the U.S. government.

•	Hierarchy – Level 2

•	Market – The market is considered active for these securities as they trade routinely each business day.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. The securities are priced using a market pricing approach incorporating market quotes for identical or similar securities and/or inputs other than quoted prices that are observable for these securities.

Municipal Securities – Debt issued by state and local governments, which issue less than $10 million in annual debt issuance, are considered bank-qualified municipal investments.

•	Hierarchy – Level 2

•	Market – The market is considered active, as municipal securities trade daily. Additionally, new issuances have continued in the third quarter of 2008 as indicated by broker/dealers.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. The securities are priced using a market pricing approach using trade data, including but not limited, to trades of the same securities and market quotes, and comparable secondary market and new issue trades.

Corporate Securities – Single issuer trust preferred securities issued by financial institutions.

•	Hierarchy – Level 2

•	Market – The market is considered active, as broker/dealers have provided confirmation that the corporate securities portfolio or similar securities trade routinely.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. The securities are priced using a market pricing approach, which combines an independent third party pricing service’s proprietary pricing models with trade data, including but not limited to, trades of the same securities and market quotes, comparable new issue and secondary market trades, and inputs other than quoted prices that are observable for these securities.

Non-agency mortgage-backed securities – Mortgage-backed securities issued by financial institutions other than the U.S. government agencies.

•	Hierarchy – Level 3

•

Market – The market for these securities is currently considered inactive, with limited number of trade activity over the past quarter. Market participants have informed the Corporation that there has been no new fixed issuance and severe reduction of ARM issuance in 2008. Additionally, there have been few observed secondary trades in the AAA-rated sector and there have been even fewer secondary trades in the AA-rated sector.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurements for the non-agency portfolio and the prices are non-binding. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, the Corporation classifies securities that are valued in this manner as level 3.

REIT pooled trust preferred securities – Collateralized debt obligation (“CDO”) issued by a special purpose vehicle (“SPV”) and backed by a diverse pool of debt, known as CDO collateral.

The underlying portfolio is selected and managed by an independent asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the SPV’s are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral are distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At September 30, 2008, the Corporation owned senior and mezzanine tranches.

The collateral is generally trust preferred securities and subordinated debt securities issued by real estate investment trusts (“REITs”). The standard structure for these securities is a 30-year security, callable quarterly after 5 years. Subordinated debt securities are issued by banks or bank holding companies that typically have payoff bullets with 10 or 20-year maturities.

The term of most trust preferred CDOs is 30 years. Generally, starting after 10 years, the collateral manager is required to hold auctions of the collateral portfolio in order to redeem the CDO notes. The auction will only be completed if the proceeds of the auction are sufficient to pay all cumulative interest and principal relating the notes then outstanding. Similarly, the holders of the preferred shares may redeem the notes after five years, but only if the redemption proceeds are sufficient to pay all cumulative interest and principal relating to the notes then outstanding.

•	Hierarchy – Level 3

•	Market – The market for these securities is currently considered inactive because of limited market activity or little to no price transparency.

•

Fair Value – The Corporation uses an independent third party pricing service in establishing the fair value measurements for the REIT portfolio and the prices are non-binding. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, the Corporation classifies securities that are valued in this manner as level 3.

Bank and Insurance pooled trust preferred securities – Collateralized debt obligation issued by a special purpose vehicle and backed by a diverse pool of debt, known as CDO collateral.

The underlying portfolio is selected and managed by an asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the CDO are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral are distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At September 30, 2008, the Corporation owned senior and mezzanine tranches.

The collateral is generally trust preferred securities and subordinated debt securities issued by banks and bank holding companies, insurance companies and mortgage REITs. The standard structure for these securities is a 30-year term, callable quarterly after 5 years. Additionally, preferred securities dividend payments may be deferred for up to 5 years; however, payments are cumulative. Subordinated debt securities are issued by banks or bank holding companies and typically have 10 or 20-year maturities.

In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flows to higher-level tranches if such coverage tests are not met. The legal final maturity date of most trust preferred CDOs is 30 years. Generally, starting after 10 years, the collateral manager is required to hold auctions of the collateral portfolio in order to redeem the CDO notes. The auction will only be completed if the proceeds of the auction are sufficient to pay all cumulative interest and principal relating the notes then outstanding. Similarly, the holders of the preferred shares may redeem the notes after five years, but only if the redemption proceeds are sufficient to pay all cumulative interest and principal relating to the notes then outstanding.

•	Hierarchy – Level 3

•	Market – The market for these securities is currently considered inactive because of limited market activity or little to no price transparency.

•

Fair Value – The Corporation uses a combination of prices estimated by an income valuation approach and prices provided by an independent third party pricing service weighted based on management’s judgment regarding the level of data available to support the weighting. The prices received from the independent third party are non-binding.

o	The independent third party pricing service uses pricing service’s proprietary pricing models that incorporate inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types.

o	Corporation’s income valuation technique used to estimate the fair value uses market participant or independently sourced market input data, which includes discount rate, interest rate yield curves, liquidity premiums, prepayment rates, credit risk, loss severities, default rates and expected cash flow assumptions. These estimates are based on pertinent information available to the Corporation at the measurement date. The markets for these securities are inactive, as few to no trades have been transacted over the past three months. Due to the current illiquid market, a premium is added to estimate the illiquidity of the bank and insurance pooled trust preferred securities. In active markets, this premium would be observable. To determine the illiquidity premium, management specifically looked to the premiums that were in effect at the time the market developed these types of securities and at that time the secondary market was considered inactive. The premiums were developed by observing the initial spread to LIBOR and the contemporaneous financial sector curve to LIBOR. These spreads were added to the current index spread and the current LIBOR rate to determine the discount rate to be applied to the cash flows. Fair values are not subject to precise quantifications and may fluctuate as economic and market factors vary, and the Corporation’s evaluation of those factors change. Due to the ongoing effects of the extreme disruption in the market and severe reduction in market liquidity for these types of securities, management believes this approach is the most appropriate and applicable.

The table below summarizes the investment securities at September 30, 2008 reported in Note 2 that were obtained by using a third party pricing service or a combination of third party pricing and a fair value model:

	Fair Value
($ in thousands)	Available for Sale	Held to Maturity	Total	%
Third party pricing service

Treasuries	$6,947	$—	$6,947	0.7%
Sovereign	400	—	400	—
Agency MBS/ARM	626,086	—	626,086	63.9
Municipals	145,261	—	145,261	14.8
Bank & insurance pooled trust preferred securities	72,825	—	72,825	7.4
REIT pooled trust preferred securities	15,092	—	15,092	1.5
Non-agency MBS	67,772	—	67,772	6.9
Corporate securities	43,665	—	43,665	4.4

	$978,048	$—	$978,048	99.6%
Combination of third party pricing service and a fair value model

Bank pooled trust preferred securities	—	3,476	3,476	0.4

	$—	$3,476	$3,476	0.4%

Total Investment Portfolio	$978,048	$3,476	$981,524	100.0%

Derivatives – The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps.

•	Hierarchy – Level 2

•	Market – Fair values are based on active market quotes from brokers.

•

Fair value – The payment the Corporation would receive or pay if the item were sold or bought in a current transaction. The Corporation’s open derivative positions are valued using third party developed models that use as their basis observable market data or inputs developed by the third party. These values are corroborated by the Corporation. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be unobservable.

The derivative financial instruments valued at fair value at September 30, 2008 do not incorporate credit risk in the valuation of the financial instrument. Management has determined that it does not need to adjust the fair value of the Corporation’s interest rate swaps for counterparty risk because its believed that the credit risk is inherent in lending to the swap participants and the credit risk is not significantly different from the risk attributed to the interest rate swap curve itself, which is used to determine the fair value of the interest rate swaps.

Fair Values of Level 3 Assets and Liabilities

For the nine months ended September 30, 2008, assets classified as Level 3 realized $83.8 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Condensed Consolidated Statement of Operations. Also, an $11.4 million of other comprehensive loss was recorded to net accumulated other comprehensive losses for the nine months ending September 30, 2008 and is reflected in stockholders’ equity. At September 30, 2008, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At September 30, 2008, the Corporation had $160.0 million, or 16.2% of total assets and liabilities valued at fair value that are considered Level 3 valuations using unobservable inputs. During the nine months ended September 30, 2008, Level 3 assets declined $368.1 million or 69.7%. The decline was mainly due to the net change resulting from write-downs in the investment securities portfolio recorded in 2008, market value declines, transfer of securities to held to maturity and principal payments.

As disclosed in Note 2, $277.5 million of net transfers were made into Level 3, which represents $121.5 million in non-agency mortgage backed and $346.7 million in bank and insurance pooled trust preferred securities transferred into Level 3 and $52.3 million of corporate securities transferred out of Level 3. The Corporation determined during the current year, that non-agency mortgage backed securities have become less liquid and pricing has become less reliable along with a currently inactive market. On July 1, 2008, the Corporation moved certain bank pooled trust preferred securities to held to maturity. In addition, management has determined that corporate securities have a more active market and should be classified within the Level 2 compared to Level 3 as reported as of December 31, 2008.

Borrowings

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt, subordinated debt, and junior subordinated debentures, totaled $2.1 billion in September 2008, compared to $2.1 billion at year-end 2007. Throughout 2008, management has lengthened the maturity profile of its Treasury Funding to reduce liquidity risk in the current uncertain economic environment. Specifically, brokered certificates of deposit have been increased by $395.5 million while overnight Fed Funds have been reduced by $334 million. The brokered certificates of deposit portfolio has an average term of 31 months.

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

The following table summarizes significant contractual obligations at September 30, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments	$12,049	$24,428	$20,056	$23,860	$80,393
Certificates of deposit	1,179,249	821,595	276,122	32,211	2,309,177
Long-term debt	285,000	245,000	—	184,389	714,389

Total contractual payment obligations	$1,476,298	$1,091,023	$296,178	$240,460	$3,103,959

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at September 30, 2008 were as follows:

(in thousands)	September 30, 2008
Commercial business and real estate	$835,865
Consumer revolving credit	840,876
Residential mortgage credit	9,316
Performance standby letters of credit	140,293
Commercial letters of credit	4,667

Total loan commitments	$1,831,017

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At September 30, 2008, the Corporation did not have any firm commitments to purchase loans.

Risk Management

Interest Rate Risk

The nature of the banking business, which involves paying interest on deposits at varying rates and terms and charging interest on loans at other rates and terms, creates interest rate risk. As a result, net interest margin and earnings and the market value of assets and liabilities are subject to fluctuations arising from the movement of interest rates. The Corporation manages several forms of interest rate risk, including asset/liability mismatch, basis risk and prepayment risk. A key management objective is to maintain a risk profile in which variations in net interest income stay within the limits and guidelines of the bank’s Asset/Liability Management Policy.

Management continually monitors basis risk such as Prime/LIBOR spread and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in recent months some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 2.63% and 2.93% for the two years ending June 30, 2007 – a difference of 0.30% from high to low. In contrast, for the period from June 30, 2007 to September 30, 2008, the Prime/LIBOR spread posted a low of 1.07% at September 30, 2008 and a high of 3.44% at March 17, 2008 – a range of 2.37%. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in 2008.

The Corporation purchases and originates loans along with purchasing investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

Measuring and managing interest rate risk is a dynamic process that management performs continually to meet the objective of maintaining a stable net interest margin. This process relies chiefly on the simulation of net interest income over multiple interest rate scenarios or “shocks.” The modeled scenarios begin with a base case in which rates are unchanged and include parallel and non-parallel rate shocks. The non-parallel shifts include yield curve flattening and steepening scenarios as well as a move to the implied-forward yield curve. The results of these shocks are measured in two forms: first, the impact on the net interest margin and earnings over one and two year time frames; and second, the impact on the market value of equity. In addition to measuring the basis risks and prepayment risks noted above, simulations also quantify the earnings impact of rate changes and the cost / benefit of hedging strategies.

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These shifts are assumed to begin on October 1, 2008 for the September 30, 2008 data and on January 1, 2008 for the December 31, 2007 data and evenly increase or decrease over a 6-month period. The effect on net interest income would be for the next twelve months.

Interest Rate Scenario	At September 30, 2008 Projected Percentage Change in Net Interest Income	At December 31, 2007 Projected Percentage Change in Net Interest Income
-200 basis points	-5.30%	-4.80%
-100 basis points	-2.10%	-2.60%
No change	—	—
+100 basis points	+1.30%	-0.50%
+200 basis points	+2.40%	-0.70%

The isolated modeling environment, assuming no action by management, shows that the Corporation’s net interest income volatility is less than 5.4% under the assumed single direction scenarios. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. The current economic environment includes concerns about the dramatic reshaping of financial firms and the impact of the U.S. government’s plans to resuscitate the housing market and financial system. At this point in time, there is some reason to believe that short-term rates will remain low and possibly move lower in the near term. Various basis relationships and the overall shape of the yield curve remain difficult to predict.

Management employs the investment, borrowing, and derivative portfolios in implementing the interest rate strategies. To protect against falling short-term interest rates, the Corporation has over $226 million of receive fixed/pay floating interest rate swaps in position as of September 30. In the borrowings portfolio, $205 million of funds reset their rates quarterly based upon long-term interest rates to mitigate the impact of accelerating prepayment activity due to a decline in long-term interest rates. Additionally, a combined $525 million of Fed Funds and FHLB advances re-price no less than quarterly and thus will benefit in falling rate scenarios. Lastly, the Corporation has entered into a $200 million program of receive fixed/pay 1-month LIBOR interest rate swaps. As of September 30, 2008, $98.2 million of this program was transacted, with the balance to be completed in fourth quarter of 2008.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures and a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and net-charge-offs. For the quarter ending September 30, 2008, the 90-day delinquency level was $11.5 million, or 0.27% of loans, up by $7.7 million from December 31, 2007. Non-performing loans were $40.5 million, or 0.95% of total loans compared to 0.74% as of December 31, 2007. Net charge-offs as a percentage of average loans for the quarter ending September 30, 2008 were 0.48% compared to 0.58% for the fourth quarter of 2007. Overall, the asset quality of the Corporation’s loan portfolio has declined to levels that were expected during these uncertain economic times. The Mid-Atlantic region continues to remain one of the better performing markets in the nation in terms of preserving real estate values and lower delinquency levels.

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

Credit criteria and purchase limits for all investments containing credit risk are defined in documented and frequently reviewed investment policies and subject to approval by the Asset / Liability Committee (“ALCO”). The ALCO also monitors the portfolio credit risk monthly.

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

RESULTS OF OPERATIONS

For Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Financial Highlights

The Corporation reported a net loss of $5.4 million for the quarter ended September 30, 2008. The net loss available to common stockholders was $6.9 million, or $(0.21) per diluted share, for the quarter ended September 30, 2008 compared to $16.0 million net income, or $0.50 per diluted share, for the quarter ended September 30, 2007. The Corporation’s key performance measurements such as return on assets and return on common equity were (0.34)%, and (4.50)%, respectively, for the quarter ended September 30, 2008, compared to 1.01% and 9.82%, respectively, for the same period a year ago.

The financial results for the quarter ended September 30, 2008 includes a $24.6 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired during the quarter. Following its credit review for the quarter ended September 30, 2008, the Corporation wrote down twelve non-agency mortgage-backed securities, three REIT pooled trust preferred securities and three bank pooled trust preferred securities, reducing their carrying values to current market values. In comparison, the third quarter 2007 included an increase in the provision for loan losses of $4.1 million relating to a specific reserve on a non-performing commercial business loan, a $4.9 million gain associated with the sale of six branch facilities and associated deposits and $844 thousand in costs associated with restructuring activities and direct costs relating to this program.

The decrease in earnings was also impacted by the decline in net interest income of $4.0 million, an increase in non-interest expense of $508 thousand and a decline in non-interest income of $30.8 million. These declines were offset by a decrease in the provision for loan losses of $923 thousand and a decline in income tax expense of $13.0 million, resulting in a $21.4 million decline in net income for the quarter ended September 30, 2008.

During the quarter ended September 30, 2008, net interest margin decreased to 3.09% from 3.45%; average total loans increased $246.5 million or 6.2% and average deposits increased $389.9 million or 9.5%. Asset credit quality declined from the same quarter a year ago as non-performing assets to total assets increased to 1.05% from 0.42%. The increase is directly related to the $16.8 million increase in non-performing residential real estate construction loans, $13.2 million in non-performing investment securities and a $9.3 million increase in other assets owned. Non-performing loans to total loans increased to 0.95% from 0.56%, while net charge-offs to average loans increased to 0.48% for the quarter compared to 0.20% for the same period a year ago.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended September 30, 2008 and 2007

	Three Months Ended September 30, 2008			Three Months Ended September 30, 2007
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$262,372	$4,010	6.08%	$298,019	$4,571	6.09%
Home equity	1,117,718	13,908	4.95	1,050,442	18,076	6.83
Marine	356,623	4,900	5.47	357,217	4,988	5.54
Other consumer	26,068	421	6.42	29,533	546	7.33
Commercial mortgage	528,565	8,125	6.12	441,685	7,938	7.13
Residential construction	538,543	7,249	5.35	609,537	13,400	8.72
Commercial construction	443,772	5,617	5.04	383,775	7,685	7.94
Commercial business	946,563	15,042	6.32	803,537	15,155	7.48

Total loans	4,220,224	59,272	5.59	3,973,745	72,359	7.22

Loans held for sale	6,159	96	6.20	11,318	203	7.12
Short-term investments	2,456	14	2.27	1,905	39	8.12
Taxable investment securities	1,354,411	18,905	5.55	1,430,269	20,565	5.70
Tax-advantaged investment securities	157,324	2,305	5.83	179,497	2,528	5.59

Total investment securities	1,511,735	21,210	5.58	1,609,766	23,093	5.69

Total interest-earning assets	5,740,574	80,592	5.59	5,596,734	95,694	6.78

Less: allowance for loan losses	58,032			46,147
Cash and due from banks	101,392			110,954
Other assets	660,162			617,812

Total assets	$6,444,096			$6,279,353

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$448,715	434	0.38	$487,435	637	0.52
Money market deposits	602,625	2,713	1.79	583,856	5,016	3.41
Savings deposits	564,848	944	0.66	557,239	538	0.38
Direct time deposits	1,146,158	10,131	3.52	1,218,368	14,148	4.61
Brokered time deposits	1,059,362	12,404	4.66	528,841	6,903	5.18
Short-term borrowings	527,058	2,511	1.90	748,807	8,774	4.65
Long-term debt	733,087	6,821	3.70	758,878	11,021	5.76

Total interest-bearing liabilities	5,081,853	35,958	2.81	4,883,424	47,037	3.82

Noninterest-bearing demand deposits	653,428			709,492
Other liabilities	46,204			41,541
Stockholders’ equity	662,611			644,896

Total liabilities and stockholders’ equity	$6,444,096			$6,279,353

Net interest-earning assets	$658,721			$713,310

Net interest income (tax-equivalent)		44,634			48,657
Less: tax-equivalent adjustment		802			820

Net interest income		$43,832			$47,837

Net yield on interest-earning assets on a tax-equivalent basis			3.09%			3.45%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended September 30, 2008 and 2007

	2008 Quarter to 2007 Quarter Increase/(Decrease)				2008/2007 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(35,647)	(12.0)%	$(561)	(12.3)%	$(4)	$(557)
Home equity	67,276	6.4	(4,168)	(23.1)	(5,253)	1,085
Marine	(594)	(0.2)	(88)	(1.8)	(78)	(10)
Other consumer	(3,465)	(11.7)	(125)	(22.9)	(64)	(61)
Commercial mortgage	86,880	19.7	187	2.4	(1,229)	1,416
Residential construction	(70,994)	(11.6)	(6,151)	(45.9)	(4,725)	(1,426)
Commercial construction	59,997	15.6	(2,068)	(26.9)	(3,129)	1,061
Commercial business	143,026	17.8	(113)	(0.7)	(2,558)	2,445

Total loans	246,479	6.2	(13,087)	(18.1)

Loans held for sale	(5,159)	(45.6)	(107)	(52.7)	(24)	(83)
Short-term investments	551	28.9	(25)	(64.1)	(34)	9
Taxable investment securities	(75,858)	(5.3)	(1,660)	(8.1)	(554)	(1,106)
Tax-advantaged investment securities	(22,173)	(12.4)	(223)	(8.8)	104	(327)

Total investment securities	(98,031)	(6.1)	(1,883)	(8.2)

Total interest-earning assets	143,840	2.6	(15,102)	(15.8)	(17,466)	2,364

Less: allowance for loan losses	11,885	25.8
Cash and due from banks	(9,562)	(8.6)
Other assets	42,350	6.9

Total assets	$164,743	2.6

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(38,720)	(7.9)	(203)	(31.9)	(155)	(48)
Money market deposits	18,769	3.2	(2,303)	(45.9)	(2,458)	155
Savings deposits	7,609	1.4	406	75.5	399	7
Direct time deposits	(72,210)	(5.9)	(4,017)	(28.4)	(3,213)	(804)
Brokered time deposits	530,521	100.3	5,501	79.7	(757)	6,258
Short-term borrowings	(221,749)	(29.6)	(6,263)	(71.4)	(4,175)	(2,088)
Long-term debt	(25,791)	(3.4)	(4,200)	(38.1)	(3,835)	(365)

Total interest-bearing liabilities	198,429	4.1	(11,079)	(23.6)	(12,901)	1,822

Noninterest-bearing demand deposits	(56,064)	(7.9)
Other liabilities	4,663	11.2
Stockholders’ equity	17,715	2.7

Total liabilities and stockholders’ equity	$164,743	2.6

Net interest-earning assets	$(54,589)	(7.7)

Net interest income (tax-equivalent)			(4,023)	(8.3)	$(4,565)	$542
Less: tax-equivalent adjustment			(18)	(2.2)

Net interest income			$(4,005)	(8.4)

The net interest margin on a tax-equivalent basis decreased 36 basis points to 3.09% from 3.45% for the quarter ended September 30, 2008. The decline was primarily caused by the 119 basis point decline in asset yields that were negatively impacted by the 275 basis point decline in the benchmark interest rates during the past twelve months. This decline was not fully offset by the 101 basis point decline in interest-bearing liabilities. Aggressive competition for deposits throughout the industry and the issuance of $50.0 million in subordinated debt at 9.50% in April 2008 resulted in the slower decline in rates on interest-bearing liabilities as compared to yields on interest-earning assets. In addition, higher cost brokered certificates of deposit increased during the current quarter as it was used to fund asset growth due to the decline in customer deposits and used to increase the Corporation’s liquidity position by freeing up other available borrowing sources.

Year over year average earning assets increased to $5.7 billion as a result of strong internally generated loan growth. The net average loan growth of $282.1 million in relationship-based loans was offset by the run-off of $35.6 million in originated and acquired portfolios and a $98.0 million reduction in investment securities due mainly to the investment write-downs over the past twelve months. The yields on investments and loans declined 11 and 163 basis points, respectively. The yield decline in the loan and investment portfolios resulted from the decrease in year over year market interest rates and the composition of these portfolios. Interest income for the quarter was negatively impacted by a reversal of $194 thousand in interest income or 1 basis point related to certain investment securities that were considered other-than-temporarily impaired. Interest-bearing liabilities increased by $198.4 million while the average rate paid decreased by 101 basis points. The decrease in the average rate paid was primarily due to the shift in deposit and borrowing mix in addition to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt. Savings rates increased over the same period a year ago as a result of an increase in higher cost online saving deposit balances. Interest expense was also negatively impacted by a $56.1 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution.

The 5.59% yield on earning assets decreased 119 basis points from the third quarter of 2007 as a result of declining interest rates and the change in asset mix and the reversal of interest income associated with the investment securities, while total interest-bearing liabilities decreased by only 101 basis points to 2.81%. Net interest income on a tax-equivalent basis was $44.6 million in the quarter ended September 30, 2008 compared to $48.7 million in the quarter ended September 30, 2007. Total interest income decreased by $15.1 million and total interest expense decreased by $11.1 million resulting in a net decline in net interest income on a tax-equivalent basis of $4.0 million. Growth in the key loan portfolios of home equity, commercial real estate and commercial banking were not enough to offset the $15.1 million decline in total interest income that was negatively impacted from the net decline in interest rates. The impact from declining rates and the change in deposit and borrowing mix were the primary causes of the decline in interest expense of $11.1 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses declined $923 thousand to $6.6 million for the quarter ended September 30, 2008 compared to $7.5 million for the same quarter a year ago. The current quarter provision for loan losses includes the impact from the increase in non-performing loans, overall loan growth and the increased uncertainties in the regional markets. The prior year included a provision of $4.1 million, which related to a specific reserve on a non-performing commercial business loan. The allowance for loan losses to total loans was 1.40% at September 30, 2008, compared to 1.27% at September 30, 2007. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In the quarter ended September 30, 2008, net charge-offs were $5.1 million, or 0.48% of average loans, compared to $2.0 million, or 0.20% of average loans in the quarter ended September 30, 2007. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.56% in the quarter ended September 30, 2008, compared to 0.32% in the same period a year ago. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.42%, an increase from 0.10% in the same period a year ago.

Non-Interest Income

Total non-interest income decreased $30.8 million to $4.6 million in the quarter ended September 30, 2008. The current quarter includes the $24.6 million loss associated with impairment on investment securities. The Corporation wrote-down $619 thousand in its REIT pooled trust preferred securities portfolio, $19.8 million in the non-agency mortgage-backed portfolio and $4.2 million in the bank pooled trust preferred security portfolio in the quarter ended September 30, 2008. The third quarter 2007 included a $4.9 million gain associated with the sale of six branch facilities and their associated deposits.

Exclusive of the impairment on investment securities and net gains, non-interest income declined $2.2 million to $28.2 million in the quarter ending September 30, 2008. The decline was primarily caused by a decline in deposit fee income of $1.4 million, or 6.0%, to $22.5 million in the third quarter of 2008. The decrease in deposit fee income reflects a $1.8 million decline in consumer deposit fees, mainly associated with NSF fees and to a lesser extent the September 2007 sale of deposits, offset by an increase in commercial deposit fees of $336 thousand.

Commissions and fees declined 22.5%, or $363 thousand, to $1.3 million in the quarter ended September 30, 2008 primarily due to decrease in check fees of $208 thousand and from $158 thousand decline in investment and insurance income.

The quarter ending September 30, 2008 included $947 thousand in net gains primarily from a $875 thousand gain from the termination of swaps associated with securities that were written down and $72 thousand gain from other asset sales. The prior year same quarter included $4.9 million gain from the deposit and facility sale.

In the quarters ending September 30, 2008 and 2007, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives, which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net derivative activities associated with these derivatives were a net gain of $9 thousand for the quarter ending September 30, 2008, compared to a net gain of $397 thousand in the quarter ended September 30, 2007.

Other non-interest income decreased $46 thousand to $4.4 million, due to increased income associated with commercial loan fees of $143 thousand, lease income of $238 thousand, offset by lower mortgage banking fees of $147 thousand and $157 thousand in bank owned life insurance income.

Non-Interest Expense

Total non-interest expense increased $508 thousand, or 1.0%, to $53.2 million in the quarter ending September 30, 2008. The increase in non-interest expense in the current quarter include increases of $313 thousand in salaries and employee benefits, $229 thousand in external processing fees and $118 thousand in furniture and equipment costs, offset by declines in restructuring activities expense of $106 thousand.

The $313 thousand increase in salaries and benefits resulted from increases in base salary expense of $742 thousand due to the impact of annual merit increases, which were offset by the lower number of full time equivalent employees of approximately 50 positions concentrated in the consumer banking, organizational support and credit administration groups. Salary and employee benefits expense were positively impacted by declines of $306 thousand in health care costs, $286 thousand in pension related expenses and $217 thousand in incentives, offset by increases of $193 thousand in share-based payment expense and declines in other benefit related expenses.

Occupancy expense decreased $31 thousand for the quarter ended September 30, 2008. Restructuring activities costs were $5 thousand in the third quarter of 2008 compared to $111 thousand for the same period a year ago. In addition, external processing fees increased by $229 thousand while other non-interest expense decreased by $15 thousand from the same period a year ago.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $4.1 million at September 30, 2008 versus $3.0 million at September 30, 2007. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In the quarter ended September 30, 2008, the Corporation recorded an income tax benefit of $6.0 million on a pre-tax loss of $11.4 million, an effective tax benefit rate of 52.6%. In the quarter ended September 30, 2007, the Corporation recorded income tax expense of $7.0 million on pre-tax income of $23.0 million, an effective tax rate of 30.5%. The change in the effective tax rate for the quarter ended September 30, 2008 was mainly due to the significant declines in year-to-date pre-tax income and the related impact on the effective tax rate.

For Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

Financial Highlights

The Corporation reported a net loss of $12.8 million for the nine months ended September 30, 2008. The net loss available to common stockholders was $15.8 million, or $(0.49) per diluted share, for the nine months ended September 30, 2008 compared to net income of $47.6 million, or $1.48 per diluted share for the nine months ended September 30, 2007. The Corporation’s key performance measurements such as return on assets, return on common equity were (0.27)%, and (3.43)%, respectively, for the nine months ended September 30, 2008, compared to 1.02% and 9.90%, respectively, for the nine months ended September 30, 2007.

The financial results for the nine months ended September 30, 2008 include a $8.7 million gain on the sale of MasterCard stock, offset by a $88.0 million write-down of the investment securities portfolio for securities that were other-than-temporarily impaired and an increase in the provision for loan losses of $2.7 million due to increased net charge-offs, loan growth and the increased uncertainties in the economic environment. The decrease in earnings was also impacted by reversals of $782 thousand of interest income associated with securities that are other-than-temporary impaired and the decline in asset yields that were negatively impacted by the decline in interest rates during the past twelve months that were not fully offset by the decreased expense on interest-bearing liabilities. Year-to-date 2007 pretax income included an additional provision for loan losses of $7.6 million that was associated with two commercial business loans classified as non-performing and subsequently charged-off along with a $767 thousand gain from the sale of a branch facility that was completed as part of the branch rationalization effort and a $4.9 million gain on sale of the deposits and facilities of six branches in September 2007. In addition, the nine months ended September 30, 2007 included $3.7 million of expenses associated with restructuring related activities.

Earnings for the nine months ended September 30, 2008 include the following significant transactions and are included in subsequent discussions regarding the results of operations:

•

Investment securities write-down: In the nine months ended September 30, 2008, the Corporation recorded $88.0 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio, non-agency mortgage-backed portfolio and bank pooled trust preferred securities portfolio. Following its credit review at each quarter end, the Corporation wrote down the values of certain securities by by reducing their carrying values to current market values at those dates. The $88.0 million was comprised of $34.9 million in the REIT pooled trust preferred securities portfolio, $48.9 million in the non-agency mortgage-backed securities portfolio and $4.2 million in bank pooled trust preferred securities portfolio.

•

Voluntary sale of MasterCard stock: In May 2008, the Corporation elected to convert and sell a portion of its MasterCard Class B common stock through a voluntary program offered by MasterCard Incorporated to all holders of Class B common stock. The Corporation recorded an $8.7 million pre-tax gain relating to this transaction.

Net Interest Income

Tax equivalent net interest income for the nine months of 2008 decreased $10.1 million to $137.4 million compared to 2007, a 6.8% decrease from period to period. Tax equivalent interest income decreased $31.8 million and interest expense decreased $21.8 million. The decline was primarily caused by the 99 basis point decline in asset yields that were negatively impacted by the decline in interest rates over the past 12 months and the reversal of $782 thousand of interest income related to certain investment securities that were considered other-than-temporarily impaired. The decline in asset yields was not fully offset by the 77 basis point decline in interest-bearing liabilities due to aggressive competition for deposits throughout the industry and from a number of steps taken to re-position the Corporation’s non-customer funding sources in light of the currently volatile market for funds. Interest expense was also negatively impacted by a $71.7 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution. The overall impact on the net yield on earning assets was a decrease of 37 basis points to 3.18% in 2008 from 3.55% in 2007.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30, 2008			Nine Months Ended September 30, 2007
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets:
Interest-earning assets:
Originated and acquired residential	$275,559	$12,620	6.12%	$311,406	$14,527	6.24%
Home equity	1,098,104	43,446	5.28	1,020,822	52,537	6.88
Marine	358,289	14,745	5.50	366,064	14,919	5.45
Other consumer	24,411	1,306	7.15	27,987	1,622	7.75
Commercial mortgage	492,128	23,210	6.30	446,297	23,878	7.15
Residential construction	576,617	25,610	5.93	593,501	38,742	8.73
Commercial construction	457,353	18,893	5.52	377,122	22,366	7.93
Commercial business	933,800	45,736	6.54	773,392	43,345	7.49

Total loans	4,216,261	185,566	5.88	3,916,591	211,936	7.23

Loans held for sale	8,897	411	6.17	11,678	572	6.55
Short-term investments	2,455	67	3.65	2,802	181	8.64
Taxable investment securities	1,386,703	58,234	5.61	1,466,973	63,829	5.82
Tax-advantaged investment securities	155,413	7,028	6.04	160,415	6,634	5.53

Total investment securities	1,542,116	65,262	5.65	1,627,388	70,463	5.79

Total interest-earning assets	5,769,729	251,306	5.82	5,558,459	283,152	6.81

Less: allowance for loan losses	56,128			45,610
Cash and due from banks	101,399			113,552
Other assets	648,759			616,778

Total assets	$6,463,759			$6,243,179

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$461,622	1,436	0.42	$511,594	2,095	0.55
Money market deposits	632,700	10,397	2.20	575,200	14,704	3.42
Savings deposits	550,166	2,284	0.55	584,305	1,692	0.39
Direct time deposits	1,118,238	32,176	3.84	1,200,980	41,232	4.59
Brokered time deposits	922,335	33,553	4.86	518,678	19,788	5.10
Short-term borrowings	662,306	11,892	2.40	668,091	23,345	4.67
Long-term debt	761,057	22,182	3.89	773,690	32,854	5.68

Total interest-bearing liabilities	5,108,424	113,920	2.98	4,832,538	135,710	3.75

Noninterest-bearing demand deposits	654,073			725,771
Other liabilities	56,145			41,862
Stockholders’ equity	645,117			643,008

Total liabilities and stockholders’ equity	$6,463,759			$6,243,179

Net interest-earning assets	$661,305			$725,921

Net interest income (tax-equivalent)		137,386			147,442
Less: tax-equivalent adjustment		2,562			2,122

Net interest income		$134,824			$145,320

Net yield on interest-earning assets on a tax-equivalent basis			3.18%			3.55%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Nine Months Ended September 30, 2008 and 2007

	YTD 2008 to YTD 2007 Increase/(Decrease)				2008/2007 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
Assets:
Interest-earning assets:
Originated and acquired residential	$(35,847)	(11.5)%	$(1,907)	(13.1)%	$(272)	$(1,635)
Home equity	77,282	7.6	(9,091)	(17.3)	(12,857)	3,766
Marine	(7,775)	(2.1)	(174)	(1.2)	136	(310)
Other consumer	(3,576)	(12.8)	(316)	(19.5)	(120)	(196)
Commercial mortgage	45,831	10.3	(668)	(2.8)	(2,997)	2,329
Residential construction	(16,884)	(2.8)	(13,132)	(33.9)	(12,060)	(1,072)
Commercial construction	80,231	21.3	(3,473)	(15.5)	(7,648)	4,175
Commercial business	160,408	20.7	2,391	5.5	(5,924)	8,315

Total loans	299,670	7.7	(26,370)	(12.4)

Loans held for sale	(2,781)	(23.8)	(161)	(28.1)	(31)	(130)
Short-term investments	(347)	(12.4)	(114)	(63.0)	(94)	(20)
Taxable investment securities	(80,270)	(5.5)	(5,595)	(8.8)	(2,210)	(3,385)
Tax-advantaged investment securities	(5,002)	(3.1)	394	5.9	605	(211)

Total investment securities	(85,272)	(5.2)	(5,201)	(7.4)

Total interest-earning assets	211,270	3.8	(31,846)	(11.2)	(42,347)	10,501

Less: allowance for loan losses	10,518	23.1
Cash and due from banks	(12,153)	(10.7)
Other assets	31,981	5.2

Total assets	$220,580	3.5

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(49,972)	(9.8)	(659)	(31.5)	(469)	(190)
Money market deposits	57,500	10.0	(4,307)	(29.3)	(5,666)	1,359
Savings deposits	(34,139)	(5.8)	592	35.0	696	(104)
Direct time deposits	(82,742)	(6.9)	(9,056)	(22.0)	(6,362)	(2,694)
Brokered time deposits	403,657	77.8	13,765	69.6	(978)	14,743
Short-term borrowings	(5,785)	(0.9)	(11,453)	(49.1)	(11,253)	(200)
Long-term debt	(12,633)	(1.6)	(10,672)	(32.5)	(10,145)	(527)

Total interest-bearing liabilities	275,886	5.7	(21,790)	(16.1)	(29,225)	7,435

Noninterest-bearing demand deposits	(71,698)	(9.9)
Other liabilities	14,283	34.1
Stockholders’ equity	2,109	0.3

Total liabilities and stockholders’ equity	$220,580	3.5

Net interest-earning assets	$(64,616)	(8.9)

Net interest income (tax-equivalent)			(10,056)	(6.8)	$(13,122)	$3,066
Less: tax-equivalent adjustment			440	20.7

Net interest income			$(10,496)	(7.2)

Provision for Loan Losses

The provision for loan losses was $16.1 million for the nine months ending September 30, 2008 compared to $13.3 million for the same period a year ago. The $2.7 million growth in the provision for loan losses for the nine months ended September 30, 2008 resulted from increased net charge-offs and non-performing loans along with overall loan growth. In the nine months ended September 30, 2008, net charge-offs were $11.7 million, or 0.37% of average loans, compared to $7.3 million, or 0.25% of average loans in the nine months ended September 30, 2007.

Non-Interest Income

Total non-interest income declined $90.5 million to $5.7 million for the nine months ended September 30, 2008. The current year includes an $8.7 million gain on the sale of MasterCard stock, offset by the $88.0 million write-down of the Corporation’s investment securities portfolio described above. Net gains in the prior year of $6.5 million include a $767 thousand gain from the sale of a branch facility in the first quarter of 2007 and a $4.9 million gain from the sale of deposits and facilities of six branches in September 2007 that were completed as part of the branch rationalization effort.

Total non-interest income, excluding net gains and the impairment on investment securities declined $4.9 million to $84.8 million for the nine months ending September 30, 2008. The decline was primarily caused by lower deposit fee income, which declined $4.8 million, or 6.8%, to $65.8 million during the nine months ended September 30, 2008. The decrease in deposit fee income is mainly associated with consumer deposit fees, which declined $5.1 million, caused by declines in NSF fees, service fees and ATM fees for the nine months ended September 30, 2008. The decline in consumer deposit fees was also negatively impacted by the September 2007 sale of deposits, which negatively impacted deposit fee income by $505 thousand during the current nine month period. During the first nine months of 2008, commercial deposit fees increased $327 thousand when compared to the same period a year ago.

Commissions and fees declined 17.7%, or $907 thousand, to $4.2 million in the nine months ended September 30, 2008 primarily due to decreased check fees and sales of insurance and investment products.

The Corporation also recorded $8.9 million in net gains from sale or disposition of assets or liabilities in the nine months ended September 30, 2008, compared to net gains of $6.5 million in the same period a year ago. The $8.9 million in net gains includes an $8.7 million pre-tax gain from the sale of MasterCard stock, an $875 thousand gain from termination of swaps associated with securities that were written down, partially offset by a $660 thousand loss on early redemption of brokered certificates of deposit. The nine months ended September 30, 2007 included security sale gains of $399 thousand, a $767 thousand gain from the sale of a branch facility, $4.9 million gain on sale of deposits and facilities of six branches and $1.2 million from other asset sales or debt extinguishments.

Net derivative activities were a net gain of $105 thousand for the first nine months ending September 30, 2008, compared to a net gain of $183 thousand for the same period in 2007. Other non-interest income increased $866 thousand to $14.7 million, due to increased income associated mainly with commercial loan fees of $1.1 million, lease income of $340 thousand, offset by declines in mortgage banking related activities of $254 thousand and declines in other non-interest income of $369 thousand.

Non-Interest Expense

Total non-interest expense declined $5.1 million, or 3.2%, to $155.0 million for the nine months ended September 30, 2008. The significant declines in non-interest expense in the current year include declines of $1.4 million in salaries and employee benefits, $357 thousand in occupancy expense, $2.3 million in other non-interest expense and $1.4 million in restructuring activities expense, offset by increase in external processing fees of $320 thousand.

The $1.4 million decrease in salaries and benefits was primarily caused by lower average year-to-date staffing levels of approximately 160 positions as a result of actions taken as part of the corporate-wide efficiency program in 2007. Base salary expense declined $840 thousand due to the lower number of full time equivalent employees concentrated in the consumer banking, organizational support and credit administration groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by declines of $263 thousand in payroll taxes, $302 thousand in incentives, $228 thousand in 401K match expense and $604 thousand in pension related benefits. These declines in expenses were partially offset by increases of $545 thousand in share-based payment expense, $588 thousand decrease in deferred salary expense associated with a decline in new loan originations. In addition, the nine months ended September 30, 2007 included a severance expense of $400 thousand.

Occupancy expense decreased $357 thousand in the nine months ending September 30, 2008 due to lower occupancy repairs and maintenance and lower building and leasehold depreciation resulting from the closure and sale of branches in 2007. Restructuring activities costs were $45 thousand during the nine months ending September 30, 2008 compared to $1.5 million for the same period a year ago. In the nine months ended September 30, 2007, the restructuring costs were directly related to seven branch closures and severance costs associated with staff reductions as part of the corporate-wide efficiency program. Other non-interest expense decreased by $2.3 million from the same period a year ago mainly as a result of a reduction in consulting fees, legal, communication, postage, operational losses and amortization of deposit intangibles. These declines were partially offset by higher legal settlements, other real estate owned expenses and professional fees.

Income Taxes

The Corporation recorded an income tax benefit of $17.7 million in the first nine months of 2008 based on a pre-tax loss of $30.5 million, a 58.1% effective tax benefit rate, as compared to pre-tax income of $68.2 million and an effective tax rate of 30.2% for 2007. The change in the effective tax rate is due to a decline in the level of year-to-date pre-tax earnings and comparable permanent differences in 2008 when compared to 2007, resulting in the change in the effective tax rate for 2008.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk at December 31, 2007, see “Interest Sensitivity Management” and Note 14 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2008. For the market risk of the Corporation refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at September 30, 2008.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s results of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that any potential settlements or damages in the Bednar litigation would not be material to the Bank’s results of operations.

Item 1A.	Risk Factors

Further decline in value in certain investment securities held by the Corporation could require further write-downs, which would reduce the Corporation’s earnings.

The Corporation’s investment securities that have been written down include non-agency mortgage backed securities and pooled trust preferred securities backed by banks, insurance companies, and REITs. In the fourth quarter of 2007, the Corporation determined that the loss in value on certain of the Corporation’s REIT pooled trust preferred securities was other-than-temporary, and accordingly, recognized a $47.5 million impairment write-down related to those securities. The Corporation recognized additional impairment write-downs of $42.7 million in the first quarter of 2008, $20.7 million in the second quarter of 2008 and $24.6 in the third quarter of

2008 relating to non-agency securities, REIT pooled trust preferred and pooled bank issued trust preferred securities. Further loss in value in the securities held by the Corporation could result in further impairment write-downs, which would, in turn, reduce the Corporation’s earnings.

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

For further information regarding the Corporation’s investment portfolio, please see the Form 8-K furnished to the SEC on April 17, 2008 and “Investment Portfolio Credit Quality” on pages 8-10 in Item 1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007 and on pages 41-43 in the Corporation’s Form 10-Q for the quarter ended September 30, 2008. The Corporation will continue to monitor the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

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

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 740,343. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. The timing of repurchasing shares in the future will depend on the Corporation meeting its targeted capital ratios. No plans expired during the three months ended September 30, 2008. The quarter ended September 30, 2008 reflects no shares repurchased for the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
July 1 – July 31	—	$—	—	740,343
August 1 – August 31	—	—	—	740,343
September 1 – September 30	—	—	—	740,343

Total	—	$—	—	740,343

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(4.1)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation. (3)

(4.2)	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

(11.0)	Statement re: Computation of Per Share Earnings (4)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007.
(3)	Incorporated by reference from the Registrant’s Current report on Form 8-K (File No. 0-16421) filed with the Commission on April 11, 2008.
(4)	Included in Note 16 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

November 10, 2008	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

November 10, 2008	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer