Form 10-K
period 2008-12-31
PROVIDENT BANKSHARES CORP
filed 2009-03-13
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this Chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant upon the closing price of such common equity as of last business day of most recently completed second fiscal quarter was $207,397,754. For purposes of this calculation, officers and directors of the Registrant are considered affiliates.

At February 12, 2009, the Registrant had 33,511,560 shares of $1.00 par value common stock outstanding.

Forward-looking Statements

This report, as well as other written communications made from time to time by Provident Bankshares Corporation and its subsidiaries (the “Corporation”) and oral communications made from time to time by authorized officers of the Corporation, may contain statements relating to the future results of the Corporation (including certain projections and business trends) that are considered “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such forward-looking statements may be identified by the use of such words as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated,” “intend” and “potential.” Examples of forward-looking statements include, but are not limited to, possible or assumed estimates with respect to the financial condition, expected or anticipated revenue, and results of operations and business of the Corporation, including earnings growth determined using U.S. generally accepted accounting principles (“GAAP”); revenue growth in retail banking, lending and other areas; origination volume in the Corporation’s consumer, commercial and other lending businesses; asset quality and levels of non-performing assets; impairment charges with respect to investment securities; current and future capital management programs; non-interest income levels, including fees from services and product sales; tangible capital generation; market share; expense levels; and other business operations and strategies. For these statements, the Corporation claims the protection of the safe harbor for forward-looking statements contained in the PSLRA.

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in this report under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” the Corporation’s pending merger with M&T Bank Corporation, the business uncertainties and contractual restrictions to which the Corporation is subject while the merger is pending, the limitations and restrictions imposed through the Corporation’s participation in the Troubled Asset Relief Program, prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Corporation’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I

Item 1.	Business

General

Provident Bankshares Corporation (the “Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At December 31, 2008, the Bank is the largest independent commercial bank (based on the FDIC market share report) in asset size headquartered in Maryland, with $6.6 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers serving the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Agreement and Plan of Merger

On December 18, 2008, the Corporation entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with M&T Bank Corporation (“M&T”), a New York corporation. Pursuant to the Merger Agreement, M&T will acquire Provident in a stock-for-stock merger transaction valued at approximately $401 million, based on M&T’s closing price on December 16, 2008 (the “Merger”).

The Merger Agreement has been approved by the board of directors of Provident and M&T. Subject to the approval of Provident’s common stockholders, regulatory approvals and other customary closing conditions, the Corporation anticipates completing the transaction in the second quarter of 2009.

In connection with the Merger Agreement, Provident’s common stockholders will receive 0.171625 shares of M&T common stock for each share of Provident common stock, which represents approximately $10.50 per share of Provident common stock, based on M&T’s closing price on December 16, 2008. Aggregate consideration for the outstanding Provident common stock is comprised of approximately 5.75 million shares of M&T common stock, subject to adjustment, and is based on approximately 33.5 million shares of Provident common stock currently outstanding.

M&T will issue shares in a new series of preferred stock, to be respectively designated prior to the effectiveness of the Merger Agreement as Mandatory Convertible Non-Cumulative Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock in exchange for the shares of Series A Mandatory Convertible Non-Cumulative Preferred Stock (“Provident Series A Preferred”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Provident Series B Preferred”) held by Provident’s preferred stockholders. The terms and conditions of the two new series of M&T preferred stock will be substantially the same as those of the Provident Series A Preferred and the Provident Series B Preferred respectively.

Provident options will vest and be converted into options to purchase M&T common stock, based on the exchange ratio applied to Provident’s common stock.

The Merger Agreement provides certain termination rights for both Provident and M&T, and further provides that upon termination of the Merger Agreement under certain circumstances, Provident will be obligated to pay M&T a termination fee of $15.8 million.

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

Market Area

With banking offices throughout central Maryland and in Virginia, Provident serves one of the better performing regions in the country. As of June 30, 2008 (the most recently available statewide deposit share data report from the FDIC), Provident ranked eighth among commercial banks operating in Maryland with a 3.95% share of statewide deposits and thirty fifth in Virginia with a 0.27% market share.

Metropolitan Baltimore is a regional center for the shipping and trucking industries given its deepwater harbor and proximity to Interstate 95. As a consequence, it is also a major provider of warehouse operations for retail distribution and logistics providers. More importantly, this metropolitan area is diversifying from a blue-collar to a white-collar business environment from such major employers as Johns Hopkins University and Health Systems, Northrop Grumman, Verizon, Constellation Energy and the University of Maryland Medical Systems.

To complement its presence in the attractive Maryland market, Provident has expanded into Virginia. Northern Virginia is the fastest growing area in Virginia and is home to nearly 2.4 million people. The technology sector, one of the largest in the United States, has been growing in the region. At nearly $92,000, the Northern Virginia region also has one of the highest median household incomes in the country based on information obtained from the U.S. Bureau of the Census.

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

Maryland’s economy is performing at or above national levels, based on the most current data on unemployment and job growth. As a result of the announcement of Base Realignment and Closure 2005 from the U.S. Department of Defense, the MD Department of Business and Economic Development estimates that Maryland will gain over 45,000 jobs through the next six to ten years. In addition, Maryland has the highest state median household income at $68,080 in the country based on information obtained from the U.S. Bureau of the Census.

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 64 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 142 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 142 banking offices, 50% are located in the Greater Baltimore region and 50% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 196 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network which provides free access to more than 12,000 ATMs nationwide for its customers.

Profitably grow and deepen customer relationships in all four key market segments: Commercial, Commercial Real Estate, Consumer and Business Banking. Consumer banking continues to be an important component of the Bank’s strategic priorities. Consumer banking services include a broad array of consumer loan, lease, deposit and investment products offered to consumer and commercial customers through Provident’s banking office network and ProvidentDirect, the Bank’s direct channel sales center. The business banking market segment is supported by relationship managers who provide comprehensive business product and sales support to expand existing customer relationships and acquire new clients. Commercial banking is the other key component to the Corporation’s regional presence in its market area. Commercial Banking provides lending services through its commercial business division and its commercial real estate division. The commercial business division provides customized banking solutions to middle market commercial customers while the commercial real estate division provides lending expertise and financing options to real estate customers. The Bank has an experienced team of relationship managers with expertise in business and real estate lending to companies in various industries in the region. It also has a suite of cash management products managed by responsive account teams that deepen customer relationships through competitively priced deposit based services, responsive service and frequent personal contact with each customer.

Consistently execute a higher-performance, customer relationship-focused sales culture. The Corporation’s transition to a customer relationship driven sales culture requires deepening relationships through cross-selling and the continuing emphasis on retention of valued customers. The Bank has segmented its customers to better understand and anticipate their financial needs and provide Provident’s sales force with a targeted approach to customers and prospects. The successful execution of this strategic priority is centered on the right size bank commitment—providing the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. This strategy is measured and monitored by a number of actions such as the utilization of individual performance plans and sales goals.

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

Expand delivery (branch and non-branch) within the market Provident serves. Provident supplements organic growth opportunities with acquisitions if they are a strategic fit and are within the Corporation’s pricing model. Over the past five years, Provident has expanded its branch network by net 24 in-store or traditional branches.

The cornerstone of the Bank’s ability to serve its customers is its banking office network, which consists of 78 traditional banking office locations and 64 in-store banking offices at December 31, 2008. The network of 64 in-store banking offices is located in a broad range of supermarkets and national retail superstores. The Bank’s primary agreements are with three premier store partners: SUPERVALU to operate banking offices in their Shoppers Food Warehouse supermarkets in Maryland and Virginia, WalMart to operate banking offices in selected Baltimore and Washington, D.C. metropolitan stores, and SuperFresh to operate banking offices in selected Maryland stores. During 2008, Provident opened 2 new in-store banking offices, while closing 2 traditional and 1 in-store banking offices. Future banking office expansion opportunities that are complementary to existing locations may be sought when the cost of entry is reasonable. The Bank has several new banking offices in various stages of planning. The consolidation or closure of branches will occur when limited growth opportunities are present.

Lending Activities

Loan Composition

Provident offers a diversified mix of residential and commercial real estate, business and consumer loans and leases. The following table sets forth information concerning the Bank’s loan portfolio by type of loan at December 31.

(dollars in thousands)	2008	%	2007	%	2006	%	2005	%	2004	%
Residential real estate:
Originated & acquired residential mortgage	$250,011	5.7%	$296,783	7.0%	$333,568	8.6%	$452,853	12.2%	$660,949	18.5%
Home equity	1,169,567	26.9	1,082,819	25.7	991,327	25.7	900,985	24.4	705,126	19.8
Other consumer:
Marine	341,458	7.8	352,604	8.4	374,652	9.7	412,643	11.2	436,262	12.3
Other	24,881	0.6	26,101	0.6	28,427	0.7	32,793	0.9	42,121	1.2

Total consumer	1,785,917	41.0	1,758,307	41.7	1,727,974	44.7	1,799,274	48.7	1,844,458	51.8

Commercial real estate:
Commercial mortgage	565,999	13.0	439,229	10.4	445,563	11.5	485,743	13.1	483,636	13.6
Residential construction	530,589	12.2	631,063	15.0	599,275	15.5	414,803	11.2	242,246	6.8
Commercial construction	483,822	11.1	447,394	10.6	357,594	9.3	312,399	8.5	279,347	7.8
Commercial business	990,471	22.7	939,333	22.3	735,086	19.0	683,162	18.5	710,193	20.0

Total commercial	2,570,881	59.0	2,457,019	58.3	2,137,518	55.3	1,896,107	51.3	1,715,422	48.2

Total loans	$4,356,798	100.0%	$4,215,326	100.0%	$3,865,492	100.0%	$3,695,381	100.0%	$3,559,880	100.0%

Loan Portfolio Summary:

Contractual Loan Principal Repayments

The following table presents contractual loan maturities and interest rate sensitivity at December 31, 2008. The cash flow from loans is expected to significantly exceed contractual maturities due to refinances and early payoffs.

Loan Maturities and Rate Sensitivity:

(dollars in thousands)	In One Year or Less	After One Year through Five Years	After Five Years	Total	Percent of Total
Loan maturities:
Consumer	$127,272	$493,632	$1,165,013	$1,785,917	41.0%
Commercial real estate:
Commercial mortgage	148,919	288,900	128,180	565,999	13.0
Residential construction	272,631	197,902	60,056	530,589	12.2
Commercial construction	233,320	197,673	52,829	483,822	11.1
Commercial business	203,413	501,855	285,203	990,471	22.7

Total loans	$985,555	$1,679,962	$1,691,281	$4,356,798	100.0%

Rate sensitivity:
Fixed rate	$278,142	$725,950	$969,243	$1,973,335	45.3%
Variable or adjustable rate	707,413	954,012	722,038	2,383,463	54.7

Total loans	$985,555	$1,679,962	$1,691,281	$4,356,798	100.0%

Consumer Lending

Consumer lending offers a wide range of loan products including installment loans secured by real estate, boats, automobiles, home equity lines, and unsecured personal lines of credit. In addition, the consumer loan portfolio includes residential real estate loans acquired from other lenders. At December 31, 2008, consumer loans represented 41.0% of the total loan portfolio as compared to 41.7% at December 31, 2007. Of these loans, 79.5% are secured by residential real estate, 19.1% by boats, and 1.4% of other secured or unsecured loans.

The banking office network, ProvidentDirect, the Internet and selected pre-qualified brokers are the origination sources for new home equity loans and lines and other consumer loans, which represent 27.5% of total loans at December 31, 2008 and 26.3% at December 31, 2007. For the origination of marine loans, representing 7.8% of total loans at December 31, 2008, the Bank utilizes a network of correspondent brokers as the source of loan applications from key boating areas across the country. Provident individually underwrites each consumer loan, including both credit and loan to value considerations.

At December 31, 2008, the acquired loan portfolio was $200.6 million or 11.2% of consumer loans. Over the past several years, the Bank has increased its credit quality requirements for new acquisitions and shifted its lien position focus from predominantly second lien position to entirely first lien position. Strategically, management continues to reduce the acquired loan portfolio and replace it with internally generated loan production unless an opportunity exists that provides the opportunity to acquire new customers and meets or exceeds the Bank’s profitability ratios.

The residential real estate mortgage portfolio consists primarily of loans originated or acquired prior to 2004. The Bank currently provides mortgages to its consumer customers through a third party loan processor, and retains only a small percentage of the mortgages originated from that process. At December 31, 2008, the portfolio of residential real estate mortgage loans totaled $49.4 million, or 2.8% of consumer loans as compared to $58.3 million, or 3.3% at December 31, 2007.

Commercial Real Estate Lending

The Bank’s commercial real estate lending focus has been on financing commercial and residential construction, as well as on intermediate-term commercial mortgages. Properties securing these loans include office buildings, shopping centers, apartment complexes, warehouses, hotels and tract developments. These portfolios grew 4.1% in 2008 to $1.6 billion at December 31, 2008, or 36.3% of total loans compared to $1.5 billion, or 36.0% at December 31, 2007. In 2008, the commercial construction portfolio grew $36.4 million, or 8.1%, and the commercial mortgage portfolio grew $126.8 million, or 28.9%, while the residential construction portfolio declined $100.5 million, or 15.9%.

Commercial Business Lending

Provident makes business loans primarily to small and medium sized businesses in the Greater Baltimore, Greater Washington, D.C. and Central Virginia regions. Within this context, the Bank is well diversified from an industry perspective with no major concentrations in any industry. At December 31, 2008, commercial business loans totaled $990.5 million, or 22.7% of the Bank’s total loans as compared to $939.3 million, or 22.3% at December 31, 2007. Commercial business loans consist of term loans, equipment leases and revolving lines of credit for the purpose of current asset financing, equipment purchases, owner occupied real estate financing and business expansion. Commercial business loans are originated directly from offices in Baltimore City and Montgomery County, Maryland, Fairfax County and Richmond, Virginia, as well as the Bank’s banking office network. Leases originated by Court Square Leasing, which utilizes a network of vendors to source small equipment leases and originates general equipment leases, represented 26.7% and 22.6% of the commercial business portfolio at December 31, 2008 and 2007, respectively.

Non-Performing Assets and Delinquent Loans

Non-performing assets include non-accrual loans, renegotiated loans, investment securities, real estate owned and other assets that have been acquired through foreclosure or repossession. At December 31, 2008, commercial loans totaling $69.6 million and consumer loans totaling $14.8 million were considered to be impaired. In addition, at December 31, 2008, non-performing investment securities were $65.8 million and real estate owned and other repossessed assets were $13.2 million.

The Corporation’s credit procedures require monitoring of commercial and consumer credits to determine the collectability of contractually due principal and interest to assess the need for providing for inherent losses. If a loan is identified as impaired, it is placed on non-accrual status. Delinquencies occur in the normal course of business. The Corporation’s efforts focus on the management of loans that are in various stages of delinquency. These include loans that are 90 days or more delinquent that are still accruing interest because they are well secured and in the process of collection. Closed-end consumer loans secured by non-residential collateral are generally charged off to the collateral’s fair value less costs to sell (“net fair value”) at 120 days delinquent. Unsecured open-end consumer loans are charged off in full at 120 days delinquent. Demand deposit overdrafts that have been reclassified as loans generally are charged off in full at 60 days delinquent. Loans secured by residential real estate are placed on non-accrual status at 120 days delinquent, unless well secured and in the process of collection. Any portion of an outstanding loan balance secured by residential real estate in excess of the net fair value is charged-off when it is no later than 180 days delinquent. Regardless of collateral value, with isolated exceptions, these loans are placed on non-accrual status at 210 days delinquent. Commercial loans are placed on non-accrual status at 90 days delinquent unless well secured and in the process of collection. Charge-offs of delinquent loans secured by commercial real estate is generally recognized when losses are reasonably estimable and probable.

The Corporation’s policy is to classify an investment security as a non-performing asset if the investment security does not perform in accordance with the agreed upon contractual terms. Once the payment stream has been interrupted, including legal deferral of payments, which is a key indicator of non-performance, non-accrual accounting treatment is applied.

Deposit Activities

The table below presents the average deposit balances and rates paid for the three years ended December 31, 2008.

Average Deposits:

	2008		2007		2006
(dollars in thousands)	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing	$650,659	—%	$709,339	—%	$773,369	—%
Interest-bearing demand	453,525	0.38	497,680	0.58	550,528	0.50
Money market	623,339	2.13	595,859	3.45	590,723	2.81
Savings	556,421	0.62	569,491	0.39	657,722	0.39
Direct time certificates of deposit	1,138,975	3.74	1,184,649	4.58	973,396	3.82
Brokered certificates of deposit	997,989	4.76	566,685	5.13	499,523	4.76

Total average balance/rate	$4,420,908	2.45%	$4,123,703	2.64%	$4,045,261	2.05%

Total year-end balance	$4,752,704		$4,179,520		$4,140,112

Consumer deposits	$2,688,586		$2,775,511		$2,697,565
Commercial deposits	734,333		781,507		848,173

Customer deposits	3,422,919		3,557,018		3,545,738
Brokered certificates of deposit	997,989		566,685		499,523

Total average deposits	$4,420,908		$4,123,703		$4,045,261

At December 31, 2008, total deposits (including brokered certificates of deposit) were $4.8 billion. At December 31, 2008, 51.4% of the Bank’s deposits were time deposits compared to 43.9% at December 31, 2007. Brokered certificates of deposit increased during 2008, providing funding for loan growth as a result of the decline in customer deposits along with the strategic objective to lengthen the maturity of liabilities to enhance the Corporation’s longer-term liquidity position.

Average total deposits were $4.4 billion in 2008, an increase of $297.2 million compared to 2007. Average customer deposits represented 77.4% of the Bank’s deposit funding for 2008, as compared to 86.3% for 2007. The percentage decline reflects management’s decision to lengthen liability maturities and increase the Corporation’s liquidity position. Customer deposits are generated by cross sales and calling efforts of the banking office and commercial cash management sales force. Approximately 34.9% of average customer deposit balances in 2008 were from the Greater Washington, D.C. and Central Virginia regions as compared to 37.3% in 2007. In 2008, total average customer deposits declined by 3.8%, with average consumer deposits declining 3.1%, and commercial deposits declining 6.0%. Consumer deposits represent 78.5% of total average customer deposits while commercial deposits represented 21.5% of total average customer deposits in 2008 compared to 78.0% and 22.0%, respectively, in 2007.

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

Investments

At December 31, 2008, the investment securities portfolio totaled $1.4 billion, or 21.0% of total assets, compared to 22.7% of total assets at year-end 2007. The portfolio declined $94.2 million from the level at year-end 2007, primarily from write-downs recorded in 2008 associated with securities that were other-than-temporarily impaired and from the decline in market values in the investment securities portfolio. In 2008, management invested $167.0 million in fixed rate U.S. agency mortgage-backed securities, $16.9 million in U.S. Treasuries and $7.3 million in Federal Home Loan Bank (“FHLB”) Stock, offsetting investment prepayments and maturities totaling $120.7 million.

Management wrote down the value of investment securities by $120.7 million for the year ending December 31, 2008 due to other-than-temporary impairment of certain securities within the non-agency MBS, REIT pooled trust preferred securities and bank pooled trust preferred securities portfolios. The REIT pooled trust preferred securities were written down by $36.9 million, the non-agency MBS were written down by $53.3 million, and the bank pooled trust preferred securities were written down by $30.5 million. In 2007, the Corporation realized a $47.5 million write-down related to its REIT pooled trust preferred security portfolio.

The following table sets forth information concerning the Corporation’s investment securities portfolio at December 31 for the periods indicated.

Investment Securities Summary:

(dollars in thousands)	2008	%	2007	%	2006	%	2005	%	2004	%
Securities available for sale:
U.S. Treasury and government agencies and corporations	$54,911	4.0%	$41,954	2.8%	$71,411	4.2%	$77,230	4.1%	$114,381	5.0%
Mortgage-backed securities	737,288	53.7	706,375	48.1	700,855	41.6	1,034,777	54.3	1,646,278	71.5
Municipal securities	152,784	11.1	153,691	10.5	101,373	6.0	58,317	3.1	14,042	0.6
Other debt securities	132,316	9.6	519,279	35.4	709,097	42.1	623,762	32.7	411,694	17.9

Total securities available for sale	1,077,299	78.4	1,421,299	96.8	1,582,736	93.9	1,794,086	94.2	2,186,395	95.0

Securities held to maturity:
Other debt securities	297,043	21.6	47,265	3.2	101,867	6.1	111,269	5.8	114,671	5.0

Total securities held to maturity	297,043	21.6	47,265	3.2	101,867	6.1	111,269	5.8	114,671	5.0

Total investment securities	$1,374,342	100.0%	$1,468,564	100.0%	$1,684,603	100.0%	$1,905,355	100.0%	$2,301,066	100.0%

Total portfolio yield	5.5%		5.8%		5.0%		5.0%		4.5%

The following table presents the expected cash flows and interest yields of the Corporation’s investment securities portfolio at December 31, 2008.

Investment Securities Portfolio:

	In One Year or Less		After One Year Through Five Years		After Five Years Through Ten Years		Over Ten Years		Unrealized Gain (Loss)	Total Carrying Amount	Yield*
(dollars in thousands)	Amount	Yield*	Amount	Yield*	Amount	Yield*	Amount	Yield*
Securities available for sale:
U.S. Treasury and government agencies and corporations	$16,936	1.4%	$—	—%	$37,919	2.9%	$—	—%	$56	$54,911	2.4%
Mortgage-backed securities	141,074	5.6	254,559	5.6	192,818	5.6	153,830	5.6	(4,993)	737,288	5.6
Municipal securities	1,400	7.5	1,616	7.4	66,415	6.4	81,446	6.5	1,907	152,784	6.5
Other debt securities	—	—	400	2.2	—	—	213,875	4.5	(81,959)	132,316	4.5

Total securities available for sale	159,410	5.2	256,575	5.6	297,152	5.4	449,151	5.2	(84,989)	1,077,299	5.3

Securities held to maturity:
Other debt securities	—	—	—	—	—	—	297,043	5.9	—	297,043	5.9

Total securities held to maturity	—	—	—	—	—	—	297,043	5.9	—	297,043	5.9

Total investment securities	$159,410	5.2%	$256,575	5.6%	$297,152	5.4%	$746,194	5.5%	$(84,989)	$1,374,342	5.5%

•	Yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity. Yields have been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for the year.

For discussion of the investment portfolio’s credit quality, refer to page 34 in Item 7.

Borrowings

The Corporation’s funds management objectives are two-fold: to minimize the cost of borrowings while assuring sufficient funding availability to meet current and future customer requirements; and to contribute to interest rate risk management goals through match-funding loan or investment activity. Management utilizes a variety of sources to raise borrowed funds at competitive rates, including federal funds purchased (“fed funds”), FHLB borrowings, securities sold under repurchase agreements (“repos”), and brokered and jumbo certificates of deposit (“CDs”). FHLB borrowings and repos typically carry rates approximating the LIBOR rate for the equivalent term because they are secured with investments or high quality real estate loans. Fed funds, which are generally overnight borrowings, are typically purchased at the Federal Reserve target rate.

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements, long-term debt, unsecured subordinated notes, and junior subordinated debentures, totaled $2.1 billion at year-end 2008, unchanged from year-end 2007. Throughout 2008, management has lengthened the maturity profile of its Treasury funding to reduce liquidity risk in the current uncertain economic environment. Specifically, brokered certificates of deposit were increased by $497.8 million while short-term borrowings were reduced by $368.9 million. The brokered certificates of deposit portfolio has a weighted average remaining term of 2.3 years. In addition, on April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of a $50.0 million subordinated unsecured notes to qualified institutional buyers and accredited investors with a term of 10 years.

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation acquired three wholly owned statutory business trusts as part of a merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. See Note 12 to the Consolidated Financial Statements for a description of the remaining outstanding issuances. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. As of December 31, 2008, $129.0 million of junior subordinated debentures are outstanding, of which $121 million is callable beginning in 2009. These obligations will be assumed by M&T when the merger is consummated.

Employees

At December 31, 2008, the Corporation and its subsidiaries had 1,701 full-time equivalent employees. The Corporation currently maintains what management considers a comprehensive, competitive employee benefits program. A collective bargaining unit does not represent employees. Management considers its relationship with its employees to be good.

Competition

The Corporation encounters substantial competition in all areas of its business. There are twelve bank holding companies or other banking institutions in Maryland with commercial banks that have deposits in Maryland in excess of $1 billion, two are headquartered in Maryland and ten are headquartered in other states. There are eighteen bank holding companies or other banking institutions in Virginia with commercial banks that have deposits in Virginia in excess of $1 billion, eleven are headquartered in Virginia and seven are headquartered in other states. The Bank also faces competition from savings and loans, savings banks, mortgage banking companies, credit unions, insurance companies, consumer finance companies, money market and mutual fund firms and various other financial services institutions.

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

The Bank is subject to supervision, regulation and examination by the Commissioner of Financial Regulation of the State of Maryland and the Federal Deposit Insurance Corporation (“FDIC”). Asset growth, deposits, reserves, investments, loans, consumer law compliance, issuance of securities, payment of dividends, establishment of banking offices, mergers and consolidations, change in control, electronic funds transfer, management practices and other aspects of operations are subject to regulation by the appropriate federal and state supervisory authorities. The Bank is also subject to various regulatory requirements of the Federal Reserve Board applicable to FDIC insured depository institutions.

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

Regulatory Capital

Bank holding companies are required to maintain a sufficient level of capital in order to sustain growth, absorb unforeseen losses and meet regulatory requirements. The standards used by federal bank regulators to evaluate capital adequacy are the leverage ratio and risk-based capital guidelines. Core (or Tier 1) capital as defined by regulatory guidelines is equal to common stockholders’ equity plus specified preferred stock instruments less intangible assets. Total regulatory capital consists of core capital plus certain other specified capital instruments, the allowance for loan losses and unrealized gains on equity securities, subject to limitations. The trust preferred securities are considered capital securities, and accordingly, are includable as Tier 1 capital, subject to certain limitations.

The leverage ratio represents core capital divided by quarterly average total assets. Guidelines for the leverage ratio require the ratio to be at least 3% for Bank holding companies with the top examination rating and at least 4% for others, depending on risk profiles and other factors. Risk-based capital ratios measure core and total regulatory capital against risk-weighted assets. Risk-weighted assets are determined by applying a weighting to asset categories as prescribed by regulation and certain off-balance sheet commitments based on the level of credit risk inherent in the assets. At December 31, 2008, the Corporation exceeded all regulatory capital requirements.

On April 9, 2008, the Corporation entered into a Stock Purchase Agreement (the “Agreement”) with certain institutional and individual accredited investors and certain officers of the Corporation and members of the Corporation’s Board of Directors in connection with the private placement of $64.8 million of its capital stock. The Agreement provided for the sale of 1,422,110 shares of the Corporation’s common stock at a price of $9.50 per share ($10.80 for officers and directors of the Corporation, which was the closing bid price on April 8, 2008, the date prior to the execution of the Agreement), and 51,215 shares of a newly created class of Series A Mandatory Convertible Non-Cumulative Preferred Stock (the “Provident Series A Preferred”) at a purchase price and liquidation preference of $1,000 per share. The transaction closed on April 14, 2008. Net proceeds from the equity offering totaled $62.4 million and are included in Tier 1 capital.

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The notes are callable at the option of the Corporation, five years from the date of issuance. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. The net proceeds from the debt offering totaled $47.7 million and are included in for Tier II regulatory capital.

On November 14, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which Provident sold 151,500 shares of Provident’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Provident Series B Preferred”) and a warrant to purchase 2,374,608 shares of the Corporation’s common stock, par value $1.00 per share for an aggregate purchase price of $151.5 million in cash. The Provident Series B Preferred is included in Tier 1 capital. The stock warrants were issued with an initial exercise price of $9.57. The warrants have a ten year term and are exercisable immediately. If the Corporation raises common or perpetual preferred equity equal to or at least 100% of the senior preferred shares issued under TARP by December 31, 2009, the number of warrants shall be reduced by 50%.

Item 1A.	Risk Factors

The limitations on dividends and repurchases imposed through the Corporation’s participation in the Capital Purchase Program may make the Corporation’s common stock less attractive of an investment.

On November 14, 2008, the United States Department of the Treasury (the “Treasury”) purchased newly issued shares of the Corporation’s preferred stock as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. As part of this transaction, the Corporation agreed to limitations on the payment of dividends and prohibitions on the repurchase of shares of the Corporation’s common stock. These capital management devices contribute to the attractiveness of the Corporation’s common stock and limitations and prohibitions on such activities may make the Corporation’s common stock less attractive to investors.

The limitations on executive compensation imposed through the Corporation’s participation in the Capital Purchase Program may restrict the Corporation’s ability to attract, retain and motivate key employees, which could adversely affect the Corporation’s operations.

As part of the transaction, the Corporation agreed to be bound by certain executive compensation restrictions, including limitations on severance payments and the clawback of any bonus and incentive compensation that were based on materially inaccurate financial statements or any other materially inaccurate performance metric criteria. Subsequent to the issuance of the preferred stock, the President signed the American Recovery and Reinvestment Act of 2009 into law, which provided more stringent limitations on severance pay and the payment of bonuses. To the extent that any of these compensation restrictions do not permit the Corporation to provide a comprehensive compensation package to its key employees that is competitive in its market area, the Corporation may have difficulty in attracting, retaining and motivating key employees, which could have an adverse effect on the Corporation’s results of operations.

The exercise of the warrant by Treasury will dilute existing stockowners’ ownership interest and may make it more difficult for the Corporation to take certain actions that may be in the best interests of shareholders.

In addition to the issuance of preferred shares, the Corporation also granted the Treasury a warrant to purchase 2,374,608 shares of common at a price of $9.57 per share. If the Treasury exercises the entire warrant, it would result in dilution to the ownership interest of existing stockholders and dilute the earnings per share value of the Corporation’s common stock. The Treasury has agreed that it will not exercise voting power with regard to the shares that it acquires by exercising the warrant. However, Treasury’s abstention from voting may make it more difficult for the Corporation to obtain shareholder approval for those matters that require a majority of total shares outstanding.

The terms governing the issuance of the preferred stock to Treasury may be changed, the effect of which may have an adverse effect on the Corporation’s operations.

The terms of agreement in which the Corporation entered into with the Treasury provides that the Treasury may unilaterally amend any provision of the Securities Purchase Agreement to the extent required to comply with any changes in applicable federal statutes that may occur in the future. The President signed the American Recovery and Reinvestment Act of 2009, which placed more stringent limits on executive compensation, including a prohibition on the payment of bonuses or severance and a requirement that compensation paid to executives be presented to shareholders for a “non-binding” vote. The Corporation has no assurances that further changes in the terms of the transaction will not occur in the future. Such changes may place further restrictions on the Corporation’s business or results of operation, which may adversely affect the market price of the Corporation’s common stock.

The Corporation’s inability to raise capital at attractive rates may restrict its ability to redeem the preferred stock it issued, which may lead to a greater cost of that investment.

The terms of the preferred stock issued to the Treasury provide that the shares pay a dividend at a rate of 5% per year for the first five years after which time the rate will increase to 9% per year. It is the Corporation’s current goal to repay the Treasury before the date of the increase in the dividend rate on the preferred stock. However, the Corporation’s ability to repay the Treasury will depend on its ability to raise capital, which will depend on conditions in the capital markets at that time, which are outside of the Corporation’s control, and the Corporation’s financial performance. The Corporation can give no assurance that it will be able to raise additional capital or that such capital will be available on terms more attractive to the Corporation than the Treasury’s investment.

Future FDIC assessments will have an adverse impact on the Corporation’s earnings.

In February 2009, the FDIC adopted an interim final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures. The emergency assessment amounts could be up to 20 basis points of insured deposits as of June 30, 2009. The assessment will be paid on September 30, 2009. The special assessment will have an adverse impact on the Corporation’s earnings and the Corporation expects that non-interest expense will increase up to approximately $9.5 million in 2009 as compared to 2008 as a result of this assessment. In addition, the interim rule would also permit the FDIC to impose additional emergency special assessments after June 30, 2009, of up to 10 basis points per quarter if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the deposit insurance fund reserve ratio due to further institution failures. Any additional emergency special assessment imposed by the FDIC will result in further deterioration in the Corporation’s earnings.

Fluctuations in interest rates may reduce the Corporation’s net income and future cash flows.

In June 2006, the U.S. Federal Reserve target for the federal funds rate was 5.25%. Since then, the targeted federal funds rate has been reduced by 500 to 525 basis points to a range of 0.00% to 0.25% as of December 2008. While these short-term market interest rates (which the Corporation uses as a guide to price its short-term loans and deposits) have decreased, these rates have repriced downwards faster than longer-term market interest rates (which the Corporation uses as a guide to price its longer-term loans and deposits).

If rates on the Corporation’s deposits and borrowings reprice downwards slower than the rates on the Corporation’s long-term loans and investments, the Corporation would experience compression of its interest rate spread and net interest margin, which would have a negative effect on the Corporation’s profitability.

A continuation of recent turmoil in the financial markets could have an adverse effect on the financial position or results of operations of M&T, Provident and/or the combined company.

In recent periods, United States and the global financial markets have experienced severe disruption and volatility and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. These developments and conditions have also negatively impacted the financial position and results of operations of both M&T and Provident, even though M&T’s most recent quarterly period reflected an improvement over recent prior results. The United States and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the United States and other governments, there can be no assurances that these efforts will be successful in restoring industry, economic or market conditions and that they will not result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including M&T and Provident, are numerous and include (1) continued or worsening credit quality, leading among other things to increases in loan losses and reserves, (2) continued or worsening disruption and volatility in financial markets, leading among other things to continuing reductions in assets values, (3) capital and liquidity concerns regarding financial institutions generally and our counterparties specifically, (4) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system, or (5) recessionary conditions that are deeper or last longer than currently anticipated.

The Corporation will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Corporation and consequently on M&T. These uncertainties may impair Corporation’s ability to attract, retain and motivate key personnel until the merger is consummated, and could cause customers and others that deal with the Corporation to seek to change existing business relationships with the Corporation. Retention of certain employees may be challenging during the pendency of the merger, as certain employees may experience uncertainty about their future roles with M&T. In addition, the merger agreement restricts the Corporation from making certain acquisitions and taking other specified actions until the merger occurs without the consent of M&T. These restrictions may prevent the Corporation from pursuing attractive business opportunities that may arise prior to the completion of the merger.

Termination of the merger agreement could negatively impact the Corporation.

If the merger agreement is terminated, there may be various adverse consequences. For example, the Corporation’s businesses may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger, or the market price of the Corporation’s common stock could decline to the extent that the current market price reflects a market assumption that the merger will be completed. If the merger agreement is terminated and the Corporation’s Board of Directors seeks another merger or business combination, it cannot be certain that the Corporation will be able to find a party willing to pay an equivalent or more attractive price than the price M&T has agreed to pay in the merger.

Further decline in value in certain investment securities held by the Corporation could require further write-downs, which would reduce the Corporation’s earnings.

The Corporation’s investment portfolio includes non-agency securities and pooled trust preferred securities backed by banks, insurance companies, and real estate investment trusts (“REITs”). In 2008, the Corporation determined that the loss in value on certain non-agency MBS securities, REIT pooled trust preferred securities and bank trust preferred securities were other-than-temporarily impaired, and accordingly, recognized a $120.7 million impairment write-down related to those securities. In 2007, the Corporation determined that a loss in value of REIT pooled trust preferred securities were other-than-temporarily impaired, and accordingly, recognized a $47.5 million impairment write-down related to those securities. The impairment write-down related to non-agency MBS securities and securities issued by residential mortgage REITs and banks, which are facing a difficult operating environment due to the turmoil in the mortgage origination, homebuilder and banking sectors. These sectors are all facing challenges due to declining home prices, home sales and rising loan delinquencies. Continuing adverse business conditions could result in further loss in value in the securities portfolio held by the Corporation, which could result in further impairment write-downs.

The securities in the municipal bond portfolio consist of geographically diversified securities that are insured by major bond insurers. Some of the bond insurers have been downgraded and others may follow. The recent downgrades reflect concerns about their ability to cover potential claims on issuers unable to make their principal or interest payments. Currently, all securities in this portfolio are rated BBB or higher by the three major rating agencies.

For further information regarding the Corporation’s investment portfolio, please see “Investment Portfolio Credit Quality” on page 34 in Item 7 of this report. The Corporation will continue to monitor the investment ratings in the securities portfolio and the dealer price quotes. Based upon these and other factors, the securities portfolio may experience further impairment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

The Corporation’s allowance for loan losses may be inadequate, which may reduce the Corporation’s earnings.

The Corporation’s allowance for loan losses may not be adequate to cover actual loan losses and if the Corporation is required to increase its allowance, current earnings may be reduced. When borrowers default and do not repay the loans that the Bank makes to them, the Corporation may lose money. The Corporation’s experience shows that some borrowers either will not pay on time or will not pay at all, which will require the Corporation to write-down the carrying value at or “charge-off” the defaulted loan or loans. The Corporation provides for losses by reserving what it believes to be an adequate amount to absorb any probable inherent losses. A “charge-off” reduces the Corporation’s allowance for loan losses. If the Corporation’s allowance were insufficient, it would be required to increase the allowance by recording a larger provision for loan losses, which would reduce earnings for that period.

Further deterioration in economic conditions could cause an increase in delinquencies and non-performing loans, including loan charge-offs, which in turn may negatively affect the Corporation’s income and growth.

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

Any of the latter three scenarios could cause an increase in delinquencies and non-performing loans or require the Corporation to “charge-off” a percentage of its loans and/or increase the Corporation’s provisions for loan losses, which would reduce the Corporation’s earnings.

Because the Corporation competes primarily on the basis of the interest rates it offers depositors and the terms of loans it offers borrowers, the Corporation’s margins could decrease if it were required to increase deposit rates or lower interest rates on loans in response to competitive pressure.

The Corporation faces intense competition both in making loans and attracting deposits. The Corporation competes primarily on the basis of its depository rates, the terms of the loans it originates and the quality of the Corporation’s financial and depository services. This competition has made it more difficult for the Corporation to make new loans and at times has forced the Corporation to offer higher deposit rates in its market area. The Corporation expects competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, enabled banks to expand their geographic reach by providing services over the Internet and enabled non-depository institutions to offer products and services that traditionally have been provided by banks. Federal banking law permits affiliation among banks, securities firms and insurance companies, which also may change the competitive environment in which the Corporation conducts business. Some of the institutions with which the Corporation competes are significantly larger than the Corporation and, therefore, have significantly greater resources. This increased competition could cause the Bank to increase interest rates it puts on its deposit amounts or decrease the interest rates it earns on its loans which could reduce the Corporation’s earnings.

The Corporation is at risk for events that could disrupt business activities.

The Corporation is subject to events that could impact or disrupt its business, although its goal is to ensure continuous service delivery to its customers. The Corporation has an enterprise-wide Business Continuity Plan in order to respond to and guard against this risk. However, no plan can fully eliminate such risk and there can be no assurance that the Corporation’s Plan will be successful.

Provident Bank operates in a highly regulated environment and may be adversely affected by changes in laws and regulations.

Provident Bank is subject to regulation, supervision and examination by the Commissioner of the Division of Financial Regulation of the State of Maryland, its chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of its deposits. Such regulation and supervision governs the activities in which a commercial bank and its holding company may engage and is intended primarily for the protection of the deposit insurance funds and depositors. These regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of a bank, the classification of assets by a bank and the adequacy of a bank’s allowance for loan losses. They may also impose monetary penalties in certain circumstances. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, could have a material adverse impact on Provident Bank, the Corporation and their operations.

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

Security breaches in the Corporation’s Internet banking activities could expose it to possible liability and damage its reputation. Any compromise of the Corporation’s security also could deter customers from using its Internet banking services that involve the transmission of confidential information. The Corporation relies on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data and access to bank information systems. These precautions may not protect its systems from compromises or breaches of its security measures that could result in damage to its reputation and business. Additionally, the Corporation outsources its data processing to a third party. If the Corporation’s third party provider encounters difficulties or if the Corporation has difficulty in communicating with the third party, it will significantly affect the Corporation’s ability to adequately process and account for customer transactions, which would significantly affect its business operations. The Corporation’s customer data could also be exposed through transactions conducted over the Internet or through electronic communications networks operated by third parties not affiliated with the Corporation. The Corporation could be exposed to possible fraudulent losses and damage to its reputation as the result of compromises of customer data that occur at these third parties.

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

On December 18, 2008, the Corporation entered into the Merger Agreement with M&T. Pursuant to the Merger Agreement, M&T will acquire Provident in a stock-for-stock merger transaction. The Merger Agreement has been approved by Provident and M&T’s board of directors and is subject to the approval of Provident’s common stockholders, regulatory approvals and other customary closing conditions. The Corporation anticipates completing the transaction in the second quarter of 2009.

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

Financial concerns in broad based financial sectors such as mortgage banking or homebuilding may result in a volatile and illiquid bond market and may reduce or eliminate the Corporation’s ability to pledge certain types of assets to increase or maintain its liquidity position. A decline in the Corporation’s liquidity position may hinder its ability to grow the balance sheet through internally generated loan growth or through acquisitions.

The Corporation is subject to litigation risk.

In the normal course of business, the Corporation may become involved in litigation, the outcome of which may have a direct material impact on our financial position and daily operations. Please see “Litigation” under Note 15, “Contingencies and Off-Balance Sheet Risk” for the current status of existing and threatened litigation.

Changes in accounting standards or interpretation in new or existing standards could materially affect the financial results of the Corporation.

From time to time the Financial Accounting Standards Board (“FASB”) and the SEC change accounting regulations and reporting standards that govern the preparation of the Corporation’s financial statements. In addition, the FASB, SEC, bank regulators and the outside independent auditors may revise their previous interpretations regarding existing accounting regulations and the application of these accounting standards. These revisions in their interpretations are out of the Corporation’s control and may have a material impact on the Corporations financial statements.

The Corporation’s stock price can be volatile due to factors outside the Corporation’s control.

The Corporation’s stock price can fluctuate widely as a result of a significant event in the financial markets, economic conditions, government regulations, U.S. Treasury and/or congressional actions, natural disasters or recommendations from financial security analysts.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The Corporation has 174 offices from which it conducts business, intends to conduct business or properties owned and available for sale. These properties are located in Maryland, the District of Columbia, Virginia, Delaware and southern Pennsylvania. The Bank owns 18 and leases 156 of these offices. Most of these leases provide for the payment of property taxes and other costs by the Bank, and include one or more renewal options ranging from one to twenty years.

Item 3.	Legal Proceedings

Litigation

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s statements of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that any potential settlements or damages in the Bednar litigation would not be material to the Bank’s financial statements.

On December 30, 2008, an action captioned Gilbert Feldman v. Provident Bankshares Corporation, et al. was filed in the Circuit Court for Baltimore City, Maryland on behalf of a putative class of Provident stockholders against Provident, certain of its current and former directors, and M&T. The complaint alleges that the Provident director defendants breached their fiduciary duties of loyalty, good faith, due care and disclosure by approving the merger, and that M&T aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, and other equitable relief. Provident and M&T believe the claims are without merit and intend to defend the lawsuit vigorously.

Please see Note 15 to the Consolidated Financial Statements, “Contingencies and Off-Balance Sheet Risk” in Item 8, “Financial Statements and Supplementary Data” for a discussion of certain legal proceedings that are outstanding at December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The common stock of Provident Bankshares Corporation is listed on the NASDAQ Global Select Market. Such over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The NASDAQ symbol is “PBKS”. At February 16, 2008, there were approximately 3,700 holders of record of the Corporation’s common stock.

For the year ended 2008, the Corporation declared and paid dividends of $0.655 per share of common stock outstanding and $54.72 per share of preferred stock outstanding. Beginning with the common stock dividend that was paid in May 2008, the quarterly common stock dividend payment was reduced by approximately 66% to $0.11 per share per quarter. Declarations or payments of dividends are subject to a determination by the Corporation’s Board of Directors, which takes into account the Corporation’s financial condition, results of operations, economic conditions and other factors, including the regulatory restrictions which affect the payment of dividends by the Bank to the Corporation. No assurances can be given, however, that any dividends will be paid or, if commenced, will continue to be paid. Currently, dividends declared and paid from the Corporation and Provident Bank are limited due to minimum regulatory capital requirements that must be maintained and by certain provisions of the TARP Capital Purchase Program, the Trouble Asset Recovery Program (“TARP”). At December 31, 2008, the Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, regulatory actions could result and have a material impact on the Corporation. See “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Liquidity” for further discussion of the restrictions on the Corporation’s payment of dividends.

As of December 31, 2008, the Corporation had 3,700 common stockholders of record (excluding the number of persons or entities holding stock in street name through various brokerage firms), and 33,511,560 shares outstanding. In addition, the Corporation had 49,400 shares outstanding of mandatory convertible non-cumulative preferred stock and 151,500 shares of fixed rate cumulative perpetual preferred stock outstanding.

The following table sets forth high and low closing prices for each quarter during the years ended December 31, 2008 and 2007 for the Corporation’s common stock and the corresponding quarterly dividends paid per share.

	High	Low	Dividend Paid per Share
Year Ended December 31, 2008:
Fourth quarter	$12.05	$5.80	$0.110
Third quarter	12.50	4.77	0.110
Second quarter	13.68	6.10	0.110
First quarter	21.15	9.98	0.325

Year Ended December 31, 2007:
Fourth quarter	$32.82	$21.14	$0.320
Third quarter	33.44	27.54	0.315
Second quarter	34.99	32.04	0.310
First quarter	35.97	32.73	0.305

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of a specific amount of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, the Corporation approved an additional stock repurchase of up to 1.3 million shares and on January 17, 2007, the Corporation approved the repurchase of up to 5% of the Corporation’s outstanding common stock, or approximately 1.6 million additional shares from time to time subject to market conditions. At December 31, 2008, the maximum number of shares remaining to be purchased under this plan is 740,343. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. No plans expired during the three months ended December 31, 2008. Under the provisions of the participation in TARP program, the Corporation may not repurchase shares for three years unless the preferred shares issued under the TARP program have been redeemed in whole or all of the preferred shares have been transferred to unaffiliated third parties. Under specific circumstances with consent from the Treasury, the Corporation may from time to time repurchase common shares.

The following table provides certain information with regard to shares repurchased by the Corporation in the fourth quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
October 1 - October 31, 2008	—	$—	—	740,343
November 1 - November 30, 2008	—	—	—	740,343
December 1 - December 31, 2008	—	—	—	740,343

Total	—	$—	—	740,343

Item 6.	Selected Financial Data

The Corporation has derived the following selected consolidated financial and other data of the Corporation in part from the consolidated financial statements and notes appearing elsewhere in this Form 10-K and from consolidated financial statements previously filed.

	At or for the year ended December 31,
(dollars in thousands, except per share data)	2008	2007	2006	2005	2004
Interest income (tax-equivalent) (1)	$328,413	$378,424	$368,389	$315,567	$273,809
Interest expense	150,628	184,183	161,823	115,872	90,669

Net interest income (tax-equivalent) (1)	177,785	194,241	206,566	199,695	183,140
Provision for loan losses	37,612	23,365	3,973	5,023	7,534

Net interest income after provision for loan losses	140,173	170,876	202,593	194,672	175,606
Non-interest income, excluding net gains (losses)	111,433	120,477	119,688	110,997	106,592
Impairment on investment securities	(120,711)	(47,488)	—	—	—
Net gains (losses)	8,140	6,930	(6,426)	1,292	(5,773)
Non-interest expense, excluding restructuring activities and merger expense	210,390	209,552	214,579	200,737	180,187
Restructuring activities	39	1,537	—	—	—
Merger expense	3,300	—	—	—	3,541

Income (loss) before income taxes (tax-equivalent) (1)	(74,694)	39,706	101,276	106,224	92,697
Income tax expense (benefit) (tax-equivalent) (1)	(35,226)	7,576	31,273	33,274	30,717

Net income (loss)	$(39,468)	$32,130	$70,003	$72,950	$61,980

Net income (loss)	$(39,468)	$32,130	$70,003	$72,950	$61,980
Beneficial conversion feature - preferred stock	1,463	—	—	—	—
Dividends - preferred stock	4,037	—	—	—	—

Net income (loss) available to common stockholders	$(44,968)	$32,130	$70,003	$72,950	$61,980

Tax-equivalent adjustment (1)	$3,346	$3,009	$2,155	$765	$778

Per share amounts:
Net income (loss) - basic	$(1.38)	$1.00	$2.14	$2.21	$2.05
Net income (loss) - diluted	(1.38)	1.00	2.12	2.17	2.00
Cash dividends paid per common share	0.66	1.25	1.17	1.09	1.01
Cash dividends paid per preferred share	54.72	—	—	—	—
Book value per common share	14.67	17.58	19.54	19.14	18.68

Total assets	$6,559,848	$6,465,046	$6,295,893	$6,355,926	$6,571,416
Total loans	4,356,798	4,215,326	3,865,492	3,695,381	3,559,880
Total deposits	4,752,704	4,179,520	4,140,112	4,124,467	3,779,987
Total stockholders’ equity	671,073	555,771	633,631	630,495	618,423
Total common equity (2)	587,772	623,948	655,738	647,778	620,058
Total long-term debt	679,409	771,683	828,079	920,022	1,205,833

Return on average assets	(0.62)%	0.51%	1.09%	1.14%	1.02%
Return on average equity	(6.83)	5.17	11.02	11.70	12.12
Return on average common equity	(7.35)	4.99	10.71	11.59	12.09
Efficiency ratio	72.74	66.58	65.77	64.28	62.19
Stockholders’ equity to assets	10.23	8.60	10.06	9.92	9.41
Average stockholders’ equity to average assets	10.27	10.25	10.26	9.86	8.46
Tier 1 leverage ratio	9.66	8.02	8.53	8.40	8.29
Tier 1 capital to risk-weighted assets	9.59	9.74	10.90	10.97	11.82
Total regulatory capital to risk-weighted assets	11.56	10.85	11.85	11.97	12.89
Tangible common equity ratio	5.20	5.86	6.50	6.27	5.57
Dividend payout ratio	—	125.25	55.29	50.29	50.47

(1)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(2)	Common equity excludes net accumulated OCI and preferred stock.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL REVIEW

The principal objective of this Financial Review is to provide an overview of the financial condition and results of operations of Provident Bankshares Corporation and its subsidiaries for the three years ended December 31, 2008. This discussion and tabular presentations should be read in conjunction with the accompanying Consolidated Financial Statements and Notes as well as the other information herein, particularly the information regarding the Corporation’s business operations as described in Item 1.

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

The Corporation recognizes gains or losses as a result of sales of investment securities or the disposition of loans, foreclosed property or fixed assets. In addition, the Corporation also recognizes gains or losses on its outstanding derivative financial instruments and impairment on investment securities that are considered other-than-temporarily impaired. Gains and losses are not a regular part of the Corporation’s primary source of income.

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

Furniture and equipment expenses and depreciation charges relate to office and banking equipment. Depreciation of premises and equipment is computed using the straight-line method based on the useful lives of related assets. Estimated lives range from 2 to 15 years for buildings and improvements, and 3 to 10 years for furniture and equipment.

External processing fees are fees paid to third parties for data processing services.

Merger related expenses consist of investment banker fees, legal fees and employees benefit costs agreed to in the Merger Agreement.

Restructuring activities are incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as described in the Notes to the Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Discussion and analysis of the financial condition and results of operations are based on the consolidated financial statements of the Corporation, which are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following items represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value associated with other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based payments, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term and the effect of the change could be material to the Corporation’s Consolidated Financial Statements.

Management believes the following critical accounting policies affect its most significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, other than temporary impairment of investment securities, derivative financial instruments, goodwill and intangible assets, and income taxes. Each estimate is discussed on pages 22-26. The financial impact of each estimate, to the extent significant to financial results, is discussed in the applicable sections of Management’s Discussion and Analysis.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by charge-offs and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

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

Other Than Temporary Impairment of Investment Securities

Management performs a quarterly review to determine the cause of impairment for any investment security with a fair value below current book value. A charge to earnings is recorded for any security the Corporation deems to be other than temporarily impaired (“OTTI”) based on an evaluation of the cause and duration of impairment. The write-down results in lowering the book value of the investment security to the current fair value.

The assessment of other than temporary impairment is prepared by applying guidelines provided by multiple sources of authoritative literature which generally segregates the investment portfolio into two segments. With regard to the first segment, which includes U.S. Treasury and Agency securities and agency MBS, municipal bonds, corporate debentures and highly rated non-agency MBS and ABS, FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) are applied to address considerations of whether an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. Regarding the second segment, structured securities including non-agency MBS, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase below AA or purchased at a significant premium are evaluated using the guidance of EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets” (“EITF 99-20”). Securities determined to not have OTTI under EITF 99-20 are required to be further evaluated using the guidance of SFAS No. 115.

Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income. The OTTI assessment under the SFAS No. 115 segment is based on the performance of the issuer for corporate or municipal bonds, or the collateral in the case of structured securities. The collateral is evaluated to determine if the financial performance will adversely affect the contractual cash flows of the related security. The OTTI assessment under the EITF 99-20 segment is specific to structured securities where the underlying collateral performance may adversely affect the contractual cash flows and result in the Corporation not recovering all of its investment. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective and incorporates the risk of default to determine fair value. The cash flows are considered to be adversely impacted if the present value of the future cash flows is less than the present value calculated in the prior period using the same methodology. For all securities evaluated under EITF 99-20 and SFAS No. 115, if the length of time needed to recover becomes longer and the magnitude of the decline in value becomes more significant, the evaluation for OTTI of the individual security is more extensive.

The Corporation’s OTTI evaluation process is performed in a consistent, systematic, and rational manner and includes a disciplined evaluation of all available evidence. This process considers the causes, severity, and length of time and anticipated recovery period of the impairment. Consideration is also given to management’s intent and ability to hold the security over the anticipated recovery period. Documentation is vigorous and extensive as necessary to support a conclusion as to whether a decline in market value below cost is other-than-temporary and includes documentation supporting both observable and unobservable inputs and a rationale for conclusions reached.

The Corporation uses inputs provided by an independent third party service in establishing the fair value of the investment securities. These inputs are reviewed and validated by management prior to use in the fair value determination. The Corporation considers securities with significant price declines or deterioration in fair value, in conjunction with the duration of such decline or deterioration, to determine whether an OTTI evaluation is required. For structured bonds, an evaluation is performed using industry standard modeling software, again using credit default, loss, and prepayment projections developed by third party market participants. Other securities, such as corporate or municipal securities, may require a separate credit evaluation performed internally unless the circumstances dictate the use of an external credit evaluation. The evaluation focuses on the expected cash flows from the individual security taking into consideration the credit quality of the security, including the anticipated losses indicated from the underlying issuers or collateral, the probability of contractual cash flow shortfalls and the ability of the securities to absorb further economic declines. Credit support, if applicable, shall also be considered when performing the OTTI evaluation. All information is considered including the credit history of the security and the business sector. The cash flows used for the OTTI assessment are obtained from a market participant for all structured securities or developed internally for all other securities, based on events and information that management estimates a market participant would use in determining the current value. For securities not previously recognized as OTTI, a determination of adversely impacted cash flows will merit recognition as OTTI. Securities previously recognized as OTTI will have their cash flows tested and the result compared to the appropriate benchmark value to determine if further OTTI recognition is warranted.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries have severely constricted the structured securities market. The limited secondary market for various types of securities has negatively impacted securities values. Accordingly, the Corporation performs a review of each investment security within the segments noted in the table on the next page to determine the nature of the decline in the value of investment securities. The Corporation evaluates if any of the underlying securities have experienced OTTI. The Corporation begins by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). Impairment indicators include, but are not limited to:

•	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer

•	A significant adverse change in the regulatory, economic, or technological environment of the issuer

•	A significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates

•

A bona fide offer to purchase (whether solicited or unsolicited), an offer by the issuer to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment

•

Factors that raise significant concerns about the issuer’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants

Numerous factors are considered in such an evaluation and their relative significance varies from case to case. The Corporation believes that the following factors may, individually or in combination, indicate that a security should be evaluated further to determine if a decline may be other-than-temporary and that a write-down of the carrying value may be required:

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

Once the assessment has been completed, a determination is made whether an individual security is considered OTTI. The OTTI amount is recorded as impairment on investment securities in the period in which it occurs. Once the security is written down, it may not be written up unless the write-up is through yield accretion for the securities as permitted by the appropriate accounting guidance. Furthermore, securities may continue to incur further OTTI after an initial write-down. These further write-downs shall be analyzed with respect to the new basis of the security that was established from any previous write-down(s). The written down value of the investment then becomes the new cost basis of the investment.

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes and are adjusted to incorporate a credit valuation adjustment for each counterparty to the transaction. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivatives. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

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

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No.133, the Corporation has concluded that for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

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

Goodwill and Intangible Assets

For acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. The Corporation tests goodwill annually for impairment, unless certain events occur that could reduce the fair value of the reporting unit. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives, are amortized over their estimated useful lives, which is approximately 8 years.

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

FINANCIAL CONDITION

Capital growth, liquidity and earnings along with maintaining a strong balance sheet in this current economic environment are the top priorities of the Corporation. During 2008, the Corporation was successful in raising capital and maintaining strong regulatory capital ratios along with increasing the Corporation’s liquidity position. In addition, the financial condition of the Corporation reflects solid loan growth in the key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia, through expanded business development and the execution of the Corporation’s strategic priorities. Growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) is a reflection of the Corporation’s ability to grow the loan portfolio in these key markets through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation also grew deposits, mainly from the use of brokered certificates of deposit, which offset the decline in deposits resulting from the sale of six branches and associated deposits to Union Bankshares in September 2007, increased competition for deposits and the significant decline in real estate related activity, which affects the related escrow deposits. During 2008, the Corporation increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances. Over the past twelve months, loan credit quality has weakened consistent with local economic conditions and non-performing loan levels will continue to be influenced by these uncertain future conditions. In addition, values of investment securities have been negatively impacted by the economic down turn and turmoil in the financial markets.

The core banking performance has resulted in an increase in average relationship-based loans of $308.1 million, or 8.4%. Loan and investment credit quality levels have weakened in 2008, resulting in an increase in non-performing assets. In addition, the Corporation increased its total risk-based capital ratio, which was already considered “well capitalized” for regulatory purposes in 2008 when compared to 2007. At December 31, 2008, total assets were $6.6 billion, while total loans and deposits were $4.4 billion and $4.8 billion, respectively.

Stockholders’ Equity and Capital

In 2008, long-term capital growth was a specific focus for the Corporation. To provide capital growth, the Corporation successfully completed a multi-tiered capital plan in April 2008 to strengthen the Corporation’s capital base, including the issuance of $64.8 million in equity securities and $50 million in subordinated debt. In addition, in November 2008, the Corporation received $151.5 million Troubled Asset Relief Program (“TARP”) Capital Purchase Program funding.

Currently, dividends declared and paid from the Corporation and Provident Bank are limited due to regulatory capital requirements that must be maintained and by certain provisions of TARP Capital Purchase Program. At December 31, 2008, the Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, regulatory actions could result and have a material impact on the Corporation. Beginning with the dividend that was paid in May 2008, the quarterly dividend payment was reduced by approximately 66% from historical levels and is expected to result in an annual savings of approximately $29 million.

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

On November 14, 2008, as part of the TARP Capital Purchase Program, the Corporation entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which Provident sold 151,500 shares of Provident’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 2,374,608 shares of Provident’s common stock, par value $1.00 per share for an aggregate purchase price of $151.5 million in cash. The Fixed Rate Cumulative Perpetual Preferred Stock is considered Tier 1 capital.

The equity raised from the capital activities discussed above and the equity preserved from the common stock dividend reduction, partially offset by the 2008 net loss, improved the Corporation’s Tier 1 leverage and total risk-based capital ratios at December 31, 2008 when compared to December 31, 2007.

Total stockholders’ equity was $671.1 million at December 31, 2008, an increase of $115.3 million from December 31, 2007. Stockholders’ equity increased by $13.6 million from the issuance of common stock and $51.2 million from the issuance of preferred stock, partially offset by $2.5 million of costs associated with the issuance of the equity raised. In addition, the Corporation received $151.5 million of TARP funds. Net accumulated other comprehensive loss increased $36.5 million during the period primarily due to the decline in the market value of the debt securities portfolio. Stockholders’ equity was further impacted by the $39.5 million net loss for 2008, dividends of $25.0 million, a $2.5 million net increase due to share based payment activity and other activities.

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

(dollars in thousands)	December 31, 2008	December 31, 2007
Total equity capital per consolidated financial statements	$671,073	$555,771
Qualifying trust preferred securities	129,000	129,000
Accumulated other comprehensive loss	104,645	68,177

Adjusted capital	904,718	752,948
Adjustments for tier 1 capital:
Goodwill and disallowed assets	(301,088)	(260,186)

Total tier 1 capital	603,630	492,762

Adjustments for tier 2 capital:
Allowance for loan losses	73,098	55,269
Subordinated notes	50,000	—
Allowance for letter of credit losses	701	635

Total tier 2 capital adjustments	123,799	55,904

Total regulatory capital	$727,429	$548,666

Risk-weighted assets	$6,295,196	$5,057,463
Quarterly regulatory average assets	6,248,664	6,145,549

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	9.66%	8.02%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.59	9.74	4.00	6.00
Total regulatory capital to risk-weighted assets	11.56	10.85	8.00	10.00

As of December 31, 2008, the Corporation is considered “well capitalized” for regulatory purposes.

The tangible common equity ratio is a non-GAAP measure used to determine capital adequacy. Tangible common equity is total equity less net accumulated other comprehensive income (“OCI”), goodwill, deposit-based intangibles and preferred stock. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names.

The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended December 31, 2008 and December 31, 2007.

(dollars in thousands)	December 31, 2008	December 31, 2007
Total equity capital per consolidated financial statements	$671,073	$555,771
Accumulated other comprehensive loss	104,645	68,177
Goodwill	(255,330)	(253,906)
Deposit-based intangible	(4,886)	(6,152)
Preferred stock	(187,946)	—

Tangible common equity	$327,556	$363,890

Total assets per consolidated financial statements	$6,559,848	$6,465,046
Goodwill	(255,330)	(253,906)
Deposit-based intangible	(4,886)	(6,152)

Tangible assets	$6,299,632	$6,204,988

Tangible common equity ratio	5.20%	5.86%

Earning Assets

Total average earning assets were $5.8 billion for the year ending December 31, 2008, an increase of $177.3 million, or 3.2%, from the year ending December 31, 2007. The following table summarizes the composition of the Corporation’s average earning assets for the periods indicated.

Average Earning Assets:

	Year ended December 31,
(dollars in thousands)	2008	2007	$ Variance	% Variance
Investments	$1,534,581	$1,623,571	$(88,990)	(5.5)%
Other earning assets	9,947	13,783	(3,836)	(27.8)
Residential real estate:
Originated and acquired residential mortgage	269,997	307,977	(37,980)	(12.3)
Home equity	1,111,676	1,034,312	77,364	7.5
Other consumer:
Marine	355,622	362,884	(7,262)	(2.0)
Other	24,216	27,956	(3,740)	(13.4)

Total consumer	1,761,511	1,733,129	28,382	1.6

Commercial real estate:
Commercial mortgage	505,661	444,376	61,285	13.8
Residential construction	564,384	601,945	(37,561)	(6.2)
Commercial construction	458,528	392,553	65,975	16.8
Commercial business	943,126	791,121	152,005	19.2

Total commercial	2,471,699	2,229,995	241,704	10.8

Total loans	4,233,210	3,963,124	270,086	6.8

Total average earning assets	$5,777,738	$5,600,478	$177,260	3.2

The increase in total average earning assets of $177.3 million is attributable to the $270.1 million increase in average loans, partially offset by the $89.0 million decline in investment securities, resulting mainly from $120.7 million write-downs related to OTTI recorded in 2008.

Total average loans increased 6.8%, the net effect of a $241.7 million, or 10.8% increase, in commercial loans and an increase of $28.4 million, or 1.6%, in consumer loans. The Corporation continues to produce strong organic loan growth. Average relationship-based loans increased $308.1 million, or 8.4%, over 2007. The Corporation’s focus on business development and developing lending relationships that are provided by the market opportunities, combined with the experience of lending officers in the market, has been demonstrated by the strong and balanced regional growth in commercial real estate and commercial business loans. Overall, there is a relatively balanced mix of lending revenue sources between the two product segments with $2.5 billion, or 58.4%, in average commercial loans and $1.8 billion, or 41.6%, in average consumer loans. The diversity of lending products should provide the Corporation with opportunities to emphasize certain product lines as market conditions change.

Commercial loans, which are a key component to the Corporation’s regional presence in its market area, grew $241.7 million, or 10.8%, over 2007. Commercial mortgage and commercial construction loans posted increases during the year of $61.3 million and $66.0 million, respectively. In addition, commercial business loans grew $152.0 million, or 19.2%, while residential construction declined $37.6 million, or 6.2%. The solid commercial loan growth within the Corporation’s footprint is a reflection of the group’s ability to expand existing and generate new lending relationships. These expanded relationships and associated risks are managed through stringent loan administration and credit monitoring by an experienced credit management staff.

The increase in average consumer loans of $28.4 million included the planned reductions in originated and acquired residential mortgages of $38.0 million. Average relationship-based consumer loans (loans other than originated and acquired residential mortgages) increased 4.7%, or $66.4 million. Home equity lending is the main contributor to this loan growth. The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing have proven to be successful in the Corporation’s markets. This market strategy resulted in the $77.4 million, or 7.5%, increase in home equity average balances. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone centers, the Internet and selected pre-qualified brokers. Origination of consumer loan and line commitments, primarily home equity, in the Greater Washington and Central Virginia regions, grew 4.5% over 2007 while average consumer loan and line commitments from the Greater Baltimore market increased by almost 1% in 2008. Other consumer loans, which make up 21.6% of total consumer loans (mainly marine lending), declined $11.0 million in 2008. Management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

The Corporation’s portfolio of originated and acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 6.4% of average total loans in 2008, compared to 7.8% in 2007. Average balances in the originated and acquired residential mortgage portfolio continued to decline during 2008 because the Corporation is no longer active in portfolio acquisitions and the Bank retains only a small percentage of new residential mortgage loan originations.

The investment securities portfolio average balance declined by $89.0 million in 2008 compared to 2007. The decline resulted primarily from write-downs recorded in 2008 relating to securities that were other-than-temporarily impaired. The impact from the write-downs was offset by security purchases during the year. From year-end 2007 to year-end 2008, the Corporation’s investment securities portfolio declined by $94.2 million, or from 22.7% to 21.0% of total assets. Investment purchases, which totaled $196.5 million, were allocated among fixed rate U.S. agency mortgage-backed securities, U.S. Treasuries, and FHLB Stock. Investment purchases were funded through maturities and pay downs of $120.7 million and funding from TARP. In 2008 the Corporation wrote-down its investments by $120.7 million after making a determination that certain non-agency mortgage-backed securities and certain pooled trust preferred securities were other-than-temporarily impaired. The Corporation will continue to evaluate the credit quality of its investment portfolio. The securities portfolio may experience further impairment due to the challenging economic environment. Management currently has the intent and ability to retain its investment securities with unrealized losses until the decline in value has been recovered.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies for the years indicated.

Asset Quality Summary:

	December 31,
(dollars in thousands)	2008	2007	2006	2005	2004
Non-performing assets:
Originated & acquired residential mortgage	$10,017	$7,511	$7,202	$7,340	$10,327
Home equity	3,319	1,737	421	448	192
Other consumer	1,421	—	351	110	58
Commercial mortgage	7,079	1,335	1,335	1,437	1,612
Residential real estate construction	43,955	7,923	—	—	—
Commercial real estate construction	140	—	—	—	1,063
Commercial business	18,387	12,742	10,417	16,336	12,461

Total non-accrual loans	84,318	31,248	19,726	25,671	25,713
Total renegotiated loans	—	—	—	—	—

Total non-performing loans	84,318	31,248	19,726	25,671	25,713
Total non-performing investments	65,780	—	—	—	—
Non-real estate assets	2,847	1,286	1,865	1,223	261
Other real estate owned	10,314	1,378	618	564	1,355

Total other assets and real estate owned	13,161	2,664	2,483	1,787	1,616

Total non-performing assets	$163,259	$33,912	$22,209	$27,458	$27,329

90-day delinquencies:
Originated & acquired residential mortgage	$5,079	$2,149	$3,030	$5,249	$9,097
Home equity	4,835	1,281	1,234	468	461
Other consumer	3,957	321	827	852	773
Residential real estate construction	15	—	—	—	—
Commercial business	618	79	97	1,551	1,883

Total 90-day delinquencies	$14,504	$3,830	$5,188	$8,120	$12,214

Asset quality ratios:
Non-performing loans to total loans	1.94%	0.74%	0.51%	0.69%	0.72%
Non-performing investments to total investments	4.79	—	—	—	—
Non-performing assets to total assets	2.49	0.52	0.35	0.43	0.42

Recent economic data has shown that the Mid-Atlantic region, while outperforming most other markets in the nation, is facing similar increasing economic pressures. However, in comparison to the year ending December 31, 2007, new housing inventories are down in both Maryland and Virginia. Unemployment levels in the region have increased, but remain below the national average. During the recent quarter ending December 31, 2008, the deterioration in economic conditions have had a significant impact on the Corporation’s loan portfolios resulting in increases in non-performing loans in each loan portfolio type. In addition, continued weakness in the financial services sector continued to have a material impact on the investment securities portfolio.

Non-performing loans as a percentage of total loans was 1.94% at December 31, 2008 compared to 0.74% at December 31, 2007, while net charge-offs to average loans were 0.47%, an increase from 0.34% for the year December 31, 2007. The increase in non-performing loans occurred mainly in the residential construction, commercial mortgage and commercial business loan portfolios totaling $36.0 million, $5.7 million and $5.6 million, respectively. At December 31, 2008, the allowance for loan losses to total loans was 1.68%, while the allowance for loan losses to non-performing loans was 86.7%. At December 31, 2007 these ratios were 1.31% and 176.9%, respectively. The level of 90-day delinquent loans increased during the same period, increasing $10.7 million to $14.5 million over the $3.8 million level at December 31, 2007. The increase in 90-day delinquent loans was reflected mainly in the originated and acquired residential mortgage portfolio, home equity and the other consumer loan portfolios.

During 2008, the Corporation classified $65.8 million in investment securities as non-performing assets and applied non-accrual treatment for the recognition of interest income because certain securities did not perform in accordance with the agreed upon contractual terms, such as timely payment of principal or interest or deferral of their contractual payments. Also during 2008, other real estate owned increased by $8.9 million over 2007. In 2008, two foreclosed properties totaling $6.1 million were transferred from residential construction loans to other real estate owned.

Loan Portfolio Credit Quality

Non-performing loans as a percentage of each portfolio’s outstanding balances were as follows:

	December 31,
	2008	2007	2006	2005	2004
Originated & acquired residential mortgage	4.01%	2.53%	2.16%	1.62%	1.56%
Home equity	0.28	0.16	0.04	0.05	0.03
Other consumer	0.39	—	0.09	0.02	0.01
Total consumer	0.83	0.53	0.46	0.44	0.57
Commercial mortgage	1.25	0.30	0.30	0.30	0.33
Residential real estate construction	8.28	1.26	—	—	—
Commercial real estate construction	0.03	—	—	—	0.38
Commercial business	1.86	1.36	1.42	2.39	1.75
Total commercial	2.71	0.90	0.55	0.94	0.88
Total loans	1.94	0.74	0.51	0.69	0.72

As of December 31, 2008, non-performing loans increased from December 31, 2007 and are consistent with the decline in general economic conditions. The diversification of the commercial real estate portfolio among commercial mortgages, commercial construction and residential construction along with the different market conditions of Baltimore, suburban Washington, D.C. and Richmond, Virginia mitigate some of the housing market exposure. In addition, management’s conservative credit policies and emphasis on relationship-based loan portfolios also mitigates credit risk in the Corporation’s loan portfolio. Overall, asset quality ratios of the Corporation at December 31, 2008 have weakened consistent with local economic conditions and non-performing loan levels will continue to be influenced by these uncertain future conditions.

In comparison to year ending December 31, 2007, non-performing loans increased from 0.74% of total loans to 1.94%. The declining economy has resulted in significant increases in the non-performing residential real estate construction portfolio along with the increases in all other loan portfolios. Compared to December 31, 2007, non-performing residential real estate construction loans increased from 1.26% to 8.28% and non-performing originated and acquired residential mortgage loans from 2.53% to 4.01%. Non-performing home equity loans have increased from 0.16% at December 31, 2007 to 0.28% at December 31, 2008.

Loan asset quality remains better than the national average and reflects management’s prudent credit standards, disciplined in-house administration and strong oversight procedures. The majority of the portfolio benefits from being focused within the Washington D.C, Virginia and Maryland region which remains one of the better performing markets in the nation. Because events affecting borrowers and collateral are constantly changing and cannot be reliably predicted, present portfolio quality may not be an indication of future performance.

Total 90-day delinquencies increased by $10.7 million in 2008 to $14.5 million, and as a result, total 90-day delinquencies as a percentage of total loans outstanding were 0.33% in 2008 compared to 0.09% in 2007.

Presented below is the interest income that would have been recorded on all non-accrual loans if such loans had been paid in accordance with their original terms and the interest income on such loans that was actually received and recorded for the year.

Interest Income Lost Due to Non-Accrual Loans:

	Year ended December 31,
(in thousands)	2008	2007	2006	2005	2004
Contractual interest income due on loans in non-accrual status during the year	$1,953	$1,749	$1,951	$1,665	$1,407
Interest income actually received and recorded	35	38	30	41	91

Interest income lost on non-accrual loans	$1,918	$1,711	$1,921	$1,624	$1,316

Allowance for Loan Losses

The following table reflects the allowance for loan losses and the activity during each of the periods indicated.

Loan Loss Experience Summary:

(dollars in thousands)	2008	2007	2006	2005	2004
Balance at beginning of year	$55,269	$45,203	$45,639	$46,169	$35,539
Provision for loan losses	37,612	23,365	3,973	5,023	7,534
Allowance of acquired bank	—	—	—	—	12,085
Loans charged-off:
Originated and acquired residential mortgage	2,033	1,265	1,930	2,535	6,139
Home equity	3,095	892	140	—	123
Other consumer	4,773	4,296	3,366	2,565	2,857

Total consumer	9,901	6,453	5,436	5,100	9,119
Commercial real estate mortgage	540	—	—	107	207
Residential real estate construction	2,929	368	—	—	—
Commercial real estate construction	—	—	—	—	712
Commercial business	8,835	9,175	2,413	5,841	3,443

Total charge-offs	22,205	15,996	7,849	11,048	13,481

Recoveries:
Originated and acquired residential mortgage	392	551	1,132	1,603	2,121
Home equity	41	84	60	230	69
Other consumer	1,453	1,491	1,403	1,220	1,422

Total consumer	1,886	2,126	2,595	3,053	3,612
Residential real estate construction	—	—	—	32	—
Commercial real estate construction	—	—	—	67	—
Commercial business	536	571	845	2,343	880

Total recoveries	2,422	2,697	3,440	5,495	4,492

Net charge-offs	19,783	13,299	4,409	5,553	8,989

Balance at end of year	$73,098	$55,269	$45,203	$45,639	$46,169

Balances:
Loans - year-end	$4,356,798	$4,215,326	$3,865,492	$3,695,381	$3,559,880
Loans - average	4,233,210	3,963,124	3,753,905	3,605,459	3,285,928
Ratios:
Net charge-offs to average loans	0.47%	0.34%	0.12%	0.15%	0.27%
Allowance for loan losses to year-end loans	1.68	1.31	1.17	1.24	1.30
Allowance for loan losses to non-performing loans	86.69	176.87	229.15	177.78	179.56

The following table reflects the allocation of the allowance at December 31 to the various loan categories. The entire allowance is available to absorb losses from any type of loan.

Allocation of Allowance for Loan Losses:

(dollars in thousands)	2008	%	2007	%	2006	%	2005	%	2004	%
Consumer	$9,454	12.9%	$5,903	10.7%	$5,751	12.7%	$5,347	11.8%	$7,817	16.9%
Commercial real estate mortgage	8,224	11.3	5,719	10.4	6,255	13.8	7,209	15.8	7,891	17.1
Residential real estate construction	23,473	32.1	14,382	26.0	10,386	23.0	5,905	12.9	4,438	9.6
Commercial real estate construction	9,521	13.0	6,864	12.4	6,050	13.4	5,215	11.4	5,347	11.6
Commercial business	20,319	27.8	17,016	30.8	15,664	34.7	15,466	33.9	14,591	31.6
Unallocated	2,107	2.9	5,385	9.7	1,097	2.4	6,497	14.2	6,085	13.2

Total allowance for loan losses	$73,098	100.0%	$55,269	100.0%	$45,203	100.0%	$45,639	100.0%	$46,169	100.0%

During 2008, the allowance for loan losses increased $17.8 million to $73.1 million. The allocated portion of the allowance for loan losses for all loan portfolios increased over the prior year, while the unallocated portion at December 31, 2008 declined $3.3 million from 2007. The increase in the allocation to all loan portfolios reflects the increased uncertainty in the local housing market and deteriorating economic conditions. These conditions required the downgrading of internal risk ratings for certain loans and an increase in qualitative adjustments for selective portfolios which resulted in an increase in this allocation. As a result of the weakening regional residential housing market, higher delinquencies and non-performing loans, along with the potential for higher levels of non-performing loans, management determined that an increase in its allowance for loan losses was necessary in 2008.

Net charge-offs for 2008 were $19.8 million compared to $13.3 million in 2007. For the year ended December 31, 2008, the provision for loan losses exceeded net charge-offs by $17.8 million. The allowance as a percentage of loans outstanding increased from 1.31% at December 31, 2007 to 1.68% at December 31, 2008, with resulting allowance coverage of 87% of non-performing loans at December 31, 2008, compared to 177% at December 31, 2007. Portfolio-wide net charge-offs increased year over year by $6.5 million and were 0.47% of average loans in 2008, up from 0.34% in 2007. The increase over the prior year is reflected in both the consumer and commercial portfolios of $3.7 million and $2.8 million, respectively.

Management believes that the allowance at December 31, 2008 represents its best estimate of probable losses inherent in the portfolio and that it uses relevant information available to make such determinations. If circumstances differ substantially from the assumptions used in making determinations, future adjustments to the allowance may be necessary and results of operations could be affected. Based on information currently available to the Corporation, management believes it has established its existing allowance in accordance with GAAP. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of any loans deteriorate as a result of the factors discussed above.

Investment Portfolio Credit Quality

Investment allocations at December 31, 2008 include agency MBS (54.2%), ABS (18.6%), municipal (12.2%), corporate (6.4%), non-agency MBS (4.3%) and U.S. Government securities (4.3%). The charts below summarize the credit quality of the Corporation’s investment portfolio, using the lowest of the ratings of Moody’s, Standard and Poor’s, or Fitch Ratings and the portfolio distribution.

Investment Securities Portfolio

December 31, 2008

($ in thousands)

	Par Value	%	Fair Value	%	Amortized Cost	%
Treasuries	$17,000	1.0%	$16,992	1.3%	$16,936	1.2%

Sovereign	400	—	400	—	400	—

FHLB Stock	37,919	2.2	37,919	3.0	37,919	2.6

Agency MBS/ARM	664,696	39.3	682,293	54.2	671,115	46.0

Municipals:
AAA	18,565	1.1	18,952	1.5	18,604	1.3
AA	88,464	5.2	90,079	7.2	88,848	6.1
A	31,906	1.9	32,194	2.6	32,040	2.2
BBB	11,325	0.7	11,559	0.9	11,385	0.8

Total Municipals	150,260	8.9	152,784	12.2	150,877	10.4

Bank pooled trust preferred securities:
AAA	5,000	0.3	2,580	0.2	5,000	0.3
AA	37,488	2.2	19,562	1.6	37,502	2.6
A	120,712	7.1	52,923	4.2	89,485	6.1
BBB	105,610	6.3	42,320	3.4	73,097	5.0
BB	39,591	2.3	17,648	1.4	29,789	2.0
B	48,450	2.9	21,446	1.7	40,116	2.7
CCC	51,529	3.1	20,653	1.6	39,550	2.7

Total bank pooled trust preferred securities	408,380	24.2	177,132	14.1	314,539	21.4

Insurance pooled trust preferred securities:
AAA	41,024	2.4	25,169	2.0	41,024	2.8
AA	10,810	0.6	5,574	0.4	10,811	0.7
A	20,512	1.2	10,150	0.8	20,520	1.4

Total insurance pooled trust preferred securities	72,346	4.2	40,893	3.2	72,355	4.9

REIT pooled trust preferred securities:
A	15,000	0.9	4,913	0.4	11,337	0.8
BBB	11,000	0.7	3,159	0.3	3,361	0.2
BB	44,667	2.6	3,273	0.3	2,567	0.2
B	26,280	1.6	783	0.1	770	0.1
CCC	10,167	0.6	2,155	0.2	2,560	0.2

Total REIT pooled trust preferred securities	107,114	6.4	14,283	1.3	20,595	1.5

Non-agency MBS:
AAA	35,232	2.1	27,819	2.2	35,120	2.4
AA	5,855	0.3	2,200	0.2	2,823	0.2
A	28,132	1.7	9,873	0.8	12,859	0.9
BBB	9,527	0.6	6,894	0.5	8,293	0.6
BB	3,913	0.2	1,203	0.1	3,855	0.3
B	6,354	0.4	3,130	0.2	3,695	0.3
CCC	35,724	2.1	3,876	0.3	4,521	0.3

Total non-agency MBS	124,737	7.4	54,995	4.3	71,166	5.0

Corporate securities:
AA	5,375	0.3	5,539	0.4	5,375	0.4
A	53,748	3.3	40,086	3.1	52,260	3.5
BBB	33,600	2.0	26,458	2.1	32,123	2.2
BB	10,504	0.6	6,618	0.5	10,513	0.7
NR (Not Rated)	3,200	0.2	3,359	0.3	3,158	0.2

Total corporate securities	106,427	6.4	82,060	6.4	103,429	7.0

Total Investment Portfolio	$1,689,279	100.0%	$1,259,751	100.0%	$1,459,331	100.0%

Investment securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over the Corporation’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether the value of a security is other-than-temporarily (“OTTI”) impaired. The Corporation reviews all investment securities with unrealized losses to determine the duration and severity of the price declines. Management evaluates all structured securities for OTTI, regardless of duration and severity of market erosion, while all other securities are evaluated for OTTI based on the severity and duration of each security’s market value erosion. Investment securities with a market to book ratio of less than 80% or lasting 12 months or more bore greater scrutiny from management. Once a decline in value is determined to be other–than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized in the Consolidated Statements of Operations.

During the year ended December 31, 2008, the Corporation determined certain securities to be OTTI, and accordingly, recognized a $120.7 million write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and its ability to make its contractual principal and interest payments. Should credit quality of certain securities continue to deteriorate, the possibility exists that additional write-downs may be required. If economic conditions continue to deteriorate, the possibility exists that the securities that are currently performing satisfactorily could suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated periodically to determine if additional write-downs are warranted.

As of December 31, 2008, the investment securities portfolio contained $520.6 million (face value) of securities with unrealized losses for 12 months or greater with an aggregate loss of $253.7 million. Of the total face value, $16.8 million consists of U.S. agency backed MBS with a loss of $89 thousand, $24.0 million consists of non-agency mortgage-backed securities with a loss of $9.1 million, and $46.5 million consists of corporate securities with a loss of $8.8 million. The remaining $433.3 million, with an aggregate loss of $235.7 million, consists almost entirely of bank and insurance pooled trust preferred securities. Each of these securities was tested for credit-based price declines. Securities failing the cash flow projection test were determined to be OTTI, and written-down accordingly. Securities with particularly low prices were stressed tested to determine if their credit quality remained sound. In management’s judgment, securities with sound credit quality are not being written-down based solely on the severity or duration of their price declines. Management believes the pricing of these securities has declined due to the extreme illiquidity evident in their respective markets and uncertainty surrounding the impact of the U.S. Treasury Department’s recent TARP program. Management believes the TARP program has the potential to improve liquidity and prices in the bank pooled trust preferred securities market, and within the pooled trust preferred securities markets, over the next 6-12 months. For further discussion on other-than-temporary impairment, refer to Note 4.

As of December 31, 2008, the Corporation’s investment portfolio had unrealized losses of $199.6 million, or 13.7%, up from $99.8 million, or 6.4% at December 31, 2007. The increased loss position stemmed primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the mortgage foreclosure crisis affecting mortgage-backed securities and the ensuing liquidity crisis affecting asset-backed securities markets. The Corporation will continue to evaluate the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At December 31, 2008, management has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

The $737.3 million MBS portfolio includes $682.3 million of agency-backed securities, $43.0 million of senior non-agency MBS securities originally rated AAA, and $12.0 million of mezzanine non-agency MBS securities originally rated AA. There are thirteen mezzanine level securities and three senior level securities with a current market value of $15.6 million that have been categorized as OTTI. The mezzanine non-agency MBS securities have been written down to $10.5 million from a par value of $57.1 million. On average, the OTTI securities experienced 60 day+ delinquencies of 10.16% at December 31, 2008. In contrast, the remaining non-agency MBS experienced 60 day+ delinquencies of 1.42%, on average, at December 31, 2008. The average subordination level on the remaining non-agency MBS securities is 4.03%, or greater than 2.8 times the level of 60+ delinquencies.

The market value of the ABS portfolio includes $177.1 million of securities backed primarily by banking institutions, $40.9 million of securities backed by insurance companies, and $14.3 million of securities backed by real estate investment trusts (“REITs”).

A total of twelve REIT trust preferred securities have been classified as OTTI since the fourth quarter of 2007. The total OTTI write-downs for the year ended December 2008 for the REIT trust preferred securities portfolio was $36.9 million. Two REIT securities rated AA and single A with a market value of $3.9 million have not been written down due to their strong levels of credit support. As of December 31, 2008, the REIT pooled trust preferred securities portfolio has been written down from $105 million to $20.6 million. Seven REIT pooled trust preferred securities with a book value of $3.6 million are classified as non-performing investments; six of the seven securities deferred their fourth quarter 2008 interest payments. The remaining six securities made their payments in the fourth quarter of 2008.

Seven bank pooled trust preferred securities were written down in 2008 from a face value of $46.1 million to $19.2 million. Six of these securities are currently paying interest, but are not projected to completely repay principal. The break in principal is based on cash flow projections. Cash flows were modeled using thirty-year default estimates.

The municipal bond portfolio has a market value of $152.8 million. The portfolio consists of federal tax-exempt general obligation securities that are geographically diversified. The portfolio has no exposure to Florida and less than 2% exposure to California and Nevada combined. The portfolio includes $133.2 million of securities insured by one of the major bond insurers. Additionally, all of the municipalities have underlying ratings of A, AA, or AAA and none of the issuers have experienced a downgrade as of the end of the 2008. The Corporation has not experienced any OTTI associated with the municipal bond portfolio.

The corporate bond portfolio is composed of single issuer corporate bonds rated investment grade by Moody’s or S&P. The portfolio, totaling $82.1 million market value, consists of commercial bank trust preferred securities. Ninety seven percent of the bonds are from the largest 75 banks in the country. Other debt securities include U.S. Treasury, Agency, and sovereign securities. The Corporation has not experienced any OTTI associated with the corporate bond portfolio.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is currently 4.2%.

Fair Value Measurements

Fair value is defined as the price to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants as of the measurement date. SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. If there is limited market activity for an asset or liability at the measurement date, the fair value is the price that would be received between a buyer and a seller, rather than a forced liquidation or distressed sale. A transaction is forced if the transaction occurs under duress or the seller otherwise is forced to accept a price that a willing market participant would not accept.

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

Investment Securities – The investment securities portfolio consists of U.S. treasuries, agency MBS, non-agency MBS, municipal securities, bank and insurance pooled trust preferred securities, REIT pooled trust preferred securities and corporate securities. These securities are classified within each of the three level hierarchies established by SFAS No. 157. The following is a description of how the Corporation determines fair value and the valuation hierarchy for each security type.

U.S. Treasuries – Debt issued and backed by the full faith and credit of the U.S. government.

•	Hierarchy – Level 1

•	Market – The market is considered active for these securities as they trade routinely each business day.

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. Pricing is made available from industry participants who report bid/ask markets that represent an executable trade level for these securities. The securities are priced using a market pricing approach incorporating trades of the same securities and market quotes.

Agency MBS/ARM – Securities issued by U.S. government agencies and backed by the full faith and credit of the U.S. government.

•	Hierarchy – Level 2

•	Market – The market is considered active for these securities as they trade routinely each business day.

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach incorporating market quotes for identical or similar securities and/or inputs other than quoted prices that are observable for these securities.

Municipal Securities – Debt issued by state and local governments, which issue less than $10 million in annual debt issuance, are considered bank-qualified municipal investments.

•	Hierarchy – Level 2

•	Market – The market is considered active, as municipal securities trade daily. Additionally, new issuances have continued in the fourth quarter of 2008 as indicated by discussions with broker/dealers.

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach using trade data, including, but not limited to, trades of the same securities and market quotes, and comparable secondary market and new issue trades.

Corporate Securities – Single issuer trust preferred securities issued by financial institutions.

•	Hierarchy – Level 2

•	Market – The market is considered active, as broker/dealers have provided confirmation that the corporate securities portfolio or similar securities trade routinely.

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach, which combines an independent third party pricing service’s proprietary pricing models with trade data, including, but not limited to, trades of the same securities and market quotes, comparable new issue and secondary market trades, and inputs other than quoted prices that are observable for these securities.

Non-agency MBS – MBS issued by financial institutions other than the U.S. government agencies. The underlying collateral for the non-agency MBS portfolio consists of prime jumbo and Alt-A mortgage loans issued from 2004-2007. All of the loans are fixed rate 15, 20, or 30 year fully amortizing first lien mortgages with a weighted average loan rate of 6.27%.

•	Hierarchy – Level 3

•

Market – The market for these securities is currently considered inactive, with limited trade activity over the past quarter. Market participants have informed the Corporation that there has been no new fixed issuances and a severe reduction of ARM issuances in 2008. Additionally, there have been few observed secondary trades in the AAA-rated sector and there have been even fewer secondary trades in the AA-rated sector.

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, the Corporation classifies securities that are valued in this manner as level 3.

REIT pooled trust preferred securities – Collateralized debt obligations (“CDO”) issued by a special purpose vehicle (“SPV”) and backed by a diverse pool of debt, known as CDO collateral.

The underlying collateral is selected and managed by an independent asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the SPV’s are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral is distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At December 31, 2008, the Corporation owned senior and mezzanine tranches.

The CDO collateral is generally trust preferred securities and subordinated debt securities issued by real estate investment trusts (“REITs”). The standard structure for these securities is a 30-year security, callable quarterly after 5 years. Subordinated debt securities are issued by banks or bank holding companies that typically have payoff bullets with 10 or 20-year maturities.

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

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, the Corporation classifies securities that are valued in this manner as level 3.

Bank and Insurance pooled trust preferred securities – Collateralized debt obligations issued by a special purpose vehicle and backed by a diverse pool of debt, known as CDO collateral.

The underlying collateral is selected and managed by an asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the CDO are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral are distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At December 31, 2008, the Corporation owned senior and mezzanine tranches.

The CDO collateral is generally trust preferred securities and subordinated debt securities issued by banks and bank holding companies, insurance companies and mortgage REITs. The standard structure for these securities is a 30-year term, callable quarterly after 5 years. Additionally, preferred securities dividend payments may be deferred for up to 5 years; however, payments are cumulative. Subordinated debt securities are issued by banks or bank holding companies and typically have 10 or 20-year maturities.

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

•

Fair Value – The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types. Because this valuation technique involves some level 3 inputs, the Corporation classifies securities that are valued in this manner as level 3.

The table below summarizes the fair value of investment securities at December 31, 2008 reported in Note 2 for which inputs were obtained by using a third party pricing service and validated by management.

($ in thousands)	Fair Value Available for Sale	%
Treasuries	$16,992	1.6%
Sovereign	400	—
Agency MBS/ARM	682,293	65.7
Municipal	152,784	14.7
Bank & insurance pooled trust preferred securities	72,918	7.0
REIT pooled trust preferred securities	14,283	1.4
Non-agency MBS	54,995	5.3
Corporate securities	44,715	4.3

Total available for sale	$1,039,380	100.0%

Derivatives – The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps.

•	Hierarchy – Level 2

•	Market – The market for interest rate swaps and caps is considered active as they trade routinely each business day.

•

Fair value – The Corporation’s open derivative positions are valued using third party developed models that use as their basis observable market data or inputs developed by the third party. These values are validated and corroborated by management. Examples of these derivatives include interest rate swaps and caps where the indices, correlation and contractual rates may be unobservable.

The derivative financial instruments valued at fair value at December 31, 2008 incorporate a credit valuation adjustment in the valuation of the financial instrument. An analysis of each counterparty was performed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Fair Values of Level 3 Assets and Liabilities

For the twelve months ended December 31, 2008, securities classified as Level 3 realized $90.2 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Consolidated Statement of Operations. Also, an $8.3 million of other comprehensive gain associated with Level 3 securities was recorded to net accumulated other comprehensive losses for the twelve months ending December 31, 2008 and is reflected in stockholders’ equity. At December 31, 2008, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At December 31, 2008, the Corporation had $144.3 million, or 2.2% of total assets and liabilities valued at fair value that are considered Level 3 valuations using unobservable inputs. During the twelve months ended December 31, 2008, Level 3 assets declined $383.8 million or 72.7%. The decline was mainly due to the net change resulting from write-downs in the investment securities portfolio recorded in 2008, market value declines, transfer of securities to held to maturity and principal payments.

As disclosed in Note 2 to the Consolidated Financial Statements, $277.5 million of net transfers were made out of Level 3, representing the transfer in of $121.5 million in non-agency MBS and the transfer out of $346.7 million in bank and insurance pooled trust preferred securities into the held to maturity portfolio and $52.3 million of corporate securities. In 2008, the Corporation determined that non-agency MBS have become less liquid and pricing has become less reliable requiring the use of significant unobservable inputs to price these securities along with a currently inactive market. On July 1, 2008, the Corporation moved certain bank pooled trust preferred securities to the held to maturity portfolio. In addition, management has determined that corporate securities have a more active market and should be classified within the Level 2 compared to Level 3 as reported as of December 31, 2007.

Sources of Funds

The following table summarizes the composition of the Corporation’s average deposit and borrowing balances for the periods indicated.

Average Deposits and Borrowings:

	Year ended December 31,
(dollars in thousands)	2008	2007	$ Variance	% Variance
Deposits:
Noninterest-bearing	$650,659	$709,339	$(58,680)	(8.3)%
Interest-bearing demand	453,525	497,680	(44,155)	(8.9)
Money market	623,339	595,859	27,480	4.6
Savings	556,421	569,491	(13,070)	(2.3)
Direct time deposits	1,138,975	1,184,649	(45,674)	(3.9)
Brokered time deposits	997,989	566,685	431,304	76.1

Total average deposits	4,420,908	4,123,703	297,205	7.2

Borrowings:
Fed funds	207,444	394,623	(187,179)	(47.4)
FHLB borrowings	668,279	637,152	31,127	4.9
Repos and other	248,388	305,814	(57,426)	(18.8)
Federal term auction	48,809	—	48,809	—
Subordinated notes	32,834	—	32,834	—
Junior subordinated debentures	136,607	136,780	(173)	(0.1)

Total average borrowings	1,342,361	1,474,369	(132,008)	(9.0)

Total average deposits and borrowings	$5,763,269	$5,598,072	$165,197	3.0

Deposits by source:
Consumer	$2,688,586	$2,775,511	$(86,925)	(3.1)
Commercial	734,333	781,507	(47,174)	(6.0)
Brokered	997,989	566,685	431,304	76.1

Total deposits	$4,420,908	$4,123,703	$297,205	7.2

Average total deposits increased to $4.4 billion in 2008, an increase of $297.2 million, or 7.2%, over 2007. The deposit growth came from an increase in brokered deposits of $431.3 million, which were partially offset by the decline in of consumer and commercial deposits of $86.9 million and $47.2 million, respectively. Brokered certificates of deposit increased during 2008, as these deposits provided funding for loan growth as a result of the decline in consumer and commercial deposits along with the strategic objective to lengthen the maturity of liabilities to enhance the Corporation’s longer-term liquidity position. Increased competition for deposits and the current rate environment were the main reasons for the decline in average customer deposits. In addition, the $43.3 million deposit sale in September 2007 negatively impacted average total deposits by $31.5 million in 2008 on a comparative basis.

In 2008, consumer deposits declined by $86.9 million, or 3.1%. Consumer money market deposits increased $16.2 million in 2008 and were more than offset by a $103.1 million decline in all other sources of consumer deposits. The decline in consumer deposits reflects the deposit sale in September 2007. Commercial deposits also decreased in 2008, declining $47.2 million, or 6.0%. The decline in total commercial deposits resulted from a significant drop in real estate title company activity and commercial customers shifting more of their available deposits to alternative investments.

In 2008, average borrowings declined by $132.0 million, or 9.0%, from 2007. The decline was mainly in the Fed funds borrowing portfolio, repos and others, offset by increases in FHLB borrowings, federal term auction and subordinated notes issued in 2008. The decline in average borrowings reflects management’s strategic decision reduce short term borrowings by increasing the level of brokered certificates of deposit.

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018. Proceeds from the debt offering, net of issuance costs, totaled $47.7 million.

Liquidity

An important component of the Corporation’s asset/liability management process is monitoring the level of liquidity available to meet the needs of customers and creditors. Traditional sources of bank liquidity include deposit growth, loan repayments, investment maturities, asset sales, borrowings and interest received. Management believes the Corporation has sufficient liquidity to meet future funding needs.

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At December 31, 2008, approximately $200 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis.

As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At December 31, 2008, $793.0 million of secured borrowings were employed, with sufficient collateral available to raise an additional $985.6 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility and securities sold under repurchase agreements. Additionally, over $380.0 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At December 31, 2008, $80.0 million fed funds were employed, with sufficient funding lines in place to purchase an additional $666.0 million. At December 31, 2008, the Corporation had $1.2 billion of brokered certificates of deposit outstanding. Over the next 12 months, $532.0 million of unsecured funds will mature.

In November 2008, the Corporation issued $151.5 million of preferred equity securities to the U.S. Treasury – the securities commonly known as TARP funding. This funding supported $92.6 million of loan growth in the fourth quarter of 2008, as well as an investment of $60.2 million in securities backed by consumer mortgages. In addition, TARP funding augmented capital by enabling the extension of credit to the Corporation’s customers.

A significant use of the Corporation’s liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the holding company are utilized to pay dividends to stockholders, repurchase shares and pay interest on junior subordinated debentures. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities that must be maintained and by certain provisions of TARP Capital Purchase Program. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

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

The following table summarizes significant contractual obligations and commitments at December 31, 2008 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements, as referenced in the following table.

	Contractual Payments Due by Period
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Lease commitments (Note 7)	$14,388	$25,694	$18,964	$26,149	$85,195
Certificates of deposit (Note 10)	1,214,662	819,438	379,280	31,564	2,444,944
Long-term debt (Note 12)	225,000	270,000	—	184,409	679,409

Total contractual payment obligations	$1,454,050	$1,115,132	$398,244	$242,122	$3,209,548

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at December 31, 2008 were as follows:

(in thousands)	2008
Commercial business and real estate	$730,999
Consumer revolving credit	832,066
Residential mortgage credit	17,866
Performance standby letters of credit	151,280
Commercial letters of credit	2,856

Total loan commitments	$1,735,067

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At December 31, 2008, the Corporation did not have any firm commitments to purchase loans.

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

Management continually monitors basis risk such as Prime/LIBOR spread and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the prime rate, while much of the liability portfolio is priced using the certificates of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in recent months some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 2.63% and 2.93% for the two years ending June 30, 2007 – a difference of 0.30% from high to low. In contrast, for the period from June 30, 2007 to December 31, 2008, the Prime/LIBOR spread posted a low of -0.09% at October 10, 2008 and a high of 3.44% at March 17, 2008 — a range of 3.53%. Such volatility in the Prime/Libor basis has contributed a measure of uncertainty to the modeling of interest rate risk in 2008.

The Corporation owns amortizing loan pools and investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated monthly to reflect actual activity and the most recent market projections.

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

The following table shows the anticipated effect on net interest income from parallel shifts (up and down) in interest rates. These shifts are assumed to begin on January 1, 2009 for the December 31, 2008 data and on January 1, 2008 for the December 31, 2007 with rate changes occurring over a 6-month period. The effect on net interest income would be for the next twelve months.

	Projected Percentage Change in Net Interest Income at December 31
Interest Rate Scenario	2008	2007
+200 basis points	+4.80%	-0.70%
+100 basis points	+2.90%	-0.50%
No change	—	—
-100 basis points	NA	-2.60%
-200 basis points	NA	-4.80%

In December of 2008, the Federal Open Market Committee lowered the Federal Funds rate to a range of 0.00% to 0.25%. With the yield on U.S. government securities below 1.0%, an effective floor on short term interest rates is in effect. For this reason the Corporation does not show current results for the down 100 basis point and down 200 basis point scenarios.

Model simulations predict net interest income will rise by 2.9% and 4.8% respectively in the up 100 basis point and up 200 basis point scenarios. In addition to the parallel shifts, management models several yield curve flattening and steepening scenarios as part of its interest rate risk management function. This modeling shows little risk under most yield curve scenarios. The current economic environment includes concerns about the dramatic reshaping of financial firms and the impact of the U.S. government’s plans to resuscitate the housing market and financial system. At this point in time, there is some reason to believe that short-term rates will remain low for a protracted period of time. Various basis relationships and the overall shape of the yield curve remain difficult to predict.

Management employs the investment, borrowing, and derivative portfolios in implementing the interest rate strategies. To protect against falling short-term interest rates, the Corporation executed $493.6 million of receive fixed/pay floating interest rate swaps in the second half of 2008. These swaps hedge a large portion of the brokered certificates of deposit portfolio.

In the borrowings portfolio, $275 million of funding reprices based on either 1-month or 3 month LIBOR and another $180 million of borrowings mature in the first quarter of 2009 (including $80 million of over night Fed Funds). In addition, $180 million of funds have rates that reset quarterly based upon the 10-year CMS (“constant maturity swap”) rate in order to mitigate the impact of accelerating prepayment activity due to a decline in long-term interest rates.

Credit Risk

Much of the fundamental lending business of the Corporation is based upon understanding, measuring and controlling credit risk. In addition to managing interest rate risk, which applies to both assets and liabilities, the Corporation must understand and manage risks specific to lending. Credit risk entails both general risks, which are inherent in the process of lending, and risk specific to individual borrowers. Each consumer and residential lending product has a generally predictable level of credit loss based on historical loss experience. Home mortgage and home equity loans and lines generally have the lowest credit loss experience. Loans with medium credit loss experience are primarily secured products such as auto and marine loans. Unsecured loan products such as personal revolving credit have the highest credit loss experience; therefore the Bank has chosen not to engage in a significant amount of this type of lending. Credit risk in commercial lending varies significantly, as losses as a percentage of outstanding loans can shift widely from period to period and are particularly sensitive to changing economic conditions. Generally improving economic conditions result in improved operating results on the part of commercial customers, enhancing their ability to meet debt service requirements. However, this improvement in operating cash flow is often at least partially offset by rising interest rates often seen in an improving economic environment. Declining economic conditions have the adverse affect on the operating results of commercial customers, reducing their ability to meet debt service obligations. In addition, changing economic conditions often impact various business segments differently, giving rise to the need to manage industry concentrations within the loan portfolio.

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures along with a cautious approach to adopting products before they have been sufficiently tested in the marketplace. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and charge-offs. At December 31, 2008, the 90-day delinquency level was $14.5 million, or 0.33% of total loans, an increase of $10.7 million from December 31, 2007. Non-performing assets were $163.3 million, or 2.49% of total assets compared to 0.52% as of December 31, 2007. Net charge-offs as a percentage of average loans for the year ending December 31, 2008 were 0.47% compared to 0.34% for the year ending December 31, 2007. Further discussion relating to asset quality is presented in “Financial Condition—Asset Quality” on page 31 and on page 34 in “Investment Portfolio Credit Quality.”

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

RESULTS OF OPERATIONS

For the Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Comparative Summary Statements of Income:

	Year ended December 31,
(dollars in thousands)	2008	2007	$ Variance	% Variance
Interest income	$325,067	$375,415	$(50,348)	(13.4)%
Interest expense	150,628	184,183	(33,555)	(18.2)

Net interest income	174,439	191,232	(16,793)	(8.8)
Provision for loan losses	37,612	23,365	14,247	61.0

Net interest income after provision for loan losses	136,827	167,867	(31,040)	(18.5)
Non-interest income, excluding gains (losses)	111,433	120,477	(9,044)	(7.5)
Impairment on investment securities	(120,711)	(47,488)	(73,223)	154.2
Net gains	8,140	6,930	1,210	17.5

Total non-interest income (loss)	(1,138)	79,919	(81,057)	(101.4)
Non-interest expense, excluding merger expenses and restructuring activities	210,390	209,552	838	0.4
Merger expense & restructuring activities	3,339	1,537	1,802	117.2

Total non-interest expense	213,729	211,089	2,640	1.3

Income (loss) before income taxes	(78,040)	36,697	(114,737)	—
Income tax expense (benefit)	(38,572)	4,567	(43,139)	—

Net income (loss)	$(39,468)	$32,130	$(71,598)	—

Net income (loss)	$(39,468)	$32,130	$(71,598)	—
Beneficial conversion feature - preferred stock	1,463	—	1,463	—
Preferred stock dividend and amortization of preferred stock discount	4,037	—	4,037	—

Net income (loss) available to common stockholders	$(44,968)	$32,130	$(77,098)	—

Financial Highlights

The Corporation reported a net loss of $39.5 million for the year ended December 31, 2008 compared to net income of $32.1 million for the year ended December 31, 2007. The net loss available to common stockholders was $45.0 million, or $(1.38) per diluted share, for the year ended December 31, 2008 compared to $32.1 million net income, or $1.00 per diluted share, for the year ended December 31, 2007. For the year, return on assets decreased from 0.51% to (0.62) % while return on common equity decreased from 5.0% to (7.4) %. The financial results for 2008 were substantially impacted by the deterioration in the economic conditions that have impacted the performance of the investment securities and loan portfolios. This and other activities presented below reflect a decline in net interest income of $16.8 million, an increase in the provision for loan losses of $14.2 million, a decline in non-interest income of $81.1 million and an increase in non-interest expense of $2.6 million, offset by a decline in income tax expense of $43.1 million, resulting in a $71.6 million decrease in net income. During 2008, the net interest margin decreased to 3.08% from 3.47%; average total loans increased $270.1 million. or 6.8%, average customer deposits declined $134.1 million, or 3.8%, while asset quality weakened as non-performing assets increased to 1.94% of total loans at December 31, 2008 and net charge-offs to average loans were 0.47% for the year. Earnings for 2008 and 2007 include the following significant transactions and are included in the subsequent discussions regarding the results of operations:

•

Write-down in investment securities: In 2008, the Corporation recorded a $120.7 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio, non-agency MBS portfolio and bank pooled trust preferred securities portfolio. Following its quarterly credit review of each security, the Corporation wrote down the values of certain securities by reducing their carrying values to current fair values at those dates. The $120.7 million was comprised of $36.9 million in the REIT pooled trust preferred securities portfolio, $53.2 million in the non-agency MBS portfolio and $30.5 million in the bank pooled trust preferred securities portfolio. In 2007, the Corporation recorded a $47.5 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio. Refer to Note 4 to the Consolidated Financial Statements for further update on the Corporation’s investment securities portfolio.

•

Loan loss provision: The provision for loan losses was $37.6 million for the year ending December 31, 2008 compared to $23.4 million for the year ending December 31, 2007. The $14.2 million growth in the provision in 2008 was the result of loan growth, increased net charge-offs, higher delinquencies and non-performing loans along with the downgrading of internal risk ratings for certain loans.

•

Voluntary sale of MasterCard stock: The Corporation elected to convert and sell a portion of its MasterCard Class B common stock through a voluntary program offered by MasterCard Incorporated to all holders of Class B common stock. The Corporation recorded a $8.7 million pre-tax gain in 2008 and a $2.7 million pre-tax gain in 2007 relating to these transactions.

•

Corporate-wide efficiency program: During 2007, the Corporation implemented a corporate-wide efficiency and infrastructure initiative that was focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model. The Corporation incurred $3.7 million in expense relating to this initiative for consulting and restructuring costs.

The financial results in 2008 reflect the impact of the significant activity discussed above but it also includes the successful efforts from all lines of business to produce strong growth in relationship-based loans an, maintaining customer deposits in a competitive deposit market. The Corporation continues to be committed to produce positive core results through the execution of the key business strategies of broadening its presence and customer base in the Virginia and metropolitan Washington markets, growing commercial business in all markets, and enhancing core business results.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income:

	2008			2007			2006
(dollars in thousands) (tax-equivalent basis)	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate	Average Balance	Income/ Expense (3)	Yield/ Rate
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$269,997	$16,378	6.07%	$307,977	$19,087	6.20%	$389,836	$24,276	6.23%
Home equity	1,111,676	56,381	5.07	1,034,312	70,201	6.79	959,731	64,943	6.77
Marine	355,622	19,375	5.45	362,884	19,860	5.47	392,216	20,830	5.31
Other consumer	24,216	1,717	7.09	27,956	2,123	7.59	30,148	2,318	7.69
Commercial mortgage	505,661	31,334	6.20	444,376	31,648	7.12	455,962	31,772	6.97
Residential construction	564,384	31,652	5.61	601,945	51,207	8.51	516,192	44,157	8.55
Commercial construction	458,528	24,815	5.41	392,553	30,622	7.80	312,770	24,204	7.74
Commercial business	943,126	60,722	6.44	791,121	58,892	7.44	697,050	50,981	7.31

Total loans	4,233,210	242,374	5.73	3,963,124	283,640	7.16	3,753,905	263,481	7.02

Loans held for sale	7,482	468	6.26	10,992	717	6.52	9,700	653	6.73
Short-term investments	2,465	76	3.08	2,791	220	7.88	8,617	418	4.85
Taxable investment securities	1,376,058	76,161	5.53	1,460,133	84,679	5.80	1,779,635	97,420	5.47
Tax-advantaged investment securities (2) (4)	158,523	9,334	5.89	163,438	9,168	5.61	116,825	6,417	5.49

Total investment securities	1,534,581	85,495	5.57	1,623,571	93,847	5.78	1,896,460	103,837	5.48

Total interest-earning assets	5,777,738	328,413	5.68	5,600,478	378,424	6.76	5,668,682	368,389	6.50

Less: allowance for loan losses	56,923			46,951			44,880
Cash and due from banks	107,727			113,122			122,406
Other assets	656,833			617,503			628,974

Total assets	$6,485,375			$6,284,152			$6,375,182

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$453,525	1,705	0.38	$497,680	2,867	0.58	$550,528	2,760	0.50
Money market deposits	623,339	13,263	2.13	595,859	20,540	3.45	590,723	16,583	2.81
Savings deposits	556,421	3,428	0.62	569,491	2,206	0.39	657,722	2,598	0.39
Direct time deposits	1,138,975	42,572	3.74	1,184,649	54,239	4.58	973,396	37,186	3.82
Brokered time deposits	997,989	47,470	4.76	566,685	29,096	5.13	499,523	23,780	4.76
Short-term borrowings	597,824	13,119	2.19	701,177	31,630	4.51	783,988	35,551	4.53
Long-term debt	744,537	29,071	3.90	773,192	43,605	5.64	850,836	43,365	5.10

Total interest-bearing liabilities	5,112,610	150,628	2.95	4,888,733	184,183	3.77	4,906,716	161,823	3.30

Noninterest-bearing demand deposits	650,659			709,339			773,369
Other liabilities	55,977			42,082			41,273
Stockholders’ equity	666,129			643,998			653,824

Total liabilities and stockholders’ equity	$6,485,375			$6,284,152			$6,375,182

Net interest-earning assets	$665,128			$711,745			$761,966

Net interest income (tax-equivalent)		177,785			194,241			206,566
Less: tax-equivalent adjustment		3,346			3,009			2,155

Net interest income		$174,439			$191,232			$204,411

Net yield on interest-earning assets (4)			3.08%			3.47%			3.64%

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued):

	2008/2007 Increase/(Decrease)				2007/2006 Increase/(Decrease)				2008/2007 Income/Expense Variance Due to Change In			2007/2006 Income/Expense Variance Due to Change In
(dollars in thousands) (tax-equivalent basis)	Average Balance	% Change	Income/ Expense	% Change	Average Balance	% Change	Income/ Expense	% Change	Average Rate		Average Volume	Average Rate	Average Volume
Assets:
Interest-earning assets: (3)
Loans: (1)(2)(4)
Originated and acquired residential	$(37,980)	(12.3)%	$(2,709)	(14.2)%	$(81,859)	(21.0)%	$(5,189)	(21.4)%	$(398	) $	(2,311)	$(115)	$(5,074)
Home equity	77,364	7.5	(13,820)	(19.7)	74,581	7.8	5,258	8.1	(18,768)		4,948	197	5,061
Marine	(7,262)	(2.0)	(485)	(2.4)	(29,332)	(7.5)	(970)	(4.7)	(89)		(396)	621	(1,591)
Other consumer	(3,740)	(13.4)	(406)	(19.1)	(2,192)	(7.3)	(195)	(8.4)	(135)		(271)	(29)	(166)
Commercial mortgage	61,285	13.8	(314)	(1.0)	(11,586)	(2.5)	(124)	(0.4)	(4,387)		4,073	693	(817)
Residential construction	(37,561)	(6.2)	(19,555)	(38.2)	85,753	16.6	7,050	16.0	(16,528)		(3,027)	(246)	7,296
Commercial construction	65,975	16.8	(5,807)	(19.0)	79,783	25.5	6,418	26.5	(10,395)		4,588	196	6,222
Commercial business	152,005	19.2	1,830	3.1	94,071	13.5	7,911	15.5	(8,588)		10,418	922	6,989

Total loans	270,086	6.8	(41,266)	(14.5)	209,219	5.6	20,159	7.7

Loans held for sale	(3,510)	(31.9)	(249)	(34.7)	1,292	13.3	64	9.8	(28)		(221)	(21)	85
Short-term investments	(326)	(11.7)	(144)	(65.5)	(5,826)	(67.6)	(198)	(47.4)	(121)		(23)	177	(375)
Taxable investment securities	(84,075)	(5.8)	(8,518)	(10.1)	(319,502)	(18.0)	(12,741)	(13.1)	(3,766)		(4,752)	5,530	(18,271)
Tax-advantaged investment securities (2) (4)	(4,915)	(3.0)	166	1.8	46,613	39.9	2,751	42.9	447		(281)	139	2,612

Total investment securities	(88,990)	(5.5)	(8,352)	(8.9)	(272,889)	(14.4)	(9,990)	(9.6)

Total interest-earning assets	177,260	3.2	(50,011)	(13.2)	(68,204)	(1.2)	10,035	2.7	(61,672)		11,661	14,508	(4,473)

Less: allowance for loan losses	9,972	21.2			2,071	4.6
Cash and due from banks	(5,395)	(4.8)			(9,284)	(7.6)
Other assets	39,330	6.4			(11,471)	(1.8)

Total assets	$201,223	3.2			$(91,030)	(1.4)

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities: (3)
Interest-bearing demand deposits	$(44,155)	(8.9)	(1,162)	(40.5)	$(52,848)	(9.6)	107	3.9	(926)		(236)	387	(280)
Money market deposits	27,480	4.6	(7,277)	(35.4)	5,136	0.9	3,957	23.9	(8,185)		908	3,812	145
Savings deposits	(13,070)	(2.3)	1,222	55.4	(88,231)	(13.4)	(392)	(15.1)	1,274		(52)	(49)	(343)
Direct time deposits	(45,674)	(3.9)	(11,667)	(21.5)	211,253	21.7	17,053	45.9	(9,643)		(2,024)	8,146	8,907
Brokered time deposits	431,304	76.1	18,374	63.1	67,162	13.4	5,316	22.4	(2,285)		20,659	1,961	3,355
Short-term borrowings	(103,353)	(14.7)	(18,511)	(58.5)	(82,811)	(10.6)	(3,921)	(11.0)	(14,383)		(4,128)	(184)	(3,737)
Long-term debt	(28,655)	(3.7)	(14,534)	(33.3)	(77,644)	(9.1)	240	0.6	(12,971)		(1,563)	4,392	(4,152)

Total interest-bearing liabilities	223,877	4.6	(33,555)	(18.2)	(17,983)	(0.4)	22,360	13.8	(41,671)		8,116	22,955	(595)

Noninterest-bearing demand deposits	(58,680)	(8.3)			(64,030)	(8.3)
Other liabilities	13,895	33.0			809	2.0
Stockholders’ equity	22,131	3.4			(9,826)	(1.5)

Total liabilities and stockholders’ equity	$201,223	3.2			$(91,030)	(1.4)

Net interest-earning assets	$(46,617)	(6.5)			$(50,221)	(6.6)

Net interest income (tax-equivalent)			(16,456)	(8.5)			(12,325)	(6.0)	$(20,001)		$3,545	$(8,447)	$(3,878)
Less: tax-equivalent adjustment			337	11.2			854	39.6

Net interest income			$(16,793)	(8.8)			$(13,179)	(6.4)

Notes:

(1)	Average non-accrual balances and related income are included in their respective categories.
(2)	Tax-advantaged income has been adjusted to a tax-equivalent basis using the combined statutory federal and state income tax rate in effect for all years presented.
(3)	Impact of designated hedging strategies on interest income and interest expense has been included in the appropriate classifications above.
(4)	Tax-equivalent basis.

The net interest margin on a tax-equivalent basis decreased 39 basis points to 3.08% from 3.47% for the year ending December 31, 2008. The decline was primarily caused by the 108 basis point decline in asset yields that were negatively impacted by the 400 basis point decline in benchmark interest rates during the past twelve months along with the impact from reversals of uncollected interest on securities and loans placed on non-accrual during the year. This decline was not fully offset by the 82 basis point decline in interest-bearing liabilities. Aggressive competition for deposits throughout the industry, higher cost brokered certificates of deposit and the issuance of $50.0 million in subordinated debt at 9.50% in April 2008 resulted in the slower decline in rates on interest-bearing liabilities as compared to yields on interest-earning assets.

Year over year average earning assets increased to $5.8 billion as a result of strong internally generated loan growth. The net average loan growth of $308.1 million in relationship-based loans was offset by the run-off of $38.0 million in originated and acquired portfolios and a $89.0 million reduction in investment securities due mainly to the investment write-downs over the past five quarters. The yields on investments and loans declined 21 and 143 basis points, respectively. The yield decline in the loan and investment portfolios resulted from the decrease in year over year market interest rates and the composition of these portfolios. Interest income for the year was negatively impacted by a reversal of $1.7 million in interest income, or 3 basis points, related to certain investment securities that were considered non-performing. Interest-bearing liabilities increased by $223.9 million while the average rate paid decreased by 82 basis points. The decrease in the average rate paid was primarily due to the shift in deposit and borrowing mix in addition to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt. Savings rates increased over the same period a year ago as a result of an increase of $51.0 million in higher cost online saving deposit balances. Interest expense was also negatively impacted by a $58.7 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits or outside the institution.

The 5.68% yield on earning assets decreased 108 basis points from 2007 as a result of declining interest rates and the change in asset mix and the reversal of interest income associated with the investment securities, while total interest-bearing liabilities decreased by only 82 basis points to 2.95%. Net interest income on a tax-equivalent basis was $177.8 million in 2008 compared to $194.2 million in 2007. Total interest income decreased by $50.0 million and total interest expense decreased by $33.6 million resulting in a net decline in net interest income on a tax-equivalent basis of $16.5 million. Growth in the key loan portfolios of home equity, commercial real estate and commercial banking were not enough to offset the $50.0 million decline in total interest income that was negatively impacted from the net decline in interest rates. The impact from declining rates and the change in deposit and borrowing mix were the primary causes of the decline in interest expense of $33.6 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses was $37.6 million for the year ending December 31, 2008 compared to $23.4 million for the year ending December 31, 2007. The $14.2 million increase in the provision for loan loss in 2008 resulted from the weakening in the residential housing sector, increased net charge-offs and non-performing loans along with overall loan growth. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to charge-offs. In 2008, net charge-offs were $19.8 million, or 0.47% of average loans, compared to $13.3 million, or 0.34% of average loans, in 2007. In addition, net charge-offs in the consumer loan and commercial loan portfolios increased $3.7 million and $2.8 million, respectively over 2007. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.46% in 2008, compared to 0.25% in 2007. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.48%, an increase from 0.40% in 2007. The increase in charge-offs in both the consumer and commercial portfolios are a reflection of the weakening regional economic conditions that has impacted all loan portfolios.

Non-Interest Income

The following table presents a comparative summary of the major components of non-interest income for years ended December 31.

Non-Interest Income Summary:

(dollars in thousands)	2008	2007	Fav / (Unfav)%
Service charges on deposit accounts	$85,983	$94,734	$(8,751)	(9.2)%
Commissions and fees	5,159	6,583	(1,424)	(21.6)
Net derivative activities	468	423	45	10.6
Other non-interest income:
Other loan fees	5,421	4,053	1,368	33.8
Cash surrender value income	5,560	5,985	(425)	(7.1)
Mortgage banking fees and services	(135)	132	(267)	—
Other	8,977	8,567	410	4.8

Non-interest income before net gains (losses), and impairment on investment securities	111,433	120,477	(9,044)	(7.5)
Net gains (losses):
Securities related activity	1,123	(156)	1,279	—
Sale of MasterCard shares	8,690	2,653	6,037	—
Extinguishment of debt and early redemption of brokered CDs	(660)	(358)	(302)	84.4
Sale of deposits and branch facilities	—	5,637	(5,637)	(100.0)
Asset sales	(1,013)	(846)	(167)	19.7

Net gains	8,140	6,930	1,210	17.5
Impairment on investment securities	(120,711)	(47,488)	(73,223)	154.2

Total non-interest income (loss)	$(1,138)	$79,919	$(81,057)	(101.4)

Total non-interest income declined $81.1 million, to a loss of $1.1 million in 2008. The current year includes a $120.7 million write-down associated with the Corporation’s investment securities portfolio along with a $8.7 million gain from the sale of MasterCard stock. The prior year included a $47.5 million write-down of the REIT trust preferred securities portfolio along with a gain of $5.6 million associated with the sale of deposits and seven branch facilities and a $2.7 million gain from the sale of MasterCard stock. Core non-interest income, which excludes the net gains (losses) and impairment on investment securities described below, declined $9.0 million to $111.4 million in 2008.

The decline in core non-interest income was driven mainly by lower deposit fee income, which decreased $8.8 million, or 9.2%, to $86.0 million in 2008. Consumer deposit fee income declined $8.6 million and commercial deposit fee income by $139 thousand. The decline in consumer deposit fee income of $8.6 million resulted from a 3.0% decrease in the average number of demand deposit accounts outstanding in 2008 and changes in consumer behavior relating to NSF’s and the impact on NSF’s relating to the economic stimulus checks that increased average account balances. This activity has resulted in a decline in consumer NSF fee income of $5.6 million. In addition, other deposit service fees and ATM fees declined by $1.7 million, resulting mainly from the decline in the average number of accounts, the elimination of the debit card transaction fees and the reduced number of offsite ATM’s deployed in the regional market. The 2007 sale of deposits also had a negative impact on deposit fee income in 2008 of $505 thousand and is included in the decline in the consumer deposit fees. Commissions and fees declined by 21.6%, or $1.4 million, to $5.2 million in 2008 primarily due to a decline in check fee income that was negatively impacted from lower float income in 2008 and by lower sales from Provident Investment Company, the Bank’s wholly owned subsidiary which offers securities through an affiliation with a securities broker-dealer, as well as insurance products as an agent. Other loan fees increased by $1.4 million in 2008, mainly due to increased level of commercial prepayment penalty fees and personal line of credit fees. Cash surrender value income declined by $425 thousand in 2008, driven by lower investment returns on the bank-owned life insurance investments. Mortgage banking fees and services declined $267 thousand primarily due to increased amortization of mortgage servicing rights caused by lower interest rates and due to lower overall mortgage activity. Other non-interest income increased $410 thousand to $9.0 million, mainly due to increased income associated with operating leases.

The Corporation recorded $8.1 million in net gains in 2008, compared to net gains of $6.9 million in 2007. The net gains in 2008 were composed primarily of $8.7 million in gain on sale of MasterCard stock, $1.1 million related to securities related activity and $1.1 million in net losses from the disposition of loans, foreclosed property and fixed assets. In addition, the Corporation extinguished debt and had early redemption of brokered CDs that generated a net loss of $660 thousand. In 2007, the net gains were composed of primarily of $2.7 million from the sale of MasterCard stock and $5.6 million gain from the sale of deposits and the facilities of seven branches and $846 thousand in net losses from the disposition of loans, foreclosed property and fixed assets. In 2007, the Corporation extinguished debt and had early redemption of brokered CDs that generated a net loss of $358 thousand.

In 2008 and 2007, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net resulting derivative activities income was a net gain of $468 thousand for the year ending December 31, 2008, compared to a net gain of $423 thousand gain in 2007.

In 2008, the Corporation recorded a $120.7 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio, non-agency mortgage-backed portfolio and bank pooled trust preferred securities portfolio. The $120.7 million was comprised of $36.9 million in the REIT pooled trust preferred securities portfolio, $53.3 million in the non-agency mortgage-backed securities portfolio and $30.5 million in bank pooled trust preferred securities portfolio. In 2007, the Corporation recorded a $47.5 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio.

Non-Interest Expense

The following table presents a comparative summary of the major components of non-interest expense for the years ended December 31.

Non-Interest Expense Summary:

(dollars in thousands)	2008	2007	Fav / (Unfav)%
Salaries and employee benefits	$107,714	$107,667	$(47)	—%
Occupancy expense, net	23,729	23,609	(120)	(0.5)
Furniture and equipment	15,759	15,487	(272)	(1.8)
External processing fees	20,644	20,460	(184)	(0.9)
Advertising and promotion	11,826	11,467	(359)	(3.1)
Communication and postage	6,087	7,020	933	13.3
Printing and supplies	2,585	2,639	54	2.0
Regulatory fees	2,016	992	(1,024)	(103.2)
Professional services	6,595	7,655	1,060	13.8
Merger expenses	3,300	—	(3,300)	—
Restructuring activities	39	1,537	1,498	97.5
Other non-interest expense	13,435	12,556	(879)	(7.0)

Total non-interest expense	$213,729	$211,089	$(2,640)	(1.3)

Total non-interest expense increased $2.6 million, or 1.3%, to $213.7 million in 2008. The significant increases in non-interest expense in 2008 include increases of $1.0 million in regulatory fees, $3.3 million in merger related expenses along with an increase in other non-interest expense of $879 thousand. These increases were offset by declines of $933 thousand in communication and postage expense, $1.1 million in professional fees and $1.5 million in restructuring expenses.

The $47 thousand increase in salaries and benefits expense includes the impact of lower average staffing levels in 2008 of approximately 107 positions as a result of actions taken by the corporate efficiency program in 2007. The impact from lower staffing levels was offset by the 2008 annual merit increases, resulting in a base salary expense decline of $79 thousand. Salary and employee benefits expenses were positively impacted by a $793 thousand decline in pension related costs, a $234 thousand decline in incentives and $258 thousand in 401K match expense. These declines in expenses were offset by increases in stock-based payments totaling $929 thousand mainly due to stock options and restricted shares granted during the year. In addition, commission expense increased $238 thousand and deferred salary/benefit expense associated with a decline in new loan originations decreased $505 thousand. In 2007, salary and employee benefits included severance related expenses totaling $400 thousand.

Occupancy expense increased $120 thousand over 2007 to $23.7 million. The increase was due to increased rent costs of $336 thousand associated with rent escalation costs on existing leases and cost of new leased facilities. Utilities expense increased by $172 thousand in 2008, due to an expiration of a fixed rate contract. These increases were offset by lower repairs and maintenance costs along with building depreciation and leasehold amortization expense totaling $476 thousand.

Furniture and equipment expense increased $272 thousand in 2008 due to increased leased equipment depreciation of $812 thousand associated with customer operating leases, $132 thousand in equipment maintenance costs and $133 thousand in personal property taxes. These increases were partially offset by $850 thousand lower furniture and depreciation expense related to fully depreciated assets.

External processing fees increased $184 thousand as a result of an increase in contracted processing fees of $260 thousand, $182 thousand from proxy fees and $248 in unreimbursed home equity closing costs. These increases were offset by lower outsourcing fees of $188 thousand and $311 thousand in ATM related fees.

Advertising and promotion increased by $359 thousand over 2007 as a result of increased marketing campaigns to retain or grow the Corporation’s customer base.

Communications and postage declined by $933 thousand mainly due to a change in vendors and from increased use of online customer statements.

Regulatory fees increased by $1.0 million in 2008 mainly due to the expiration of a credit available for FDIC fees.

Professional services increased $1.1 million over 2007 primarily as a result of a $1.5 million increase in consulting costs associated with outsourcing of valuations of the investment securities portfolio, efficiency and revenue initiatives. In 2007, consulting costs associated with the corporate-wide efficiency program expense was $2.2 million. External audit fees increased in 2008 by $341 thousand mainly due to the increased audit costs associated with the change in audit firms. Legal costs declined by $670 thousand mainly due to the increased legal costs incurred in 2007 relating to indemnification obligations assumed in connection with the acquisition of Southern Financial Bancorp in April 2004.

In 2008 the Corporation incurred $3.3 million in merger related expenses. The merger related expenses consist of investment banker fees, legal fees and employee compensation and benefit costs agreed to in the merger agreement.

Restructuring activities costs were $39 thousand in 2008 compared to $1.5 million in 2007. These costs consisted of branch closure costs and severance costs associated with staff reductions that were incurred through actions taken by the corporate-wide efficiency program.

Other non-interest expense increased by $879 thousand from 2007 mainly as a result of increases in other real estate related expenses, operational losses and a litigation settlement, offset by a decrease in deposit intangible expense.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $4.3 million at December 31, 2008 versus $3.7 million at December 31, 2007. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In 2008, the Corporation recorded an income tax benefit of $38.6 million on a pre-tax loss of $78.0 million, an effective tax rate of 49.4%. In 2007, the Corporation recorded income tax expense of $4.6 million on pre-tax income of $36.7 million, an effective tax rate of 12.4%. The increase in the effective tax rate for 2008 was mainly due to the impacts on the effective tax rate from the pre-tax loss and the change in the corporate state income tax rate. For further detail relating to the components of the effective tax rate, refer to Note 18 of the Consolidated Financial Statements.

Consolidated Quarterly Summary Results of Operations for 2008 and 2007 (Unaudited):

(in thousands, except per share data)	2008				2007
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$76,323	$79,790	$81,179	$87,775	$94,385	$94,874	$92,960	$93,196
Interest expense	36,708	35,958	35,176	42,786	48,473	47,037	44,412	44,261

Net interest income	39,615	43,832	46,003	44,989	45,912	47,837	48,548	48,935
Provision for loan losses	21,527	6,571	6,400	3,114	10,027	7,494	4,792	1,052

Net interest income after provision for loan losses	18,088	37,261	39,603	41,875	35,885	40,343	43,756	47,883
Non-interest income (loss)	(6,884)	4,553	16,317	(15,124)	(16,338)	35,303	31,085	29,869
Non-interest expense	58,732	53,193	50,373	51,431	51,008	52,685	52,628	54,768

Income (loss) before income taxes	(47,528)	(11,379)	5,547	(24,680)	(31,461)	22,961	22,213	22,984
Income tax expense (benefit)	(20,850)	(5,987)	(4,677)	(7,058)	(15,987)	6,993	6,691	6,870

Net income (loss)	$(26,678)	$(5,392)	$10,224	$(17,622)	$(15,474)	$15,968	$15,522	$16,114

Net income (loss)	$(26,678)	$(5,392)	$10,224	$(17,622)	$(15,474)	$15,968	$15,522	$16,114
Beneficial conversion feature - preferred stock	—	—	1,463	—	—	—	—	—
Dividends - preferred stock	2,514	1,523	—	—	—	—	—	—

Net income (loss) available to common stockholders	$(29,192)	$(6,915)	$8,761	$(17,622)	$(15,474)	$15,968	$15,522	$16,114

Per share amounts:
Net income (loss) - basic	$(0.88)	$(0.21)	$0.27	$(0.56)	$(0.49)	$0.50	$0.48	$0.50
Net income (loss) - diluted	(0.88)	(0.21)	0.27	(0.56)	(0.49)	0.50	0.48	0.50

RESULTS OF OPERATIONS

For the Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Comparative Summary Statements of Income:

(dollars in thousands)	Year ended December 31,
	2007	2006	$ Variance	% Variance
Interest income	$375,415	$366,234	$9,181	2.5%
Interest expense	184,183	161,823	22,360	13.8

Net interest income	191,232	204,411	(13,179)	(6.4)
Provision for loan losses	23,365	3,973	19,392	—

Net interest income after provision for loan losses	167,867	200,438	(32,571)	(16.2)
Non-interest income, excluding gains (losses)	120,477	119,688	789	0.7
Impairment on investment securities	(47,488)	—	(47,488)	—
Net gains (losses)	6,930	(6,426)	13,356	—

Total non-interest income	79,919	113,262	(33,343)	(29.4)
Non-interest expense, excluding restructuring activities	209,552	214,579	(5,027)	(2.3)
Restructuring activities	1,537	—	1,537	—

Total non-interest expense	211,089	214,579	(3,490)	(1.6)

Income before income taxes	36,697	99,121	(62,424)	(63.0)
Income tax expense	4,567	29,118	(24,551)	(84.3)

Net income	$32,130	$70,003	$(37,873)	(54.1)

Financial Highlights

The Corporation reported net income of $32.1 million, or $1.00 per diluted share, for the year ended December 31, 2007 compared to $70.0 million, or $2.12 per diluted share, for the year ended December 31, 2006. For the year, return on assets decreased from 1.09% to 0.51% while return on common equity decreased from 10.7% to 5.0%. The financial results for 2007 were substantially impacted by the abrupt decline in residential finance and construction along with the increased competition for deposits. This and other activities presented below reflected a decline in net interest income of $13.2 million, an increase in provision for loan losses of $19.4 million and a decline in non-interest income of $33.3 million, partially offset by a decline in non-interest expense of $3.5 million and income tax expense of $24.6 million, resulting in a $37.9 million decrease in net income. During 2007, the net interest margin decreased to 3.47% from 3.64%; average total loans increased $209.2 million or 5.6%; average customer deposits increased slightly by $11.3 million or 0.3% while asset quality declined slightly as non-performing assets increased to 0.80% of loans and charge-offs to average loans were 0.34% for the year. Earnings for 2007 and 2006 include the following significant transactions and are included in the subsequent discussions regarding the results of operations:

•	Write downs of Investment securities: In 2007, the Corporation recorded a $47.5 million pre-tax write-down relating to its $105.0 million REIT trust preferred securities portfolio. The write-down was based on the Corporation’s analysis of the individual securities’ credit risk surrounding the residential mortgage and homebuilding industries and the resulting risk with respect to collection of future interest or principal payments on these securities.

•	Loan loss provision: The provision for loan losses was $23.4 million for the year ending December 31, 2007 compared to $4.0 million for the year ending December 31, 2006. The $19.4 million growth in the provision for loan loss in 2007 was the result of loan growth, increased net charge-offs, higher delinquencies and non-performing assets along with the potential for a higher level of non-performing loans.

•	State income tax: In November 2007, the Maryland State Legislature enacted an increase in the corporate state tax rate from 7.00% to 8.25%. As a result, the Corporation adjusted the value of its deferred tax asset for the utilization of the net operating loss carryforwards in future periods and for the change in the corporate state tax rate, resulting in a decline in income tax expense of $1.3 million.

•	Corporate-wide efficiency program: During 2007, the Corporation implemented a corporate-wide efficiency and infrastructure initiative that was focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model. The Corporation incurred $3.7 million of expense relating to this initiative for consulting costs and restructuring costs.

•	Gain on sale of branches and deposits: During 2007, the Corporation closed seven branches and sold one branch facility. The sale of the branch facility resulted in a $767 thousand pretax gain. During the third quarter of 2007, the Corporation sold the deposits and facilities of six branches to Union Bankshares Corporation for a pretax gain totaling $4.9 million.

•	Securities and debt reduction: In the fourth quarter 2006, the Corporation completed a security sale and debt restructuring transaction that incurred a $8.1 million pretax loss.

The financial results in 2007 reflected the impact of the significant activity discussed above but it also included the successful efforts from all lines of business to produce strong growth in relationship-based loans, maintain customer deposits in a competitive deposit market and increase core fee income.

Net Interest Income

The net interest margin, on a tax-equivalent basis, decreased 17 basis points to 3.47% from 3.64% in 2006. The decline was primarily caused by the shift in deposit mix as customers moved balances away from lower yielding checking and savings accounts to higher yielding certificates of deposit and the impact from competition on rates paid on deposits. The deposit mix change and the rates paid on deposits were primarily due to the yield curve environment and the intense competition for deposits. Over this period, the Corporation’s customers were taking advantage of the higher deposit rates associated with certificates of deposit. The favorable yield impact of replacing lower yielding net interest-earning wholesale assets with higher yielding assets was offset by the negative impact from the change in deposit mix. In the fourth quarter of 2006, a securities and debt restructuring transaction occurred and mitigated some of the impact on the net interest margin caused by the change in deposit mix. Year over year average earning assets declined slightly to $5.6 billion as a result of strong internally generated loan growth being more than funded by the planned reductions in wholesale assets. The net loan growth of $291.1 million in relationship-based loans was offset by planned reductions of $81.9 million in originated and acquired loans and a $272.9 million reduction in investment securities. The yields on investments and loans grew 30 and 14 basis points, respectively. The yield increase in the loan and investment portfolios resulted from the increase in year over year market interest rates and the composition of these portfolios. Interest-bearing liabilities declined by $18.0 million while the average rate paid increased by 47 basis points. The increase in the average rate paid was primarily due to the shift in deposit mix in addition to the rise in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and long-term debt. Interest expense was also negatively impacted by a $64.0 million decline in average noninterest-bearing demand deposit balances during the year as customers shifted their deposits to interest-bearing deposits.

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

Provision for Loan Losses

The provision for loan losses was $23.4 million for the year ending December 31, 2007 compared to $4.0 million for the year ending December 31, 2006. The $19.4 million growth in the provision for loan loss in 2007 was the result of the weakening local residential housing sector, increased net charge-offs and non-performing assets along with overall loan growth. In 2007, net charge-offs were $13.3 million, or 0.34% of average loans, compared to $4.4 million, or 0.12% of average loans, in 2006. The increase reflected a $4.1 million charge-off of a fraudulent commercial business loan and a $3.5 million charge-off of a long-term non-performing commercial business loan. In addition, net charge-offs in the consumer loans portfolio increased $1.5 million over 2006. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.25% in 2007, compared to 0.16% in 2006. Total commercial loan net charge-offs as a percentage of average commercial loans were 0.40%, an increase from 0.08% in 2006. The increase in charge-offs in both the consumer and commercial portfolios were reflection of the weakening regional housing market and the impact of the two significant charge-offs in the commercial business portfolio.

Non-Interest Income

Total non-interest income declined $33.3 million, or 29.4%, to $79.9 million in 2007. The year ending December 31, 2007 included a $47.5 million write-down of the Corporation’s $105.0 million REIT trust preferred portfolio along with a $5.6 million gain from the sale of deposits and seven branch facilities. Included in net gains (losses) for 2006 is an $8.1 million loss from the security sale and debt restructuring transaction that occurred in the fourth quarter of 2006. Core non-interest income, which excludes the net gains (losses), impairment on investment securities and net derivative activities described below, increased $736 thousand to $120.1 million in 2007.

The improvement in core non-interest income was driven by higher deposit fee income, which increased $1.1 million, or 1.2%, to $94.7 million in 2007. The increase in deposit fee income reflected changes made in the Corporation’s product suite that resulted in increases in consumer deposit fees of $706 thousand and commercial deposit fees of $668 thousand for 2007. The 2007 sale of deposits had a negative impact on deposit fee income of $264 thousand. Commissions and fees improved 7.4%, or $451 thousand, to $6.6 million in 2007 primarily due to increased sales by Provident Investment Company. Cash surrender value income declined by $1.2 million in 2007, driven by a bank-owned life insurance death benefit of $1.3 million in 2006. Mortgage banking fees and services declined primarily due to lower overall mortgage activity. Other non-interest income increased $579 thousand to $8.6 million, due to increased income associated with operating lease income and commercial transaction fees.

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

In 2007 and 2006, certain derivative transactions did not qualify for hedge accounting treatment and as a result, the gains and losses associated with these derivatives were recorded in non-interest income. The net cash settlement also related to these derivatives which represents interest income and expense on non-designated interest rate swaps was recorded as part of non-interest income. The resulting net derivative activities income was net gain of $423 thousand for the year ending December 31, 2007, compared to a net gain of $370 thousand gain in 2006.

During 2007, the Corporation recorded a $47.5 million impairment of its $105.0 million REIT trust preferred securities portfolio. The impairment was based on declines in recent dealer quotes, severe downgrades from the rating agencies and based on the Corporation’s analysis of the individual securities’ credit risk surrounding the residential mortgage and homebuilding industries which created increased risk with respect to collection of future interest or principal payments.

Non-Interest Expense

Total non-interest expense declined $3.5 million, or 1.6%, to $211.1 million in 2007. The significant declines in non-interest expense in 2007 included declines of $4.2 million in salaries and employee benefits and $3.1 million in other non-interest expense. These declines were partially offset by increases in professional services totaling $2.4 million and $1.5 million in restructuring activities costs.

The $4.2 million decrease in salaries and benefits was driven primarily by lower average staffing levels of approximately 170 positions over the 12 months of 2007 as a result of actions taken by the corporate efficiency program. Base salary expense declined $3.3 million due to the lower number of full time equivalent employees concentrated in the consumer banking and organizational support groups, partially offset by annual merit increases. Salary and employee benefits expense were also positively impacted by a $1.6 million decline in health care costs and $399 thousand in payroll taxes. These declines in expenses were partially offset by increases in stock-based payments totaling $829 thousand due to stock options and restricted shares granted during 2007. In addition, pension expense increased $858 thousand and the Corporation’s 401K match increased by $211 thousand in 2007.

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

Refer to Note 1 of the Consolidated Financial Statements on page 68.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

See “Risk Factors” on page 12 and “Risk Management” on page 44 and refer to the disclosures on derivatives and investment securities in Item 8—Financial Statements and Supplementary Data contained below.

Item 8.	Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Provident Bankshares Corporation and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provident Bankshares Corporation Baltimore, Maryland

We have audited the accompanying consolidated statement of condition of Provident Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Provident Bankshares Corporation

Baltimore, Maryland

We have audited the internal control over financial reporting of Provident Bankshares Corporation and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated March 10, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 157, “Fair Value Measurements”.

/s/ Deloitte & Touche LLP

Baltimore, Maryland

March 10, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Provident Bankshares Corporation:

We have audited the accompanying consolidated statement of condition of Provident Bankshares Corporation and subsidiaries (“Corporation”) as of December 31, 2007 and the related consolidated statements of income, changes in stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Provident Bankshares Corporation and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in the summary of significant accounting policies accompanying the consolidated financial statements, the Corporation changed its method of accounting for share-based compensation with the adoption, effective January 1, 2006, of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment,” and its method of accounting for defined benefit pension and other postretirement plans as of December 31, 2006, in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”

/s/ KPMG LLP

Baltimore, Maryland

February 29, 2008

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Condition

(dollars in thousands, except share amounts)	December 31,
	2008	2007
Assets:
Cash and due from banks	$117,345	$140,348
Short-term investments	1,096	1,970
Mortgage loans held for sale	1,728	8,859
Securities available for sale	1,077,299	1,421,299
Securities held to maturity	297,043	47,265
Loans	4,356,798	4,215,326
Less allowance for loan losses	73,098	55,269

Net loans	4,283,700	4,160,057

Premises and equipment, net	62,923	59,979
Accrued interest receivable	25,666	33,883
Goodwill	255,330	253,906
Intangible assets	4,886	6,152
Other assets	432,832	331,328

Total assets	$6,559,848	$6,465,046

Liabilities:
Deposits:
Noninterest-bearing	$652,816	$676,260
Interest-bearing	4,099,888	3,503,260

Total deposits	4,752,704	4,179,520

Short-term borrowings	380,788	861,395
Long-term debt	679,409	771,683
Accrued expenses and other liabilities	75,874	96,677

Total liabilities	5,888,775	5,909,275

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred Stock (par value $1,000) authorized 5,000,000 shares; issued 200,900 shares at December 31, 2008, liquidation preference $1,000 per share	187,946	—
Common stock (par value $1.00) authorized 100,000,000 shares; issued 33,510,889 and 31,621,956 shares at December 31, 2008 and 2007, respectively	33,511	31,622
Additional paid-in capital	376,234	347,603
Retained earnings	178,027	244,723
Net accumulated other comprehensive loss	(104,645)	(68,177)

Total stockholders’ equity	671,073	555,771

Total liabilities and stockholders’ equity	$6,559,848	$6,465,046

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Operations

(dollars in thousands, except per share data)	Year ended December 31,
	2008	2007	2006
Interest Income:
Loans, including fees	$242,354	$283,573	$263,356
Investment securities	76,161	84,679	97,420
Tax-advantaged loans and securities	6,476	6,943	5,040
Short-term investments	76	220	418

Total interest income	325,067	375,415	366,234

Interest Expense:
Deposits	108,438	108,948	82,907
Short-term borrowings	13,119	31,630	35,551
Long-term debt	29,071	43,605	43,365

Total interest expense	150,628	184,183	161,823

Net interest income	174,439	191,232	204,411
Provision for loan losses	37,612	23,365	3,973

Net interest income after provision for loan losses	136,827	167,867	200,438

Non-Interest Income (Loss):
Service charges on deposit accounts	85,983	94,734	93,624
Commissions and fees	5,159	6,583	6,132
Impairment on investment securities	(120,711)	(47,488)	—
Net gains (losses)	8,140	6,930	(6,426)
Net derivative activities	468	423	370
Other non-interest income	19,823	18,737	19,562

Total non-interest income (loss)	(1,138)	79,919	113,262

Non-Interest Expense:
Salaries and employee benefits	107,714	107,667	111,873
Occupancy expense, net	23,729	23,609	23,217
Furniture and equipment expense	15,759	15,487	15,604
External processing fees	20,644	20,460	20,531
Merger expense	3,300	—	—
Restructuring activities	39	1,537	—
Other non-interest expense	42,544	42,329	43,354

Total non-interest expense	213,729	211,089	214,579

Income (loss) before income taxes	(78,040)	36,697	99,121
Income tax expense (benefit)	(38,572)	4,567	29,118

Net income (loss)	$(39,468)	$32,130	$70,003

Net income (loss)	$(39,468)	$32,130	$70,003
Beneficial conversion feature - preferred stock	1,463	—	—
Preferred stock dividend and amortization of preferred stock discount	4,037	—	—

Net income (loss) available to common stockholders	$(44,968)	$32,130	$70,003

Net Income (Loss) Per Share Amounts:
Basic	$(1.38)	$1.00	$2.14
Diluted	$(1.38)	$1.00	$2.12

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity and Comprehensive Income (Loss)

(in thousands, except per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity
Balance at December 31, 2005	$—	$32,933	$393,555	$221,290	$(17,283)	$630,495
Net income	—	—	—	70,003	—	70,003
Other comprehensive income (loss), net of tax:
Net unrealized gain on debt securities, net of reclassification adjustment	—	—	—	—	5,783	5,783
Net loss on derivatives	—	—	—	—	(614)	(614)

Total comprehensive income						75,172
Adjustment to initially apply SFAS No. 158, net of tax	—	—	—	—	(9,993)	(9,993)
Common dividends paid ($1.17 per share)	—	—	—	(38,413)	—	(38,413)
Exercise of stock options and restricted stock (530,001 shares, 62,021 restricted shares)	—	592	14,543	—	—	15,135
Application of SFAS No. 123(R) to stock-based compensation	—	—	463	—	—	463
Purchase of treasury shares (1,091,753 shares)	—	(1,092)	(38,136)	—	—	(39,228)

Balance at December 31, 2006	—	32,433	370,425	252,880	(22,107)	633,631
Net income	—	—	—	32,130	—	32,130
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	—	(50,875)	(50,875)
Net gain on derivatives	—	—	—	—	4,462	4,462
Net impact of postretirement plans under SFAS No. 158					343	343

Total comprehensive loss						(13,940)
Common dividends paid ($1.25 per share)	—	—	—	(40,287)	—	(40,287)
Exercise of stock options and restricted stock (124,123 shares, 60,384 restricted shares)	—	184	4,611	—	—	4,795
Application of SFAS No. 123(R) to stock-based compensation	—	—	860	—	—	860
Purchase of treasury shares (995,938 shares)	—	(995)	(28,293)	—	—	(29,288)

Balance at December 31, 2007	—	31,622	347,603	244,723	(68,177)	555,771
Net loss	—	—	—	(39,468)	—	(39,468)
Other comprehensive income (loss), net of tax:
Net unrealized loss on debt securities, net of reclassification adjustment	—	—	—	—	(28,799)	(28,799)
Net gain on derivatives	—	—	—	—	688	688
Net impact of postretirement plans under SFAS No. 158	—	—	—	—	(8,357)	(8,357)

Total comprehensive loss						(75,936)
Common dividends paid ($0.66 per share)	—	—	—	(21,268)	—	(21,268)
Convertible non-cumulative preferred stock dividends paid ($54.72 per share)	—	—	—	(4,220)	—	(4,220)
Preferred stock dividend and amortization of preferred stock discount (1)	—	—	291	(1,280)	—	(989)
Cumulative change in accounting principle for split dollar life insurance policies	—	—	—	(460)	—	(460)
Exercise of stock options and restricted stock (9,450 shares, 294,348 restricted shares)	—	303	1,508	—	—	1,811
Application of SFAS No. 123(R) to stock-based compensation	—	—	1,220	—	—	1,220
Common stock issuance (1,422,110 shares)	—	1,422	11,687	—	—	13,109
Convertible non-cumulative preferred stock issuance (51,215 shares) net of issuance costs and the beneficial conversion feature	51,215	—	(510)	—	—	50,705
Preferred stock conversion (172,856 shares)	(1,815)	173	1,642	—	—	—
Issuance of preferred stock and common stock warrant (151,500 shares)	138,546	—	12,954	—	—	151,500
Purchase of treasury shares (9,831 shares)	—	(9)	(161)	—	—	(170)

Balance at December 31, 2008	$187,946	$33,511	$376,234	$178,027	$(104,645)	$671,073

(1)	Non-cash dividends represents amortization of discount associated with stock warrant attached to preferred stock at time of issuance. For further information see Note 13 in the Consolidated Financial Statements.

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)	Year ended December 31,
	2008	2007	2006
Operating Activities:
Net income (loss)	$(39,468)	$32,130	$70,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,709	18,877	23,082
Provision for loan losses	37,612	23,365	3,973
Provision for deferred income tax (benefit)	(47,657)	(25,797)	933
Impairment on investment securities	120,711	47,488	—
Net (gains) losses	(8,140)	(1,293)	6,426
Gain on sale of branches and deposits	—	(5,637)	—
Net derivative activities	(468)	(423)	(370)
Originated loans held for sale	(69,404)	(110,191)	(106,186)
Proceeds from sales of loans held for sale	76,888	112,555	104,315
Merger expense and restructuring activities	3,339	1,537	—
Cash payments for restructuring activities	(167)	(994)	—
Share based payments	3,140	2,292	1,395
Preferred dividends declared and unpaid	(989)	—	—
Net increase in accrued interest receivable and other assets	(39,183)	(2,029)	(19,073)
Net increase in accrued expenses and other liabilities	29,004	7,356	1,994

Total adjustments	121,395	67,106	16,489

Net cash provided by operating activities	81,927	99,236	86,492

Investing Activities:
Principal collections and maturities of securities available for sale	117,430	145,297	215,453
Principal collections and maturities of securities held to maturity	3,278	52,048	25,759
Proceeds from sales of securities available for sale	1,123	108,238	416,269
Sale of MasterCard shares	8,690	2,653	—
Purchases of securities available for sale	(196,499)	(225,008)	(418,707)
Purchases of securities held to maturity	—	—	(19,016)
Loan originations and purchases less principal collections	(158,514)	(362,825)	(176,750)
Purchases of premises and equipment	(16,856)	(9,510)	(15,910)
Sale of branch facility	—	3,867	—

Net cash provided (used) by investing activities	(241,348)	(285,240)	27,098

Financing Activities:
Net increase in deposits	519,023	99,011	15,977
Net (decrease) increase in short-term borrowings	(480,607)	202,508	11,135
Proceeds from long-term debt	90,000	320,000	655,000
Payments and maturities of long-term debt	(230,164)	(377,184)	(748,485)
Net proceeds from issuance of subordinated debt	47,731	—	—
Proceeds from exercise of stock options	127	3,363	14,203
Net proceeds from issuance of common stock	13,110	—	—
Net proceeds from issuance of preferred stock	200,742	—	—
Tax (expenses) benefits associated with share based payments	(223)	287	2,667
Purchase of treasury stock	(170)	(29,288)	(39,228)
Cash dividends paid on common stock	(21,268)	(40,287)	(38,413)
Cash dividends paid on preferred stock	(2,757)	—	—

Net cash provided (used) by financing activities	135,544	178,410	(127,144)

Decrease in cash and cash equivalents	(23,877)	(7,594)	(13,554)
Cash and cash equivalents at beginning of period	142,318	149,912	163,466

Cash and cash equivalents at end of period	$118,441	$142,318	$149,912

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$85,503	$106,547	$105,935
Income taxes paid	16,697	26,844	26,226
Net securities available for sale transferred to held to maturity	346,731	—	—
Beneficial conversion feature - preferred stock	1,463	—	—
Impairment of premises and equipment	267	396	—

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to the Consolidated Financial Statements

December 31, 2008

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

Principles of Consolidation and Basis of Presentation

The Consolidated Financial Statements include the accounts of the Corporation and its wholly owned subsidiary, Provident Bank and its subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. Certain prior years’ amounts in the Consolidated Financial Statements have been reclassified to conform to the presentation used for the current year. These reclassifications have no effect on previously reported net income.

Use of Estimates

The Consolidated Financial Statements of the Corporation are prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value associated with other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, stock-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s Consolidated Financial Statements.

Investment Securities

The Corporation classifies investments as either held to maturity or available for sale at the time of purchase. Securities that the Corporation has the intent and ability to hold to maturity are classified as held to maturity and are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Securities that the Corporation intends to hold for an indefinite period of time, but may sell to respond to changes in risk reward profiles, interest rates, prepayment risks, liquidity needs or other similar factors, are classified as available for sale. Available for sale securities are reported at fair value with any unrealized appreciation or depreciation in value reported net of tax as a separate component of stockholders’ equity as net accumulated other comprehensive income (loss) (“OCI”). Gains and losses from the sales of securities are recognized by the specific identification method and are reported in net gains (losses).

Other Than Temporary Impairment of Investment Securities

Securities are evaluated quarterly to determine whether a decline in their value is other than temporary. Management utilizes criteria such as the magnitude and duration of the decline, in addition to the reasons underlying the decline, to determine whether the loss in value is other than temporary, such as the ability to collect amounts due per the contractual terms of the investment security agreement. The term “other than temporary” is not intended to indicate that the decline in value is permanent. It indicates that the prospects for a near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Once a decline in value is determined to be other than temporary, the value of the security is reduced and a corresponding charge to earnings is recognized. Further information on the details of the other than temporary impairment assessments are contained in Note 4 of these Consolidated Financial Statements.

Mortgage Loans Held for Sale

The Corporation underwrites and originates mortgage loans with the intent to sell them. A contract exists between the Corporation and a third party in which the third party processes the loan then purchases the settled loan at a set amount. Amounts reflected as loans held for sale bear no market risk with regard to their sale price as the third party purchases the loans at their face amount, and are carried at cost. Net fee income is recognized in net gains (losses). During the years ending December 31, 2008 and 2007, the Corporation did not retain any servicing on mortgage loans sold to third parties.

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

Consumer credit secured by residential property is evaluated for collectibility at 120 days past due. If the loan is in a first lien position and the ratio of the loan balance to net fair value exceeds 84%, the loan is placed on non-accrual status and all accrued but unpaid interest is reversed against interest income. If the loan is in a junior lien position, all other liens are considered in calculating the loan to value ratio. With limited exceptions, no loan continues to accrue interest after reaching 210 days past due. Charge-offs of delinquent loans secured by residential real estate are recognized when losses are reasonably estimable and probable. Generally, no later than 180 days delinquent, any portion of an outstanding loan balance in excess of the collateral’s net fair value is charged-off. Subsequent to any partial charge-offs, loans are carried on non-accrual status until the collateral is liquidated or the loan is charged-off in its entirety. Loans with partial charge-offs are periodically evaluated to determine whether additional charge-offs are warranted. Upon liquidation of the property, any deficiencies between proceeds and the recorded balance of the loan result in additional charge-offs. Generally, closed-end consumer loans secured by non-residential collateral that become 120 days past due are charged-off down to their net fair value. Unsecured open-end consumer loans are charged-off in full at 120 days past due.

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

In cases where a borrower experiences financial difficulties and the Corporation makes certain concessionary modifications to contractual terms, the loan is classified as a restructured loan. Loans restructured at a rate equal to or greater than that of a new loan with comparable risk at the time the contract is modified may cease to be considered impaired loans in the calendar years subsequent to the restructuring. Generally, a non-accrual loan that is restructured remains on non-accrual status for a period of six months to demonstrate that the borrower can meet the restructured terms. However, performance prior to the restructuring, or significant events that coincide with the restructuring, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of restructuring or after a shorter performance period. If the borrower’s ability to meet the revised payment schedule is uncertain, the loan remains classified as a non-accrual loan.

An analysis of impaired loans is incorporated in the evaluation of the allowance for loan losses. Collections of interest and principal on all impaired loans are generally applied as a reduction to the outstanding principal balance of the loan. Once future collectibility has been established, interest income may be recognized on a cash basis.

Allowance for Loan Losses

The Corporation maintains an allowance for loan losses (“the allowance”), which is intended to be management’s best estimate of probable inherent losses in the outstanding loan portfolio. The allowance is reduced by charge-offs and is increased by the provision for loan losses and recoveries of previous losses. The provisions for loan losses are charges to earnings to bring the total allowance to a level considered necessary by management.

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

Management believes that it uses relevant information available to make determinations about the allowance and that it has established its existing allowance in accordance with GAAP. If circumstances differ substantially from the assumptions used in making determinations, adjustments to the allowance may be necessary and results of operations could be affected. Because events affecting borrowers and collateral cannot be predicted with certainty, there can be no assurance that increases to the allowance will not be necessary should the quality of the loan portfolio deteriorate.

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

The Corporation leases small office, medical and construction equipment to customers and accounts for the leases as operating leases. The equipment is reflected as premises and equipment on the Consolidated Statements of Condition. Operating lease rental income is recognized on a straight-line basis and reflected as other non-interest income in the Consolidated Statements of Operations. Related depreciation expense is recorded on a straight-line basis over the life of the lease, taking into account the estimated residual value of the leased asset. On a periodic basis, leased assets are reviewed for impairment. Impairment losses are recognized if the carrying amount of leased assets exceeds fair value and is not recoverable and reflected as net gains (losses). The carrying amount of leased assets is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the lease payments and the estimated residual value upon the eventual disposition of the equipment.

Residual Values

Lease financing provided by the Corporation involves the use of estimated residual values of the leased assets. Significant assumptions used in estimating residual values include estimated cash flows over the remaining lease term and results of future re-marketing. Periodically, the residual values associated with these leases are reviewed for impairment. Impairment losses, which are charged to non-interest income, are recognized if the carrying amount of the residual values exceeds the fair value and is not recoverable.

Goodwill and Intangible Assets

For acquisitions, the Corporation records the assets acquired, including identified intangible assets, and liabilities assumed at their fair value, which in many instances involves estimates based on third party valuations, such as appraisals, or valuations based on discounted cash flow analyses or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization period for such intangible assets. These estimates also include the establishment of various accruals and allowances based on planned facilities dispositions and employee severance considerations, among other acquisition-related items. In addition, purchase acquisitions typically result in goodwill, which represents the excess of the purchase price over the fair value of the net assets acquired by the Corporation. Goodwill is tested at least annually for impairment unless certain events occur that could reduce the fair value of the reporting units. Such tests involve the use of estimates and assumptions. Intangible assets other than goodwill, such as deposit-based intangibles, which are determined to have finite lives are amortized over their estimated useful lives which is approximately 8 years.

Mortgage Servicing Rights

Mortgage servicing rights are reflected as a separate asset when the rights are acquired through the sale or purchase of financial assets, such as mortgage loans. Loans sold have a portion of the cost of originating the loan allocated to the servicing right based on the relative fair value which is based on the market prices for comparable mortgage servicing contracts or a valuation model that calculates the present value of estimated future servicing income. The valuation model incorporates assumptions such as cost to service, discount rate, ancillary income, prepayment speeds and default rates and losses. Capitalized servicing rights are reported in other assets and are amortized into non-interest income in proportion to, and over the period of, estimated future net servicing income of the underlying financial assets. Servicing fee income, which is fees earned for servicing loans, is based on a contractual percentage of the outstanding principal or a fixed amount per loan and is recorded as earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Servicing rights are evaluated for impairment on a periodic basis based on the fair value of the rights compared to the amortized cost. Impairment and any subsequent recovery is recognized through an adjustment to non-interest income.

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

Variable Interest Entities

The Corporation holds variable interests of less than 50% in certain special purpose entities formed to provide affordable housing. At December 31, 2008, the Corporation had invested $27.3 million in these entities. These investments in low income housing provide the Corporation with certain guaranteed tax credits and other related tax benefits which offset amortization of the invested amounts over the life of the tax credits. The Corporation completed an analysis of its low income housing investments and concluded that consolidation is not required, as the Corporation is not the primary beneficiary in these arrangements.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period indicated by the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. The judgment about the level of future taxable income is dependent to a great extent on matters that may at least in part, be beyond the Bank’s control. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense of the Consolidated Statements of Operations.

Derivative Financial Instruments

The Corporation uses various derivative financial instruments as part of its interest rate risk management strategy to mitigate the exposure to changes in market interest rates. The derivative financial instruments used separately or in combination are interest rate swaps and caps. Derivative financial instruments are required to be measured at fair value and recognized as either assets or liabilities in the financial statements. Fair value represents the payment the Corporation would receive or pay if the item were sold or bought in a current transaction. Fair values are generally based on market quotes and are adjusted to incorporate a credit valuation adjustment for each counterparty to the transaction. The accounting for changes in fair value (gains or losses) of a derivative is dependent on whether the derivative is designated and qualifies for “hedge accounting.” In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), the Corporation assigns derivatives to one of these categories at the purchase date: fair value hedge, cash flow hedge or non-designated derivative. SFAS No. 133 requires an assessment of the expected and ongoing hedge effectiveness of any derivative designated a fair value hedge or cash flow hedge. Derivatives are included in other assets and other liabilities in the Consolidated Statements of Condition.

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

Non-Designated Derivatives—Certain economic hedges are not designated as cash flow or as fair value hedges for accounting purposes. As a result, changes in the fair value are recorded in non-interest income in the Consolidated Statements of Operations. Interest income or expense related to non-designated derivatives is also recorded in non-interest income.

All qualifying relationships between hedging instruments and hedged items are fully documented by the Corporation. Risk management objectives, strategies and the projected effectiveness of the chosen derivatives to hedge specific risks are also documented. At inception of the hedging relationship and periodically as required under SFAS No. 133, the Corporation evaluates the effectiveness of its hedging instruments. For derivatives qualifying for hedge accounting, a quantitative assessment of the effectiveness of the hedge is required at each reporting date. The Corporation performs effectiveness testing quarterly for all of its hedges. The Corporation uses benchmark interest rates such as LIBOR to hedge the interest rate risk associated with interest-earning assets or interest-bearing liabilities. Using benchmark rates and complying with specific criteria set forth in SFAS No. 133, the Corporation has concluded that for qualifying hedges, changes in fair value or cash flows that are attributable to risks being hedged will be highly effective at the hedge’s inception and on an ongoing basis.

When it is determined that a derivative is not, or ceases to be effective as a hedge, the Corporation discontinues hedge accounting prospectively. When a fair value hedge is discontinued due to ineffectiveness, the Corporation continues to carry the derivative on the Consolidated Statements of Condition at its fair value as a non-designated derivative, but discontinues marking-to-market the hedged asset or liability for changes in fair value. Any previous mark-to-market adjustments recorded to the hedged item are amortized over the remaining life of the asset or liability. All ineffective portions of fair value hedges are reported in and affect net income immediately. When a cash flow hedge is discontinued due to termination of the derivative, the Corporation continues to carry the previous mark-to-market adjustments in accumulated OCI and recognizes the amount into earnings in the same period or periods during which the hedged item affects earnings. If the cash flow hedge is discontinued due to ineffectiveness, the derivative would be considered a non-designated hedge and would continue to be marked-to-market in the Consolidated Statements of Condition as an asset or liability, in the Consolidated Statements of Operations with any changes in the mark-to-market recorded through current period earnings and not through OCI.

Counter-party credit risk associated with derivatives is controlled by dealing with well-established brokers that are highly rated by credit rating agencies and by establishing exposure limits for individual counter-parties. Market risk on interest rate swaps is minimized by using these instruments as hedges and by continually monitoring the positions to ensure ongoing effectiveness. Credit risk is controlled by entering into bilateral collateral agreements with brokers, in which the parties pledge collateral to indemnify the counter-party in the case of default. Each counterparty is analyzed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered: the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity. The Corporation’s hedging activities and strategies are monitored by the Bank’s Asset / Liability Committee (“ALCO”) as part of its oversight of the treasury function.

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

The discount rate determines the present value of future benefit obligations. At December 31, 2008, the discount rate used for the 2008 year-end disclosure and the expense in the upcoming year was determined by constructing a hypothetical bond portfolio whose cash flows from bonds that are currently available that have coupon rates and maturities that match the year-by-year projected benefit cash flow from the Corporation’s qualified pension plan. The hypothetical bond portfolio uses available bonds with a quality rating of AA or higher under either Moody’s or Standard & Poor’s. Callable bonds are eliminated with the exception of those that issuers may call at par plus a premium, as these bonds would be prohibitively expensive for an issuer to call. Cash flows from the bonds may exceed the projected benefits for a particular period. Such excesses are used to meet future cash flow needs in the succeeding year and are assumed to be reinvested at the one-year forward rates.

Any excess of the fair market value of the plan assets over the projected benefit obligation of a plan are reflected as an asset in the Corporation’s Consolidated Statements of Condition. Projected benefit obligations in excess of the fair market value of plan assets are recognized as an accrued liability. Assets and liabilities from each separate plan are not netted and are reflected separately in the Corporation’s Consolidated Statements of Condition.

Statement of Cash Flows

For purposes of reporting cash flows, cash equivalents are composed of cash and due from banks and short-term investments.

Recent Accounting Developments

Effective January 1, 2008, the Corporation adopted the Emerging Issues Task Force (“EITF”) No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). The issue addresses the accounting for the liability and related compensation costs for endorsement split-dollar life insurance arrangements that provide benefits to employees that extend to postretirement periods. The Corporation has split-dollar arrangements that provide certain postretirement death benefits to certain employees. Under the provisions of EITF 06-4, the application of this guidance was recognized through a $460 thousand cumulative adjustment of beginning retained earnings.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which will be effective for fiscal years and interim periods beginning after November 15, 2008. The statement amends and expands the disclosure requirements of SFAS No. 133 to provide an enhanced understanding of an entity’s uses of derivative instruments, how the derivatives are accounted for and how the derivatives instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. The application of this guidance does not impact the operational results of the Corporation. The disclosure requirements are reflected in Note 14 to the Consolidated Financial Statements.

In June 2008, the FASB issued FASB staff position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which will be effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. This FSP requires unvested share-based payments to entitled employees that receive nonrefundable dividends to be considered participating securities. The Corporation has determined that the amounts are immaterial with respect to the calculation of earnings per share.

In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarifications of the Effective Date of FASB Statement No. 161” (“FSP FAS 133-1 and FIN 45-4”), which will be effective for reporting periods ending after November 15, 2008. This FSP requires disclosures by sellers of credit derivatives, including credit derivatives embedded in hybrid instruments, additional disclosures concerning the current status of the payment/performance risk of a guarantee and provides clarification concerning the FASB’s intent regarding the effective date of FASB No.161. This will result in additional disclosures in the Corporation’s financial statements.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is not Active”(“FSP FAS 157-3”), which was effective upon the date of issuance, including prior periods for which financial statements have not been issued. This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides illustrative examples regarding key considerations in determining the fair value of financial assets when the market for that asset is not considered active. The Corporation has evaluated this guidance and has incorporated the clarifications in its fair value measurement process for the year ended December 31, 2008. Further information on the Corporation’s fair value process is contained in Note 2.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities”. This guidance accelerates the requirement to provide disclosures that are similar to those proposed in the pending amendments to Statement 140 and Interpretation 46(R). This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities (“VIEs”), including qualifying special-purpose entities (“QSPEs”). The FSP introduces disclosure objectives that financial statement preparers must consider when preparing their disclosures. Public companies are required to provide the additional disclosures in their first reporting period (interim or annual) that ends after December 15, 2008. Calendar year-end public companies must provide the required disclosures in their December 31, 2008 annual filings. The disclosures are required in all subsequent annual and quarterly financial statements. The Corporation has determined that this guidance will not result in any additional required disclosures to the Consolidated Financial Statements.

In January 2008, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20”. This FSP amends the impairment guidance in EITF No.99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment (“OTTI”) has occurred. The FSP also retains and emphasizes the objective of the OTTI assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance. This guidance has been incorporated into the Corporation’s OTTI review process at December 31, 2008. Refer to Note 4 to the Consolidated Financial Statements for further discussions of the OTTI assessment and the impact on the results of operations of the Corporation.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements. Under FASB Staff Position No. 157-2, portions of SFAS No. 157 have been deferred until years beginning after November 15, 2008 for all nonfinancial assets and nonfinancial liabilities recognized or disclosed at fair value in the financial statement on a recurring basis. Therefore, the Corporation has partially adopted the provisions of SFAS No. 157.

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

Fair Value Process

The Corporation has established a well documented process for determining fair value. Fair value may be based on quoted market prices in an active market when available, or through inputs obtained from third party pricing service and internally validated for reasonableness prior to being used in the Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including conducting follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data that is considered includes, but is not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

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

Beginning in the third quarter of 2008, the Corporation no longer included FHLB stock in the SFAS No. 157 disclosure due to FHLB stock being recorded at cost. Also, beginning in the third quarter of 2008, the Corporation began categorizing U.S. agency backed mortgage securities as Level 2 within the valuation hierarchy because it was concluded that the fair values for these securities were based on Level 2 inputs.

Fair value of investment securities is based on quoted active market prices, when available. If listed prices or active market quotes are not available, fair value may be based on fair value models that use market observable or independently sourced market input data. Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current or pricing variations are significant. The Corporation uses inputs provided by an independent third party pricing service in establishing the fair value measurement for this security type and the prices are non-binding. Management validates the inputs received in determining fair value. The securities are priced using a market pricing approach, which combines the use of an independent third party pricing service’s proprietary pricing models with inputs such as spreads to benchmarks, prepayment speeds, loss, and recovery and default rates that are implied by market prices for similar securities and collateral structure types.

Derivatives

The Corporation’s open derivative positions are considered within Level 2 of the valuation hierarchy. Open derivative positions are valued using a third party developed model that uses as its basis observable market data or inputs provided by the third party and validated by management. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be observable. Exchange-traded derivatives, if applicable, are valued using quoted prices and classified within Level 1 of the valuation hierarchy. At December 31, 2008, the Corporation did not have any exchange-traded derivatives.

The derivative financial instruments valued at fair value at December 31, 2008 incorporate a credit valuation adjustment in the valuation of the financial instrument. An analysis of each counterparty was performed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered: the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Financial Instruments at Fair Value Summary

The following table presents the financial instruments measured at fair value on a recurring basis as of December 31, 2008 on the Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

(in thousands)	At December 31, 2008
	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$1,728	$—	$—	$1,728

U.S. Treasury	16,992	16,992	—	—
GNMA, FNMA and FHLMC mortgage-backed securities	682,293	—	682,293	—
Non-agency mortgage-backed securities	54,995	—	—	54,995
Municipals	152,784	—	152,784	—
Asset-backed securities	132,316	—	44,715	87,601

Securities available for sale	1,039,380	16,992	879,792	142,596

Derivatives	22,112	—	22,112	—

Total assets at fair value	$1,063,220	$16,992	$901,904	$144,324

Other liabilities
Derivatives	$1,288	$—	$1,288	$—

Total liabilities at fair value	$1,288	$—	$1,288	$—

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2008. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources.

Changes in Level 3 fair value measurements

(in thousands)	Level 3 measurements for the year ended December 31, 2008
	Mortgage loans held for sale	Securities available for sale
Balance at December 31, 2007	$8,859	$519,278
Total net gains (losses) for the year included in:
Net gains (losses)	353	(90,194)
Other comprehensive income (loss)	—	8,266
Purchases, sales or settlements, net	(7,484)	(17,209)
Net transfer in (out) of Level 3	—	(277,545)

Balance at December 31, 2008	$1,728	$142,596

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at December 31, 2008	$—	$(90,194)

For the twelve months ended December 31, 2008, $277.5 million of net transfers were made out of Level 3, representing the transfer in of $121.5 million in non-agency mortgage backed securities and the transfer out of $346.7 million in bank and insurance pooled trust preferred securities into the held to maturity portfolio and $52.3 million of corporate securities. The Corporation determined during the current year, that non-agency mortgage backed securities have become less liquid and pricing has become less reliable requiring the use of significant unobservable inputs to price these securities along with a currently inactive market. On July 1, 2008, the Corporation moved certain bank pooled trust preferred securities to the held to maturity portfolio. In addition, management has determined that corporate securities have a more active market and should be classified within the Level 2 compared to Level 3 as reported as of December 31, 2007.

Assets and liabilities measured at fair value on a recurring basis

The following table provides gains and losses (realized and unrealized) included in the Consolidated Statements of Operations for the twelve months ended December 31, 2008 for Level 3 and for assets measured in the Consolidated Statements of Condition at fair value on a recurring basis that are still held at December 31, 2008.

	Changes in fair value for the Year Ended December 31, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings	Total changes in fair values included in unrealized gains or losses for assets still held
Mortgage loans held for sale	$—	$353	$353	$—
Securities	(90,194)	—	(90,194)	8,266

Total assets at fair value	$(90,194)	$353	$(89,841)	$8,266

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

Securities Held to Maturity

Impaired securities include bank pooled trust preferred securities that are classified as Level 3 within the valuation hierarchy. A review of the entire investment portfolio may indicate that certain securities held to maturity are impaired. If necessary, the Corporation performs fair value modeling and evaluations on these securities. All processes and controls associated with determination of the fair value of those securities are consistent with those performed for securities available for sale. These securities are classified as Level 3 within the valuation hierarchy. The table below reflects securities held to maturity with realized losses due to OTTI and impaired loans.

	At December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Securities held to maturity	$63,331	$—	$—	$63,331	$(30,517)
Loans	84,318	—	84,318	—	(8,304)

Total	$147,649	$—	$84,318	$63,331	$(38,821)

In addition to the fair value disclosure requirements of SFAS No. 157, SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”) requires all entities to disclose the fair value of recognized and unrecognized financial instruments on a prospective basis, where feasible, in an effort to provide financial statement users with information in making rational investment and credit decisions. The methods for the determination of fair value for investment securities, mortgage loans held for sale and derivative financial instruments have been discussed above. The fair values of each class of financial instrument outside the scope of the requirements of SFAS No. 157 have applied the following methods using the indicated assumptions to determine their fair value.

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

Other Assets

Fair value of cash surrender value life insurance contracts is based upon cash surrender values of the policies as provided by each insurance carrier.

Deposits

The fair values of savings, money market and NOW account deposits uses a cost advantage approach which represents the price and premium that a willing buyer would pay to acquire deposits to obtain source of funding that is less expensive than a prospective buyer’s marginal cost of funds. Time deposits are valued using a present value methodology based on projected cash flows discounted at the applicable all in brokered CD rates.

Borrowings

Fair values of the borrowings are primarily based on financial models that utilize discount rates for borrowings and debt with similar terms and remaining maturities.

The estimated fair values of the Corporation’s financial instruments at December 31 are as follows:

	2008		2007
(in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and due from banks	$117,345	$117,345	$140,348	$140,348
Short-term investments	1,096	1,096	1,970	1,970
Mortgage loans held for sale	1,728	1,728	8,859	8,859
Securities available for sale	1,077,299	1,077,299	1,421,299	1,421,299
Securities held to maturity	297,043	182,452	47,265	47,540
Loans, net of allowance	4,283,700	4,319,421	4,160,057	4,208,397
Other assets - cash surrender value life insurance	172,858	172,858	167,052	167,052
Derivatives	22,112	22,112	7,134	7,134
Liabilities:
Deposits	4,752,704	4,838,856	4,179,520	3,952,507
Short-term borrowings	380,788	380,902	861,395	861,282
Long-term debt	679,409	624,478	771,683	770,418
Derivatives	1,288	1,288	—	—

The calculations represent estimates and do not represent the underlying value of the Corporation. These amounts are based on the relative economic environment at the respective year-ends; therefore, economic movements since year-end may have affected the valuations.

NOTE 3—RESTRICTIONS ON CASH AND DUE FROM BANKS

The Federal Reserve requires banks to maintain cash reserves against certain categories of deposit liabilities. Such reserves averaged $42.3 million and $46.2 million during the years ended December 31, 2008 and 2007, respectively.

In order to cover the cost of services provided by correspondent banks, the Corporation maintains compensating balance arrangements at correspondent banks or elects to pay a fee in lieu of such arrangements. The following tables present the average compensating balances and fees paid in lieu of compensating balances by the Corporation for the periods indicated.

	Year ended December 31,
(in thousands)	2008	2007
Average compensating balances	$7,205	$8,416

	Year ended December 31,
(in thousands)	2008	2007	2006
Fees in lieu of maintaining compensating balances	$863	$830	$769

NOTE 4—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio at the periods indicated:

(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
December 31, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$54,855	$56	$—	$54,911
Mortgage-backed securities	742,281	11,612	16,605	737,288
Municipal securities	150,877	2,226	319	152,784
Other debt securities	214,275	1,443	83,402	132,316

Total securities available for sale	1,162,288	15,337	100,326	1,077,299

Securities held to maturity:
Other debt securities	297,043	513	115,104	182,452

Total securities held to maturity	297,043	513	115,104	182,452

Total investment securities	$1,459,331	$15,850	$215,430	$1,259,751

December 31, 2007
Securities available for sale:
U.S. Treasury and government agencies and corporations	$41,928	$26	$—	$41,954
Mortgage-backed securities	724,744	1,295	19,664	706,375
Municipal securities	152,865	1,156	330	153,691
Other debt securities	601,837	348	82,906	519,279

Total securities available for sale	1,521,374	2,825	102,900	1,421,299

Securities held to maturity:
Other debt securities	47,265	770	495	47,540

Total securities held to maturity	47,265	770	495	47,540

Total investment securities	$1,568,639	$3,595	$103,395	$1,468,839

The U.S. Treasury and government agencies and corporations amounts in the table above include FHLB stock, at cost, of $37.9 million and $39.4 million at December 31, 2008 and 2007, respectively. The Corporation has determined that although the FHLB has deferred the declaration of a fourth quarter 2008 dividend, pending a comprehensive earnings review, there have been no events that would result in a significant adverse effect on the fair value of this investment and has concluded that the par value of this investment will ultimately be recovered.

The aggregate amortized cost and fair values of the investment securities portfolio by contractual maturity at December 31 for the periods indicated are shown below. Expected cash flows on mortgage-backed securities may differ from the contractual maturities as borrowers have the right to prepay the obligation without prepayment penalties.

	2008		2007
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available for sale:
In one year or less	$18,336	$18,403	$4,199	$4,229
After one year through five years	2,016	2,033	2,613	2,643
After five years through ten years	104,334	105,821	84,448	84,922
Over ten years	295,321	213,754	705,370	623,130
Mortgage-backed securities	742,281	737,288	724,744	706,375

Total securities available for sale	1,162,288	1,077,299	1,521,374	1,421,299

Securities held to maturity:
Over ten years	297,043	182,452	47,265	47,540

Total securities held to maturity	297,043	182,452	47,265	47,540

Total investment securities	$1,459,331	$1,259,751	$1,568,639	$1,468,839

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

Current market pricing, which reflects a significant discount to cost, has been adversely affected by a significant reduction to liquidity, credit quality of the underlying collateral and the market perception that defaults on the collateral underlying some of these securities could potentially increase significantly. As a result, the current fair value is substantially less than what the Corporation believes is indicated by the performance of the collateral underlying the securities and calculations of expected cash flows. Although the Corporation has recognized OTTI equal to the difference between the cost basis and fair value for certain securities, the Corporation anticipates at this time, based on the expected cash flows of the securities that it will recover some of these impairment amounts.

Changes in current market conditions, such as interest rates and the economic uncertainties in the mortgage, housing and banking industries have severely constricted the structured securities market. The limited secondary market for various types of securities has negatively impacted securities values. Accordingly, the Corporation performs a review of each investment security within the segments noted in the table on the next page to determine the nature of the decline in the value of investment securities. The Corporation evaluates if any of the underlying securities have experienced OTTI. The Corporation begins by evaluating whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment (an “impairment indicator”). Impairment indicators include, but are not limited to:

•	A significant deterioration in the earnings performance, credit rating, asset quality, or business prospects of the issuer.

•	A significant adverse change in the regulatory, economic, or technological environment of the issuer.

•	A significant adverse change in the general market condition of either the geographic area or the industry in which the issuer operates.

•

A bona fide offer to purchase (whether solicited or unsolicited), an offer by the issuer to sell, or a completed auction process for the same or similar security for an amount less than the cost of the investment.

•

Factors that raise significant concerns about the issuer’s ability to continue as a going concern, such as negative cash flows from operations, working capital deficiencies, or noncompliance with statutory capital requirements or debt covenants.

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

The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI guidelines provided by the pertinent authoritative literature. FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) is applied to address considerations of whether an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. Structured securities, including non-agency MBS, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA or purchased at a significant premium are evaluated using the guidance of EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets” (“EITF 99-20”) in addition to the guidance provided by SFAS No. 115 and FSP EITF 99-20-1 (see Note 1). Securities determined to not have OTTI under EITF 99-20 are required to be evaluated using the guidance of SFAS No. 115. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income. The OTTI assessment under the SFAS No. 115 segment is based on the performance of the issuer for corporate or municipal bonds, or the collateral in the case of structured securities. The financial performance is evaluated to determine if the financial performance will adversely affect the contractual cash flows of the related security. The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to structured securities that, on the purchase date, were rated below AA or those purchased at a significant premium (generally 10% or more) which might result in the Corporation not recovering substantially all of its investment. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective to determine fair value incorporating the risk of defaults. The cash flows are considered to be adversely impacted if the present value of the future cash flows is less than the present value calculated in the prior period using the same methodology. For all securities evaluated under EITF 99-20 and SFAS No. 115, if the length of time needed to recover becomes longer and the magnitude of the decline in value becomes more significant, the evaluation for OTTI of the individual security is more extensive.

The Corporation uses inputs provided by an independent third party service in establishing the fair value of the investment securities. These inputs are reviewed and validated by management prior to use in the Corporation’s model. If current pricing indicates a price decline, the Corporation considers securities with significant price declines or deterioration in fair value in conjunction with the duration of such to determine whether an OTTI evaluation is required. For structured bonds, an evaluation is performed internally using the industry standard third party modeling software. Other securities may require a separate credit evaluation performed internally unless the circumstances dictate the use of an external credit evaluation. The evaluation focuses on the expected cash flows from the individual security taking into consideration the credit quality of the security, including the anticipated inherent losses indicated from the underlying issuers or collateral, the probability of contractual cash flow shortfalls and the ability of the securities to absorb further economic declines. Credit support, if applicable and appropriate, shall also be considered when performing the OTTI evaluation. All relevant information is considered including the credit history of the security and the business sector. All assumptions used to perform an evaluation of projected cash flows are corroborated from one or more market participants. The cash flows used for the OTTI assessment are obtained from a market participant or developed internally, based on events and information that management estimates a market participant would use in determining the current value. For securities not previously recognized as OTTI, a determination of adversely impacted cash flows will merit recognition as OTTI. Securities previously recognized as OTTI have their cash flows tested and the result compared to the appropriate benchmark value to determine if further OTTI recognition is warranted.

Once the evaluation has been completed a determination is made whether an individual security is considered OTTI. The OTTI amount is recorded as impairment on investment securities in the period in which it occurs. Once the security is written down, it may not be written up unless the write-up is through yield accretion for the securities as permitted by the appropriate accounting guidance. Furthermore, securities may continue to incur further OTTI after an initial write-down. These further write-downs shall be analyzed with respect to the new basis of the security that was established from any previous write-downs. The written down value of the investment in the company then becomes the new cost basis of the investment.

Discussion of Portfolio Types

The following table provides further detail of the investment securities portfolio at December 31, 2008.

Summary of Investment Securities by Portfolio Type at December 31, 2008

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and agency MBS	$688,051	$11,650	$416	$699,285
Municipal securities	150,877	2,226	319	152,784
Non-agency MBS	71,166	18	16,189	54,995
Bank and insurance pooled trust preferred securities	386,894	59	168,928	218,025
REIT pooled trust preferred securities	20,595	1,250	7,562	14,283
Corporate securities	103,429	647	22,016	82,060
FHLB Stock	37,919	—	—	37,919
Sovereign	400	—	—	400

Total	$1,459,331	$15,850	$215,430	$1,259,751

Unrealized losses associated with the investment securities portfolio total $215.4 million. Of that amount, $195.5 million has existed for a period of twelve consecutive months or longer.

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

The unrealized losses in the municipal securities portfolio are due to widening credit spreads in the municipal securities market and are the result of concerns about the bond insurers associated with these securities. This portfolio segment is not experiencing any credit problems at December 31, 2008 although the securities are rated at least BBB. The Corporation believes that all contractual cash flows will be received on this portfolio.

The non-agency MBS securities portfolio has experienced various levels of price declines over the past twelve months. The non-agency MBS securities have experienced price declines due to the current securities market environment and the currently limited secondary market for such securities, in addition to issue specific credit deterioration. Certain non-agency MBS securities have been other-than-temporarily impaired and the value of these securities has been reduced and a corresponding charge to earnings was recognized. The non-agency MBS securities portfolio was written down by $53.2 million during 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. Management has determined that there was not sufficient persuasive evidence to conclude that the impairment was temporary. Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. For each security, the credit support is also assessed to determine whether it can absorb the projected loan losses. Management believes that based on its analysis, that all non-agency MBS securities that have not been written down have adequate credit support to cover the projected loan losses.

Prices in the bank and insurance pooled trust preferred securities portfolio continue to decline due to illiquidity and reduced demand for these securities. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. At December 31, 2008, the Corporation believes that the credit quality of most of these securities remains adequate to absorb further economic declines. However, nine securities totaling $30.5 million were recognized as OTTI in 2008. After cash flow testing of these securities using default and loss assumptions derived from a third party credit source with expertise in bank credit quality, four securities failed the model’s projected cash flow test. The five additional securities failed a stress test of the model’s loss expectations. As a result, all nine were deemed OTTI. Ten securities are current as to interest and principal payments. One issue has contractually deferred their interest payments.

During 2008, the Corporation recognized that certain REIT pooled trust preferred securities were other-than-temporarily impaired and, accordingly, these securities have been written down to their fair value. The REIT pooled trust preferred securities portfolio was written down by $36.9 million during 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. The remaining unrealized losses on these securities are considered temporary in nature. The Corporation believes that these securities have sufficient credit subordination to withstand projected losses without impacting the securities cash flows. The Corporation analyzes the current level of defaults by issue, forecasts defaults of specific issuers and unspecified issuers along with determining the threshold of defaults necessary for interest to be curtailed. In addition, the credit ratings for these securities are also reviewed. This analysis is used to forecast each security’s ability to make its contractual interest and principal payments and assist in the impairment determination. In December 2007, following the investment securities portfolio review and in light of the significant decline in quoted dealer prices, the Corporation decided that eight of thirteen pooled REIT trust preferred securities were determined to be OTTI resulting in a $47.5 million non-cash pre-tax charge. The securities current fair value in aggregate was $18.5 million, compared with a face value of $66.0 million.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At December 31, 2008, all of the securities are current as to principal and interest payments, and are expected to remain so in the future.

The following table shows the unrealized gross losses and fair values of investment securities at December 31 for the periods indicated, by length of time that individual securities in each category have been in a continuous loss position.

	Less than Twelve Months		Twelve Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2008
Investment securities:
U.S. Treasury and government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	65,700	(7,415)	31,984	(9,190)	97,684	(16,605)
Municipal securities	18,465	(319)	—	—	18,465	(319)
Other debt securities	69,662	(12,156)	228,545	(186,350)	298,207	(198,506)

Total	$153,827	$(19,890)	$260,529	$(195,540)	$414,356	$(215,430)

December 31, 2007
Investment securities:
U.S. Treasury and government agencies and corporations	$—	$—	$—	$—	$—	$—
Mortgage-backed securities	147,484	(10,461)	412,296	(9,203)	559,780	(19,664)
Municipal securities	32,827	(113)	23,716	(217)	56,543	(330)
Other debt securities	463,036	(78,339)	26,922	(5,062)	489,958	(83,401)

Total	$643,347	$(88,913)	$462,934	$(14,482)	$1,106,281	$(103,395)

At December 31, 2008, many investment securities have unrealized losses that are considered temporary in nature because the decline in fair value was caused by widening interest rate spreads and not caused by cash flow impairment. The Corporation has the intent and ability to hold these securities until recovery, which may be maturity.

At December 31, 2008, $414.4 million of the Corporation’s investment securities had unrealized losses that are considered temporary in nature. Of this amount, 27% are AAA rated and 56% are AA, A, or BBB rated. Impaired securities that are below investment grade or that are unrated comprised 17% of the unrealized losses. The investment portfolio contained 129 securities, with a fair value of $195.5 million, that had unrealized losses for twelve months or longer which have been evaluated for OTTI at December 31, 2008.

Other-than-Temporary Losses

Listed below is the impairment recognized as OTTI recorded on certain securities described above by the Corporation for the years ended December 31, 2008 and 2007, respectively.

	Impairment on Investment Securities
	1Q 2008	2Q 2008	3Q 2008	4Q 2008	Total 2008
REIT pooled trust preferred securities	$19,439	$14,817	$619	$2,072	$36,947
Non-agency MBS securities	23,216	5,931	19,790	4,310	53,247
Bank trust preferred securities	—	—	4,161	26,356	30,517

Total	$42,655	$20,748	$24,570	$32,738	$120,711

	1Q 2007	2Q 2007	3Q 2007	4Q 2007	Total 2007
REIT pooled trust preferred securities	$—	$—	$—	$47,488	$47,488
Non-agency MBS securities	—	—	—	—	—
Bank trust preferred securities	—	—	—	—	—

Total	$—	$—	$—	$47,488	$47,488

The additional write-downs of the securities for the year ended December 31, 2008 were the result of the OTTI review discussed above as these securities have experienced high levels of mortgage delinquencies relative to the credit support remaining in the securities’ structures due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities, or in the case of the bank pooled trust portfolio, due to the inadequacy of credit support to withstand projected issuer defaults over the remaining life of the securities.

Other Information

On July 1, 2008, the Corporation transferred $346.7 million par value of primarily A-rated (or higher) bank pooled trust preferred securities from its securities available for sale portfolio to its securities held to maturity portfolio. The transferred securities had a fair value of $270.2 million at June 30, 2008, a weighted average maturity of twenty-seven years and a weighted average call date of seven years. The Corporation has the intent and ability to retain these securities until maturity. As a result of the transfer, $76.5 million of net unrealized pre-tax losses associated with the transferred securities, that were previously recorded in net accumulated other comprehensive income (loss) will continue to be reflected in stockholders’ equity and be reflected as a discount on investment securities. The discount and amount reflected in net accumulated other comprehensive income (loss) will be amortized using the effective interest method over the remaining life of the securities. These amortization amounts will increase the securities held to maturity and stockholders’ equity balances over the maturity period of the securities with no impact to net income. Additionally, as a result of this transfer, it is expected that there will be no negative future impact on earnings, net accumulated other comprehensive income, or capital unless the transferred securities are determined to be other-than-temporarily impaired. During 2008, the Corporation recorded $30.5 million of OTTI associated with bank and insurance pooled trust preferred securities that were transferred to the held to maturity portfolio.

Components of Sales Proceeds

The table below provides the sales proceeds and the components of net securities gains (losses) from the securities available for sale portfolio for each of the three years ended December 31. The net securities gains (losses) are included in net gains (losses) in the accompanying Consolidated Statements of Operations.

(in thousands)	2008	2007	2006
Proceeds from security related activity	$1,123	$108,238	$416,269

Gross gains	$1,123	$701	$2,020
Gross losses	—	(857)	(7,944)

Net security related activity	$1,123	$(156)	$(5,924)

Net unrealized after-tax losses on the securities portfolio were reflected as follows:

	Year ended December 31,
(in thousands)	2008	2007
Net unrealized after-tax gains (losses) reflected in net accumulated other comprehensive income (loss)	$(88,808)	$60,008

The table below reflects information regarding pledged securities for the indirected periods.

	Year ended December 31,
(in thousands)	2008	2007
Market value of securities pledged as collateral for public funds, certain short-term borrowings and other purposes required by law	$697,733	$554,730

Investment securities with carrying values of $382.8 million and $206.1 million collateralized FHLB advances as of December 31, 2008 and 2007, respectively.

NOTE 5—LOANS

A summary of loans outstanding at December 31 for each of the periods indicated is shown in the table below. Outstanding loan balances at December 31, 2008 and 2007, are net of unearned income, including net deferred loan costs of $21.3 million and $18.5 million, respectively.

(in thousands)	2008	2007
Residential real estate:
Originated and acquired residential mortgage	$250,011	$296,783
Home equity	1,169,567	1,082,819
Other consumer:
Marine	341,458	352,604
Other	24,881	26,101

Total consumer	1,785,917	1,758,307

Commercial real estate:
Commercial mortgage	565,999	439,229
Residential construction	530,589	631,063
Commercial construction	483,822	447,394
Commercial business	990,471	939,333

Total commercial	2,570,881	2,457,019

Total loans	$4,356,798	$4,215,326

At December 31, 2008 real estate loans with carrying values of $714.4 million collateralize FHLB advances.

Loans to directors and members of executive management are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unrelated persons and do not involve more than normal risk of collectibility. The credit criteria used to evaluate each loan is the same as required of any Bank customer.

The schedule below presents information on these loans to directors and executive management for the period indicated:

(in thousands)	Loan Activity
Balance at December 31, 2007	$55,475
Additions	6,352
Reductions	(10,076)

Balance at December 31, 2008	$51,751

NOTE 6—ALLOWANCE FOR LOAN LOSSES

The following table reflects the activity in the allowance for loan losses during each of the three years ended December 31.

(in thousands)	2008	2007	2006
Balance at beginning of the year	$55,269	$45,203	$45,639
Provision for loan losses	37,612	23,365	3,973
Loans charged-off	(22,205)	(15,996)	(7,849)
Less recoveries of loans previously charged-off	2,422	2,697	3,440

Net charge-offs	(19,783)	(13,299)	(4,409)

Balance at end of the year	$73,098	$55,269	$45,203

The following table reflects commercial loan non-performing loan amounts during each of the three years ended December 31.

(in thousands)	2008	2007	2006
Recorded investment in commercial loans that were on non-accrual status and therefore considered impaired	$69,561	$22,000	$11,752
Interest income recorded had impaired commercial loans performed in accordance with original terms	1,953	1,174	1,337
Average recorded investment in impaired commercial loans	25,948	11,588	15,736

NOTE 7—PREMISES AND EQUIPMENT

Premises and equipment at December 31 are presented in the table below. Real estate owned and used by the Corporation consists of 16 branch offices and other facilities in Maryland and Virginia that are used primarily for the operations of the Bank.

(dollars in thousands)	Estimated Life	2008	2007
Land	—	$9,910	$10,056
Buildings and leasehold improvements	2 - 15 years	54,729	53,029
Furniture and equipment	3 - 10 years	69,084	66,338
Leased equipment	3 - 5 years	18,849	16,063

Total premises and equipment		152,572	145,486
Less accumulated depreciation and amortization		89,649	85,507

Net premises and equipment		$62,923	$59,979

In 2001, the Corporation, as lessor, entered into a land lease for the property adjacent to the Corporation’s headquarters with an initial lease term of six years supplemented by thirteen, seven year extensions. Under the agreement, the lessee constructed office and parking facilities on the property. The lease provides for discounted parking for the Corporation’s employees in addition to office space. The lease provides for annual payments of $357 thousand, with an annual escalation provision of 1% per annum.

In 1990, the Corporation entered into a sale and leaseback agreement whereby its headquarters building was sold to an unrelated third party that then leased the building back to the Corporation. During 2000, the lease was renegotiated and at December 31, 2008 has three years remaining on the term.

The Corporation also maintains non-cancelable operating leases associated with Bank premises. Most of the leases provide for the payment of property taxes and other costs by the Bank and include one or more renewal options ranging up twenty years. Annual rental commitments under all long-term non-cancelable operating lease agreements consisted of the following at December 31, 2008.

(in thousands)	Real Property Leases	Sublease Income	Equipment Leases	Total
2009	$14,266	$36	$158	$14,388
2010	13,349	15	79	13,413
2011	12,267	8	22	12,281
2012	10,376	—	19	10,395
2013	8,559	—	10	8,569
2014 and thereafter	26,149	—	—	26,149

Total	$84,966	$59	$288	$85,195

Rental expenses for premises and equipment for the three years ended December 31 are as follows:

(in thousands)	2008	2007	2006
Rental expense for premises and equipment	$15,541	$15,234	$14,855

NOTE 8—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the years ended December 31, 2008 and 2007.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2006	$255,165	$(622)	$254,543
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	(637)	—	(637)

Balance at December 31, 2007	254,528	(622)	253,906
Adjustment of intangible related to 2004 merger with Southern Financial Bancorp	1,424	—	1,424

Balance at December 31, 2008	$255,952	$(622)	$255,330

(in thousands)	Deposit- based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at December 31, 2006	$12,829	$(3,864)	$8,965
Adjustment related to sale of branches to Union Bankshares	(1,956)	772	(1,184)
Amortization expense	—	(1,629)	(1,629)

Balance at December 31, 2007	10,873	(4,721)	6,152
Amortization expense	—	(1,266)	(1,266)

Balance at December 31, 2008	$10,873	$(5,987)	$4,886

Adjustments to goodwill during 2008 and 2007 were primarily due to the resolution of income tax uncertainties related to the 2004 merger. The adjustment to the deposit-based intangible during 2007 was due to the sale of deposits of six branches acquired from a previous merger.

The annual impairment evaluation of goodwill did not identify any impairment in 2008 or 2007. The following table reflects the expected amortization schedule for the deposit-based intangible at December 31, 2008.

(in thousands)
2009	$1,265
2010	1,265
2011	1,265
2012	1,091

Total unamortized deposit-based intangible	$4,886

NOTE 9—MORTGAGE BANKING ACTIVITIES

The following is an analysis of the mortgage loan servicing rights balance, net of accumulated amortization, during 2008. This balance is included in other assets.

(in thousands)	2008	2007
Balance at beginning of year	$1,282	$1,572
Amortization expense	(479)	(290)

Balance at end of year	$803	$1,282

Unpaid principal balances of loans serviced for others not included in the Consolidated Statements of Condition were as follows:

(in thousands)	2008	2007
Balance of mortgage loans at end of year that are serviced for others	$98,788	$119,113

NOTE 10—DEPOSITS

A comparative summary of deposits and respective weighted average rates at December 31 follows:

(dollars in thousands)	2008	Weighted Average Rate	2007	Weighted Average Rate
Noninterest-bearing	$652,816	—%	$676,260	—%
Interest-bearing demand	443,729	0.27	479,436	0.56
Savings	585,356	0.75	512,684	0.40
Money market	625,859	1.85	675,077	3.33
Direct time certificates of deposit	1,205,724	3.38	1,094,622	4.43
Brokered certificates of deposit	1,239,220	4.38	741,441	4.88

Total deposits	$4,752,704	2.36%	$4,179,520	2.68%

The contractual maturities of certificates of deposit at December 31, 2008 are shown in the following table.

(in thousands)
2009	$1,214,662
2010	583,240
2011	236,198
2012	168,767
2013	210,513
After 2013	31,564

Total certificates of deposit	$2,444,944

(in thousands)	2008	2007
Time deposits in denominations of $100,000 or more	$317,625	$333,664

The contractual maturities of time deposits of $100,000 or more at December 31, 2008 are shown in the following table.

(in thousands)	Amount	%
Three months or less	$70,126	22.1%
After three months through six months	71,793	22.5
After six months through twelve months	83,395	26.3
After twelve months	92,311	29.1

Total	$317,625	100.0%

(in thousands)	2008	2007
Demand deposit overdrafts reclassed as loan balances	$6,907	$5,922

Overdraft charge-offs and recoveries are reflected in the allowance for loan losses.

NOTE 11—SHORT-TERM BORROWINGS

At December 31, short-term borrowings were as follows:

(in thousands)	2008	2007
Securities sold under repurchase agreements	$197,964	$309,712
Federal funds purchased	80,000	549,000
Federal Home Loan Bank advances - fixed rate	100,000	—
Other short-term borrowings	2,824	2,683

Total short-term borrowings	$380,788	$861,395

The following table sets forth various data on securities sold under repurchase agreements and federal funds purchased.

(dollars in thousands)	2008	2007	2006
Balance at December 31	$277,964	$858,712	$626,437
Average balance during the year	453,001	697,883	722,843
Maximum month-end balance	664,872	858,712	790,701

Weighted average rate during the year	1.99%	4.50%	4.48%
Weighted average rate at December 31	0.58	3.59	5.01

At December 31, 2008, the Corporation had $660.0 million in available unused federal funds lines of credit. The weighted average rate on the fixed rate Federal Home Loan Bank (“FHLB”) advances was 2.45% at December 31, 2008.

NOTE 12—LONG-TERM DEBT

Long-term debt at December 31 was as follows:

(dollars in thousands)	2008	Weighted Average Rate	2007	Weighted Average Rate
Federal Home Loan Bank advances - fixed rate	$40,000	3.34%	$90,000	5.50%
Federal Home Loan Bank advances - variable rate	455,000	1.44	545,000	4.87
Junior subordinated debentures	136,511	6.40	136,683	8.19
Subordinated notes	47,898	9.50	—	—

Total long-term debt	$679,409	3.12%	$771,683	5.53%

At December 31, 2008, investment securities and certain real estate loans with carrying values of $382.8 million and $714.4 million, respectively, collateralize the FHLB advances. At December 31, 2008, the Corporation had $602.2 million in unused lines of credit at the FHLB. Based upon the level of borrowing transactions with the FHLB, the Corporation is required to purchase FHLB stock. The FHLB stock amounts to $37.9 million and $39.4 million at December 31, 2008 and 2007, respectively, and is carried at cost. See Note 4 for further discussion regarding the valuation of the FHLB stock.

The principal maturities of long-term debt at December 31, 2008 are presented below.

(in thousands)
2009	$225,000
2010	230,000
2011	40,000
2012	—
2013	—
After 2013	184,409

Total long-term debt	$679,409

Junior Subordinated Debentures

Since 1997, the Corporation has formed three wholly owned statutory business trusts in addition to acquiring three additional trusts in the Southern Financial merger. As of December 31, 2008 there are four active trusts. These trusts issued securities that were sold to third parties. The sole purpose of the trusts was to invest the proceeds in junior subordinated debentures of the Corporation that have terms identical to the trust securities.

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

Subordinated Notes

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Beginning on May 1, 2013, Provident Bank may redeem some or all of the subordinated notes, at any time, at a price equal to 100% of the principal amount of such notes redeemed plus accrued and unpaid interest to the redemption date. Proceeds from the debt offering, net of issuance costs, totaled $47.7 million and were used at that time to decrease brokered certificates of deposit and fed funds purchased. This debt qualifies as Tier 2 capital under regulatory capital guidelines.

The amounts and terms of each respective issuance at December 31 were as follows:

2008
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	4.72% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	6.44% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,519

Total junior subordinated debentures	$136,511

Subordinated notes, net of issuance costs	47,898	—	May 2018	May 2013	9.50% Fixed	Semi-Annual

Total Junior Subordinated Debentures and Subordinated Notes	$184,409

2007
(dollars in thousands)	Junior Subordinated Debt	Trust Preferred Securities	Maturity Date	Call Date	Interest Rate	Cash Distribution Frequency
Provident Trust I	$41,238	$40,000	April 2028	April 2008	8.29% Fixed	Semi-Annual
Provident Trust III	73,196	71,000	December 2033	December 2008	7.84% Floating	Quarterly
Southern Financial Statutory Trust I	8,248	8,000	September 2030	September 2010	10.60% Fixed	Semi-Annual
Southern Financial Capital Trust III	10,310	10,000	April 2033	April 2008	8.16% Floating	Quarterly

	$132,992	$129,000

Deferred issuance costs and valuation adjustments	3,691

Total junior subordinated debentures	$136,683

NOTE 13—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted share grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (“the Plan”), which has been approved by the shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At December 31, 2008, 2.7 million shares were available to be granted by the Corporation.

Stock Option Plan

Stock options (“options”) are granted with an exercise price equal to the market price of the Corporation’s stock at the date of the grant. Options granted subsequent to January 1, 2005 vest based on four years of continuous service and have eight year contractual terms. Options issued prior to January 1, 2005 have contractual terms of ten years and a three year vesting period. The Corporation accelerated the vesting period for all options granted prior to December 30, 2005. Accordingly, no compensation expense relating to these options has been recognized in the years ended December 31, 2008 and 2007.

All options provide for accelerated vesting upon a change in control (as defined in the Plan). Stock options exercised result in the issuance of new shares.

On the date of each grant, the fair value of each award is estimated using the Black-Scholes option pricing model based on assumptions made by the Corporation as follows:

•	Dividend yield is based on the dividend rate of the Corporation’s stock at the date of the grant

•	Risk-free interest rate is based on the U.S. Treasury zero-coupon bond rate with a term equaling the expected life of the granted options

•	Expected volatility is based on the historical volatility of the Corporation’s stock price

•	Expected life represents the period of time that granted options are expected to be outstanding based on historical trends

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options using these assumptions.

	2008	2007	2006
Dividend yield	6.79%	3.97%	3.15%
Weighted average risk-free interest rate	2.99%	4.54%	4.61%
Weighted average expected volatility	24.16%	17.21%	19.72%
Weighted average expected life in years	5.25	5.25	5.25
Weighted average fair values of options granted	$1.38	$4.83	$6.46

The Corporation recognized compensation expense related to options of $1.2 million for the year ended December 31, 2008. The intrinsic value of options exercised for the year ended December 31, 2008, 2007 and 2006 was $49 thousand, $1.1 million and $7.9 million, respectively. Unrecognized compensation cost related to non-vested options is $3.4 million at December 31, 2008 and is expected to be recognized over a weighted average period of 2.8 years.

The following table presents a summary of the activity related to options for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2007	2,323,946	$29.18
Granted	1,630,065	$14.06
Exercised	(9,450)	$13.48
Cancelled or expired	(247,213)	$27.90

Options outstanding at December 31, 2008	3,697,348	$22.64	5.65	$1,267

Options exercisable at December 31, 2008	1,707,842	$27.93	4.04	$ 13

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Year ended December 31,
(in thousands)	2008	2007	2006
Grants to directors	$280	$320	$253
Grants to employees	1,639	1,112	678
Fair value of grants vested	1,420	1,059	530

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2007	107,152	$35.48
Awards granted	304,887	$11.14
Vested	(57,519)	$24.69
Cancelled	(9,520)	$30.98

Unvested at December 31, 2008	345,000	$15.90

At December 31, 2008 unrecognized compensation cost related to unvested restricted stock grants was $4.0 million and is expected to be recognized over a weighted average period of 2.5 years.

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

In October 2008, 1,815 preferred shares were converted into 172,856 common shares by the holder.

Troubled Asset Relief Program

In November 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which Provident sold 151,500 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 2,374,608 shares of the Corporation’s common stock, par value $1.00 per share for an aggregate purchase price of $151.5 million in cash. This capital is considered Tier 1 capital.

The senior preferred stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. The senior preferred shares are callable at par after three years and can be redeemed prior to then at 100% of the issue price, subject to the approval of the Corporation’s federal regulator. Redemption of the preferred shares can occur only if the shares are replaced with a similar class of capital. Dividends paid on the senior shares are cumulative. The stock warrant was issued with an initial exercise price of $9.57. The warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of 10 years. Any common shares issued under the exercise of the warrant are non-voting shares. If the Corporation raises common or perpetual preferred equity equal to or at least 100% of the senior preferred shares issued under TARP by December 31, 2009, the number of convertible shares relating to the warrant shall be reduced by 50%. The terms of TARP also include certain limitation on executive compensation.

In conjunction with the issuance of the senior preferred shares and the stock warrant, the stock warrant was allocated a portion of the $151.5 million issuance proceeds as required by current accounting standards. The allocation of this value was based on the relative fair value of the senior preferred shares and the stock warrants to the combined fair value. Accordingly, the value of the stock warrant was determined to be $13.2 million which was allocated from the proceeds and recorded in additional paid-in capital in the Consolidated Statements of Condition. This non-cash amount is considered a discount to the preferred stock and will be amortized over a five year period using the interest method and accreted as a dividend recorded on the senior preferred shares. For the year ended December 31, 2008 the Corporation recorded $290 thousand in amortization of the preferred stock discount. The warrant is included in the diluted average common shares outstanding.

Stock Repurchase Program

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Generally, under the provisions of the participation in the Troubled Asset Recovery Program (“TARP”) the Corporation may not repurchase shares for three years unless the preferred shares issued under the TARP program have been redeemed in whole or all of the preferred shares have been transferred to unaffiliated third parties. Under specific circumstances that have been consented to by the Treasury, the Corporation may from time to time repurchase common shares.

Prior to the participation in the TARP program, the Corporation approved certain amounts to be repurchased on an annual basis. These purchases would occur in the open market from time to time and on an ongoing basis, depending upon market conditions. The following tabular presentation provides information regarding repurchased shares for the year ended December 31:

	2008	2007
Shares of common stock repurchased	9,831	995,938
Costs (in thousands)	$170	$29,288

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1 - December 31, 2008	9,831	$17.33	9,831	740,343

NOTE 14—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for effectiveness have changes in the fair value of the derivative and the designated hedged item recognized in earnings. In 2008, the Corporation entered into swaps with a notional amount of $493.6 million that hedge the fair value of certain brokered certificates of deposit. Derivatives designated as fair value hedges were deemed to be effective within the high-effectiveness requirement. These designated hedges and associated hedged items were marked to fair value resulting in a credit to earnings of $350 thousand for the year ended December 31, 2008, for the ineffectiveness portion of the fair value hedges. At December 31, 2007 there were no derivatives designated as fair value hedges.

Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. For the years ended December 31, 2008 and 2007, the Corporation recorded increases in the value of derivatives of $705 thousand and $4.5 million, respectively, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. For the year ended December 31, 2006, the Corporation recorded a decrease of $614 thousand, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. The ineffectiveness portion of cash flow hedges resulted in credits to earnings of $29 thousand and $4 thousand for the years ended December 31, 2008 and 2007, respectively. For the year ended December 31, 2006, the ineffectiveness portion of cash flow hedges resulted in a charge to earnings of $16 thousand. During 2008, the Corporation’s remaining interest rate cap with a notional value of $25 million matured.

Non-designated derivatives may represent interest rate protection on the Corporation’s net interest income or derivative products provided to customers but do not meet the requirements to receive hedge accounting treatment. During 2008, the Corporation closed out a $40.0 million non-designated derivative and added six non-designated derivatives totaling $73.5 million. Typically, interest rate swaps that are classified as non-designated derivatives are marked-to-market and any gains or losses are recorded in non-interest income at the end of each reporting period. For the year ended December 31, 2008 the value of the non-designated derivatives are recorded at fair value on the Consolidated Statements of Condition. During the years ended December 31, 2008, 2007, and 2006 the Corporation recorded net losses of $266 thousand, $383 thousand, and $517 thousand, respectively, to reflect the change in the value of the non-designated interest rate swaps.

The net cash settlements on these interest rate swaps are recorded in non-interest income. For the years ended December 31, 2008, 2007 and 2006, the net cash benefit from these interest rate swaps was $355 thousand, $802 thousand, and $903 thousand, respectively. These transactions are recorded in net derivative activities on the Consolidated Statements of Operations.

The derivative financial instruments valued at fair value at December 31, 2008 incorporate a credit valuation adjustment in the valuation of the financial instrument. An analysis of each counterparty was performed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered: the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Where appropriate, the Corporation obtains collateral to reduce counterparty risk associated with interest rate swaps. At December 31, 2008, cash collateral of $15.4 million was included in the Consolidated Statement of Condition. This amount has not been netted against the derivative position for purposes of presentation.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
December 31, 2008 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$128,250	$4,680	$4,489
Receive fixed/pay variable	Hedge borrowing cost	493,600	16,851	16,384

Total designated derivatives		621,850	21,531	20,873

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		36,771	—	(1,284)
Receive fixed/pay variable		36,771	1,465	1,439

Total non-designated derivatives		73,542	1,465	155

Total derivatives		$695,392	$22,996	$21,028

December 31, 2007 Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$272,450	$5,002	$4,968
Interest rate caps/corridors	Hedge borrowing cost	25,000	71	71

Total designated derivatives		297,450	5,073	5,039

Non-designated Derivatives
Interest rate swaps:
Receive fixed/pay variable		40,000	2,095	2,095

Total non-designated derivatives		40,000	2,095	2,095

Total derivatives		$337,450	$7,168	$7,134

Credit risk represents the amount that is due from the counterparty, including accrued interest, associated with the open derivatives positions at December 31, 2008. The amounts are recorded as an asset on the Consolidated Statement of Condition and are not netted against any amounts payable to the counterparty. Market risk represents the net fair value of amounts due or payable to the counterparty, net of accrued interest. The Corporation’s Consolidated Statement of Condition reflects the fair value of its derivatives outstanding totaling $21.0 million as a derivative asset and a derivative liability of $1.3 million. Also, $659 thousand in associated accrued interest receivable is outstanding at December 31, 2008.

The fair value of cash flow hedges reflected in OCI is determined using the projected cash flows of the derivatives over their respective lives. This amount may or may not exceed the amount expected to be recognized into earnings out of OCI in the next twelve months, depending on the remaining time to maturity of the position. The Corporation expects approximately $1.0 million before taxes to be recognized into income out of OCI in the next twelve months, representing a $1.0 million gain recognized from interest rate swaps. The amount currently reflected in OCI represents the earnings impact over the life of the derivatives, or a $2.7 million gain on the interest rate swaps.

At December 31, 2008, the Corporation had deferred gains of $480 thousand and deferred losses of $308 thousand related to terminated contracts which are being amortized as a yield adjustment in various amounts through 2020, based on the contractual lives of the underlying assets or liabilities. At December 31, 2007, the Corporation had deferred gains of $746 thousand and deferred losses of $535 thousand.

The table below discloses the net fair values of derivative financial instruments.

	Derivatives Net Fair Value
	Location on Statement of Condition
	Other Assets	Other Liabilities
December 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts	$20,873	$—

Non-designated derivatives
Interest rate contracts	1,439	1,284

December 31, 2007
Derivatives designated as hedging instruments
Interest rate contracts	$5,039	$—

Non-designated derivatives
Interest rate contracts	2,095	—

The table below discloses the impact of derivative financial instruments on the Corporation’s Consolidated Financial Statements.

Derivatives-Fair Value Hedging Relationships	Location of gain or (loss) recognized in income from derivative		Amount of gain or (loss) recognized in income from derivative		Location of gain or (loss) recognized in income from hedged item		Amount of gain or (loss) recognized in income from hedged item
			2008	2007			2008	2007
Interest rate contracts	Interest expense		$(557)	$—	Interest expense		$3,591	$—
Interest rate contracts	Other income		29	—	Other income		—	—

Derivatives-Cash Flow Hedging Relationships	Amount of gain or (loss) recognized in OCI from derivative (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income from derivative (ineffective portion and amount excluded from effectiveness testing)		Amount of gain or (loss) recognized in income from derivative (ineffective portion and amount excluded from effectiveness testing)
	2008	2007			2008	2007			2008	2007
Interest rate contracts	$705	$4,465	Interest income		$(888)	$249	Other income		$350	$4

Non-designated derivatives	Location of gain or (loss) recognized in income from derivative		Amount of gain or (loss) recognized in income from derivative
			2008	2007
Interest rate contracts	Other income		$89	$418

NOTE 15—CONTINGENCIES AND OFF-BALANCE SHEET RISK

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

(in thousands)	2008	2007
Commercial business and real estate	$730,999	$892,512
Consumer revolving credit	832,066	831,014
Residential mortgage credit	17,866	11,131
Performance standby letters of credit	151,280	124,261
Commercial letters of credit	2,856	2,811

Total loan commitments	$1,735,067	$1,861,729

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

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. However, on appeal, the Maryland Court of Appeals reversed this ruling and found in favor of the borrower. The case was remanded to the trial court for further proceedings. The potential damages for this individual matter are not material to the Corporation’s statements of operations. However, the complaint is styled as a class action complaint. To date, no class has been certified. Management believes that the Bank has meritorious defense against this action and intends to vigorously defend the litigation. On April 8, 2008, the Governor of Maryland signed legislation that limits the potential recovery of Bank customers in the Bednar litigation to the amount of closing costs recovered by the Bank upon early payoff. As a result, the Bank believes that any potential settlements or damages in the Bednar litigation would not be material to the Bank’s financial statements.

On December 30, 2008, an action captioned Gilbert Feldman v. Provident Bankshares Corporation, et al. was filed in the Circuit Court for Baltimore City, Maryland on behalf of a putative class of Provident stockholders against Provident, certain of its current and former directors, and M&T. The complaint alleges that the Provident director defendants breached their fiduciary duties of loyalty, good faith, due care and disclosure by approving the merger, and that M&T aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, and other equitable relief. Provident and M&T believe the claims are without merit and intend to defend the lawsuit vigorously.

Concentrations of Credit Risk

Loan receivables from borrowers considered real estate developers represent $1.2 billion and $1.2 billion of the total loan portfolio at December 31, 2008 and 2007, respectively. Substantially all such loans are collateralized by real property or other assets. These loans are expected to be repaid from the proceeds received by the borrowers from the retail sales or rentals of these properties to third parties. Consumer loan receivables include $1.4 billion and $1.4 billion in originated and acquired residential and home equity loans at December 31, 2008 and 2007, respectively. Additionally, the consumer portfolio contains marine loans originated through brokers of $341.5 million and $352.6 million at December 31, 2008 and 2007, respectively. The majority of the Corporation’s lending activities and collateral are concentrated in Maryland and Virginia.

The Corporation’s investment portfolio contains mortgage-backed securities totaling $737.3 million and $706.4 million at December 31, 2008 and 2007, respectively. The underlying collateral for these securities is in the form of pools of mortgages on residential properties. U.S. Government agencies or corporations either directly or indirectly guarantee the majority of the securities. The Corporation’s investment portfolio also contains pooled trust preferred securities. Please refer to Note 4 in these Consolidated Financial Statements for further information and discussion on the Corporation’s pooled trust preferred portfolio.

NOTE 16—RESTRUCTURING ACTIVITIES

Costs associated with restructuring activities are recorded in the Consolidated Statements of Operations as they are incurred. The costs include incremental expenses associated with corporate-wide efficiency and infrastructure initiatives focused on the rationalization of the branch network, the composition and execution of fee generation activities and the creation of efficiencies in the Corporation’s business model. The corporate-wide efficiency initiatives were mainly related to activities in 2007 and were expensed as incurred.

As part of the rationalization of the branch network, the Corporation closed seven branches, sold deposits of six branches and facilities of seven branches during the year ending December 31, 2007. The restructuring costs related to the branch closures were composed of contract termination costs and the write-down of premises and equipment values. The Corporation does not anticipate incurring any further costs relating to these branch closures. In addition, the branch closure initiative resulted in a $767 thousand realized gain associated with the sale of a branch facility. This gain is reflected in sale of deposits and branch facilities in Note 17. In the third quarter of 2007, the Corporation also completed the sale of the deposits and facilities of six branches in western and central Virginia to Union Bankshares of Bowling Green, Virginia. The transaction closed in early September 2007 with an associated $4.9 million gain reflected in net gains from sales of branch facilities in Note 17. There are no restructuring costs associated with the sale of these branches.

For the year ending December 31, 2008 and 2007, restructuring activities also include costs related to the corporate-wide efficiency initiatives. All expenses accrued in 2007 were directly related to staff reductions associated with these initiatives. The costs represent salaries, benefits, severance payments and outplacement services for the affected employees. All amounts accrued with respect to the initiatives discussed above have been recognized in the Consolidated Statements of Operations for the year ending December 31, 2008 and 2007. The incurred costs for all restructuring activities are reflected in the following table:

	Year ended December 31, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$(21)	$(21)
Contract terminations	—	—	—
Impairment of fixed assets	—	—	—
Other related costs	60	—	60

Total restructuring activities	$60	$(21)	$39

	Year ended December 31, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Severance and employee-related charges	$—	$644	$644
Contract terminations	460	—	460
Impairment of fixed assets	396	—	396
Other related costs	37	—	37

Total restructuring activities	$893	$644	$1,537

The following table reflects a rollforward of the accrued liability associated with the restructuring activities:

	At December 31, 2008
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2007	$—	$147	$147
Branch closure costs	60	—	60
Efficiency initiatives costs	—	(21)	(21)
Cash payments	(60)	(107)	(167)

Balance at December 31, 2008	$—	$19	$19

	At December 31, 2007
(in thousands)	Branch Closures	Efficiency Initiatives	Total
Balance December 31, 2006	$—	$—	$—
Branch closure costs	497	—	497
Efficiency initiatives costs	—	644	644
Cash payments	(497)	(497)	(994)

Balance at December 31, 2007	$—	$147	$147

NOTE 17—SELECTED NON-INTEREST INCOME AND NON-INTEREST EXPENSE DETAIL

The components of selected non-interest income and non-interest expense detail for the three years ended December 31 were as follows:

(in thousands)	2008	2007	2006
Impairment on investment securities:
Investment portfolio write-down	$(120,711)	$(47,488)	$—

Total impairment on investment securities	$(120,711)	$(47,488)	$—

Net gains (losses):
Securities related activity	$1,123	$(156)	$(5,924)
Sale of MasterCard shares	8,690	2,653	—
Extinguishment of debt and early redemption of brokered CDs	(660)	(358)	(1,132)
Sale of deposits and branch facilities	—	5,637	—
Asset sales	(1,013)	(846)	630

Net gains (losses)	$8,140	$6,930	$(6,426)

Net derivative activities:
Net derivative gains (losses) on swaps	$123	$(379)	$(533)
Net cash settlement on swaps	345	802	903

Total net derivative activity	$468	$423	$370

Other non-interest income:
Other loan fees	$5,421	$4,053	$4,066
Cash surrender value income	5,560	5,985	7,145
Mortgage banking fees and services	(135)	132	363
Other	8,977	8,567	7,988

Total other non-interest income	$19,823	$18,737	$19,562

Other non-interest expense:
Advertising and promotion	$11,826	$11,467	$11,495
Communication and postage	6,087	7,020	6,988
Printing and supplies	2,585	2,639	2,874
Regulatory fees	2,016	992	1,015
Professional services	6,595	7,655	5,293
Other	13,435	12,556	15,689

Total other non-interest expense	$42,544	$42,329	$43,354

In the normal course of business, the Corporation may extinguish debt prior to maturity. During 2008 the Corporation extinguished $15.0 million of debt, resulting in gains of $92 thousand. During 2007 and 2006, the Corporation extinguished $160.8 million and $400.5 million of debt, respectively. The costs associated with extinguishment of this debt for the years ended 2007 and 2006 were $597 thousand and $1.1 million, respectively.

NOTE 18—INCOME TAXES

The components of income tax expense and the sources of deferred income taxes for the three years ended December 31 are presented below.

(in thousands)	2008	2007	2006
Current income tax expense:
Federal	$8,906	$27,980	$28,151
State	179	2,384	34

Total current expense	9,085	30,364	28,185
Deferred income tax expense (benefit)	(47,657)	(25,797)	933

Total income tax expense (benefit)	$(38,572)	$4,567	$29,118

The combined federal and state effective income tax rate for each year is different than the statutory federal income tax rate. The table below is a reconciliation of the statutory federal income tax expense and rate to the effective income tax expense and rate for the years indicated.

	2008		2007		2006
(dollars in thousands)	Amount	%	Amount	%	Amount	%
Statutory federal income tax rate	$(27,314)	35.0%	$12,844	35.0%	$34,692	35.0%
Increases (decreases) in tax rate resulting from:
Tax-advantaged income	(3,990)	5.1	(4,064)	(11.1)	(3,661)	(3.7)
Disallowed interest expense	302	(0.4)	362	1.0	215	0.2
Employee benefits	(161)	0.2	(117)	(0.3)	(239)	(0.3)
Low income housing	(1,744)	2.2	(1,891)	(5.3)	(1,520)	(1.5)
State and local income taxes, net of federal income tax	(6,426)	8.3	(567)	(1.5)	(1,079)	(1.1)
Change in state corporate income tax rate, net of federal income tax	—	—	(2,911)	(7.9)	—	—
Other	162	(0.2)	(114)	(0.3)	250	0.3
Change in valuation allowance	599	(0.8)	1,025	2.8	460	0.5

Total combined effective income tax rate	$(38,572)	49.4%	$4,567	12.4%	$29,118	29.4%

SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) provides that a valuation allowance is established against deferred tax assets when, in the judgment of management, it is more likely than not that such tax assets will not become realizable. SFAS No. 109 further provides that upon the likelihood of realization, the valuation allowance associated with the deferred tax benefit would no longer be appropriate. During 2006, 2007 and 2008, the creation of additional state net operating losses required increases in the valuation allowance. At December 31, 2008 the valuation allowance of $4.3 million relates to state net operating losses that are unlikely to be utilized in the foreseeable future. Management believes that, except for the portion which is covered by the valuation allowance, the Corporation’s deferred tax assets at December 31, 2008 are more likely than not to be realized through the generation of sufficient future taxable income. The net tax expense (benefit) recorded directly to stockholders’ equity related to exercised stock options were as follows:

(in thousands)	2008	2007	2006
Net tax expense (benefit) recorded directly to stockholders’ equity related to stock options	$(223)	$287	$2,666

Tax benefits associated with net realized investment securities losses were $47.6 million, $17.6 million and $2.0 million was recorded in 2008, 2007 and 2006 respectively.

The primary sources of temporary differences that give rise to significant portions of the deferred tax assets and liabilities, which are classified as other assets in the Consolidated Statements of Condition at December 31, 2008 and 2007 are presented below.

	2008		2007
(in thousands)	Deferred Assets	Deferred Liabilities	Deferred Assets	Deferred Liabilities
Loan loss reserve recapture	$—	$1,047	$—	$1,250
Reserve for loan loss	27,369	—	19,059	—
State operating loss carryforwards and other items	26,623	—	19,637	—
Loan costs	—	4,765	—	3,601
Depreciation	—	40,359	—	33,066
Unrealized losses on debt securities	59,062	—	39,849	—
Leasing activities	33,387	—	28,941	—
REIT dividend	353	—	—	317
Employee and other benefits	—	5,444	—	1,252
Pension costs (SFAS No. 158)	12,695	—	7,340	—
Purchase accounting adjustments	143	—	247	—
Write-down of property held for sale	884	—	700	—
Derivative related and mark-to-market adjustments	1,301	—	1,270	—
Deposit-based intangible	—	2,122	—	2,568
Cash flow derivatives	—	2,221	—	1,812
Federal net operating loss carryforwards	253	—	630	—
Impairment of investment securities	58,870	—	16,621	—
Minimum tax credit carry forward	—	—	158	—
Split dollar life insurance	305	—	—	—
All other	1,849	296	2,408	914

Subtotal	223,094	56,254	136,860	44,780
Less valuation allowance	4,303	—	3,704	—

Total	$218,791	$56,254	$133,156	$44,780

At December 31, 2008, the Corporation had state net operating loss carryforwards of $357 million that begin to expire in 2009, if not utilized. In addition to the state net operating loss carryforwards at December 31, 2008, the Corporation also had federal net operating loss carryforwards of $724 thousand that will expire on December 31, 2009, if not utilized. These net operating losses are subject to Section 382 limitations resulting in a limitation on net operating loss deductions of $724 thousand per year.

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

(in thousands)	2008
Balance as of December 31, 2007	$267
Increases related to prior years tax positions	25
Decreases related to prior years tax positions	(72)
Increases related to current year tax positions	—

Balance as of December 31, 2008	$220

Included in the balance of unrecognized tax benefits at December 31, 2008 are potential benefits of $220 thousand that if recognized, would affect the effective tax rate on income from continuing operations. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense of the Consolidated Statements of Operations. At December 31, 2008, no interest and penalties were required to be recognized. At December 31, 2008, the tax years that remain subject to examination are 2005 through 2008 for both the Federal and State of Maryland tax authorities.

NOTE 19—EARNINGS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Year ended December 31,
(dollars in thousands, except per share data)	2008	2007	2006
Net income (loss)	$(39,468)	$32,130	$70,003
Less: Beneficial conversion feature on preferred stock	1,463	—	—
Preferred stock dividend and amortization of preferred stock discount	4,037	—	—

Net income (loss) available to common stockholders	$(44,968)	$32,130	$70,003

Basic EPS shares	32,581	31,972	32,727
Basic EPS	$(1.38)	$1.00	$2.14
Dilutive shares	—	223	355
Diluted EPS shares	32,581	32,195	33,082
Diluted EPS	$(1.38)	$1.00	$2.12
Antidilutive shares	3,269	1,341	31

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

	Year ended December 31,
	2008			2007			2006
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized gains (losses) arising during the year	$(167,602)	$(66,808)	$(100,794)	$(130,699)	$(52,442)	$(78,257)	$2,875	$1,020	$1,855
Reclassification of net losses (gains) realized in net income	119,588	47,593	71,995	44,991	17,609	27,382	5,924	1,996	3,928

Net unrealized gains (losses) on securities arising during the year	(48,014)	(19,215)	(28,799)	(85,708)	(34,833)	(50,875)	8,799	3,016	5,783

Net unrealized gains (losses) from derivative activities arising during the year	1,096	408	688	7,141	2,679	4,462	(851)	(237)	(614)
Employee benefit liability adjustment	(13,712)	(5,355)	(8,357)	324	(19)	343	—	—	—

Other comprehensive income (loss)	$(60,630)	$(24,162)	$(36,468)	$(78,243)	$(32,173)	$(46,070)	$7,948	$2,779	$5,169

The following table presents net accumulated other comprehensive income (loss) for the periods indicated:

(in thousands)	Net unrealized gains (losses) on Securities and Other Retained Interest	Net unrealized gains (losses) on Derivatives and Other Hedging Activities	Employee Benefit Liability Adjustment	Cumulative Other Comprehensive Gain (Loss)
Balance at December 31, 2005	$(14,917)	$(1,170)	$(1,196)	$(17,283)
Net change in OCI	5,783	(614)	—	5,169
Initial application of SFAS No. 158	—	—	(9,993)	(9,993)

Balance at December 31, 2006	(9,134)	(1,784)	(11,189)	(22,107)
Net change in OCI	(50,875)	4,462	343	(46,070)

Balance at December 31, 2007	(60,009)	2,678	(10,846)	(68,177)
Net change in OCI	(28,799)	688	(8,357)	(36,468)

Balance at December 31, 2008	$(88,808)	$3,366	$(19,203)	$(104,645)

NOTE 21—EMPLOYEE BENEFIT PLANS

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

Postretirement Benefits

The cost of life insurance benefits provided to the retirees is a direct cost to the Corporation. This plan is unfunded.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans

The Corporation recognizes the funded status of the defined benefit pension and other postretirement benefit plans as the difference between the fair value of plan assets and the benefit obligation in the Consolidated Statements of Condition with a corresponding adjustment of OCI, net of tax. For defined benefit pension plans, the projected benefit obligation is used to determine the funded status of the plan, while all other plans use the accumulated benefit obligation to make the funded status determination.

The following tables set forth the activity for each benefit plan’s projected benefit obligation, plan assets and funded status for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
(in thousands)	2008	2007	2008	2007	2008	2007
Change in Benefit Obligation:
Projected benefit obligation at January 1,	$47,506	$49,811	$10,628	$9,117	$343	$350
Service cost	1,823	2,223	230	1,046	3	3
Interest cost	3,039	2,859	687	527	22	20
Benefit payments	(3,543)	(5,200)	(452)	(469)	(20)	(30)
Actuarial loss (gain)	(2,202)	(2,187)	344	407	8	—

Projected benefit obligation at December 31,	$46,623	$47,506	$11,437	$10,628	$356	$343

Change in Plan Assets:
Plan assets fair value at January 1,	52,717	53,042	—	—	—	—
Employer contributions	15,320	3,500	452	469	20	30
Benefit payments	(3,543)	(5,200)	(452)	(469)	(20)	(30)
Actual return on plan assets	(12,946)	1,375	—	—	—	—

Plan assets fair value at December 31,	$51,548	$52,717	$—	$—	$—	$—

Plan assets in excess of (less than) projected benefit obligation	$4,925	$5,211	$(11,437)	$(10,628)	$(356)	$(343)

Accumulated Benefit Obligation at December 31,	$43,767	$44,316

The following presents amounts recognized in the Consolidated Statements of Condition for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Prepaid pension	$4,925	$5,211	$—	$—	$—	$—
Accrued liability	—	—	(11,437)	(10,628)	(356)	(343)

Total amount recognized	$4,925	$5,211	$(11,437)	$(10,628)	$(356)	$(343)

The table below presents the composition of the amounts recognized in the Consolidated Statements of Condition for the periods indicated:

	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefits
	2008	2007	2008	2007	2008	2007
Contributions in excess of periodic benefit cost	$33,374	$19,607	$(7,971)	$(6,866)	$(372)	$(372)
Unrecognized prior service credit (cost)	5	(27)	(1,506)	(2,008)	99	106
Unrecognized net actuarial loss	(28,454)	(14,369)	(1,960)	(1,754)	(83)	(77)

Total amounts recognized	$4,925	$5,211	$(11,437)	$(10,628)	$(356)	$(343)

The following presents components of accumulated other comprehensive income (loss) that have been recognized as a portion of net periodic benefit expense for the year ended December 31, 2008:

	Qualified Pension Plan	Non-qualified Pension Plan	Postretirement Benefits
Net loss arising during the period	$14,995	$344	$8
Amortization:
Prior service (cost) credit	(33)	(502)	6
Loss	(910)	(138)	(2)

Total net adjustment to other comprehensive (income) loss	$14,052	$(296)	$12

The weighted average assumptions used in determining the actuarial present value of the projected benefit obligation at December 31 are as follows:

	Pension Plans			Postretirement Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.37%	6.61%	5.93%	6.37%	6.61%	5.93%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%

Components of Net Periodic Benefit Expense

The actuarially estimated net benefit cost for the years ended December 31 includes the following components:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
(in thousands)	2008	2007	2006	2008	2007	2006	2008	2007	2006
Service cost-benefits earned during the year	$1,823	$2,223	$2,206	$230	$1,046	$139	$3	$3	$4
Interest cost on projected benefit obligation	3,039	2,859	2,526	687	527	527	22	20	18
Expected return on plan assets	(4,221)	(4,258)	(3,862)	—	—	—	—	—	—
Net amortization and deferral of loss (gain)	912	834	735	640	589	656	(5)	(4)	(6)

Net pension cost included in employee benefits expense	$1,553	$1,658	$1,605	$1,557	$2,162	$1,322	$20	$19	$16

Weighted average assumptions used in determining net periodic benefit cost for the three years ended December 31 are presented below:

	Qualified Pension Plan			Non-qualified Pension Plan			Postretirement Benefits
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Discount rate	6.61%	5.93%	5.88%	6.61%	5.93%	5.88%	6.61%	5.93%	5.88%
Expected rate of increase in future compensation	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%

The Corporation revises the rates applied in the determination of the actuarial present value of the projected benefit obligation to reflect the anticipated performance of the plan and changes in compensation levels.

Qualified Pension Plan Assets

The investment objective for the qualified pension plan assets is to increase the market value of the pension fund by achieving above average results over time, within acceptable risk parameters. Guidelines are set to achieve a total return from investment income and capital appreciation that insure adequate asset protection. This is to be achieved by focusing on all market sectors and managing the asset mix between certain categories, reflecting specific plan requirements and market conditions. The upper and lower composition limits of the portfolio are covered by the following parameters—equities: 44-83%, fixed income: 27-37%, and cash and equivalents: 0-10%. No single equity or industry or group can constitute more than 20% of either portfolio. No single company or equity can constitute more than 5% of the total portfolio. No single equity may compose more than 10% of the equity portfolio. No single issue, with the exception of U.S. Government and Agency obligations, can constitute more than 5% of the total value of the cash and equivalents. Quarterly, the pension plan’s investment advisor, which is unaffiliated with the Corporation or investment management, reviews the asset mix and portfolio performance with management. Management periodically evaluates the long-term rate of return on the qualified pension plan assets by reviewing the actual returns on the assets for specific periods of time, in addition to averaging the actual returns over specific periods of time. Long term rates of return for the qualified plan assets was 8.0% for 2008, 8.0% for 2007 and 8.0% for 2006.

The pension plan weighted-average asset allocations of the qualified pension plan by asset category for the year were as follows:

	Qualified Pension Plan
	2008	2007
Equity securities	62.0%	70.4%
Debt securities	32.7%	27.0%
Cash	5.3%	2.6%

	100.0%	100.0%

Contributions

The minimum required contribution in 2008 for the qualified plan is estimated to be zero. The maximum contribution amount for the qualified plan is the maximum deductible contribution under the Internal Revenue Code, which is dependent on several factors including proposed legislation that will affect the interest rate used to determine the current liability. In addition, the decision to contribute the maximum amount is dependent on other factors including the actual investment performance of plan assets. Given these uncertainties, the Corporation is not able to reliably estimate the maximum deductible contribution or the amount that will be contributed in 2009 to the qualified plan. During 2008, the Corporation contributed $15.3 million to the qualified pension plan. For the unfunded non-qualified pension and postretirement benefit plans, the Corporation will contribute the minimum required amount in 2009, which is equal to the benefits paid under the plans.

Benefit Payments

Presented below are the estimated future benefit payments, which as appropriate, reflect expected future service.

(in thousands)	Qualified Pension Plan	Non-qualified Pension Plan	Postretirement Benefits
2009	$3,225	$464	$36
2010	2,854	526	35
2011	2,926	520	34
2012	3,315	896	33
2013	3,779	830	31
2014-2018	18,736	6,204	137

Retirement Savings Plan

The Retirement Savings Plan (the “Plan”) is a defined contribution plan that is qualified under Section 401(a) of the Internal Revenue Code of 1986. The Plan generally allows all employees who complete six months of employment and elect to participate, to receive matching funds from the Corporation for pre-tax retirement contributions made by the employee. The annual contribution to this Plan is at the discretion of, and determined by, the Board of Directors of the Corporation. Under provisions of the Plan, the maximum contribution is 75% of an employee’s contribution up to 4.5% of the individual’s salary. Contributions to this Plan amounted to $2.5 million, $2.8 million and $2.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

The Corporation and the Bank exceeded all regulatory capital requirements as of December 31, 2008. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through the Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends.

As a commercial bank under the Maryland Financial Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of additional paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes.

During 2008, the Corporation raised additional capital through the issuance of common shares, convertible preferred shares and senior preferred shares under TARP, see Note 13. All of these equity issuances qualified at Tier I capital for regulatory purposes. Additionally the Corporation’s wholly-owned bank subsidiary, Provident Bank, also issued $50.0 million in subordinated notes that qualified as Tier 2 capital. The Corporation and the Bank, in declaring and paying dividends, are limited due to minimum regulatory capital requirements must be maintained and by the provisions of TARP. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation.

The actual regulatory capital ratios and required ratios for capital adequacy purposes under FIRREA and the ratios to be categorized as “well capitalized” under prompt corrective action regulations are summarized in the following table for the periods indicated:

	Provident Bankshares December 31,		Provident Bank December 31,
(dollars in thousands)	2008	2007	2008	2007
Total equity capital per consolidated financial statements	$671,073	$555,771	$527,973	$417,135
Qualifying trust preferred securities	129,000	129,000	—	—
Accumulated other comprehensive loss	104,645	68,177	104,645	67,243

Adjusted capital	904,718	752,948	632,618	484,378
Adjustments for tier 1 capital:
Goodwill and disallowed assets	(301,088)	(260,186)	(45,657)	(6,280)

Total tier 1 capital	603,630	492,762	586,961	478,098

Adjustments for tier 2 capital:
Allowance for loan losses	73,098	55,269	73,098	55,269
Subordinated notes	50,000	—	50,000	—
Allowance for letter of credit losses	701	635	701	635

Total tier 2 capital adjustments	123,799	55,904	123,799	55,904

Total regulatory capital	$727,429	$548,666	$710,760	$534,002

Risk-weighted assets	$6,295,196	$5,057,463	$6,325,499	$5,034,109	Minimum Regulatory Requirements	To be “Well Capitalized”
Quarterly regulatory average assets	6,248,664	6,145,549	6,246,311	6,135,648

Ratios:
Tier 1 leverage	9.66%	8.02%	9.40%	7.79%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	9.59	9.74	9.28	9.50	4.00	6.00
Total regulatory capital to risk-weighted assets	11.56	10.85	11.24	10.61	8.00	10.00

NOTE 23—BUSINESS SEGMENT INFORMATION

The Corporation’s lines of business are structured according to the channels through which its products and services are delivered to its customers. For management purposes the lines are divided into the following segments: Consumer Banking, Commercial Banking, and Treasury and Administration.

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key urban areas of Baltimore, Washington and Richmond through 78 traditional and 64 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 196 ATMs, telephone banking and the Internet. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

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

The table below summarizes results by each business segment for the periods indicated.

(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total
2008:
Net interest income	$66,764	$93,875	$13,800	$174,439
Provision for loan losses	9,475	8,723	19,414	37,612

Net interest income after provision for loan losses	57,289	85,152	(5,614)	136,827
Non-interest income (loss)	20,222	91,661	(113,021)	(1,138)
Non-interest expense	28,171	149,115	36,443	213,729

Income (loss) before income taxes	49,340	27,698	(155,078)	(78,040)
Income tax expense (benefit)	24,387	13,690	(76,649)	(38,572)

Net income (loss)	$24,953	$14,008	$(78,429)	$(39,468)

Total assets	$2,530,807	$3,062,006	$967,035	$6,559,848

2007:
Net interest income	$65,830	$99,762	$25,640	$191,232
Provision for loan losses	8,655	4,065	10,645	23,365

Net interest income after provision for loan losses	57,175	95,697	14,995	167,867
Non-interest income (loss)	20,149	107,676	(47,906)	79,919
Non-interest expense	27,864	153,363	29,862	211,089

Income (loss) before income taxes	49,460	50,010	(62,773)	36,697
Income tax expense (benefit)	6,155	6,224	(7,812)	4,567

Net income (loss)	$43,305	$43,786	$(54,961)	$32,130

Total assets	$2,431,842	$2,955,802	$1,077,402	$6,465,046

2006:
Net interest income	$61,394	$109,599	$33,418	$204,411
Provision for loan losses	1,283	2,328	362	3,973

Net interest income after provision for loan losses	60,111	107,271	33,056	200,438
Non-interest income (loss)	18,720	101,334	(6,792)	113,262
Non-interest expense	26,101	154,879	33,599	214,579

Income (loss) before income taxes	52,730	53,726	(7,335)	99,121
Income tax expense (benefit)	15,490	15,782	(2,154)	29,118

Net income (loss)	$37,240	$37,944	$(5,181)	$70,003

Total assets	$2,163,576	$3,068,326	$1,063,991	$6,295,893

The following table discloses the net carrying amount of goodwill at December 31, 2008, 2007 and 2006 respectively by segment.

(in thousands)	2008	2007	2006
Commercial Banking	$86,812	$86,328	$86,621
Consumer Banking	168,518	167,578	167,922

Total	$255,330	$253,906	$254,543

Adjustments to goodwill were due to the resolution of income tax uncertainties related to previous mergers.

NOTE 24—PARENT COMPANY FINANCIAL INFORMATION

The Statements of operations, condition and cash flows for Provident Bankshares Corporation (parent only) are presented below.

Statements of Operations

	Year ended December 31,
(in thousands)	2008	2007	2006
Interest income from bank subsidiary	$96	$76	$77
Interest income from investment securities	280	909	837
Net derivative activities	79	418	243
Net losses	—	—	(83)
Dividend income from subsidiaries	24,225	81,693	71,990

Total income	24,680	83,096	73,064

Operating expenses	11,586	12,082	11,437

Income before income taxes and equity in undistributed income of subsidiaries	13,094	71,014	61,627
Income tax benefit	3,766	3,604	3,627

	16,860	74,618	65,254
Equity in undistributed income (loss) of subsidiaries	(56,328)	(42,488)	4,749

Net income (loss)	$(39,468)	$32,130	$70,003

Statements of Condition

	December 31,
(in thousands)	2008	2007
Assets:
Interest-bearing deposit with bank subsidiary	$20,892	$657
Securities available for sale	—	13,564
Investment in subsidiaries	532,422	421,363
Other assets	257,734	258,599

Total assets	$811,048	$694,183

Liabilities:
Long-term debt	$136,511	$136,683
Other liabilities	3,464	1,729

Total liabilities	139,975	138,412

Stockholders’ equity:
Preferred stock	187,946	—
Common stock	33,511	31,622
Additional paid-in capital	376,234	347,603
Retained earnings	178,027	244,723
Net accumulated other comprehensive loss	(104,645)	(68,177)

Total stockholders’ equity	671,073	555,771

Total liabilities and stockholders’ equity	$811,048	$694,183

Statements of Cash Flows

	Year ended December 31,
(in thousands)	2008	2007	2006
Operating activities:
Net income	$(39,468)	$32,130	$70,003
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Equity in undistributed (income) loss from subsidiaries	56,328	42,488	(4,749)
Preferred dividends declared not paid	(989)	—	—
Other operating activities	6,302	(11,560)	12,253

Total adjustments	61,641	30,928	7,504

Net cash provided by operating activities	22,173	63,058	77,507

Investing activities:
Sales (purchases) of securities available for sale	—	—	(15,080)
Contributions to bank subsidiary	(191,500)	(236)	—
Other investing activities	(222)	—	—

Net cash provided (used) by investing activities	(191,722)	(236)	(15,080)

Financing activities:
Proceeds from issuance of preferred stock	200,742	—	—
Proceeds from issuance of common stock	13,237	5,655	15,598
Purchase of treasury stock	(170)	(29,288)	(39,228)
Cash dividends on preferred stock	(2,757)	—	—
Cash dividends on common stock	(21,268)	(40,287)	(38,413)
Other financing activities	—	220	219

Net cash provided (used) by financing activities	189,784	(63,700)	(61,824)

Increase (decrease) in cash and cash equivalents	20,235	(878)	603
Cash and cash equivalents at beginning of period	657	1,535	932

Cash and cash equivalents at end of period	$20,892	$657	$1,535

Supplemental disclosures:
Income taxes refunded	$3,362	$3,446	$2,351

NOTE 25—AGREEMENT AND PLAN OF MERGER

On December 18, 2008, the Corporation entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with M&T Bank Corporation (“M&T”), a New York corporation. Pursuant to the Merger Agreement, M&T will acquire the Corporation in a stock-for-stock merger transaction valued at approximately $401 million, based on M&T’s closing price on December 16, 2008.

The Merger Agreement provides that, as promptly as reasonably practicable after signing the Merger Agreement, M&T will cause a corporation (“Merger Sub”) to be formed in Maryland as a wholly-owned subsidiary of M&T, and M&T will cause Merger Sub to become a party to the Merger Agreement. The Merger Agreement provides that the Corporation will be merged with and into Merger Sub (the “Merger”), with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of M&T. Immediately following the Merger, the Corporation’s subsidiary Provident Bank of Maryland would also be merged with and into M&T’s subsidiary M&T Bank.

The Merger Agreement has been approved by the board of directors of the Corporation and M&T. Subject to the approval of the Corporation’s common stockholders, regulatory approvals and other customary closing conditions, the Corporation anticipates completing the transaction in the second quarter of 2009.

In connection with the Merger, the Corporation’s common stockholders will receive 0.171625 shares of M&T common stock for each share of the Corporation’s common stock held by them, which represents approximately $10.50 per share of the Corporation’s common stock, based on M&T’s closing price on December 16, 2008. Aggregate consideration for the outstanding the Corporation’s common stock is comprised of approximately 5.75 million shares of M&T common stock, subject to adjustment, and is based on approximately 33.5 million shares of the Corporation’s common stock currently outstanding.

M&T will issue shares in new series of preferred stock, to be respectively designated prior to the effectiveness of the Merger as Mandatory Convertible Non-Cumulative Preferred Stock and Fixed Rate Cumulative Perpetual Preferred Stock in exchange for the shares of Series A Mandatory Convertible Non-Cumulative Preferred Stock (“Provident Series A Stock”) and Fixed Rate Cumulative Perpetual Preferred Stock, Series B (“Provident Series B Stock”) held by the Corporation’s preferred stockholders. The terms and conditions of the two new series of M&T preferred stock will be substantially the same as those of the Corporation’s Series A Stock and the Provident Series B Stock, respectively.

The Corporation’s outstanding options will vest and be converted into options to purchase M&T common stock, based on the exchange ratio applied to the Corporation’s common stock.

The Merger Agreement provides certain termination rights for both the Corporation and M&T, and further provides that upon termination of the Merger Agreement under certain circumstances, the Corporation will be obligated to pay M&T a termination fee of $15.8 million.

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

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over the financial reporting process has been designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Corporation’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management conducted an assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008, utilizing the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that the Corporation’s internal control over financial reporting as of December 31, 2008 is effective.

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

Deloitte & Touche, LLP, an independent registered public accounting firm, has audited our financial statements that are in “Item 8. Financial Statements and Supplementary Data” and expressed an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2008.

March 10, 2009

/s/ Gary N. Geisel
Chairman of the Board and Chief Executive Officer

/s/ Dennis A. Starliper
Executive Vice President and Chief Financial Officer

Changes in Internal Control over Financial Reporting

No change in the Corporation’s internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Compliance with Laws and Regulations

Management is also responsible for compliance with the federal and state laws and regulations concerning dividend restrictions and federal laws and regulations concerning loans to insiders designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated laws and regulations relating to safety and soundness. Based on this assessment, management believes that Provident Bank, the wholly owned subsidiary of Provident Bankshares Corporation complied, in all significant respects, with the designated laws and regulations related to safety and soundness for the year ended December 31, 2008.

Item 9B.	Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Provident’s board of directors consists of 16 directors. The board of directors is divided into three classes with three-year staggered terms, with approximately one-third of the directors elected each year.

Information regarding executive officers and directors is provided below. Unless otherwise stated, each individual has held his or her current occupation for the last five years. The age indicated in each individual’s biography is as of December 31, 2008. The indicated period for service as a director includes service as a director of Provident Bank. Executive officers are elected annually by the board of directors.

The following directors have terms ending in 2009:

Kevin G. Byrnes has been President and Chief Operating Officer of Provident and Provident Bank since April 2003. Before becoming President and Chief Operating Officer, Mr. Byrnes served as Senior Executive Vice President of Provident since 2002. Age 61. Director since 2002.

Pierce B. Dunn has been a partner with Brown Investment Advisory and Trust Company since September, 2007. He is also Chairman of the Board of MIRCON, Inc., an environmental and engineering company. Mr. Dunn serves as Chair of the Audit Committee. Age 58. Director since 1987.

Mark K. Joseph is Chairman of the Board of Municipal Mortgage and Equity, LLC (Muni Mae) (NYSE: MMN), a real estate finance company. Mr. Joseph is also the Founding Chairman of The Shelter Group, a real estate development and property management company. Age 70. Director since 1993.

Pamela J. Mazza is a partner in the law firm of Piliero & Mazza, PLLC. Age 51. Director since 2005.

Sheila K. Riggs is the Chairperson of the Maryland Health and Higher Educational Facilities Authority, which issues bonds to finance health care and education facilities. Age 65. Director since 1982.

The following directors have terms ending in 2010:

Melvin A. Bilal is an attorney engaged in the private practice of law. Formerly, he served as President of Bilal Consulting. Age 66. Director since 1992.

Ward B. Coe, III has been a partner in the law firm of Gallagher, Evelius & Jones, LLP since July, 2007. Previously, he was a partner in the law firm of Whiteford, Taylor & Preston, LLP. Mr. Coe serves as Chair of the Corporate Governance Committee. Age 63. Director since 1997.

Frederick W. Meier, Jr. is President of Lord Baltimore Capital Corp., formerly ATAPCO Capital Management Group. Age 65. Director since 1997.

Gary N. Geisel has been Chairman of the Board and Chief Executive Officer of Provident and Provident Bank since April 2003. Before becoming Chairman and Chief Executive Officer, Mr. Geisel was President and Chief Operating Officer of Provident and Provident Bank from January 2001 until April 2003. Age 60. Director since 2001.

William J. Crowley, Jr. was managing partner of the Baltimore office of Arthur Andersen LLP from 1995 to 2002 and general partner from 1980 to 2002. Mr. Crowley serves on the Board of Directors of Foundation Coal Holdings, Inc. and is the Chair of the Audit Committee. He also serves on the Board of Trustees of the JNL Series Trusts and is a member of the Audit Committee. Mr. Crowley has been designated as an audit committee financial expert under the rules of the Securities and Exchange Commission. Age 63. Director since 2003.

Bryan J. Logan is a director of Fugro Earth Data, Inc., a group of companies which specializes in the acquisition, development, analysis and application of spatial data and GIS services for engineering, environmental and land management clients worldwide. Previously, he was Chairman of Earth Data International, the predecessor of Fugro Earth Data, Inc. Age 60. Director since 2004.

The following directors have terms ending in 2011:

Thomas S. Bozzuto is Chief Executive Officer of The Bozzuto Group, a full-service residential development company located in Greenbelt, Maryland. Age 62. Director since 1998.

James G. Davis, Jr. is the President and Chief Executive Officer of the James G. Davis Construction Corporation. Age 51. Director since 2006.

Barbara B. Lucas served as the Senior Vice President and Corporate Secretary of The Black & Decker Corporation until her retirement in 2006. Ms. Lucas serves as Chair of the Compensation Committee. Age 63. Director since 1996.

Enos K. Fry served as the Group Manager, Washington Metro Area, of Provident Bank until his retirement in 2006. Age 65. Director since 1997.

Dale B. Peck heads Peck Advisory Services, LLC in Vienna, Virginia, providing business development and strategic planning to high growth, well-established companies. Mr. Peck was formerly a partner with the accounting firm of Beers & Cutler, PLLC. Age 63. Director since 2006.

Executive Officers Who Are Not Also Directors

Robert L. Davis is General Counsel and Corporate Secretary of Provident and Provident Bank. Age 55.

Stephen K. Heine is Executive Vice President, Consumer and Business Banking, of Provident Bank. Prior to joining Provident Bank, Mr. Heine served as Senior Vice President at Mercantile Bancshares Corporation. Age 49.

Lillian S. Kilroy is Executive Vice President, Emerging Businesses, of Provident Bank. Age 51.

Robert H. Newton, Jr. is Executive Vice President, Commercial Banking, of Provident Bank. Age 57.

H. Les Patrick is Executive Vice President, Real Estate Lending, of Provident Bank. Age 52.

Dennis A. Starliper is Executive Vice President and Chief Financial Officer of Provident and Provident Bank. Age 62.

Jeanne M. Uphouse is Executive Vice President, Organizational Support, of Provident Bank. Age 48.

Kenneth J. Waldych is Executive Vice President, Credit Administration, of Provident Bank. Prior to joining Provident Bank, Mr. Waldych was with Executive Sounding Board Associates. Mr. Waldych served as Executive Vice President and Senior Credit Officer with Allfirst Bank prior to joining Executive Sounding Board Associates. Age 59.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires Provident’s executive officers and directors, and persons who own more than 10% of any registered class of Provident’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish Provident with copies of all Section 16(a) reports they file.

Based solely on its review of the copies of the reports it has received and written representations provided to Provident from the individuals required to file the reports, Provident believes that each of Provident’s executive officers and directors has complied with applicable reporting requirements for transactions in Provident’s common stock during the fiscal year ended December 31, 2008 except that: Mr. Davis filed one late report, representing one transaction; Ms. Kilroy filed one late report, representing one transaction; and each of the Company’s directors filed one late report, representing one transaction, respectively.

Code of Business Conduct and Ethics

Since Provident’s inception in 1987, it has had a Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is designed to ensure that Provident’s directors, executive officers and employees meet the highest standards of ethical conduct. The Code of Business Conduct and Ethics requires that Provident’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in Provident’s best interest. Under the terms of the Code of Business Conduct and Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Business Conduct and Ethics. A copy of the Code of Ethics and Business Conduct can be found in the Corporate Governance portion of the Investor Relations section of Provident’s website (www.provbank.com).

As a mechanism to encourage compliance with the Code of Business Conduct and Ethics, Provident has established procedures to receive, retain and treat complaints received regarding accounting, internal accounting controls or auditing matters. These procedures ensure that individuals may submit concerns regarding questionable accounting or auditing matters in a confidential and anonymous manner. The Code of Business Conduct and Ethics also prohibits Provident from retaliating against any director, executive officer or employee who reports actual or apparent violations of the Code of Business Conduct and Ethics.

Audit Committee

Provident maintains a separately designated Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Provident’s Audit Committee consists of Pierce B. Dunn, Chair; William J. Crowley, Jr.; Bryan J. Logan; Frederick W. E. Meier, Jr.; and Dale B. Peck. All members of the Audit Committee are independent in accordance with the listing standards of the Nasdaq Stock Market. The board of directors has designated Mr. Crowley as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Compensation Philosophy

The Company’s compensation philosophy for officers starts from the premise that the success of Provident depends upon the dedication and commitment of the people placed in key operating positions to drive the Bank’s business strategy. Provident strives to satisfy the demands of its business model by providing the Bank’s officers with incentives tied to the successful implementation of the corporate objectives.

The Company grounds its officer compensation philosophy on the following basic principles:

•

Meeting the Demands of the Market – Provident’s goal is to compensate officers at competitive levels that position the Bank as the employer of choice among peer institutions that provide similar financial services in the markets served.

•

Aligning with Shareholders – The Company uses equity compensation as a key component of compensation to develop a culture of ownership among key personnel and to align their individual financial interests with the interests of Provident’s shareholders.

•	Driving Performance – Compensation is structured around the attainment of company-wide financial and individual performance targets that return positive results to the bottom line.

Provident’s compensation program relies on three primary elements: (i) base compensation; (ii) short-term cash-based incentive compensation; and (iii) long-term equity-based incentive compensation. The Company meets the objectives of its compensation philosophy by achieving a balance among these three elements that is competitive with industry peers and creates appropriate incentives for officers. To achieve the necessary balance, the Compensation Committee works closely with nationally recognized independent compensation consultants who provide expertise on competitive compensation practices and assist in benchmarking the compensation program to peer institutions and to “best practices.”

Base Compensation. Officer salaries are reviewed at least annually to assess individual performance, to evaluate competitive position on base pay and to make any necessary adjustments. The Company’s goal is to maintain salary levels consistent with base pay received by those in comparable positions at peer institutions.

Short-Term Cash-Based Incentive Compensation. The short-term incentive program is a cash-based plan that is designed to reward the attainment of annual company-wide financial objectives at specified levels and individual performance relative to the specific tasks an officer is expected to accomplish during the year. All award levels are expressed as a percentage of base compensation.

Long-Term Equity-Based Incentive Compensation. The long-term incentive compensation program is based on the delivery of competitive equity awards to officers. The stock-based compensation program is used to reward outstanding performance with incentives that promote the creation of long-term shareholder value.

Role of the Compensation Committee

The Compensation Committee operates under the mandate of a formal charter that establishes a framework for the fulfillment of the Committee’s responsibilities. These responsibilities include the oversight and administration of the Company’s cash- and stock-based incentive programs and monitoring the success of these programs in achieving the objectives of the compensation philosophy. The Committee and the Board review the Committee’s Charter at least annually to ensure that the scope of the Charter is consistent with the Committee’s expected role.

The Committee consists of five independent directors. During 2008, the Committee met 6 times, including 3 executive sessions attended by Committee members only. The members of the Committee are: Barbara B. Lucas, Chair; Melvin A. Bilal; Thomas S. Bozzuto; James G. Davis, Jr.; and Sheila K. Riggs.

Peer Group Analysis

A critical element of Provident’s compensation philosophy and a key driver of specific compensation decisions for officers is a comparative analysis of compensation mix and levels relative to a peer group of publicly traded financial institutions. A guiding principle of the compensation philosophy is the maintenance of a competitive compensation program relative to the companies with which the Bank competes for talent. In 2008, this peer group was selected with the assistance of an independent compensation consultant on the basis of a several factors, including geographic proximity, size, operating characteristics and financial performance. The members of the peer group included the following financial institution holding companies:

Amcore Financial, Illinois

Community Bank System, New York

First Commonwealth Financial Corporation, Pennsylvania

First Merit Corporation, Ohio

First Midwest Bancorp, Illinois

FNB Corporation, Pennsylvania

Fulton Financial Corporation, Pennsylvania

National Penn Bancshares, Pennsylvania

NBT Bancorp, New York

Northwest Bancorp, Pennsylvania

Old National Bancorp, Illinois

Park National Corporation, Ohio

Peoples’ United Financial, Inc., Connecticut

Prosperity Bancshares, Texas

Provident Financial Services, New Jersey

Susquehanna Bancshares, Pennsylvania

UMB Financial Corporation, Kansas

United Bankshares, West Virginia

Valley National Bancorp, New Jersey

Wilmington Trust Corporation, Delaware

Role of the Compensation Consultant

Since 2004, the Compensation Committee has worked with the independent compensation consultants at Pearl Meyer & Partners for expertise in structuring the compensation program and assistance in benchmarking the Company’s compensation program against its peers. The Committee also reviews recent developments in the compensation area with Pearl Meyer to ensure that the program is consistent with prevailing industry practice. During 2008, Provident paid Pearl Meyer $69,938 for their services.

Role of Management

The CEO and the other named executive officers develop recommendations regarding the appropriate mix and level of compensation for their subordinates. The CEO meets with the Compensation Committee to discuss these recommendations and also reviews with the Committee his recommendations concerning the compensation of the named executive officers, including the COO and CFO. The CEO does not participate in Committee discussions relating to the determination of his own compensation.

Tax and Accounting Considerations

In consultation with appropriate advisors, the Company evaluates the tax and accounting treatment of each of the compensation programs at the time of adoption as well as on an annual basis. It is Provident’s intent to structure its compensation programs in a tax efficient manner. However, a formal policy that requires all compensation to be tax deductible for purposes of Section 162(m) of the Internal Revenue Code, which limits the deductibility of certain compensation paid to the named executive officers, has not been adopted.

Retirement Benefits; Employee Welfare Benefits

Provident Bank offers its employees tax-qualified retirement and savings plans. The primary pension vehicle is the cash balance retirement plan, which is funded on an annual basis at levels recommended by the Company’s actuaries. The cash balance plan is complemented by a 401(k) plan that enables employees to supplement their retirement savings with elective deferral contributions and an accompanying company match.

In addition to retirement programs, employees are provided with coverage under medical, dental, life insurance and disability plans on terms consistent with industry practice.

Perquisites

Certain officers are provided with an individual perquisite allowance to further their ability to promote the business interests of Provident and to reflect competitive practices for similarly situated officers employed by peer institutions. The allowance is reviewed annually by the Compensation Committee.

Director Compensation

Outside directors are compensated through a combination of an annual retainer and meeting fees. Directors who are also employees of Provident do not receive compensation for service on the Board. The annual retainer is paid in a combination of cash and restricted stock. Board and Committee meeting fees are paid in cash. The level and mix of director compensation is reviewed by the Compensation Committee on a periodic basis to ensure consistency with the objectives of the overall compensation philosophy and to remain competitive among peer institutions.

Stock Compensation Grant and Award Practices; Timing Issues

The Compensation Committee considers whether to make stock option grants and/or award other forms of equity during February of each year. Grants or awards may be made at other times during the year based on specific circumstances such as a new hire or a change in position or responsibility. The Compensation Committee’s decisions are reviewed and ratified by the full board of directors.

The process for determining equity awards and setting stock option grant dates and exercise prices is independent of any consideration of the timing of the release of material nonpublic information. Similarly, Provident has never timed the release of material nonpublic information with the purpose or intent of affecting the value of equity compensation.

The exercise price of stock options is set solely by reference to the applicable provisions of the Company’s stock compensation plans. Under the terms of the 2004 Equity Compensation Plan (the “Equity Plan”), which was approved by shareholders in 2004, the exercise price of an option is the average of the reported high bid and low asked price of Provident common stock on the grant date, as published in the Wall Street Journal. The grant date is the date of Board approval.

Stock Ownership Requirements

In 2007, the board of directors adopted and published Corporate Governance Guidelines. Included in those Guidelines is a stock ownership requirement applicable to the Directors of at least 1,000 shares within two years of joining the Board. The Company has not adopted formal stock ownership requirements for officers. As a practical matter, officers hold significant interests in the stock, which they have accumulated through participation in stock compensation programs and individual purchases.

The Compensation Program

Short-Term Cash-Based Incentive Compensation

In prior years, the Bank has maintained a short-term, cash-based incentive compensation program for its senior officers that linked annual awards to the attainment of a weighted mix of financial and individual performance targets. After careful deliberation, the Committee decided not to establish a formal cash-based incentive program in 2008 for senior officers, including the CEO and COO. Given the general state of the industry and uncertainties regarding the valuation of the Bank’s investment portfolio, the need to raise additional capital and the impact of these circumstances on the Bank’s annual budgeting process, the Committee felt that it would be difficult to establish meaningful financial performance targets for incentive awards. Accordingly, the Committee opted to review 2008 Bank and individual performance in early 2009 and make awards, if any, on a discretionary basis.

Long-Term Equity-Based Incentive Awards

In August 2008, the Committee implemented a new approach to the Company’s long-term, equity based incentive award program with grants of restricted stock to the CEO and COO. Based on the Committee’s desire to both ensure retention of key personnel and link the incentive directly with the Company’s stock performance, the awards incorporated both a time-based (applicable to one-third of the total award) and performance-based (applicable to two-thirds of the award) vesting schedule. The total award covered 70,227 and 43,551 shares for the CEO and COO, respectively. The component subject to time-based vesting will vest 50% on August 20, 2009 and 50% on August 20, 2010. The component subject to performance vesting conditions vests by reference to the attainment of a specified stock price level on each grant date anniversary (determined by reference to the average closing price of the Company’s stock for the ten trading days prior to the grant date anniversary) with 50% vesting on August 20, 2009 and 50% on August 20, 2010. In the event that the performance conditions are not satisfied on the applicable date, the shares are forfeited without regard to subsequent stock price performance.

Except as described above, in light of the Company’s pending merger transaction, no other equity compensation awards were made with respect to the Company’s 2008 results.

Review of CEO and COO Compensation

In light of the Company’s pending merger transaction, the Committee did not review, and no adjustments were made to, the base compensation of the CEO and COO. Accordingly, 2009 base salaries were maintained at $618,000 and $437,750 for the CEO and COO, respectively.

Executive Compensation

Summary Compensation Table

The following information is furnished for all individuals serving as the principal executive officer and principal financial officer of Provident for the 2008 fiscal year and the next three most highly compensated executive officers of Provident and Provident Bank who were serving as executive officers at the end of fiscal 2008. These persons are sometimes referred to in this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Gary N. Geisel Chairman and Chief Executive Officer of Provident and Provident Bank	2008 2007 2006	618,000 615,750 586,250	— — —	132,925 91,725 66,978	70,542 70,543 33,506	— — 191,000	796,776 568,454 725,890	54,835 51,230 44,947	$1,673,078 1,397,702 1,648,571

Dennis A. Starliper Chief Financial Officer and Executive Vice President of Provident and Provident Bank	2008 2007 2006	297,613 288,000 272,750	120,000 — —	62,161 41,462 25,290	22,057 10,763 5,385	— — 50,000	157,433 34,244 64,942	39,836 39,400 36,508	699,100 413,869 454,875

Kevin G. Byrnes President and Chief Operating Officer of Provident and Provident Bank	2008 2007 2006	437,750 436,156 414,375	175,200 — —	83,878 58,329 44,379	42,415 42,415 21,539	— — 135,000	465,019 804,283 197,998	46,531 44,452 42,579	1,250,793 1,385,635 855,870

Jeanne M. Uphouse Executive Vice President of Provident Bank	2008 2007 2006	277,088 256,208 230,500	140,000 — —	59,350 38,651 25,290	19,447 9,828 5,385	— — 45,000	22,126 5,081 26,288	39,303 39,206 36,639	557,314 348,974 369,102

Robert H. Newton, Jr. Executive Vice President of Provident Bank	2008 2007 2006	264,259 256,563 248,050	106,000 — —	49,678 34,152 25,290	15,545 8,331 5,385	— — 38,000	26,629 15,403 24,402	38,674 39,154 36,508	500,785 353,603 377,635

(1)	Reflects the dollar amount of compensation expense recognized for financial statement reporting purposes under FAS 123(R) for the award of shares of restricted stock for Messrs. Geisel, Starliper, Byrnes, Newton, and Ms. Uphouse. Restricted stock awards vest in four equal annual installments commencing on the first anniversary of the date of the award.

(2)	Reflects the dollar amount of compensation expense recognized for financial statement reporting purposes under FAS 123(R) for the grant of stock options for Messrs. Geisel, Starliper, Byrnes, Newton and Ms. Uphouse using the Black-Scholes option pricing model. For further information on the assumptions used to compute the fair value, see Note 12 to the Notes to the Financial Statements contained in the Company’s Annual Report on Form 10-K.
(3)	Includes the following amounts for changes in value of supplemental retirement income agreements: Mr. Geisel—$763,486; Mr. Starliper—$135,064; and Mr. Byrnes—$440,500.
(4)	Details of the amounts reported in the “All Other Compensation” column for 2008 are provided in the table below:

	Mr. Geisel	Mr. Starliper	Mr. Byrnes	Ms. Uphouse	Mr. Newton
Employer contributions to 401(k) Plan	$10,125	$10,125	$10,125	$10,125	$10,125
Dividends/earnings paid on stock awards	$16,710	$5,710	$8,406	$5,178	$4,548
Perquisites (a)	$28,000	$24,000	$28,000	$24,000	$24,000

(a)	Perquisite is a cash allowance based upon officer level.

Grants of Plan-Based Awards

The following table provides information concerning the award grants made to the Company’s named executive officers in the 2008 fiscal year.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
Gary N. Geisel	8/20/08	70,227	—	—	494,398
Dennis A. Starliper	2/20/08 8/20/08	5,181 3,324	24,000 33,843	17.37 7.04	119,994 91,425
Kevin G. Byrnes	8/20/08	43,551	—	—	306,599
Jeanne M. Uphouse	2/20/08 8/20/08	5,181 3,324	24,000 23,843	17.37 7.04	119,994 71,325
Robert H. Newton, Jr.	2/20/08 8/20/08	3,886 2,493	18,000 17,882	17.34 7.04	90,000 53,493

(1)	Represents potential short-term incentive awards for fiscal year 2008. Actual amounts paid under the short-term incentive program are reflected in the Summary Compensation Table.
(2)	The restricted stock awards granted to Messrs. Starliper and Newton and Ms. Uphouse in 2008 vest in four equal annual installments commencing on the first anniversary of the date of grant. The restricted stock awards granted to Messrs. Byrnes and Geisel in 2008 vest one-third upon time and two-thirds upon stock performance measures. The time vesting portion is 50% (of one-third) on August 20, 2009 and 50% (of one-third) on August 20, 2010. The performance measure is based upon the average closing price of the Company’s stock for the ten trading days prior to the anniversaries. 50% (of two-thirds) is calculated for vesting on August 20, 2009 and 50% (of two-thirds) is calculated on August 20, 2010. Shares not vested on either of these dates are forfeited. Shares forfeited on August 20, 2009 may not be recaptured on August 20, 2010, regardless of stock price performance.
(3)	The grant date fair value of each option award in the table is computed in accordance with FAS 123(R) and is therefore based upon the fair value of each option granted on February 20, 2008 of $1.25 and each option granted on August 20, 2008 of $2.01 using the Black-Scholes option pricing model.

(4)	The grant date fair value of each stock award set forth in the table is computed in accordance with FAS 123(R) and represents the average high bid and low asked prices of the Company’s stock on the grant dates of February 20, 2008 and August 20, 2008.

Other Potential Post-Termination Payments

Change in Control Agreements

The named executive officers have entered into change in control agreements with the Company to reflect the Board’s recognition of their key operating roles and to provide them with financial protection in the event of a change in control. For each executive, the agreements provide for the payment of a severance benefit and the continuation of employee benefits if the executive terminates employment following a change in control. The nature of the benefit provided to each executive depends on the circumstances of the executive’s termination of employment.

Under the agreements, a “change in control” of the Company includes (i) the acquisition by an unrelated person or entity of 10% or more of the Company’s stock; (ii) a change in the composition of the majority of the board of directors of the Company other than through the Board’s customary nomination process; (iii) a merger or similar business combination in which the Company is not the surviving party; (iv) a solicitation of stockholders by persons other than current management seeking shareholder approval of a merger or similar business combination; and (v) the commencement of a tender offer for more than 20% of the Company’s outstanding stock. The agreements include similar provisions relating to a change in control of the Company’s principal subsidiary, Provident Bank.

If, after a change in control, the executive’s employment is involuntarily terminated or terminates for “good reason,” the executive is entitled to a cash severance payment equal to 299% of his average annual taxable compensation over the last five completed calendar years preceding the change in control, or, if less, the number of completed calendar years of employment. In addition, the executive is entitled to continuation of the standard employee benefits package for 36 months or a lesser period if the executive obtains other comparable employment. Under the agreements, a termination of employment for good reason means that, following a change in control, the executive voluntarily terminates employment after experiencing a significant adverse change in the circumstances of his employment, such as a demotion or a loss of title, office or authority; a reduction in his compensation or benefits; or a relocation of the executive’s business office by more than 20 miles.

Assuming that a change in control of the Company had occurred at December 31, 2008 and an executive’s employment was terminated by the Company or by the executive for “good reason” on the same date, the payments due each executive would be as follows: Mr. Geisel—$1,753,948; Mr. Byrnes—$1,263,559; Mr. Starliper—$821,143; Mr. Newton—$863,480; and Ms. Uphouse—$835,045. In addition, each executive would receive continuation of employee benefits (medical, life and disability coverage) for up to 36 months with an approximate value of $36,703 for each officer.

The agreements also provide each executive with the opportunity to terminate employment on a voluntary basis without “good reason” and receive a reduced severance payment equal to six months’ current cash compensation and continuation of benefit coverage for the lesser of six months or the date the executive obtains other comparable employment. Assuming that a change in control of the Company had occurred at December 31, 2008 and the executive voluntarily terminated employment on the same date, the payments due each executive under this provision would be as follows: Mr. Geisel—$309,000; Mr. Byrnes—$218,875; Mr. Starliper—$149,350; Mr. Newton—$132,613; and Ms. Uphouse—$139,050. In addition, each executive would receive continuation of employee benefits (medical, life and disability coverage) for up to six months with an approximate value of $6,117 for each executive.

The change in control agreements only provide severance payments and benefits if the executive’s employment is terminated in the circumstances specified above. If the executive is terminated for cause, no payments or benefits would be provided. The agreements define termination for cause to include an intentional and continued failure to perform stated duties, the commission of certain crimes or regulatory infractions and personal dishonesty.

Acceleration of Vesting for Stock Compensation

Awards under the Company’s stock-based compensation plans generally provide for accelerated vesting of outstanding awards in the event of a change in control of the Company. Under these plans, the events that constitute a “change in control” are defined in the same manner as under the change in control agreements, previously described. Assuming that a change in control of the Company had occurred at December 31, 2008, the named executive officers would vest in awards of stock options and restricted stock with the following value based on the acceleration provisions of their award agreements: Mr. Geisel—$733,136; Mr. Byrnes—$454,155; Mr. Starliper—$111,129; Mr. Newton—$82,680; and Ms. Uphouse—$108,095.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning unexercised options and stock awards that have not vested for each named executive officer outstanding as of December 31, 2008.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Gary N. Geisel	17,563 21,000 52,500 15,000 25,000 40,000 20,000 10,308 9,082	(1) (1) (1) (1) (1) (1) (2) (2) (2)	10,311 27,248	(2) (2)	18.19 18.51 20.87 24.68 23.87 32.22 33.66 36.00 35.70	10/20/09 12/20/10 03/21/11 01/16/12 04/16/13 02/18/14 02/16/13 02/15/14 02/21/15	75,894	(2)	733,136
Dennis A. Starliper	15,000 11,000 1,657 1,319	(1) (2) (2) (2)	1,658 3,956	(2) (2)	32.22 33.66 36.00 35.70	02/18/14 02/16/13 02/15/14 02/21/15	11,504	(2)	111,129
Kevin G. Byrnes	50,000 30,000 16,000 6,627 5,119	(1) (1) (2) (2) (2)	6,628 15,358	(2) (2)	23.45 32.22 33.66 36.00 35.70	11/04/12 02/18/14 02/16/13 02/15/14 02/21/15	47,014	(2)	454,155
Jeanne M. Uphouse	15,000 10,000 1,657 1,090	(1) (2) (2) (2)	1,658 3,268	(2) (2)	32.22 33.66 36.00 35.70	02/18/14 02/16/13 02/15/14 02/21/15	11,190	(2)	108,095
Robert H. Newton, Jr.	7,350 5,000 10,000 15,000 11,000 1,657 723	(1) (1) (1) (1) (2) (2) (2)	1,658 2,167	(2) (2)	13.15 24.68 23.51 32.22 33.66 36.00 35.70	06/21/10 01/16/12 02/19/13 02/18/14 02/16/13 02/15/14 02/21/15	8,559	(2)	82,680

(1)	Non-qualified stock options granted pursuant to the Provident Bankshares Corporation Amended and Restated Stock Option Plan are all fully vested and exercisable and expire ten years from their date of grant.
(2)	Stock options and stock awards granted pursuant to the Provident Bankshares Corporation 2004 Equity Compensation Plan vest in four annual installments commencing on the first anniversary of the date of the grant and expire eight years from the date of grant, except as set forth in footnote 2 to the “Grants of Plan-Based Awards” with respect to the vesting criteria for stock awards granted to Messrs. Geisel and Byrnes in 2008.

Option Exercises And Stock Vested

The following table provides information concerning stock option exercises and the vesting of stock awards for each named executive officer, on an aggregate basis, during the 2008 fiscal year.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Gary N. Geisel	—	—	2,846	50,096
Dennis A. Starliper	—	—	1,323	23,241
Kevin G. Byrnes	—	—	1,796	31,630
Jeanne M. Uphouse	—	—	1,218	21,412
Robert H. Newton, Jr.	—	—	1,050	18,485

Pension Benefits

The following table provides information with respect to each plan that provides for payments or benefits in connection with the retirement of a named executive officer.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)
Gary N. Geisel	Provident Bank of Maryland Pension Plan	10.5	181,947
	Supplemental Retirement Income Agreement	N/A	4,854,961
Dennis A. Starliper	Provident Bank of Maryland Pension Plan	23.0	538,042
	Supplemental Retirement Income Agreement	N/A	792,946
Kevin G. Byrnes	Provident Bank of Maryland Pension Plan	5.0	94,303
	Supplemental Retirement Income Agreement	N/A	2,534,958
Jeanne M. Uphouse	Provident Bank of Maryland Pension Plan	10.5	109,386
Robert H. Newton, Jr.	Provident Bank of Maryland Pension Plan	7.5	111,122

Provident has supplemental retirement income agreements with Messrs. Geisel, Byrnes and Starliper. Mr. Geisel’s agreement will pay 70% of his final pay, reduced by Social Security, the age-65 benefit accrued under the Bank’s Pension Plan, and then proportionately reduced for each year his retirement precedes age 60. Mr. Byrnes’ agreement will pay 70% of his final pay, reduced by Social

Security, the age-65 benefit accrued under the Bank’s Pension Plan, and then proportionately reduced for each year his retirement precedes age 65. Mr. Starliper’s agreement will pay 60% of his final pay, reduced by Social Security, the age-65 benefit accrued under the Bank’s Pension Plan, and then proportionately reduced for each year his retirement precedes age 65.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis that is required by the rules established by the Securities and Exchange Commission. Based on such reviews and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2008. Furthermore, the Compensation Committee certifies that it has reviewed with senior risk officers the incentive compensation arrangements with senior executive officers (as defined in subsection 111(b)(3) of the Emergency Economic Stabilization Act of 2008 and 31 C.F.R. § 30.2) and has made reasonable efforts to ensure that such arrangements do not encourage senior executive officers to take unnecessary and excessive risks that threaten the value of Provident or Provident Bank.

The Compensation Committee of the Board of Directors

of Provident Bankshares Corporation

Barbara B. Lucas (Chair)

Melvin A. Bilal

Thomas S. Bozzuto

James G. Davis, Jr.

Sheila K. Riggs

Compensation Committee Interlocks and Insider Participation

No executive officer of Provident or Provident Bank serves or has served as a member of the compensation committee of another entity, which has one of its executive officers on the Compensation Committee of Provident or Provident Bank. No executive officer of Provident or Provident Bank serves or has served as a director of another entity, which has one of its executive officers on the Compensation Committee of Provident or Provident Bank.

Directors’ Compensation

The following table sets forth the compensation paid to the Company’s non-employee directors for their Board service during 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(1)	Total ($)
Melvin A. Bilal	35,000	20,000	—	55,000
Thomas S. Bozzuto	36,250	20,000	—	56,250
Ward B. Coe, III	40,000	20,000	—	60,000
William J. Crowley, Jr.	52,500	20,000	—	72,500
James G. Davis, Jr.	33,750	20,000	—	53,750
Pierce B. Dunn	71,875	20,000	—	91,875
Enos K. Fry	31,250	20,000	—	51,250
Mark K. Joseph	28,750	20,000	—	48,750
Bryan J. Logan	46,250	20,000	—	66,250
Barbara B. Lucas	47,500	20,000	—	67,500
Peter M. Martin (4)	7,500	—	—	7,500
Pamela J. Mazza	32,500	20,000	—	52,500
Frederick W. Meier, Jr.	50,000	20,000	—	70,000
Dale B. Peck	52,500	20,000	—	72,500
Francis G. Riggs (4)	8,750	—	—	8,750
Sheila K. Riggs	36,250	20,000	—	56,250

(1)

Name	Aggregate Number of Stock Options Outstanding at December 31, 2008	Aggregate Number of Unvested Stock Awards Outstanding at December 31, 2008
Melvin A. Bilal	11,513	—
Thomas S. Bozzuto	—	—
Ward B. Coe, III	8,513	—
William J. Crowley, Jr.	7,000	—
James G. Davis, Jr.	7,000	—
Pierce B. Dunn	12,213	—
Enos K. Fry	50,493	—
Mark K. Joseph	12,213	—
Bryan J. Logan	7,000	—
Barbara B. Lucas	4,863	—
Peter M. Martin	37,000	—
Pamela J. Mazza	7,000	—
Frederick W. Meier, Jr.	—	—
Dale B. Peck.	7,000	—
Francis G. Riggs	4,863	—
Sheila K. Riggs	12,213	—

(2)	Reflects the dollar amount of compensation expense recognized for financial statement reporting purposes under FAS 123(R) for the award of shares of restricted stock. The grant date fair value of the 1,805 shares of stock awards granted in 2008 to each director was $20,000, as recognized for financial statement reporting purposes as computed in accordance with FAS 123(R), based upon the Company’s stock average high bid and low asked price of $11.08 on the grant date.
(3)	A restriction applicable to these restricted shares is that they may not be sold or otherwise divested until six months after the recipient has left the board of directors.
(4)	Messrs. Martin and Riggs retired from the board of directors of the Company effective April 16, 2008.

Provident and Provident Bank have a deferred compensation plan for non-employee directors. Each year, a director may elect to defer payment of all or part of the director’s fees for that year until the individual ceases to be a director. Interest is accrued on the deferred amount at the prime rate. Payment of the deferred amount may be made to the director or to his or her beneficiary. In addition, non-employee directors are eligible to receive options under Provident’s Stock Option Plan and the Equity Plan.

The Non-Employee Directors’ Severance Plan provides that if a director’s service is terminated following a “change in control” (as defined in the plan) of Provident or Provident Bank, the director will be entitled to receive a payment equal to five times the director’s annual retainer.

Retainer and Meeting Fees for Non-Employee Directors. The Company works with an independent compensation consultant for expertise in structuring the compensation paid to non-employee directors and benchmarking that compensation against the Company’s peers. The following table sets forth the applicable retainers and fees that will be paid to non-employee directors for their service on the Company’s and the Bank’s boards of directors during 2009.

Annual Retainer	$32,500	*
Fee Per Board Meeting:
Regular Meeting	$1,250	**
Special Meeting	$1,250
Fee Per Committee Meeting:
Committee Chairperson	$1,875
All other Committee Members	$1,250

*	Of the $32,500, $20,000 is paid in the form of restricted shares of Company common stock and the remaining $12,500 is paid in cash.
**	A single fee is paid if the Company and Bank boards meet on the same day.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a) and (b) Security Ownership of Certain Beneficial Owners and Security Ownership of Management

The following table provides information as of February 20, 2009, with respect to persons known to Provident to be the beneficial owners of more than 5% of Provident’s outstanding common stock. A person may be considered to beneficially own any shares of common stock over which he or she has, directly or indirectly, sole or shared voting or investing power.

Name and Address	Number of Shares Owned		Percent of Common Stock Outstanding
T. Rowe Price Associates, Inc. 100 E. Pratt Street Baltimore, Maryland 21202	2,804,742	(1)	8.37%

Barclays Global Investors, NA Barclays Global Fund Advisors Barclays Global Investors, LTD 45 Fremont St. San Francisco, California 94105	2,611,364	(2)	7.79%

Dimensional Fund Advisors LP Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	1,836,111	(3)	5.48%

(1)	Based on information filed in Schedule 13G with the U.S. Securities and Exchange Commission on February 12, 2009.
(2)

Based on information filed in Schedule 13G with the U.S. Securities and Exchange Commission on February 5, 2009, and includes shares held by each of Barclays Global Investors, NA, Barclays Global Fund Advisors and Barclays Global Investors, LTD. The shares reported are reported to be held by the company in trust accounts for the economic benefit of the beneficiaries of those accounts. Barclays Global Investors, NA, Barclays Global

Fund Advisors and Barclays Global Investors, LTD filed a joint Schedule 13G to report such beneficial holdings together with the following entities, each of which reported that it did not individually beneficially own any shares of Provident common stock: Barclays Global Investors Japan Limited, Barclays Global Investors Canada Limited, Barclays Global Investors Australia Limited and Barclays Global Investors (Deutschland) AG.

(3)	Based on information filed in Schedule 13G with the U.S. Securities and Exchange Commission on February 9, 2009, Dimensional Fund Advisors LP (“Dimensional”), an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts. These investment companies, trusts and accounts are the “Funds.” In its role as investment advisor or manager, Dimensional possesses investment and/or voting power over the securities of the Issuer described in the Schedule 13G that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in the Schedule 13G are owned by the Funds. Dimensional disclaims beneficial ownership of such securities.

The following table provides information as of February 12, 2009 about the shares of common stock of Provident that may be considered to be beneficially owned by each director of Provident, by those executive officers of Provident named in the Summary Compensation Table, and by all directors and executive officers of Provident as a group. Unless otherwise indicated, each of the named individuals has sole voting power and sole investment power with respect to the shares shown.

Name	Number of Shares Owned (excluding options)		Number of Shares That May Be Acquired Within 60 Days by Exercising Options	Percent of Common Stock Outstanding(1)
Directors
Melvin A. Bilal	4,593		11,513	*
Thomas S. Bozzuto	29,363		—	*
Kevin G. Byrnes	72,650	(2)	116,181	*
Ward B. Coe, III	19,144		8,513	*
William J. Crowley, Jr.	13,667	(3)	7,000	*
James G. Davis, Jr.	3,400		7,000	*
Pierce B. Dunn	32,231	(4)	12,213	*
Enos K. Fry	19,146	(5)	50,493	*
Gary N. Geisel	134,076	(6)	228,381	1.07%
Mark K. Joseph	34,827		12,213	*
Bryan J. Logan	30,351		7,000	*
Barbara B. Lucas	27,296		4,863	*
Pamela J. Mazza	5,408		7,000	*
Frederick W. Meier, Jr.	17,872		–	*
Dale B. Peck	9,705		7,000	*
Sheila K. Riggs	57,081	(7)	12,213	*
Named Executive Officers who are not also Directors
Robert H. Newton, Jr.	24,130	(8)	56,781
Dennis A. Starliper	77,115	(9)	43,203	*
Jeanne M. Uphouse	30,908	(10)	41,744	*
All directors and executive officers as a group (24 persons)	722,040		802,831	4.44%

*	Indicates ownership of less than 1.0%.
(1)	Percentages with respect to each person or group of persons have been calculated on the basis of 33,511,560 shares of Provident’s common stock outstanding as of February 12, 2009, plus the number of shares of Provident’s common stock which such person or group of persons has the right to acquire within 60 days after February 12, 2009 by the exercise of stock options.
(2)	Includes 8,084 shares held in 401(k) plan.

(3)	Includes 7,500 shares held by spouse.
(4)	Includes 135 shares held by spouse; 1,999 shares held as custodian; and 6,862 shares held as trustee.
(5)	Includes 9,707 shares held by IRA and 952 shares held by spouse.
(6)	Includes 14,151 shares held in 401(k) plan.
(7)	Includes 2,424 shares held as custodian.
(8)	Includes 2,518 shares held in 401(k) plan.
(9)	Includes 40,306 shares held in 401(k) plan.
(10)	Includes 7,300 shares held in 401(k) plan.

Equity Compensation Plan Information

The following table sets forth information, as of December 31, 2008, about the Company’s equity securities that may be issued under all of Provident Bankshares’ equity compensation plans. The Company’s stockholders approved each of the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	3,697,348	$22.64	2,697,099

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independent Directors

Provident’s board of directors is comprised of 16 directors. The board of directors has determined that the following directors are independent directors under the listing standards of the Nasdaq Stock Market: Messrs. Bilal, Bozzuto, Coe, Crowley, Davis, Dunn, Joseph, Logan, Mazza, Meier, Peck, and Ms. Lucas and Ms. Riggs. In reaching this determination, the board of directors reviewed commercial loans made by Provident Bank to related interests of Messrs. Bozzuto, Coe, Davis, Joseph and Logan and consumer loans made to Ms. Lucas and Ms. Mazza. In addition, the board of directors considered Mr. Coe’s position as a partner in the law firm of Whiteford, Taylor & Preston, LLP through June 30, 2007 and a partner in the law firm of Gallagher, Evelius & Jones, LLP from July 1, 2007. Both of these law firms provide legal services to Provident and Provident Bank.

Policy and Procedures Governing Related Person Transactions

The Company maintains a Policy and Procedures Governing Related Person Transactions, which is a written policy and set of procedures for the review and approval or ratification of transactions involving related persons. Under the policy, related persons consist of directors, director nominees, executive officers, persons or entities known to the Company to be the beneficial owner of more than five percent of any outstanding class of the voting securities of the Company, or immediate family members or certain affiliated entities of any of the foregoing persons.

Transactions covered by the policy consist of any financial transaction, arrangement or relationship or series of similar transactions, arrangements or relationships, in which:

•	the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year;

•	the Company is, will, or may be expected to be a participant; and

•	any related person has or will have a direct or indirect material interest.

The policy excludes certain transactions, including:

•	any compensation paid to an executive officer of the Company if the Compensation Committee of the board approved (or recommended that the board approve) such compensation;

•	any compensation paid to a director of the Company if the board or an authorized committee of the board approved such compensation; and

•

any transaction with a related person involving consumer and investor financial products and services provided in the ordinary course of the Company’s business and on substantially the same terms as those prevailing at the time for comparable services provided to unrelated third parties or to the Company’s employees on a broad basis (and, in the case of loans, in compliance with the Sarbanes-Oxley Act of 2002).

Related person transactions are approved or ratified by the Corporate Governance Committee. In determining whether to approve or ratify a related person transaction, the Corporate Governance Committee considers all relevant factors, including:

•	whether the terms of the proposed transaction are at least as favorable to the Company as those that might be achieved with an unaffiliated third party;

•	the size of the transaction and the amount of consideration payable to the related person;

•	the nature of the interest of the related person;

•	whether the transaction may involve a conflict of interest; and

•	whether the transaction involves the provision of goods and services to the Company that are available from unaffiliated third parties.

A member of the Corporate Governance Committee who has an interest in the transaction will abstain from voting on approval of the transaction, but may, if so requested by the chair of the Corporate Governance Committee, participate in some or all of the discussion.

Periodically, Provident Bank may engage in lending transactions with its officers and directors, as well as immediate family members of, and entities associated with such persons. Such transactions are made in the ordinary course of business and on substantially the same terms, including interest rate and collateral, as those prevailing at the time for comparable transactions with persons not related to Provident Bank. Loans to such persons do not involve more than the normal risk of collection or present other unfavorable features.

Consistent with federal regulations, the board of directors of the Bank reviews for prior approval all loans made to directors and executive officers in an amount that, when aggregated with the amount of all other loans to such persons and their related interests, exceed the greater of $25,000 or 5% of the Bank’s capital and surplus (up to a maximum of $500,000). Additionally, pursuant to the Code of Business Conduct and Ethics, all executive officers and directors must disclose any private interest that presents the possibility of conflicts of interest with the Company or the Bank.

Item 14. Principal Accountant Fees and Services

Audit and Non-Audit Fees

The following table sets forth the fees billed to Provident for the fiscal years ending December 31, 2008 and 2007. The amounts include fees billed for services performed by KPMG LLP for the period between January 1, 2007 and September 9, 2008 and for the services performed by Deloitte & Touche LLP for the period between September 9, 2008 and December 31, 2008.

	2008 (1)	2007
Audit Fees	$1,460,000	$1,080,000
Audit Related Fees (2)	$331,500	$32,000
Tax Fees (3)	$98,998	$41,205
All Other Fees	—	—

(1)	KPMG LLP billed $1,010,000 of audit fees, $331,500 of audit-related fees in 2008. The remainder of the fees in 2008 were billed by Deloitte & Touche LLP.
(2)	Includes assurance and related services that are reasonably related to the performance of the audit or review of the financial statements and are not reported as “Audit Fees.”
(3)	Consists of tax filing and tax related compliance and other advisory services.

Approval of Services by the Independent Registered Public Accounting Firm

The Audit Committee has adopted a policy for approval of audit and permitted non-audit services by the Company’s independent registered public accounting firm. The Audit Committee will consider annually and approve the provision of audit services by its independent registered public accounting firm and consider and, if appropriate, approve the provision of certain defined audit and non-audit services. The Audit Committee will also consider specific engagements on a case-by-case basis and approve them, if appropriate.

Any proposed specific engagement may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at the Audit Committee’s next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its independent registered public accounting firm.

During the year ended December 31, 2008, all of the audit related fees were approved by the Audit Committee.

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

(3) Exhibits

The following is an index of the exhibits included in this report:

(2.1)	Agreement and Plan of Merger dated as of December 18, 2008 between Provident Bankshares Corporation, Merger Sub (as defined therein) (from and after its accession to the Agreement) and M&T Bank Corporation. (8)

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated Bylaws of Provident Bankshares Corporation (2)

(4.1)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation (9)

(4.2)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation (10)

(4.3)	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

(10.1)	Amended and Restated Stock Option Plan of Provident Bankshares Corporation (3)

(10.2)	Form of Change in Control Agreement between Provident Bankshares Corporation and Messrs. Gary N. Geisel, Dennis A. Starliper, Kevin G. Byrnes and Robert H. Newton, Jr., and Mrs. Jeanne M. Uphouse

(10.3)	Form of Deferred Compensation Plan for Outside Directors

(10.4)	Provident Bankshares Corporation Non-Employee Directors’ Severance Plan (4)

(10.5)	Supplemental Retirement Income Agreement for Gary N. Geisel, Kevin G. Byrnes and Dennis A. Starliper

(10.6)	Provident Bankshares Corporation 2004 Equity Compensation Plan (6)

(10.7)	Consulting Agreement between Provident Bank and Enos K. Fry (7)

(10.8)	Letter Agreement, dated November 14, 2008, between Provident Bankshares Corporation and United States Department of the Treasury (10)

(10.9)	Form of Waiver, executed by each of Messrs. Gary N. Geisel, Dennis A. Starliper, Kevin G. Byrnes and Robert H. Newton, Jr., and Mrs. Jeanne M. Uphouse (10)

(10.10)	Form of Stock Purchase Agreement dated as of April 9, 2008 between Provident Bankshares Corporation and the Purchasers named therein (9)

(10.11)	Form of Registration Rights Agreement (attached as Exhibit B to the Stock Purchase Agreement attached hereto as Exhibit 10.10). (9)

(11.0)	Statement re: Computation of Per Share Earnings (5)

(12.0)	Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

(21.0)	Subsidiaries of Provident Bankshares Corporation

(23.1)	Consent of Independent Registered Public Accounting Firm

(23.2)	Consent of Independent Registered Public Accounting Firm

(24.0)	Power of Attorney

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007
(3)	Incorporated by reference from Registrant’s definitive 2001 Proxy Statement for the Annual Meeting of Stockholders held on April 18, 2001 (File No. 0-16421) filed with the Commission on March 14, 2001.
(4)	Incorporated by reference from Registrant’s 1998 Annual Report on Form 10-K (File No. 0-16421) filed with the Commission on March 3, 1999.
(5)	Incorporated herein by reference to Note 19 in the Notes to Consolidated Financial Statements.
(6)	Incorporated herein by reference from Appendix F to the Registrant’s Form S-4, as amended, (File No. 333-112083) initially filed with the Commission on January 22, 2004.
(7)	Incorporated by reference from Registrant’s June 2006 Quarterly Report on Form 10-Q (File No. 0-16421) filed with the Commission on August 9, 2006.
(8)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on December 22, 2008.
(9)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on April 11, 2008
(10)	Incorporated by reference from Registrant’s Form 8-K (File No. 0-16421) filed with the Commission on November 17, 2008.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROVIDENT BANKSHARES CORPORATION (Registrant)

March 10, 2009	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Principal Executive Officer:

March 10, 2009	By	/s/ GARY N. GEISEL
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial and Accounting Officer:

March 10, 2009	By	/s/ DENNIS A. STARLIPER
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

A Majority of the Board of Directors*

Melvin A. Bilal, Thomas S. Bozzuto, Kevin G. Byrnes, Ward B. Coe, III, William J. Crowley, Jr., James G. Davis, Jr., Pierce B. Dunn, Enos K. Fry, Gary N. Geisel, Mark K. Joseph, Bryan J. Logan, Barbara B. Lucas, Pamela J. Mazza, Frederick W. Meier, Jr., Dale B. Peck, Sheila K. Riggs

*	Pursuant to the Power of Attorney incorporated by reference.

March 10, 2009	By	/s/ LAWRENCE J. BEYER
Lawrence J. Beyer
Attorney-in-fact