Form 10-Q
period 2009-03-31
PROVIDENT BANKSHARES CORP
filed 2009-05-11
CIK 818969

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At May 1, 2009, the Registrant had 34,148,453 shares of $1.00 par value common stock outstanding.

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

The Corporation cautions you that a number of important factors could cause actual results to differ materially from those currently anticipated in any forward-looking statement. Such factors include, but are not limited to: the factors identified in the Corporation’s Form 10-K for the fiscal year ended December 31, 2008 under the headings “Forward-Looking Statements” and “Item 1A. Risk Factors,” the Corporation’s pending merger with M&T Bank Corporation, the business uncertainties and contractual restrictions to which the Corporation is subject while the merger is pending, the limitations and restrictions imposed through the Corporation’s participation in the Troubled Asset Relief Program, prevailing economic conditions, either nationally or locally in some or all areas in which the Corporation conducts business or conditions in the securities markets or the banking industry; changes in interest rates, deposit flows, loan demand, real estate values and competition, which can materially affect, among other things, consumer banking revenues, revenues from sales on non-deposit investment products, origination levels in the Corporation’s lending businesses and the level of defaults, losses and prepayments on loans made by the Corporation, whether held in portfolio or sold in the secondary markets; changes in the quality or composition of the loan or investment portfolios; the Corporation’s ability to successfully integrate any assets, liabilities, customers, systems and management personnel the Corporation may acquire into its operations and its ability to realize related revenue synergies and cost savings within expected time frames; the Corporation’s timely development of new and competitive products or services in a changing environment, and the acceptance of such products or services by customers; operational issues and/or capital spending necessitated by the potential need to adapt to industry changes in information technology systems, on which it is highly dependent; changes in accounting principles, policies, and guidelines; changes in any applicable law, rule, regulation or practice with respect to tax or legal issues; risks and uncertainties related to mergers and related integration and restructuring activities; conditions in the securities markets or the banking industry; changes in the quality or composition of the investment portfolio; litigation liabilities, including costs, expenses, settlements and judgments; or the outcome of other matters before regulatory agencies, whether pending or commencing in the future; and other economic, competitive, governmental, regulatory and technological factors affecting the Corporation’s operations, pricing, products and services. Additionally, the timing and occurrence or non-occurrence of events may be subject to circumstances beyond the Corporation’s control. Readers are cautioned not to place undue reliance on these forward-looking statements which are made as of the date of this report, and, except as may be required by applicable law or regulation, the Corporation assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Condition — Unaudited

(dollars in thousands, except per share and share amounts)	March 31, 2009	December 31, 2008	March 31, 2008
Assets:
Cash and due from banks	$126,472	$117,345	$125,731
Short-term investments	765	1,096	2,011
Mortgage loans held for sale	21,107	1,728	15,541
Securities available for sale	1,021,251	1,077,299	1,366,779
Securities held to maturity	246,540	297,043	47,146
Loans	4,312,479	4,356,798	4,202,677
Less allowance for loan losses	95,252	73,098	55,249

Net loans	4,217,227	4,283,700	4,147,428

Premises and equipment, net	63,234	62,923	59,523
Accrued interest receivable	22,807	25,666	29,753
Goodwill	255,330	255,330	253,906
Intangible assets	5,020	4,886	5,836
Other assets	471,801	432,832	350,262

Total assets	$6,451,554	$6,559,848	$6,403,916

Liabilities:
Deposits:
Noninterest-bearing	$702,959	$652,816	$686,289
Interest-bearing	4,117,365	4,099,888	3,684,338

Total deposits	4,820,324	4,752,704	4,370,627

Short-term borrowings	314,378	380,788	684,946
Long-term debt	654,431	679,409	771,640
Accrued expenses and other liabilities	53,328	75,874	59,154

Total liabilities	5,842,461	5,888,775	5,886,367

Stockholders’ Equity:
Preferred Stock (par value $1,000) authorized 5,000,000 shares; issued 194,000 and 200,900 shares at March 31, 2009, and December 31, 2008, respectively; liquidation preference $1,000 per share	181,608	187,946	—
Common stock (par value $1.00) authorized 100,000,000 shares; issued 34,167,857, 33,510,889 and 31,737,501 shares at March 31, 2009, December 31, 2008, and March 31, 2008, respectively	34,168	33,511	31,738
Additional paid-in capital	382,720	376,234	347,992
Retained earnings	102,987	178,027	216,700
Net accumulated other comprehensive loss	(92,390)	(104,645)	(78,881)

Total stockholders’ equity	609,093	671,073	517,549

Total liabilities and stockholders’ equity	$6,451,554	$6,559,848	$6,403,916

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Operations—Unaudited

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2009	2008
Interest Income:
Loans, including fees	$48,243	$66,369
Investment securities	16,022	19,731
Tax-advantaged loans and securities	1,571	1,639
Short-term investments	4	36

Total interest income	65,840	87,775

Interest Expense:
Deposits	25,571	28,210
Short-term borrowings	750	6,089
Long-term debt	4,539	8,487

Total interest expense	30,860	42,786

Net interest income	34,980	44,989
Less provision for loan losses	35,610	3,114

Net interest income (loss) after provision for loan losses	(630)	41,875

Non-Interest Income (Loss):
Service charges on deposit accounts	17,715	21,031
Commissions and fees	904	1,562
Impairment on investment securities	(87,416)	(42,655)
Net gains (losses)	430	(191)
Net derivative activities	680	39
Other non-interest income	4,641	5,090

Total non-interest income (loss)	(63,046)	(15,124)

Non-Interest Expense:
Salaries and employee benefits	27,863	26,682
Occupancy expense, net	6,150	5,972
Furniture and equipment expense	4,228	3,753
External processing fees	5,272	5,248
Merger expense	792	—
Restructuring activities	—	74
Other non-interest expense	13,019	9,702

Total non-interest expense	57,324	51,431

Loss before income taxes	(121,000)	(24,680)
Income tax benefit	(53,784)	(7,058)

Net loss	$(67,216)	$(17,622)

Net loss	$(67,216)	$(17,622)
Preferred stock dividend and amortization of preferred stock discount	3,691	—

Net loss applicable to common stockholders	$(70,907)	$(17,622)

Net Loss Per Share Amounts:
Basic	$(2.12)	$(0.56)
Diluted	(2.12)	(0.56)

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows—Unaudited

	Three Months Ended March 31,
(in thousands)	2009	2008
Operating Activities:
Net loss	$(67,216)	$(17,622)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4,427	4,167
Provision for loan losses	35,610	3,114
Provision for deferred income tax benefit	(46,538)	(12,354)
Impairment on investment securities	87,416	42,655
Net (gains) losses	(430)	191
Net derivative activities	(680)	(39)
Originated loans held for sale	(38,297)	(28,498)
Proceeds from sales of loans held for sale	18,983	21,928
Merger related activities	792	—
Share based payments	839	534
Preferred dividends declared and unpaid	21	—
Net increase in accrued interest receivable and other assets	1,205	9,650
Net decrease in accrued expenses and other liabilities	(23,124)	(796)

Total adjustments	40,224	40,552

Net cash (used) provided by operating activities	(26,992)	22,930

Investing Activities:
Principal collections and maturities of securities available for sale	40,299	28,831
Principal collections and maturities of securities held to maturity	119	—
Proceeds from sales of securities available for sale	249	—
Purchases of securities available for sale	—	(40,589)
Loan originations and purchases less principal collections	30,693	10,131
Purchases of premises and equipment	(3,986)	(2,817)

Net cash provided (used) by investing activities	67,374	(4,444)

Financing Activities:
Net increase in deposits	67,248	153,960
Net decrease in short-term borrowings	(66,410)	(176,449)
Proceeds from long-term debt	—	25,000
Payments and maturities of long-term debt	(25,000)	(25,266)
Proceeds from exercise of stock options	—	127
Tax expense associated with share based payments	(596)	(156)
Cash dividends paid on common stock	(3,679)	(10,278)
Cash dividends paid on preferred stock	(3,149)	—

Net cash used by financing activities	(31,586)	(33,062)

Increase (decrease) in cash and cash equivalents	8,796	(14,576)
Cash and cash equivalents at beginning of period	118,441	142,318

Cash and cash equivalents at end of period	$127,237	$127,742

Supplemental Disclosures:
Interest paid, net of amount credited to deposit accounts	$22,087	$26,165
Income taxes paid	43	231
Premium paid on deposits purchased	509	—

The accompanying notes are an integral part of these statements.

Provident Bankshares Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—Unaudited

March 31, 2009

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

The accounting and reporting policies of the Corporation conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices within the banking industry for interim financial information and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required for complete financial statements and prevailing practices within the banking industry. The following summary of significant accounting policies of the Corporation is presented to assist the reader in understanding the financial and other data presented in this report. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for any future quarters or for the year ending December 31, 2009. For further information, refer to the Consolidated Financial Statements and notes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2009.

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

Use of Estimates

The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value and intangible assets associated with mergers, other-than-temporary impairment of investment securities, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payment, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Each estimate and its financial impact, to the extent significant to financial results, is discussed in the audited Consolidated Financial Statements or in the notes to the audited Consolidated Financial Statements as included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Corporation’s unaudited Condensed Consolidated Financial Statements.

Other Changes in Accounting Principles

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB staff position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”), which will be effective for fiscal years and interim periods beginning after December 15, 2008, with early adoption prohibited. This FSP requires unvested share-based payments to entitled employees that receive nonrefundable dividends to be considered participating securities. The Corporation has determined that the amounts are immaterial with respect to the calculation of earnings per share.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”), which is effective for fiscal years beginning after December 15, 2008. This EITF addresses whether provisions in financial instruments that introduce adjustment features, such as contingent adjustments, would prevent treating a derivative contract or an embedded derivative on a company’s own stock as indexed solely to the company’s stock. The Corporation has determined that this guidance does not impact the financial statements of the Corporation.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), which will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP changes the requirements for recognizing OTTI for debt securities and modifies the criteria used to assess the collectability of cash flows when determining the potential for OTTI. The FSP further modifies the presentation of OTTI losses and increases the frequency of and expands existing disclosure requirements. The Corporation has not elected to early adopt this guidance and is currently evaluating the implication and impact of this guidance. As it relates to the structured investments portion of its investment securities portfolio, the Corporation estimated the effect of this standard as of March 31, 2009, would reduce cumulative impairments recognized by approximately $120 million. Total stockholders’ equity would be unchanged. For the remainder of the investment securities portfolio, the Corporation estimated the effect of this standard to be immaterial to the Corporation’s financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”), which will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP provides additional guidance related to the use of judgment in evaluating the relevance of inputs when determining fair value, estimating fair values when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly. The Corporation has not elected to early adopt this guidance and is currently evaluating the implications and impact of this guidance.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”), which will have an effective date for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP requires disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. The Corporation has not elected to early adopt the guidance and is currently evaluating the implications and impact of this guidance.

NOTE 2—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”). This statement defines the concept of fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS No. 157 applies only to fair value measurements required or permitted under current accounting pronouncements, but does not require any new fair value measurements.

Fair value is defined as the price to sell an asset or to transfer a liability in an orderly transaction between willing market participants as of the measurement date. Market participants are assumed to be parties to a transaction that are both able and willing to enter into a transaction and are assumed to be sufficiently knowledgeable about the value and inherent risks associated with the asset or liability. FSP FAS 157-3 clarified the application of SFAS No. 157 if the market is not active. If there is limited market activity for an asset at the measurement date, the fair value is the price that would be received by the holder of the financial asset in an orderly transaction that is not a forced sale, liquidation sale or a distressed sale at the measurement date. SFAS No. 157 establishes a framework for measuring fair value that considers the attributes specific to particular assets or liabilities and establishes a three-level hierarchy for determining fair value based on the transparency of inputs to each valuation as of the fair value measurement date. The statement also expands disclosures about financial instruments that are measured at fair value and eliminates the use of large position discounts for financial instruments quoted in active markets. The disclosure’s emphasis is on the inputs used to measure fair value and the effect on the measurement on earnings for the period. The adoption of SFAS No. 157 did not have any effect on the Corporation’s financial condition or results of operations.

Fair Value Process

The Corporation has established a well documented process for determining fair value. Fair value may be based on quoted market prices in an active market when available, or through inputs obtained from a third party pricing service and internally validated for reasonableness prior to being used in the Condensed Consolidated Financial Statements. Formal discussions with the pricing service vendors are conducted as part of the due diligence process in order to maintain a current understanding of the models and related assumptions and inputs that these vendors use in developing prices. If it is determined that a price provided is outside established parameters, further examination of the price, including follow-up discussions with the pricing service or dealer will occur. If it is determined that the price lacks validity, that price will not be used. If listed prices or active market quotes are not readily available, fair value may be based on external fair value models that use market participant data, independently sourced market observable data or unobserved inputs that are corroborated by market data. Fair value models may be required when trading activity has declined significantly, prices are not current or pricing variations are significant. Data that is considered includes, but is not limited to, discount rates, interest rate yield curves, prepayment rates, delinquencies, bond ratings, credit risk, loss severities, recovery timing, default and cumulative loss expectations that are implied by market prices for similar securities and collateral structure types, and expected cash flow assumptions. In addition, valuation adjustments may be made in the determination of fair value. These fair value adjustments may include, but are not limited to, amounts to reflect counterparty credit quality, creditworthiness, liquidity and other unobservable inputs that are applied consistently over time. These adjustments are estimates, and therefore, subject to management’s judgment. When relevant observable inputs are not available, fair value models may use input assumptions from a market participants’ perspective that generate a series of cash flows that are discounted at an appropriate risk adjusted discount rate. The Corporation has various controls in place to ensure that the fair value measurements are appropriate and reliable, that they are based on observable inputs wherever possible and that valuation approaches are consistently applied and the assumptions used are reasonable. This includes a review and approval of the valuation methodologies and pricing models, benchmarking, comparison to similar products and/or review of actual cash settlements.

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

Securities are generally classified as Level 2 within the valuation hierarchy when fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows and include certain U.S. agency backed mortgage products, certain asset-backed securities and municipal debt obligations. If quoted market prices in active markets for identical assets are not available, fair values are estimated by using quoted market prices in active markets of securities with similar characteristics adjusted for observable market information.

Securities are classified as Level 3 within the valuation hierarchy in certain cases when there is limited activity or less transparency to the valuation inputs. These securities include certain asset-backed securities, non-agency mortgage-backed securities (“MBS”) and pooled trust preferred securities. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

Beginning in the third quarter of 2008, the Corporation no longer included FHLB stock in the SFAS No. 157 disclosure due to FHLB stock being recorded at cost. Also, beginning in the third quarter of 2008, the Corporation began categorizing U.S. agency-backed mortgage securities as Level 2 within the valuation hierarchy because it was concluded that the fair values for these securities were based on Level 2 inputs.

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

Derivatives

The Corporation’s open derivative positions are classified as Level 2 within the valuation hierarchy. Open derivative positions are valued using a third party developed model that uses as its basis observable market data or inputs provided by the third party and validated by management. Examples of these derivatives include interest rate swaps, caps and floors where the indices, correlation and contractual rates may be observable. Exchange-traded derivatives, if applicable, are valued using quoted prices and classified within Level 1 of the valuation hierarchy. At March 31, 2009 and 2008, respectively, the Corporation did not have any exchange-traded derivatives.

The derivative financial instruments valued at fair value at March 31, 2009 incorporate a credit valuation adjustment in the valuation of the financial instrument. An analysis of each counterparty was performed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered: the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Bank owned life insurance policies

Beginning in the third quarter of 2008, the Corporation no longer includes bank owned life insurance policies in the SFAS No. 157 disclosure because values of these policies are based on cash surrender values provided by the insurance carriers.

Financial Instruments at Fair Value Summary

The following table presents the financial instruments measured at fair value on a recurring basis as of March 31, 2009 and 2008 on the Condensed Consolidated Statements of Condition utilizing the SFAS No. 157 hierarchy discussed on the previous pages:

	At March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$21,107	$—	$—	$21,107

U.S. Treasury	12,994	12,994	—	—
GNMA, FNMA and FHLMC mortgage-backed securities	654,736	—	654,736	—
Non-agency mortgage-backed securities	49,524	—	—	49,524
Municipal securities	153,582	—	153,582	—
Asset-backed securities	112,301	—	35,120	77,181

Securities available for sale	983,137	12,994	843,438	126,705

Derivatives	21,565	—	21,565	—

Total assets at fair value	$1,025,809	$12,994	$865,003	$147,812

Other liabilities
Derivatives	$1,232	$—	$1,232	$—

Total liabilities at fair value	$1,232	$—	$1,232	$—

	At December 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3
Mortgage loans held for sale	$1,728	$—	$—	$1,728

U.S. Treasury	16,992	16,992	—	—
GNMA, FNMA and FHLMC mortgage-backed securities	682,293	—	682,293	—
Non-agency mortgage-backed securities	54,995	—	—	54,995
Municipals	152,784	—	152,784	—
Asset-backed securities	132,316	—	44,715	87,601

Securities available for sale	1,039,380	16,992	879,792	142,596

Derivatives	22,112	—	22,112	—

Total assets at fair value	$1,063,220	$16,992	$901,904	$144,324

Other liabilities
Derivatives	$1,288	$—	$1,288	$—

Total liabilities at fair value	$1,288	$—	$1,288	$—

The following table provides a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2009 and 2008. Level 3 financial instruments typically include unobservable components, but may also include some observable components that may be validated to external sources.

	Level 3 measurements for the three months ended March 31, 2009
(in thousands)	Mortgage loans held for sale	Securities available for sale
Balance at December 31, 2008	$1,728	$142,596
Total net gains (losses) for the year included in:
Net gains (losses)	65	(18,118)
Other comprehensive gain (loss)	—	4,897
Purchases, sales or settlements, net	19,314	(2,670)
Net transfer in (out) of Level 3	—	—

Balance at March 31, 2009	$21,107	$126,705

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at March 31, 2009	$—	$(18,118)

	Level 3 measurements for the three months ended March 31, 2008
(in thousands)	Mortgage loans held for sale	Securities available for sale	Bank owned life insurance
Balance at December 31, 2007	$8,859	$519,278	$153,355
Total net gains (losses) for the year included in:
Net gains (losses)	112	(19,439)	1,435
Other comprehensive gain (loss)	—	(27,678)	—
Purchases, sales or settlements, net	6,570	(1,809)	—
Net transfer in (out) of Level 3	—	—	—

Balance at March 31, 2008	$15,541	$470,352	$154,790

Net realized gains (losses) included in net income for the year to date relating to assets and liabilities held at March 31, 2008	$—	$(19,439)	$1,435

Assets and liabilities measured at fair value on a recurring basis

The following table provides gains and losses (realized and unrealized) included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 for Level 3 and for assets measured in the Condensed Consolidated Statements of Condition at fair value on a recurring basis that are still held at March 31, 2009 and 2008.

	Changes in fair value for the Three Months Ended March 31, 2009
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings	Total changes in fair values included in unrealized gains or losses for assets still held
Mortgage loans held for sale	$—	$65	$65	$—
Securities	(18,118)	—	(18,118)	4,897

Total assets at fair value	$(18,118)	$65	$(18,053)	$4,897

	Changes in fair value for the Three Months Ended March 31, 2008
(in thousands)	Net losses	Other non-interest income	Total changes in fair values included in current period earnings
Mortgage loans held for sale	$—	$112	$112
Securities	(19,439)		(19,439)
Bank owned life insurance	—	1,435	1,435

Total assets at fair value	$(19,439)	$1,547	$(17,892)

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

Securities Held to Maturity

A review of the investment portfolio may indicate that certain securities held to maturity are impaired. If necessary, the Corporation performs fair value modeling and evaluations on these securities. All processes and controls associated with determination of the fair value of those securities are consistent with these performed for securities available for sale. Impaired securities include bank pooled trust preferred securities that are classified as Level 3 within the valuation hierarchy.

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

The table below reflects securities held to maturity with realized losses due to OTTI and impaired loans.

	At March 31, 2009
(in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Securities held to maturity	$32,068	$—	$—	$32,068	$69,298
Loans	112,269	—	112,269	—	14,679

Total	$144,337	$—	$112,269	$32,068	$83,977

	At March 31, 2008
(in thousands)	Total	Level 1	Level 2	Level 3	Total Losses
Assets
Securities held to maturity	$—	$—	$—	$—	$—
Loans	30,621	—	30,621	—	6,317

Total	$30,621	$—	$30,621	$—	$6,317

NOTE 3—INVESTMENT SECURITIES

The following table presents the aggregate amortized cost and fair values of the investment securities portfolio as of the dates indicated:

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2009
Securities available for sale:
U.S. Treasury and government agencies and corporations	$51,091	$17	$—	$51,108
Mortgage-backed securities	690,003	17,066	2,809	704,260
Municipal securities	150,146	3,676	240	153,582
Asset-backed securities	212,277	1,335	101,311	112,301

Total securities available for sale	1,103,517	22,094	104,360	1,021,251

Securities held to maturity:
Other debt securities	246,540	258	113,478	133,320

Total securities held to maturity	246,540	258	113,478	133,320

Total investment securities	$1,350,057	$22,352	$217,838	$1,154,571

December 31, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$54,855	$56	$—	$54,911
Mortgage-backed securities	742,281	11,612	16,605	737,288
Municipal securities	150,877	2,226	319	152,784
Asset-backed securities	214,275	1,443	83,402	132,316

Total securities available for sale	1,162,288	15,337	100,326	1,077,299

Securities held to maturity:
Other debt securities	297,043	513	115,104	182,452

Total securities held to maturity	297,043	513	115,104	182,452

Total investment securities	$1,459,331	$15,850	$215,430	$1,259,751

March 31, 2008
Securities available for sale:
U.S. Treasury and government agencies and corporations	$45,592	$41	$—	$45,633
Mortgage-backed securities	712,184	3,247	18,584	696,847
Municipal securities	151,650	2,505	209	153,946
Asset-backed securities	580,695	143	110,485	470,353

Total securities available for sale	1,490,121	5,936	129,278	1,366,779

Securities held to maturity:
Other debt securities	47,146	714	2,538	45,322

Total securities held to maturity	47,146	714	2,538	45,322

Total investment securities	$1,537,267	$6,650	$131,816	$1,412,101

The U.S. Treasury and government agencies and corporations amounts in the table above include FHLB Atlanta stock, at cost, of $38.1 million, $37.9 million and $43.1 million at March 31, 2009, December 31, 2008 and March 31, 2008, respectively. There have been no events that would result in a significant adverse effect on the fair value of this investment and the Corporation has concluded that the par value of this investment will be fully recoverable. No dividend was paid in the fourth quarter of 2008 and the payment of the first quarter 2009 dividend will depend on a comprehensive earnings review by the FHLB Atlanta.

Impairment Analysis

Market prices may be affected by general market conditions which reflect prospects for the economy as a whole or by specific information pertaining to an industry or an individual company. Such declines are investigated by management. Acting upon the premise that a write-down may be required, the Corporation considers all available evidence in its evaluation of whether the decline is other-than-temporary.

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

The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI guidelines provided by the pertinent authoritative literature. FSP FAS 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (“FSP FAS 115-1”) is applied to address considerations of whether an investment is considered impaired, whether the impairment is other-than-temporary and the measurement of an impairment loss. Structured securities, including non-agency MBS, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA or purchased at a significant premium are evaluated using the guidance of EITF Issue 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets” (“EITF 99-20”) in addition to the guidance provided by SFAS No. 115 and FSP EITF 99-20-1. Securities determined to not have OTTI under EITF 99-20 are required to be evaluated using the guidance of SFAS No. 115. Impairment is assessed at the individual security level. An investment security is considered impaired if the fair value of the security is less than its cost basis. Once the security is considered impaired, a determination must be made to see if the impairment is other-than-temporary. If the security is considered other-than-temporarily impaired, an impairment loss is recorded to non-interest income. The OTTI assessment under the SFAS No. 115 segment is based on the performance of the issuer for corporate or municipal bonds, or the collateral in the case of structured securities. The financial performance is evaluated to determine if the financial performance will adversely affect the contractual cash flows of the related security. The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to structured securities that, on the purchase date, were rated below AA or those purchased at a significant premium (generally 10% or more) which might result in the Corporation not recovering substantially all of its investment. The evaluation for OTTI utilizes the best estimate of cash flows from a market participant’s perspective to determine fair value incorporating the risk of defaults. The cash flows are considered to be adversely impacted if the present value of the future cash flows is less than the present value calculated in the prior period using the same methodology. For all securities evaluated under EITF 99-20 and SFAS No. 115, if the length of time needed to recover becomes longer and the magnitude of the decline in value becomes more significant, the evaluation for OTTI of the individual security is more extensive.

The Corporation uses inputs provided by an independent third party service in establishing the fair value of the investment securities. These inputs are reviewed and validated by management prior to use in the Corporation’s model. If current pricing indicates a price decline, the Corporation considers securities with significant price declines or deterioration in fair value in conjunction with the duration of such to determine whether an OTTI evaluation is required. For structured bonds, an evaluation is performed internally using the industry standard third party modeling software. Other securities may require a separate credit evaluation performed internally unless the circumstances dictate the use of an external credit evaluation. The evaluation focuses on the expected cash flows from the individual security taking into consideration the credit quality of the security, including the anticipated inherent losses indicated from the underlying issuers or collateral, the probability of contractual cash flow shortfalls and the ability of the securities to absorb further economic declines. Credit support, if applicable and appropriate, is also considered when performing the OTTI evaluation. All relevant information is considered including the credit history of the security and the business sector. All assumptions used to perform an evaluation of projected cash flows are corroborated from one or more market participants. The cash flows used for the OTTI assessment are obtained from a market participant or developed internally, based on events and information that management estimates a market participant would use in determining the current value. For securities not previously recognized as OTTI, a determination of adversely impacted cash flows will merit recognition as OTTI. Securities previously recognized as OTTI have their cash flows tested and the result compared to the appropriate benchmark value to determine if further OTTI recognition is warranted.

Once the evaluation has been completed, a determination is made whether an individual security is considered OTTI. The OTTI amount is recorded as impairment on investment securities in the period in which it occurs. Once the security is written down, it may not be written up unless the write-up is through yield accretion for the securities as permitted by the appropriate accounting guidance. Furthermore, securities may continue to incur further OTTI after an initial write-down. These further write-downs are analyzed with respect to the new basis of the security that was established from any previous write-downs. The written down value of the investment then becomes the new cost basis of the investment.

Discussion of Portfolio Types

The following table provides further detail of the investment securities portfolio at March 31, 2009.

Summary of Investment Securities by Portfolio Type at March 31, 2009

(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. treasury and agency MBS	$650,725	$17,083	$78	$667,730
Municipal securities	150,146	3,676	240	153,582
Non-agency MBS	52,255	—	2,731	49,524
Bank and insurance pooled trust preferred securities	336,019	—	163,059	172,960
REIT pooled trust preferred securities	19,124	544	9,061	10,607
Corporate securities	103,274	1,049	42,669	61,654
FHLB Stock	38,114	—	—	38,114
Sovereign	400	—	—	400

Total	$1,350,057	$22,352	$217,838	$1,154,571

The unrealized losses associated with AAA rated U.S. Treasury, agency MBS securities are caused by changes in interest rates and are not considered credit related since the contractual cash flows of these investments are backed by the full faith and credit of the U.S. government. Unrealized losses that are related to the prevailing interest rate environment will decline over time and recover as these securities approach maturity.

The unrealized losses in the municipal securities portfolio are due to widening credit spreads in the municipal securities market and are the result of concerns about the bond insurers associated with these securities. This portfolio segment is not experiencing any credit concerns at March 31, 2009 and the securities are rated at least BBB. The Corporation believes that all contractual cash flows will be received on this portfolio.

The non-agency MBS portfolio has experienced various levels of price declines over the past twelve months. The non-agency MBS have experienced price declines due to the current securities market environment and the currently limited secondary market for such securities, in addition to issue specific credit deterioration. Certain non-agency MBS securities have been other-than-temporarily impaired and the value of these securities was reduced and a corresponding charge to earnings was recognized. The non-agency MBS portfolio was written down by $16.6 million for the three months ended March 31, 2009 and $53.2 million for the twelve months ended December 31, 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. Management has determined that there was not sufficient persuasive evidence to conclude that the impairment was temporary. Management monitors the actual mortgage delinquencies, foreclosures and losses for each security, as well as future expected losses in the underlying mortgage collateral to determine if there is a high probability for expected losses and contractual shortfalls of interest or principal, which could warrant further recognition of impairment. For each security, the credit support is also assessed to determine whether it can absorb the projected loan losses. Management believes that based on its analysis, that all non-agency MBS that have not been written down have adequate credit support to cover the projected loan losses.

Prices in the bank and insurance pooled trust preferred securities portfolio continue to decline due to increase defaults illiquidity and reduced demand for these securities. Additionally, there has been no primary issuance and little secondary market trading for these types of securities. At March 31, 2009, the Corporation believes that the credit quality of most of these securities remains adequate to absorb further economic declines. However, seventeen securities had OTTI totaling $69.3 million that has been recognized at March 31, 2009 compared to nine securities totaling $30.5 million at December 31, 2008. At March 31, 2009, of the nine securities which had OTTI at December 31, 2008, seven incurred further OTTI. Additionally, ten other securities experienced OTTI in the first quarter of 2009. After cash flow testing of these securities using default and loss assumptions derived from a third party credit source with expertise in bank credit quality, fifteen securities failed the model’s projected cash flow test although as of March 31, 2009, they are current as to interest and principal payments. Two additional securities failed a stress test of the model’s loss expectations. As a result, all seventeen were deemed OTTI. Fifteen issuances have contractually deferred their interest payments, of which twelve are not considered OTTI.

During 2009 and 2008, the Corporation recognized that certain REIT pooled trust preferred securities were other-than-temporarily impaired and, accordingly, these securities have been written down to their fair value. The REIT pooled trust preferred securities portfolio was written down by $1.5 million for the three months ended March 31, 2009 and $36.9 million for the twelve months ending December 31, 2008. Management determined through its evaluation of other-than-temporary impairment that there is increased uncertainty as to whether the Corporation will receive all of its contractual principal and interest payments. The remaining unrealized losses on these securities are considered temporary in nature. The Corporation believes that these securities have sufficient credit subordination to withstand projected losses without impacting the securities cash flows. The Corporation analyzes the current level of defaults by issue, forecasts defaults of specific issuers and unspecified issuers along with determining the threshold of defaults necessary for interest to be curtailed. In addition, the credit ratings for these securities are also reviewed. This analysis is used to forecast each security’s ability to make its contractual interest and principal payments and assist in the impairment determination.

The unrealized losses in the corporate securities portfolio are associated with the widening spreads in the financial sector of the corporate bond market. At March 31, 2009, all of the securities are current as to principal and interest payments, and are expected to remain so in the future.

At March 31, 2009, many investment securities discussed above have unrealized losses that are considered temporary in nature because the decline in fair value was due to the illiquid markets and the interest rate environment and not caused by cash flow impairment. The Corporation has the intent and ability to hold these securities until recovery, which may be maturity.

Other-than-Temporary Losses

Listed below is the impairment recognized as OTTI recorded on certain securities described above by the Corporation for the periods indicated.

Impairment on Investment Securities

	1Q 2008	2Q 2008	3Q 2008	4Q 2008	Total 2008	1Q 2009
REIT pooled trust preferred securities	$19,439	$14,817	$619	$2,072	$36,947	$1,468
Non-agency MBS securities	23,216	5,931	19,790	4,310	53,247	16,650
Bank trust preferred securities	—	—	4,161	26,356	30,517	69,298

Total	$42,655	$20,748	$24,570	$32,738	$120,711	$87,416

The additional write-downs of the securities from December 31, 2008 to March 31, 2009 were the result of the continued OTTI review discussed above as these securities have experienced high levels of mortgage delinquencies relative to the credit support remaining in the securities’ structures due to further credit impairment of certain home builders and mortgage REITs that represent the collateral for these securities, or in the case of the bank pooled trust portfolio, due to the inadequacy of credit support to withstand projected issuer defaults over the remaining life of the securities.

NOTE 4—LOANS

The table below presents a summary of loans outstanding as of the dates indicated.

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Residential real estate:
Originated and acquired residential mortgage	$242,297	$250,011	$280,772
Home equity	1,169,911	1,169,567	1,082,606
Other consumer:
Marine	331,263	341,458	360,343
Other	20,929	24,881	25,634

Total consumer	1,764,400	1,785,917	1,749,355

Commercial real estate:
Commercial mortgage	571,720	565,999	488,309
Residential construction	487,703	530,589	596,698
Commercial construction	498,959	483,822	445,475
Commercial business	989,697	990,471	922,840

Total commercial	2,548,079	2,570,881	2,453,322

Total loans	$4,312,479	$4,356,798	$4,202,677

NOTE 5—ALLOWANCE FOR LOAN LOSSES

The table below presents the activity in the allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2009	2008
Balance at beginning of period	$73,098	$55,269
Provision for loan losses	35,610	3,114
Less loans charged-off, net of recoveries:
Originated and acquired residential mortgage	709	225
Home equity	2,074	237
Marine and other consumer	1,040	438
Commercial mortgage	207	—
Residential construction	6,951	320
Commercial business	2,475	1,914

Net charge-offs	13,456	3,134

Balance at end of period	$95,252	$55,249

NOTE 6—INTANGIBLE ASSETS

The table below presents an analysis of the goodwill and deposit-based intangible activity for the three months ended March 31, 2009.

(in thousands)	Goodwill	Accumulated Amortization	Net Goodwill
Balance at December 31, 2008	$255,952	$(622)	$255,330

Balance at March 31, 2009	$255,952	$(622)	$255,330

(in thousands)	Deposit-based Intangible	Accumulated Amortization	Net Deposit-based Intangible
Balance at December 31, 2008	$10,873	$(5,987)	$4,886
Chevy Chase deposit purchase	461	—	461
Amortization expense	—	(327)	(327)

Balance at March 31, 2009	$11,334	$(6,314)	$5,020

Management tests goodwill for impairment annually unless a significant triggering event occurs. At March 31, 2009, the Corporation believes no impairment charge is required. During the first quarter of 2009, the Corporation settled on the purchase of $20.0 million of deposits from Chevy Chase Bank, and accordingly, the premium paid for these deposits is reflected in the table above. This premium will be amortized using the straight line method over a period of seven years.

NOTE 7—DEPOSITS

The table below presents a summary of deposits as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Interest-bearing deposits:
Interest-bearing demand	$487,216	$443,729	$488,010
Money market	691,105	625,859	652,379
Savings	625,955	585,356	549,243
Direct time certificates of deposit	1,228,610	1,205,724	1,091,668
Brokered certificates of deposit	1,084,479	1,239,220	903,038

Total interest-bearing deposits	4,117,365	4,099,888	3,684,338
Noninterest-bearing deposits	702,959	652,816	686,289

Total deposits	$4,820,324	$4,752,704	$4,370,627

NOTE 8—SHORT-TERM BORROWINGS

The table below presents a summary of short-term borrowings as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Securities sold under repurchase agreements	$211,843	$197,964	$241,921
Federal funds purchased	—	80,000	205,000
Federal Home Loan Bank advances—fixed rate	100,000	100,000	75,000
Federal term auction	—	—	150,000
Other short-term borrowings	2,535	2,824	13,025

Total short-term borrowings	$314,378	$380,788	$684,946

NOTE 9—LONG-TERM DEBT

The table below presents a summary of long-term debt as of the dates indicated:

(in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Federal Home Loan Bank advances—fixed rate	$40,000	$40,000	$90,000
Federal Home Loan Bank advances—variable rate	430,000	455,000	545,000
Junior Subordinated Debentures	136,469	136,511	136,640
Subordinated notes	47,962	47,898	—

Total long-term debt	$654,431	$679,409	$771,640

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The issuance price of the subordinated notes was 97.651% of the principal amount. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. Beginning on May 1, 2013, Provident Bank may redeem some or all of the subordinated notes, at any time, at a price equal to 100% of the principal amount of such notes redeemed plus accrued and unpaid interest to the redemption date. Proceeds from the debt offering, net of issuance costs, totaled $47.7 million and were used at that time to decrease brokered certificates of deposit and fed funds purchased. This debt qualifies as Tier II capital under regulatory capital guidelines.

NOTE 10—STOCKHOLDERS’ EQUITY

Share-Based Payment Plan Description

The Corporation issues nonqualified stock options and restricted stock grants to certain of its employees and directors pursuant to the 2004 Equity Compensation Plan (the “Plan”), which has been approved by the Corporation’s shareholders. The Plan allows for a maximum of 12.5 million shares of common stock to be issued. At March 31, 2009, 2.8 million shares were available to be granted by the Corporation pursuant to the Plan.

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

Below is a tabular presentation of the option pricing assumptions and the estimated fair value of the options granted during the periods indicated using these assumptions. The Corporation did not grant stock options during the quarter ended March 31, 2009, therefore, no data for the quarter is presented.

	Three Months Ended March 31,
	2009	2008
Weighted average dividend yield	—	7.39%
Weighted average risk-free interest rate	—	2.98%
Weighted average expected volatility	—	20.73%
Weighted average expected life	—	5.25 years
Weighted average fair value of options granted	—	$1.26

The Corporation recognized compensation expense related to options of $346 thousand and $221 thousand for the three months ended March 31, 2009 and 2008, respectively. There were no options exercised for the three months ended March 31, 2009, therefore, there was no intrinsic value of options exercised for the three months ended March 31, 2009. The intrinsic value of options exercised for the three months ended March 31, 2008 was $49 thousand. Unrecognized compensation cost related to non-vested options was $3.0 million and $3.5 million at March 31, 2009 and 2008, respectively, and is expected to be recognized over a weighted average period of 2.6 years and 3.4 years, respectively.

The table below presents a summary option activity for the period indicated:

	Common Shares	Weighted Average Exercise Price	Weighted Average Contractual Remaining Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at December 31, 2008	3,697,348	$22.64
Granted	—	—
Exercised	—	—
Cancelled or expired	(10,765)	$25.31

Options outstanding at March 31, 2009	3,686,583	$22.63	5.40	$44

Options exercisable at March 31, 2009	2,098,662	$27.05	4.29	$—

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

Expense recorded relating to restricted stock grants to directors and employees is presented in the following table:

	Three Months Ended March 31,
(in thousands)	2009	2008
Grants to directors	$—	$—
Grants to employees	$493	$300
Fair value of grants vested	$1,512	$1,131

The following table presents a summary of the activity related to restricted stock grants for the period indicated:

	Common Shares	Weighted Average Grant Fair Value
Unvested at December 31, 2008	345,000	$15.90
Granted	—	—
Vested	(56,340)	$26.84
Cancelled	(173)	$17.37

Unvested at March 31, 2009	288,487	$13.76

At March 31, 2009, unrecognized compensation cost related to non-vested restricted stock grants was $3.5 million and is expected to be recognized over a weighted average period of 2.2 years.

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

The Series A Preferred pays dividends in cash, when declared by the Board of Directors, at a rate of 10.0% per annum on the liquidation preference of $1,000 per share, payable quarterly in arrears. In the event that the Corporation increases its quarterly dividend on its common stock above $0.165, the holders of the Series A Preferred will be entitled to an additional dividend at a rate per annum equal to the percentage increase above $0.165 multiplied by 10.0%. No dividends may be paid on the Corporation’s common stock unless dividends have been paid in full on the Series A Preferred. As of March 31, 2009, 8,715 preferred shares have been converted to 829,997 shares of common stock.

Troubled Asset Relief Program

In November 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which Provident sold 151,500 shares of the Corporation’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B and a warrant to purchase 2,374,608 shares of the Corporation’s common stock, par value $1.00 per share, for an aggregate purchase price of $151.5 million in cash. This capital is considered Tier 1 capital.

The senior preferred stock pays a dividend of 5% per year for the first five years and resets to 9% per year thereafter. In accordance with the recently enacted American Recovery and Reinvestment Act of 2009 and related guidance from the United States Department of the Treasury, the senior preferred stock may be redeemed at any time at the option of the Corporation, subject to consultation with the Corporation’s primary federal banking regulator, provided that any partial redemption must be for at least 25% of the issue price of the senior preferred stock. Any redemption of the senior preferred stock would be at one hundred percent (100%) of its issue price, plus any accrued and unpaid dividends. The senior preferred stock may be redeemed without regard to whether the Corporation has replaced such funds from any other source or to any waiting period. Upon redemption of the senior preferred stock the United States Department of the Treasury will liquidate any warrants issued in connection with the senior preferred stock at the current market price. Dividends paid on the senior shares are cumulative. The stock warrant was issued with an initial exercise price of $9.57. The warrant has a ten year term and is exercisable immediately, in whole or in part, over the term of 10 years. Any common shares issued under the exercise of the warrant are non-voting shares. If the Corporation raises common or perpetual preferred equity equal to or at least 100% of the senior preferred shares issued under TARP by December 31, 2009, the number of convertible shares relating to the warrant shall be reduced by 50%. The terms of TARP also include certain limitations on executive compensation.

In conjunction with the issuance of the senior preferred shares and the stock warrant, the stock warrant was allocated a portion of the $151.5 million issuance proceeds as required by current accounting standards. The allocation of this value was based on the relative fair value of the senior preferred shares and the stock warrants to the combined fair value. Accordingly, the value of the stock warrant was determined to be $13.2 million which was allocated from the proceeds and recorded in additional paid-in capital in the Condensed Consolidated Statements of Condition. This non-cash amount is considered a discount to the preferred stock and is amortized over a five year period using the interest method and accreted as a dividend recorded on the senior preferred shares. For the quarter ended March 31, 2009, the Corporation recorded $562 thousand in amortization of the preferred stock discount. The warrant is included in the diluted average common shares outstanding, if dilutive.

Stock Repurchase Program

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Generally, under the provisions of the participation in TARP the Corporation may not repurchase shares for three years unless the preferred shares issued under the TARP program have been redeemed in whole or all of the preferred shares have been transferred to unaffiliated third parties. Under specific circumstances that have been consented to by the Treasury, the Corporation may from time to time repurchase common shares.

Prior to the participation in TARP, the Corporation approved certain amounts to be repurchased on an annual basis. These purchases would occur in the open market from time to time and on an ongoing basis, depending upon market conditions.

NOTE 11—DERIVATIVE FINANCIAL INSTRUMENTS

Fair value hedges that meet the criteria for hedge accounting have changes in the fair value of the derivative and the designated hedged item recognized in earnings. At December 31, 2008, the Corporation held interest rate swaps with a notional amount of $493.6 million that hedged the fair value of certain brokered certificates of deposit. During the first quarter of 2009, an assessment of hedge effectiveness was performed for all fair value hedge positions using long-haul method. The quarterly measurement of hedge effectiveness indicated that $157.4 million of the $493.6 million notional amount in fair value hedging relationships were no longer considered effective for hedge accounting and the derivatives were then classified as non-designated derivatives as of January 1, 2009. The loss of hedge accounting was primarily the result of the relatively small quarter-to-quarter changes in the benchmark interest rates that occurred between December 31, 2008 and March 31, 2009. For these hedge positions, no additional mark to market was recorded on the designated hedge item in the quarter ended March 31, 2009. A charge of $30 thousand was made to earnings for the period ended March 31, 2009 for the ineffective portion of the hedge relating to changes in fair value for swaps with a notional amount of $336.2 million and brokered certificates of deposit that meet the criteria for hedge accounting. Income associated with interest rate swaps that met hedge accounting was $1.6 million for the quarter and was recorded as an off-set to brokered certificate of deposit interest expense. At March 31, 2008, the Corporation held no derivatives designated as fair value hedges as of March 31, 2008.

Cash flow hedges have the effective portion of changes in the fair value of the derivative, net of taxes, recorded in net accumulated other comprehensive loss. At March 31, 2009, the Corporation held $121.3 million of interest rate swaps hedging future cash flows associated with floating rate bonds. For the three months ended March 31, 2009, the Corporation recorded a decrease in the value of derivatives of $883 thousand compared to an increase of $3.6 million for the same period in 2008, net of taxes, in net accumulated other comprehensive loss to reflect the effective portion of cash flow hedges. Amounts recorded in net accumulated other comprehensive loss are recognized into earnings concurrent with the impact of the hedged item on earnings. For the three months ending March 31, 2009 and 2008, the ineffectiveness portion of the cash flow hedges resulted in a credit to earnings of $10 thousand and $9 thousand respectively.

Non-designated derivatives represent interest rate protection on the Corporation’s net interest income or are derivative products provided to customers but do not meet the accounting requirements to receive hedge accounting treatment. As of March 31, 2009, the Corporation held $250.8 million of non-designated derivatives which include $157.4 million of fair value hedging relationships previously discussed that no longer meet the criteria for hedge accounting and $93.4 million of customer-related derivatives. Interest rate swaps that are classified as non-designated derivatives are marked-to-market and any gains or losses are recorded in non-interest income during each reporting period. The value of the non-designated derivatives are recorded at fair value on the Condensed Consolidated Statements of Condition. For the three months ended March 31, 2009 and 2008, the Corporation recorded net a gain of $35 thousand and a net loss of $266 thousand, respectively, to reflect the change in the value of the non-designated interest rate swaps. The net cash settlements on these interest rate swaps are recorded in non-interest income. The net cash benefit from these interest rate swaps was $1.0 million and $296 thousand for the three months ended March 31, 2009 and 2008, respectively. These transactions are recorded in net derivative activities on the Condensed Consolidated Statements of Operations.

The derivative values as of March 31, 2009 incorporate a credit valuation adjustment of $599 thousand. An analysis of each counterparty is performed to determine what, if any, adjustment should be made to the derivative valuations to take into account the non-performance risk associated with each counterparty. For each counterparty, the analysis considered: the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Where allowable under the derivative agreements, the Corporation obtains collateral to reduce counterparty risk associated with its open derivative positions. At March 31, 2009, cash collateral of $17.4 million was included in the Condensed Consolidated Statement of Condition. This amount has not been netted against the derivative positions for purposes of presentation.

The table below presents the Corporation’s open derivative positions as of the dates indicated:

(in thousands) Derivative Type	Objective	Notional Amount	Credit Risk Amount	Market Risk
March 31, 2009
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$121,250	$4,221	$3,685
Receive fixed/pay variable	Hedge borrowing cost	336,200	10,689	9,354

Total designated derivatives		457,450	14,910	13,039

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		36,771	—	(1,285)
Receive fixed/pay variable		194,171	9,994	9,174
Interest rate caps/corridors		19,847	30	—

Total non-designated derivatives		250,789	10,024	7,889

Total derivatives		$708,239	$24,934	$20,928

December 31, 2008
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment risk	$128,250	$4,680	$4,489
Receive fixed/pay variable	Hedge borrowing cost	493,600	16,851	16,384

Total designated derivatives		621,850	21,531	20,873

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		36,771	—	(1,284)
Receive fixed/pay variable		36,771	1,465	1,439

Total non-designated derivatives		73,542	1,465	155

Total derivatives		$695,392	$22,996	$21,028

March 31, 2008
Designated Derivatives
Interest rate swaps:
Receive fixed/pay variable	Hedge investment rate risk	$255,450	$10,151	$10,151
Interest rate caps/corridors	Hedge borrowing cost	25,000	7	7

Total designated derivatives		280,450	10,158	10,158

Non-designated Derivatives
Interest rate swaps:
Receive variable/pay fixed		4,000	—	(11)
Receive fixed/pay variable		4,000	27	27

Total non-designated derivatives		8,000	27	16

Total derivatives		$288,450	$10,185	$10,174

Credit risk represents the amount that is due from the counterparty, including accrued interest, associated with the open derivatives positions at March 31, 2009, December 31, 2008 and March 31, 2008. The amounts are recorded as an asset on the Condensed Consolidated Statements of Condition and are not netted against any amounts payable to the counterparty. Market risk represents the net fair value of amounts due from or payable to the counterparty, net of accrued interest.

The table below discloses the net fair values of derivative financial instruments.

	Derivatives Fair Value
	Location on Statement of Condition
	Other Assets	Other Liabilities
March 31, 2009
Derivatives designated as hedging instruments
Interest rate contracts	$14,510	$—

Derivatives not designated as hedging instruments
Interest rate contracts	9,746	1,304

December 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts	$20,873	$—

Derivatives not designated as hedging instruments
Interest rate contracts	1,439	1,284

March 31, 2008
Derivatives designated as hedging instruments
Interest rate contracts	$10,158	$—

Derivatives not designated as hedging instruments
Interest rate contracts	27	11

The table below discloses the impact of derivative financial instruments on the Corporation’s Condensed Consolidated Financial Statements.

	Three months ended March 31,
(in thousands)
Derivatives in Fair Value Hedging Relationships	Location of gain or (loss) recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative		Location of gain or (loss) recognized in income on hedged item	Amount of gain or (loss) recognized in income on hedged item
		2009	2008		2009	2008
Interest rate contracts	Interest expense	$(1,581)	$—	Interest expense	$4,100	$—
Interest rate contracts	Other income	(381)	—	Other income	—	—

Derivatives in Cash Flow Hedging Relationships	Amount of gain or (loss) recognized in OCI on derivative (effective portion)		Location of gain or (loss) reclassified from accumulated OCI into income (effective portion)	Amount of gain or (loss) reclassified from accumulated OCI into income (effective portion)		Location of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)	Amount of gain or (loss) recognized in income on derivative (ineffective portion and amount excluded from effectiveness testing)
	2009	2008		2009	2008		2009	2008
Interest rate contracts	$(883)	$3,577	Interest income	$(19)	$(44)	Other income	$10	$9

Derivatives Not Designated as Hedging Instruments	Location of gain or (loss) recognized in income on derivative	Amount of gain or (loss) recognized in income on derivative
		2009	2008
Interest rate contracts	Other income	$1,052	$30

NOTE 12—CONTINGENCIES AND OFF-BALANCE SHEET RISK

Commitments

The table below presents commitments to extend credit in the form of consumer, commercial real estate and business loans at the date indicated:

(in thousands)	March 31, 2009
Commercial business and real estate	$693,981
Consumer revolving credit	810,853
Residential mortgage credit	15,867
Performance standby letters of credit	144,743
Commercial letters of credit	—

Total loan commitments	$1,665,444

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

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. The plaintiff appealed to the Court of Special Appeals. The Court of Appeals granted certiorari and reversed, finding that Provident’s recapture of closing costs is a “prepayment charge.” The case was remanded to the trial court for further proceedings. Following the remand, the parties entered into settlement discussions. The parties have recently agreed in principle to a settlement and are in the process of documenting that settlement. The agreed upon settlement for this individual matter is not material to the Corporation’s financial statements.

On December 30, 2008, an action captioned Gilbert Feldman v. Provident Bankshares Corporation, et al. was filed in the Circuit Court for Baltimore City, Maryland on behalf of a putative class of Provident stockholders against Provident, certain of its current and former directors, and M&T Bank Corporation (“M&T”). The complaint alleges that the Provident director defendants breached their fiduciary duties of loyalty, good faith, due care and disclosure by approving the merger, and that M&T aided and abetted in such breaches of duty. The complaint seeks, among other things, an order enjoining the defendants from proceeding with or consummating the merger, and other equitable relief. Provident and M&T believe the claims are without merit and intend to defend the lawsuit vigorously.

NOTE 13—NET GAINS (LOSSES)

Net gains (losses) include the following components for the periods indicated:

	Three Months Ended March 31
(in thousands)	2009	2008
Net gains (losses):
Securities related activity	$249	$—
Asset sales	181	26
Extinguishment of debt and early redemption of brokered CDs	—	(217)

Net gains (losses)	$430	$(191)

NOTE 14—INCOME TAXES

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”), which prescribes the recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN No. 48 provides guidance for de-recognition and classification of previously recognized tax positions that did not meet the certain recognition criteria in addition to recognition of interest and penalties, if necessary. The Corporation’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in income tax expense on the Condensed Consolidated Statements of Operations. The Corporation did not have any material unrecognized tax benefits and no interest and penalties were required to be recognized at March 31, 2009 and 2008, respectively. The tax years that remain subject to examination are 2005 through 2008 for both the Federal and State of Maryland tax authorities.

NOTE 15—LOSS PER SHARE

The following table presents a summary of per share data and amounts for the periods indicated.

	Three Months Ended March 31
(in thousands, except per share data)	2009	2008
Net loss	$(67,216)	$(17,622)
Less: preferred stock dividends and amortization of preferred stock discount	3,691	—

Net loss available to common stockholders	$(70,907)	$(17,622)

Basic EPS shares	33,459	31,537
Basic EPS	$(2.12)	$(0.56)

Common stock equivalents	—	—
Dilutive EPS shares	33,459	31,537
Dilutive EPS	$(2.12)	$(0.56)

Antidilutive shares	3,691	2,628

Common stock equivalents are composed of potentially convertible preferred stock and shares associated with stock-based compensation. Common stock equivalents have been excluded from the computation of dilutive EPS if the result would be anti-dilutive. Inclusion of common stock equivalents in the diluted EPS calculation will only occur in circumstances where net income is high enough to result in dilution.

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

NOTE 16—COMPREHENSIVE INCOME (LOSS)

Presented below is a reconciliation of net income (loss) to comprehensive income (loss) including the components of other comprehensive income (loss) for the periods indicated:

	Three Months Ended March 31,
	2009			2008
(in thousands)	Before Income Tax	Tax Expense (Benefit)	Net of Tax	Before Income Tax	Tax Expense (Benefit)	Net of Tax
Securities available for sale:
Net unrealized losses arising during the year	$(65,762)	$(25,841)	$(39,921)	$(66,025)	$(25,691)	$(40,334)
Reclassification of gains realized in net income	87,416	34,351	53,065	42,655	16,596	26,059

Net unrealized gains (losses) on securities arising during the year	21,654	8,510	13,144	(23,370)	(9,095)	(14,275)
Net unrealized gains (losses) from derivative activities arising during the year	(1,477)	(588)	(889)	5,897	2,326	3,571

Other comprehensive gain (loss)	$20,177	$7,922	12,255	$(17,473)	$(6,769)	(10,704)

Net loss			(67,216)			(17,622)

Comprehensive loss			$(54,961)			$(28,326)

NOTE 17—EMPLOYEE BENEFIT PLANS

The actuarially estimated net benefit cost includes the following components for the periods indicated:

	Three Months Ended March 31,
	Qualified Pension Plan		Non-qualified Pension Plan		Postretirement Benefit Plan
(in thousands)	2009	2008	2009	2008	2009	2008
Service cost—benefits earned during the period	$1,017	$636	$59	$188	$1	$1
Interest cost on projected benefit obligation	1,695	817	176	95	5	5
Expected return on plan assets	(2,354)	(1,217)	—	—	—	—
Net amortization and deferral of loss (gain)	508	238	163	106	(1)	(1)

Net pension cost included in employee benefits expense	$866	$474	$398	$389	$5	$5

The minimum required contribution in 2009 for the qualified plan is estimated to be zero. The decision to contribute further amounts is dependent on other factors, including the actual investment performance of the plan assets and the requirements of the Internal Revenue Code. No contributions were made during the first quarter of 2009. The Corporation continues to monitor the funding level of the pension plan and may make additional contributions as deemed necessary.

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

The Corporation offers consumer and commercial banking products and services through its wholly owned subsidiary, Provident Bank. The Bank offers its services to customers in the key metropolitan areas of Baltimore, Washington D.C. and Richmond, Virginia, through 78 traditional and 63 in-store banking offices in Maryland, Virginia and southern York County, Pennsylvania. Additionally, the Bank offers its customers 24-hour banking services through 196 Bank owned ATMs, telephone banking and the Internet. The Bank is also a member of the MoneyPass network, which provides customers with free access to more than 12,000 ATMs nationwide. Consumer banking services include a broad array of small business and consumer loan, deposit and investment products offered to retail and commercial customers through the retail branch network and direct channel sales center. Commercial Banking provides an array of commercial financial services including asset-based lending, equipment leasing, real estate financing, cash management and structured financing to middle market commercial customers. Treasury and Administration is comprised of balance sheet management activities that include managing the investment portfolio, discretionary funding, utilization of derivative financial instruments and optimizing the Corporation’s equity position.

The financial performance of each business segment is monitored using an internal profitability measurement system. This system utilizes policies that ensure the results reflect the economics for each segment compiled on a consistent basis. Line of business information is based on management accounting practices that support the current management structure and is not necessarily comparable with similar information for other financial institutions. This profitability measurement system uses internal management accounting policies that generally follow the policies described in Note 1 of the Corporation’s December 31, 2008 10-K. The Corporation’s funds transfer pricing system utilizes a matched maturity methodology that assigns a cost of funds to earning assets and a value to the liabilities of each business segment with an offset in the Treasury and Administration business segment. The provision for loan losses is charged to the consumer and commercial segments based on actual charge-offs with the balance to the Treasury and Administration segment. Operating expense is charged on a fully absorbed basis. Income tax expense is calculated based on the segment’s taxable income and the Corporation’s effective tax rate. Revenues from no individual customer exceeded 10% of consolidated total revenues.

The table below summarizes results by each business segment for the periods indicated.

Three Months Ended March 31,	2009				2008
(in thousands)	Commercial Banking	Consumer Banking	Treasury and Administration	Total	Commercial Banking	Consumer Banking	Treasury and Administration	Total
Net interest income	$14,589	$21,731	$(1,340)	$34,980	$17,478	$22,498	$5,013	$44,989
Provision for loan losses	9,156	3,599	22,855	35,610	2,060	879	175	3,114

Net interest income (loss) after provision for loan losses	5,433	18,132	(24,195)	(630)	15,418	21,619	4,838	41,875
Non-interest income (loss)	4,685	18,358	(86,089)	(63,046)	5,021	22,851	(42,996)	(15,124)
Non-interest expense	8,298	38,655	10,371	57,324	6,314	37,226	7,891	51,431

Income (loss) before income taxes	1,820	(2,165)	(120,655)	(121,000)	14,125	7,244	(46,049)	(24,680)
Income tax expense (benefit)	809	(962)	(53,631)	(53,784)	4,040	2,072	(13,170)	(7,058)

Net income (loss)	$1,011	$(1,203)	$(67,024)	$(67,216)	$10,085	$5,172	$(32,879)	$(17,622)

Total assets	$2,487,652	$3,219,985	$743,917	$6,451,554	$2,426,244	$3,027,399	$950,273	$6,403,916

NOTE 19—AGREEMENT AND PLAN OF MERGER

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

The Merger Agreement has been approved by the boards directors of the Corporation and M&T. The common stockholders’ of the Corporation approved the merger on April 8, 2009. Regulatory approval was received on May 8, 2009. The merger is still subject to customary closing conditions and the Corporation anticipates completing the transaction on May 22, 2009.

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

GENERAL

Provident Bankshares Corporation (the “Corporation”), a Maryland corporation, is the bank holding company for Provident Bank (“Provident” or “the Bank”), a Maryland chartered stock commercial bank. At March 31, 2009, the Bank is the largest independent commercial bank (based on the FDIC market share report) in asset size headquartered in Maryland, with $6.5 billion in assets. Provident is a regional bank serving Maryland and Virginia, with emphasis on the key urban centers serving the Baltimore, Washington, D.C. and Richmond metropolitan areas.

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

Agreement and Plan of Merger

For discussion relating to the definitive Agreement and Plan of Merger, refer to Note 19 in the Condensed Consolidated Financial Statements.

Business Strategy

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

Maximize Provident’s position as the right size bank in the marketplace. Provident’s position as the largest bank headquartered in Maryland provides a unique opportunity as the “right size” bank in its market areas, or footprint. The Bank provides the service of a community bank combined with the convenience and wide array of products and services that a major regional bank offers. In addition, the 63 in-store banking offices throughout its footprint reinforce its right size strategy through convenient locations, hours and a full line of products and services. Provident currently has 141 banking offices concentrated in the Baltimore-Washington, D.C. corridor and beyond to Richmond, Virginia. Of the 141 banking offices, 49.6% are located in the Greater Baltimore region and 50.4% are located in the Greater Washington, D.C. and Central Virginia regions, reflecting the successful development of the Bank into a highly competitive regional commercial bank. Provident also offers its customers 24-hour banking services through ATMs, telephone banking and the Internet. The Bank’s network of 194 ATMs enhances the banking office network by providing customers increased opportunities to access their funds. In addition, the Bank is a member of the MoneyPass network, which provides free access to more than 12,000 ATMs nationwide for its customers.

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

Expand delivery (branch and non-branch) within the market Provident serves. Over the past five years, Provident has expanded its branch network by net 23 in-store or traditional branches.

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

Merger related expenses consist of investment banker fees, legal fees, conversion costs and employees benefit costs agreed to in the Merger Agreement.

Restructuring activities are incremental expenses associated with corporate efficiency and infrastructure initiatives implemented to simplify the Corporation’s business model as described in the Notes to the Condensed Consolidated Financial Statements.

Other expenses include expenses for attorneys, accountants and consultants, fees paid to directors, franchise taxes, charitable contributions, insurance, office supplies, postage, telephone and other miscellaneous operating expenses.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The unaudited Condensed Consolidated Financial Statements of the Corporation are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities for the reporting periods. Management evaluates estimates on an on-going basis, and believes the following represent its more significant judgments and estimates used in preparation of its consolidated financial statements: allowance for loan losses, non-accrual loans, other real estate owned, estimates of fair value associated with other-than-temporary impairment, pension and post-retirement benefits, asset prepayment rates, goodwill and intangible assets, share-based payments, derivative financial instruments, litigation and income taxes. Management bases its estimates on historical experience and various other factors and assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Management believes the following critical accounting policies affect its more significant judgments and estimates used in preparation of its unaudited Condensed Consolidated Financial Statements: allowance for loan losses, fair value, other-than-temporary-impairment of investment securities, derivative financial instruments, goodwill and intangible assets, and income taxes. Each estimate and its financial impact, to the extent significant to financial results, are discussed in the Notes to the Condensed Consolidated Financial Statements. It is at least reasonably possible that each of the Corporation’s estimates could change in the near term or that actual results may differ from these estimates under different assumptions or conditions, resulting in a change that could be material to the Condensed Consolidated Financial Statements.

FINANCIAL CONDITION

Capital growth, liquidity along with maintaining a strong balance sheet in this current economic environment are the top priorities of the Corporation. Over the past twelve months, the Corporation was successful in raising capital and maintaining solid capital ratios well above the minimum regulatory capital levels along with increasing the Corporation’s liquidity position. In addition, the financial condition of the Corporation reflects expanded business development and the execution of the Corporation’s strategic priorities including growing loans and deposits. Growth in relationship-based loan portfolios (loans other than the Corporation’s originated and acquired residential mortgage loans) is a reflection of the Corporation’s ability to grow the loan portfolio in the key major markets of Greater Baltimore, Greater Washington, D.C. and Central Virginia through its lending expertise and focus on its premier loan programs – home equity, commercial real estate, and commercial business. The Corporation was also successful in growing customer deposits over the same period a year ago.

Over the past twelve months, the Corporation has increased its liquidity position and reduced its reliance on short-term borrowings by increasing its brokered certificates of deposit balances. Loan credit quality has declined over this time frame and is primarily related to the weakness in the residential construction industry. In addition, values of investment securities have continued to be negatively impacted by the economic down turn and turmoil in the financial markets.

The core banking performance has resulted in an increase in average relationship-based loans of $160.1 million, or 4.1%, and an increase in customer deposits of $236.6 million, or 7.0%, for the quarter ended March 31, 2009, when compared to the same period a year ago. At March 31, 2009, total assets were $6.5 billion, while total loans and deposits were $4.3 billion and $4.8 billion, respectively.

Stockholders’ Equity and Capital

Over the past twelve months, long-term capital growth has been a specific focus for the Corporation. To provide capital growth, the Corporation successfully completed a multi-tiered capital plan in April 2008 to strengthen the Corporation’s capital base, including the issuance of $64.8 million in equity securities and $50 million in subordinated debt. In addition, beginning with the dividend that was paid in May 2008, the quarterly dividend payment was reduced by approximately 66%.

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

On April 24, 2008, the Corporation’s wholly owned subsidiary, Provident Bank, completed a private placement of $50.0 million of subordinated unsecured notes that are rated BBB to qualified institutional buyers and accredited investors. The purchase price of the subordinated notes was 97.651% of the principal amount. The notes are callable at the option of the Corporation, five years from the date of issuance. The subordinated notes bear interest at a fixed rate of 9.5% and mature on May 1, 2018, with semi-annual interest payments payable on May 1 and November 1 of each year beginning on November 1, 2008. The subordinated notes are not convertible. The net proceeds from the debt offering totaled $47.7 million and are included in Tier II regulatory capital.

On November 14, 2008, as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Corporation entered into a Purchase Agreement with the United States Department of the Treasury, pursuant to which Provident sold 151,500 shares of Provident’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Provident Series B Preferred”) and a warrant to purchase 2,374,608 shares of the Corporation’s common stock, par value $1.00 per share for an aggregate purchase price of $151.5 million in cash. The Provident Series B Preferred is included in Tier 1 capital. The stock warrants were issued with an initial exercise price of $9.57. The warrants have a ten-year term and are exercisable immediately. If the Corporation raises common or perpetual preferred equity equal to or at least 100% of the senior preferred shares issued under TARP by December 31, 2009, the number of warrants will be reduced by 50%.

Total stockholders’ equity was $609.1 million at March 31, 2009, a decrease of $62.0 million from December 31, 2008. Stockholders’ equity decreased by $67.2 million as a result of the net loss recorded for the three months ended March 31, 2009. Stockholders’ equity was further reduced by the payments of common stock dividends of $3.7 million, preferred stock dividends of $3.1 million and a $300 thousand decline related to share based payments and other activities. In addition, stockholders’ equity increased by $12.3 million due to the reduction in accumulated other comprehensive loss during the period, primarily due to the write downs in the investment securities portfolio.

The Corporation’s tangible common equity ratio decreased from 5.20% at December 31, 2008 to 4.19% at March 31, 2009. The decline is mainly associated with the $67.2 million net loss recorded in the first three months of 2009. The tangible common equity ratio is a non-GAAP measure used by management to evaluate capital adequacy. Tangible common equity is total equity excluding net accumulated other comprehensive loss (“OCI”), less goodwill and deposit-based intangibles and preferred stock. Tangible assets are total assets less goodwill and deposit-based intangibles. The tangible common equity ratio is calculated by removing the impact of OCI, preferred stock and certain intangible assets from total equity and total assets. Management and many stock analysts use the tangible common equity ratio in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations with significant amounts of goodwill or other intangible assets, typically stemming from the use of the purchase accounting method accounting for mergers and acquisitions. Management believes this is an important benchmark for the Corporation and for investors. Neither tangible common equity, tangible assets nor the related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Corporation calculates its tangible common equity, tangible assets and the related measures may differ from that of other companies reporting measures with similar names. The following table is a reconciliation of the Corporation’s tangible common equity and tangible assets for the periods ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

(dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Total equity capital per consolidated financial statements	$609,093	$671,073	$517,549
Accumulated other comprehensive loss	92,390	104,645	78,881
Goodwill	(255,330)	(255,330)	(253,906)
Deposit-based intangible	(5,020)	(4,886)	(5,836)
Preferred stock	(181,608)	(187,946)	—

Tangible common equity	$259,525	$327,556	$336,688

Total assets per consolidated financial statements	$6,451,554	$6,559,848	$6,403,916
Goodwill	(255,330)	(255,330)	(253,906)
Deposit-based intangible	(5,020)	(4,886)	(5,836)

Tangible assets	$6,191,204	$6,299,632	$6,144,174

Tangible common equity ratio	4.19%	5.20%	5.48%

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

(dollars in thousands)	March 31, 2009	December 31, 2008
Total equity capital per consolidated financial statements	$609,093	$671,073
Qualifying trust preferred securities	129,000	129,000
Accumulated other comprehensive loss	92,390	104,645

Adjusted capital	830,483	904,718
Adjustments for tier 1 capital:
Goodwill and disallowed assets	(372,508)	(301,088)

Total tier 1 capital	457,975	603,630

Adjustments for tier 2 capital:
Includable allowance for loan losses	87,435	73,098
Subordinated debt	50,000	50,000
Allowance for letter of credit losses	649	701

Total tier 2 capital adjustments	138,084	123,799

Total regulatory capital	$596,059	$727,429

Risk-weighted assets	$6,944,051	$6,295,196
Quarterly regulatory average assets	6,240,228	6,248,664

			Minimum Regulatory Requirements	To be “Well Capitalized”
Ratios:
Tier 1 leverage	7.34%	9.66%	4.00%	5.00%
Tier 1 capital to risk-weighted assets	6.60	9.59	4.00	6.00
Total regulatory capital to risk-weighted assets	8.58	11.56	8.00	10.00

As of March 31, 2009, the Corporation is considered “adequately capitalized” for regulatory purposes. Refer to page 46 for the impact on total regulatory capital ratios if the Corporation early adopted FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other–Than-Temporary Impairments”.

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

The Corporation’s chief source of liquidity is the assets it possesses, which can either be pledged as collateral for secured borrowings or sold outright. At March 31, 2009, approximately $327.4 million of the Corporation’s investment portfolio was immediately saleable at a market value equaling or exceeding its amortized cost basis.

As an alternative to asset sales, the Corporation has the ability to pledge assets to raise secured borrowings. At March 31, 2009, $781.8 million of secured wholesale borrowings were employed, with sufficient collateral available to raise an additional $921.5 million from the FHLB—Atlanta, the Federal Reserve’s term auction facility and securities sold under repurchase agreements. Additionally, over $367.3 million of borrowing capacity exists at the Federal Reserve discount window as a contingent funding source. The Corporation also employs unsecured funding sources such as fed funds and brokered certificates of deposit. At March 31, 2009, no fed funds purchased were outstanding, with sufficient funding lines in place to purchase $641.0 million. At March 31, 2009, the Corporation had $1.1 billion of brokered certificates of deposit outstanding. Over the next 12 months, $425.9 million of unsecured funds will mature.

In November 2008, the Corporation issued $151.5 million of preferred equity securities to the U.S. Treasury – the securities commonly known as TARP funding.

A significant use of the Corporation’s liquidity is the dividends it pays to shareholders. The Corporation is a one-bank holding company that relies upon the Bank’s performance to generate capital growth through Bank earnings. A portion of the Bank’s earnings is passed to the Corporation in the form of cash dividends. As a commercial bank under the Maryland Financial

Institution Law, the Bank may declare cash dividends from undivided profits or, with the prior approval of the Commissioner of Financial Regulation, out of paid-in capital in excess of 100% of its required capital stock, and after providing for due or accrued expenses, losses, interest and taxes. These dividends paid to the holding company are utilized to pay dividends to stockholders, repurchase shares and pay interest on junior subordinated debentures. The Corporation and the Bank, in declaring and paying dividends, are also limited insofar as minimum capital requirements of regulatory authorities that must be maintained and by certain provisions of the TARP Capital Purchase Program. The Corporation and the Bank comply with such capital requirements. If the Corporation or the Bank were unable to comply with the minimum capital requirements, it could result in regulatory actions that could have a material impact on the Corporation. The Corporation’s ability to pay a dividend is also limited by the terms of the merger agreement which requires that the Corporation coordinate with M&T regarding the declaration of any dividends or other distributions with respect to the Corporation’s common stock and the related record dates and payment dates, it being intended that, among other things, the holders of the Corporation’s common stock will not receive more than one dividend for any single calendar quarter on their shares of Corporation common stock (including any shares of M&T common stock received in exchange therefore in the merger).

Lending

Total average loan balances increased to $4.3 billion in the first quarter of 2009, an increase of $117.1 million, or 2.8%, over the first quarter of 2008. The following table summarizes the composition of the Corporation’s average loans for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,		$ Variance	% Variance

	2009	2008
Residential real estate:
Originated and acquired residential mortgage	$247,102	$290,093	$(42,991)	(14.8)%
Home equity	1,172,513	1,086,463	86,050	7.9
Other consumer:
Marine	335,673	357,963	(22,290)	(6.2)
Other	22,609	24,251	(1,642)	(6.8)

Total consumer	1,777,897	1,758,770	19,127	1.1

Commercial real estate:
Commercial mortgage	573,668	445,465	128,203	28.8
Residential construction	506,756	613,126	(106,370)	(17.3)
Commercial construction	491,623	475,882	15,741	3.3
Commercial business	997,376	936,933	60,443	6.5

Total commercial	2,569,423	2,471,406	98,017	4.0

Total loans	$4,347,320	$4,230,176	$117,144	2.8

Total average loans increased $117.1 million, or 2.8%, in the first quarter of 2009 when compared to the same period a year ago. The increase resulted from the $98.0 million, or 4.0%, increase in commercial loans and the $19.1 million, or 1.1%, increase in consumer loans. The Corporation continues to produce solid organic loan growth as average relationship-based loans increased $160.1 million, or 4.1%, over the same period a year ago. The Corporation’s focus on business development and developing lending relationships that are provided by the market opportunities, combined with the experience of lending officers in the market, has been demonstrated by the solid growth in commercial real estate and commercial business loans. Overall, there is a strategically balanced mix of lending revenue sources between the two product segments with $2.5 billion, or 59.1%, in average commercial loans and $1.8 billion, or 40.9%, in average consumer loans. The diversity of lending products should provide the Corporation with opportunities to emphasize certain product lines as market conditions change.

Commercial loans, which are a key component to the Corporation’s regional presence in its market area, grew $98.0 million, or 4.0%, over the same period a year ago. Commercial mortgage and commercial construction loans posted increases during the first quarter of 2009 of $128.2 million and $15.7 million, respectively, when compared to the same period a year ago. In addition, commercial business loans grew $60.4 million, or 6.5%, while residential construction loans declined $106.4 million, or 17.3%. The solid commercial loan growth within the Corporation’s footprint is a reflection of the group’s ability to expand existing and generate new lending relationships. These expanded relationships and associated risks are managed through stringent loan administration and credit monitoring by an experienced credit management staff.

The increase in average consumer loans of $19.1 million in the first quarter of 2009 include the planned reductions in originated and acquired residential mortgages of $43.0 million. Average relationship-based consumer loans (loans other than originated and acquired residential mortgages) increased 4.2%, or $62.1 million. Home equity lending is the main contributor to this loan growth. The variety of home equity loan products, along with the Corporation’s relationship sales approach and competitive pricing has proven to be successful in the Corporation’s markets. This market strategy resulted in the $86.1 million, or 7.9%, increase in home equity average balances. The production of direct consumer loans, primarily home equity loans and lines, are generated by the Bank’s retail banking offices, phone centers, the Internet and selected pre-qualified brokers. Other consumer loans, which make up 20.2% of total consumer loans (mainly marine lending), declined $23.9 million in the first quarter of 2009. Management has chosen to limit marine lending loan growth due to low pricing margins in the industry.

The Corporation’s portfolio of originated and acquired residential mortgage loans (consisting of first mortgages, home equity loans and lines) represented 5.7% of average total loans in the first quarter of 2009, compared to 6.9% in the same period a year ago. Average balances in the originated and acquired residential mortgage portfolio continued to decline during the first quarter of 2009 because the Corporation is no longer active in portfolio acquisitions and the Bank retains only a small percentage of new residential mortgage loan originations.

Asset Quality

The following table presents information with respect to non-performing assets and 90-day delinquencies as of the dates indicated.

(dollars in thousands)	March 31, 2009	December 31, 2008
Non-Performing Assets:
Originated and acquired residential mortgage	$11,734	$10,017
Home equity	3,815	3,319
Other consumer	2,377	1,421
Commercial mortgage	6,926	7,079
Residential real estate construction	59,422	43,955
Commercial real estate construction	2,914	140
Commercial business	25,081	18,387

Total non-accrual loans	112,269	84,318
Total renegotiated loans	—	—

Total non-performing loans	112,269	84,318
Non-performing investments	99,213	65,780
Total other assets and real estate owned	19,947	13,161

Total non-performing assets	$231,429	$163,259

90-Day Delinquencies:
Originated and acquired residential mortgage	$3,857	$5,079
Home equity	4,792	4,835
Other consumer	4,262	3,957
Residential real estate construction	—	15
Commercial business	—	618

Total 90-day delinquencies	$12,911	$14,504

Asset Quality Ratios:
Non-performing loans to loans	2.60%	1.94%
Non-performing investments to investments	7.83%	4.79%
Non-performing assets to assets	3.59%	2.49%
Allowance for loan losses to loans	2.21%	1.68%
Net charge-offs in quarter to average loans	1.26%	0.75%
Allowance for loan losses to non-performing loans	84.84%	86.69%

Recent economic data has shown that the Mid-Atlantic region, while outperforming most other markets in the nation, is facing similar increasing economic pressures. In comparison to the quarter ending March 31, 2008, new housing inventories are down in both Maryland and Virginia. Unemployment levels in the region have increased, but still remain below the national average. During the recent quarter ending March 31, 2009, the deterioration in economic conditions have had a significant impact on the Corporation’s loan portfolios resulting in increases in non-performing loans in each loan portfolio type, except commercial mortgage loans. In addition, continued weakness in the financial services sector continues to have a material impact on the investment securities portfolio.

As of March 31, 2009, non-performing loans increased by $28.0 million from December 31, 2008. Non-performing loans as a percentage of total loans was 2.60% at March 31, 2009 compared to 1.94% at December 31, 2008, while net charge-offs to average loans were 1.26%, an increase from 0.75% for the quarter ended December 31, 2008. The increase in non-performing loans occurred mainly in the residential real estate construction, commercial real estate construction and commercial business loan portfolios totaling $15.5 million, $2.8 million and $6.7 million, respectively. The declining economy has resulted in significant increases in these portfolios.

Non-performing loans as a percentage of each portfolio’s outstanding balance were as follows:

	March 31, 2009	December 31, 2008
Originated & acquired residential mortgage	4.84%	4.01%
Home equity	0.33	0.28
Other consumer	0.67	0.39
Total consumer	1.02	0.83
Commercial mortgage	1.21	1.25
Residential real estate construction	12.18	8.28
Commercial real estate construction	0.58	0.03
Commercial business	2.53	1.86
Total commercial	3.70	2.71
Total loans	2.60	1.94

Management believes that the diversification of the commercial real estate portfolio among commercial mortgages, commercial construction and residential construction along with the different market conditions of Baltimore, suburban Washington, D.C. and Richmond, Virginia mitigate some of the housing market exposure. In addition, management’s conservative credit policies and emphasis on relationship-based loan portfolios also mitigates credit risk in the Corporation’s loan portfolio. Overall, loan credit quality ratios of the Corporation at March 31, 2009 have weakened and are consistent with local economic conditions and non-performing loan levels will continue to be influenced by these uncertain future conditions. Loan credit quality remains better than the national average and reflects management’s prudent credit standards, disciplined in-house administration and strong oversight procedures. The majority of the portfolio benefits from being focused within the Washington D.C, Virginia and Maryland region which remains one of the better performing markets in the nation. Because events affecting borrowers and collateral are constantly changing and cannot be reliably predicted, present portfolio quality may not be an indication of future performance.

At March 31, 2009, the allowance for loan losses to total loans was 2.21%, while the allowance for loan losses to non-performing loans was 84.8%. At December 31, 2008 these ratios were 1.68% and 86.7%, respectively. The level of 90-day delinquent loans decreased during the same period, decreasing $1.6 million to $12.9 million from the $14.5 million level at December 31, 2008. The decrease in 90-day delinquent loans was reflected mainly in the originated and acquired residential mortgage and commercial business loan portfolios.

During the first quarter of 2009, the Corporation had $99.2 million in investment securities classified as non-performing assets. Non-accrual treatment for the recognition of interest income has been applied because certain securities did not perform in accordance with the agreed upon contractual terms, such as timely payment of principal or interest or deferral of their contractual payments. Also during the first quarter of 2009, other real estate owned increased by $6.8 million over December 31, 2008.

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

At March 31, 2009, the allowance for loan losses was $95.3 million, or 2.21% of total loans outstanding, compared to an allowance for loan losses at December 31, 2008 of $73.1 million, or 1.68% of total loans outstanding. The allowance coverage was 84.8% of non-performing loans at March 31, 2009 compared to 86.7% at December 31, 2008. Portfolio-wide, net charge-offs represented 1.26% of average loans in the first quarter of 2009, compared to 0.30% in the first quarter of 2008 and 0.75% in the fourth quarter of 2008.

Deposits

The following table summarizes the composition of the Corporation’s average deposit balances for the periods indicated.

(dollars in thousands)	Three Months Ended March 31,		$ Variance	% Variance

	2009	2008
Transaction accounts:
Noninterest-bearing	$659,644	$643,161	$16,483	2.6%
Interest-bearing	451,186	458,059	(6,873)	(1.5)
Savings/money market:
Savings	609,634	518,370	91,264	17.6
Money market	661,403	653,693	7,710	1.2
Certificates of deposit:
Direct	1,213,271	1,085,293	127,978	11.8
Brokered	1,168,977	874,172	294,805	33.7

Total deposits	$4,764,115	$4,232,748	$531,367	12.6

Deposits by source:
Consumer	$2,794,912	$2,666,964	$127,948	4.8
Commercial	800,226	691,612	108,614	15.7
Brokered	1,168,977	874,172	294,805	33.7

Total deposits	$4,764,115	$4,232,748	$531,367	12.6

Average total deposits increased to $4.8 billion in the first quarter of 2009, an increase of $531.4 million, or 12.6%, over the same period in 2008. The deposit growth resulted from an increase in brokered deposits of $294.8 million and increases in consumer and commercial deposits of $127.9 million and $108.6 million, respectively. The increase in brokered certificates of deposit provided funding for loan growth, consistent with the strategic objective of lengthening the maturity of liabilities to enhance the Corporation’s longer-term liquidity position.

In the first quarter of 2009, average consumer deposits increased by $127.9 million, or 4.8%. Consumer savings deposits increased $91.9 million and consumer certificates of deposit increased $51.1 million, offset by a $15.1 million decline in all other sources of consumer deposits. The growth in consumer savings deposit balances is mainly due to the successful efforts in growing online savings balances, which increased $112.9 million over the same period a year ago.

Average commercial deposits also increased in the first quarter of 2009 compared to the same period a year ago, increasing $108.6 million, or 15.7%. During the first quarter of 2009, commercial certificates of deposit increased $76.8 million, commercial money market accounts increased $19.8 million and non-interest bearing deposits $17.4 million, offset by a $5.4 million decline in all other sources of commercial deposits.

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

Investments

At March 31, 2009, the investment securities portfolio totaled $1.3 billion, or 19.7% of total assets, compared to 21.0% of total assets at year-end 2008. The portfolio declined $106.9 million from the level at year-end 2008, primarily from write-downs recorded in 2009 associated with securities that were other-than-temporarily impaired and from the decline in market values in the investment portfolio. Management wrote-down the value of investment securities by $87.4 million for the quarter ended March 31, 2009 due to other-than-temporary impairment of its non-agency mortgage backed securities, REIT pooled trust preferred securities and bank pooled trust preferred securities portfolios. The REIT pooled trust preferred securities were written down by $1.5 million, the non-agency MBS were written down by $16.6 million, and the bank pooled trust preferred stocks were written down by $69.3 million. Additional activity included, principally, $35.2 million of MBS prepayments, $4.0 million of U.S. Treasury security maturities, and a $19.3 million increase in the market value of the agency MBS portfolio.

Investment Portfolio Credit Quality

Investment allocations at March 31, 2009 include agency MBS (56.7%), ABS (15.8%), municipal 13.4%), corporate (5.4%), non-agency MBS (4.3%) and U.S. Government securities (4.4%). The charts below summarize the credit quality of the Corporation’s investment portfolio, using the lowest of the current ratings of Moody’s, Standard and Poors, or Fitch Ratings and the portfolio distribution.

Investment Securities Portfolio

March 31, 2009

($ in thousands)

	Par Value	%	Fair Value	%	Amortized Cost	%
Treasuries	$13,000	0.8%	$12,994	1.1%	$12,977	1.0%

Sovereign	400	—	400	—	400	—

FHLB Stock	38,114	2.3	38,114	3.3	38,114	2.8

Agency MBS/ARM	631,728	38.3	654,736	56.7	637,748	47.2

Municipals:
AAA	18,430	1.1	19,074	1.7	18,467	1.4
AA	88,594	5.4	91,007	7.9	88,964	6.6
A	31,201	1.9	31,826	2.8	31,332	2.3
BBB	11,325	0.7	11,675	1.0	11,383	0.8

Total Municipals	149,550	9.1	153,582	13.4	150,146	11.1

Bank pooled trust preferred securities:
BBB	13,374	0.8	7,826	0.7	13,192	1.0
BB	13,378	0.8	6,349	0.5	13,322	1.0
B	41,150	2.5	17,718	1.5	40,607	3.0
CCC	339,813	20.5	103,044	9.0	196,736	14.6

Total bank pooled trust preferred securities	407,715	24.6	134,937	11.7	263,857	19.6

Insurance pooled trust preferred securities:
AAA	15,995	1.0	10,681	0.9	15,995	1.2
AA	13,152	0.8	7,102	0.6	13,152	1.0
A	24,512	1.5	10,659	0.9	24,515	1.8
BBB	17,500	1.1	9,163	0.8	17,500	1.3
B	1,000	0.1	418	—	1,000	0.1

Total insurance pooled trust preferred securities	72,159	4.5	38,023	3.2	72,162	5.4

REIT pooled trust preferred securities:
B	5,000	0.3	1,065	0.1	1,065	0.1
CCC	102,114	6.2	9,542	0.8	18,059	1.3

Total REIT pooled trust preferred securities	107,114	6.5	10,607	0.9	19,124	1.4

Non-agency MBS:
AAA	33,848	2.1	26,074	2.3	27,417	2.0
AA	5,846	0.4	705	0.1	705	0.1
A	27,716	1.7	9,322	0.8	9,322	0.7
BBB	4,845	0.3	3,457	0.3	4,845	0.4
BB	3,902	0.2	1,160	0.1	1,160	0.1
B	9,171	0.6	5,077	0.4	5,077	0.4
CCC	37,002	2.2	3,729	0.3	3,729	0.3

Total non-agency MBS	122,330	7.5	49,524	4.3	52,255	4.0

Corporate securities:
AAA	5,225	0.3	6,015	0.5	5,225	0.4
A	8,998	0.5	6,034	0.5	8,673	0.6
BBB	53,350	3.2	30,082	2.6	51,501	3.8
BB	35,503	2.2	17,069	1.6	34,744	2.5
NR	3,200	0.2	2,454	0.2	3,131	0.2

Total corporate securities	106,276	6.4	61,654	5.4	103,274	7.5

Total Investment Portfolio	$1,648,386	100.0%	$1,154,571	100.0%	$1,350,057	100.0%

Investment securities are evaluated quarterly to determine whether a decline in their value is other-than-temporary. Considerations such as the Corporation’s intent and ability to hold securities, recoverability of invested amount over the Corporation’s intended holding period and receipt of amounts contractually due, for example, are applied in determining whether the value of a security is other-than-temporarily impaired (“OTTI”). The Corporation reviews all investment securities with unrealized losses to determine the duration and severity of the price declines. Management evaluates all structured securities for OTTI, regardless of duration and severity of market erosion, while all other securities are evaluated for OTTI based on the severity and duration of each security’s market value erosion. Investment securities with a market to book ratio of less than 80% or lasting 12 months or more receive greater scrutiny from management. Once a decline in value is determined to be other–than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized in the Condensed Consolidated Statements of Operations.

For the quarter ended March 31, 2009, the Corporation determined certain securities to be OTTI, and accordingly, recognized an $87.4 million write-down of the securities portfolio. The write-down was determined based on the individual securities’ credit performance and its ability to make its future contractual principal and interest payments. Should credit quality of certain securities continue to deteriorate, it is possible that additional write-downs may be required. If economic conditions continue to deteriorate, securities that are currently performing satisfactorily could possibly suffer impairment and could potentially require write-downs. The entire securities portfolio is evaluated each quarter to determine if additional write-downs are warranted.

As of March 31, 2009, the investment securities portfolio contained $427.1 million (face value) of securities with unrealized losses for 12 months or greater having an aggregate loss of $243.1 million. Of the total face value, $10.7 million consists of U.S. agency backed MBS with a loss of $2.5 million and $67.3 million consists of corporate securities with an aggregate loss of $28.6 million. The remaining $348.6 million, with an aggregate loss of $211.9 million, consists almost entirely of bank and insurance pooled trust preferred securities. Each of these securities was tested for credit-based price declines. Securities failing the cash flow projection test were determined to be OTTI and written-down accordingly. Securities with particularly low prices were stress tested to determine if their credit quality remains sound. In management’s judgment, securities with sound credit quality are not being written-down based solely on the severity or duration of their price declines at this time, due to the extreme illiquidity evident in their respective markets and the uncertainty surrounding the impact of the U.S. Treasury Department’s TARP program. For further discussion on OTTI, refer to Note 3 of the Corporation’s Condensed Consolidated Financial Statements.

As of March 31, 2009, the Corporation’s investment portfolio had unrealized losses of $195.5 million, or 14.5%, down from $199.6 million, or 13.7% at December 31, 2008. The loss position stems primarily from deterioration in the market valuations of pooled trust preferred securities and non-agency MBS. The pricing for these securities has been distressed by the mortgage foreclosure crisis affecting mortgage-backed securities and the ensuing liquidity crisis affecting asset-backed securities markets. The Corporation continually evaluates the credit quality and market pricing of the securities portfolio. Based upon these and other factors, the securities portfolio may experience further impairment. At March 31, 2009, management has the intent and ability to retain investment securities with unrealized losses until the decline in value has been recovered.

The $704.3 million MBS portfolio includes $654.7 million of agency-backed securities, $40.2 million of senior non-agency MBS securities originally rated AAA, and $9.3 million of mezzanine non-agency MBS securities originally rated AA. There are sixteen mezzanine level securities and ten senior level securities with a current market value of $35.9 million that have been categorized as OTTI. The non-agency MBS securities have been written down to $35.9 million from a par value of $106.1 million. On average, the OTTI securities experienced 60 day+ delinquencies of 9.15% at March 31, 2009. In contrast, the remaining non-agency MBS experienced 60 day+ delinquencies of 2.71%, on average, at March 31, 2009.

The market value of the ABS portfolio includes $134.9 million of securities backed primarily by banking institutions, $38.0 million of securities backed by insurance companies, and $10.6 million of securities backed by real estate investment trusts (“REITs”).

A total of twelve REIT trust preferred securities have been classified as OTTI since the fourth quarter of 2007. In the first quarter of 2009, four REIT bonds previously written down had an additional write down of $1.5 million. Two REIT securities, rated AAA and AA respectively, with a market value of $3.3 million have not been written down due to their strong levels of credit support. As of March 31, 2009, the REIT pooled trust preferred securities portfolio has been written down from $107.1 million to $19.1 million. Seven REIT pooled trust preferred securities with a book value of $8.1 million are classified as non-performing investments; these seven securities deferred their first quarter 2008 interest payments. The remaining six securities made their payments in the first quarter of 2009.

Seventeen bank pooled trust preferred securities were written down in the first quarter of 2009. The securities were written down from a book value of $83.4 million to $32.1 million. Of the seventeen securities, three are not currently paying interest. Each of the seventeen bonds are not projected to completely repay principal. The projected shortfall in principal to be collected is based on cash flow projections. Cash flows were modeled using a thirty-year estimate for defaults.

The municipal bond portfolio has a market value of $153.6 million. The portfolio consists of federal tax-exempt general obligation securities which are geographically diversified. The portfolio has no exposure to Florida and less than 2% exposure to California and Nevada combined. The portfolio includes $133.8 million of securities insured by bond insurers. Additionally, all of the municipalities have underlying ratings of A, AA, or AAA and none of the issuers have experienced a downgrade as of the end of the first quarter 2009. The Corporation has not experienced any OTTI associated with the municipal bond portfolio.

The corporate bond portfolio is composed of single issuer corporate bonds rated investment grade by Moody’s or S&P. The portfolio, totaling $59.2 million (market value), consists of commercial bank trust preferred securities. Ninety seven percent of the bonds are from the largest 75 banks in the country. Other debt securities include U.S. Treasury, Agency, and sovereign securities. The Corporation has not experienced any OTTI associated with the corporate bond portfolio.

In addition to credit risk, the other significant risk in the investment portfolio is duration risk. Duration measures the expected change in the market value of an investment for a 100 basis point (or 1%) change in interest rates. The higher an investment’s duration, the longer the time until its rate is reset to current market rates. The Bank’s risk tolerance, as measured by the duration of the investment portfolio, is currently 4.1%.

In April 2009, the FASB issued FSP FAS 115-2 and 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and 124-2”), which will be effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. This FSP changes the requirements for recognizing OTTI for debt securities and modifies the criteria used to assess the collectability of cash flows when determining the potential for OTTI. The FSP further modifies the presentation of OTTI losses and increases the frequency of and expands existing disclosure requirements.

Although the Corporation decided against early adoption of the changes set forth in FAS 115-2, management is currently evaluating the estimated credit impairment component of the Corporation’s other-than-temporary impairment losses using the EITF 99-20 approach recommended in FSP FAS 115-2 and FAS 124-2. As it relates to the structured investments portion of its portfolio, the Corporation estimated the effect of this standard as of March 31, 2009, would reduce cumulative impairments recognized by approximately $120 million. Total stockholders’ equity would be unchanged.

The table below displays the estimated credit and other impairments, and total other-than-temporary impairment calculated for the first quarter of 2009 and the cumulative amount, for the Corporation’s structured investment portfolios. Management has also evaluated all the other investment portfolios for impairment under the new guidance that will become effective after June 15, 2009 and estimated that the credit impairment impact for the remainder of the portfolios would be immaterial to the Corporation’s financial statements.

($ millions)	At March 31, 2009			1Q 2009			Cumulative
	Par Value	Book Value	Fair Value	Estimated Credit Loss	Estimated Other Loss	Total OTTI	Estimated Credit Loss	Estimated Other Loss	Total OTTI
Non-Agency MBS	$122.3	$52.3	$49.5	$4.3	$12.4	$16.7	$37.2	$32.7	$69.9
REIT Pooled TRUPS	107.1	19.1	10.6	2.0	(0.5)	1.5	69.7	16.2	85.9
Bank and Insurance Pooled TRUPS	479.9	336.0	173.0	8.9	60.3	69.2	28.7	71.1	99.8

Portfolio Totals	$709.3	$407.4	$233.1	$15.2	$72.2	$87.4	$135.6	$120.0	$255.6

The following pro forma amounts are presented to show the effects on selected financial performance measurements of the new accounting standard for recognizing OTTI had the Corporation adopted the new accounting standard for the quarter ended March 31, 2009.

(dollars in thousands)	As Reported	Proforma
Net loss	$(67,216)	$(23,715)
Net loss applicable to common stockholders	$(70,907)	$(27,406)
Dilutive EPS	$(2.12)	$(0.82)
Tangible common equity	4.19%	5.36%
Tier 1 leverage	7.34%	9.19%
Tier 1 capital to risk-weighted assets	6.60%	7.75%
Total regulatory capital to risk-weighted assets	8.58%	9.69%
Total stockholders' equity	$609,093	$609,093

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

•	Hierarchy – Level 2

•	Market – The market is considered active, as municipal securities trade daily. Additionally, new issuances have continued in the first quarter of 2009 as indicated by discussions with broker/dealers.

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

Non-agency MBS – MBS issued by financial institutions other than the U.S. government agencies. The underlying collateral for the non-agency MBS portfolio consists of prime jumbo and Alt-A mortgage loans issued from 2004-2007. All of the loans are fixed rate 15, 20, or 30 year fully amortizing first lien mortgages with a weighted average loan rate of 6.28%.

•	Hierarchy – Level 3

•

Market – The market for these securities is currently considered inactive, with limited trade activity over the past quarter. Market participants have informed the Corporation that there have been no new fixed issuances and a severe reduction of ARM issuances over the past twelve months. Additionally, there have been few observed secondary trades in the AAA-rated sector and there have been even fewer secondary trades in the AA-rated sector.

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

The underlying collateral is selected and managed by an independent asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the SPV’s are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral is distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At March 31, 2009, the Corporation owned senior and mezzanine tranches.

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

Bank and Insurance pooled trust preferred securities – CDOs issued by a SPV and backed by a diverse pool of debt, known as CDO collateral.

The underlying collateral is selected and managed by an asset manager. The purchase of the CDO collateral is financed through the issuance of debt obligations and equity by the SPV. The bonds issued by the CDO are generally segregated into several classes known as tranches. The typical structure will include senior, mezzanine, and equity tranches. The equity tranche represents the first loss position. Interest and principal collected from the portfolio of collateral are distributed to the holders of the debt obligations of the CDO via a waterfall with a priority of payments that provides the highest level of protection to the senior-most tranches. In order to provide a high level of protection to the senior tranches, the cash flow waterfall includes coverage tests that divert cash flow if such coverage tests are not met. If the tests are failed, senior tranches receive higher allocations of cash flows until the applicable tests are satisfied. At March 31, 2009, the Corporation owned senior and mezzanine tranches.

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

The table below summarizes the fair value of investment securities at March 31, 2009 reported in Note 2 for which inputs were obtained by using a third party pricing service and validated by management.

($ in thousands)	Fair Value Available for Sale	%
US Treasuries	$12,994	1.3%
Sovereign	400	—
Agency MBS/ARM	654,736	66.7
Municipal securities	153,582	15.6
Bank & insurance pooled trust preferred securities	66,175	6.7
REIT pooled trust preferred securities	10,607	1.1
Non-agency MBS	49,524	5.0
Corporate securities	35,119	3.6

Total available for sale	$983,137	100.0%

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

The derivative financial instruments valued at fair value at March 31, 2009 incorporate a credit valuation adjustment in the valuation of the financial instrument. An analysis of each counterparty was performed to determine what, if any, adjustment should be made to the derivative valuations. For each counterparty, the analysis considered the value of all derivative contracts, the amount of collateral posted, the terms of collateral agreements, size and nature of the derivative position, potential future movements in market rates and derivative values, counterparty credit worthiness, probability of default and consideration of loss severity.

Fair Values of Level 3 Assets and Liabilities

For the three months ended March 31, 2009, securities classified as Level 3 realized $18.1 million in impairment losses on certain securities that were considered other-than-temporarily impaired. The charge was recorded to the Condensed Consolidated Statement of Operations. Also, $4.9 million of other comprehensive gain associated with Level 3 securities was recorded to net accumulated other comprehensive losses for the three months ending March 31, 2009 and is reflected in stockholders’ equity. At March 31, 2009, management has reviewed the severity and duration of the Level 3 securities and has determined it has the ability and intent to hold these securities until the unrealized loss is recovered.

At March 31, 2009, the Corporation had $147.8 million, or 14.4% of total assets and liabilities valued at fair value that are considered Level 3 valuations using unobservable inputs. During the three months ended March 31, 2009, Level 3 assets increased $3.5 million or 2.4%. The increase was mainly due to the increase in mortgage loans held for sale, the net change resulting from write-downs in the investment securities portfolio recorded in 2009, market value changes and principal payments.

Borrowings

Treasury funding, representing brokered certificates of deposit, short-term borrowings excluding repurchase agreements (“repo”), long-term debt, subordinated debt, and junior subordinated debentures, totaled $1.8 billion in March 31, 2009, compared to $2.1 billion at year-end 2008. Throughout 2009, management has reduced treasury fundings as core deposits have increased. Specifically, since December 31, 2008, brokered certificates of deposit have been reduced by $154.7 million while short-term borrowings have been reduced by $80.3 million. Core deposits grew $222.4 million from year-end 2008 to March 31, 2009, with increases coming from all major categories: savings, checking, certificates of deposit, and money market deposits.

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

The Corporation formed wholly owned statutory business trusts in 1998, 2000 and 2003. In 2004, the Corporation also acquired three wholly owned statutory business trusts from Southern Financial as part of the merger. In all cases, the trusts issued trust preferred securities that were sold to outside third parties. The junior subordinated debentures issued by the Corporation to the trusts are presented net of unamortized issuance costs as long-term debt in the Condensed Consolidated Statements of Condition and are includable in Tier 1 capital for regulatory capital purposes, subject to certain limitations. Any of the junior subordinated debentures are redeemable at any time in whole, but not in part, from the date of issuance on the occurrence of certain events. Of the $129.0 million currently outstanding, $121.0 million of issuances are callable within the next twelve months.

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

The following table summarizes significant contractual obligations at March 31, 2009 and the future periods in which such obligations are expected to be settled in cash. In addition, the table reflects the timing of principal payments on outstanding borrowings.

	Contractual Payments Due by Period				Total
(in thousands)	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Lease commitments	$14,077	$25,373	$19,293	$24,163	$82,906
Certificates of deposit	1,373,861	561,259	346,340	31,629	2,313,089
Long-term debt	330,000	140,000	—	184,431	654,431

Total contractual payment obligations	$1,717,938	$726,632	$365,633	$240,223	$3,050,426

Arrangements to fund credit products or guarantee financing take the form of loan commitments (including lines of credit on revolving credit structures) and letters of credit. Approvals for these arrangements are obtained in the same manner as loans. Generally, cash flows, collateral value and a risk assessment are considered when determining the amount and structure of credit arrangements. Commitments to extend credit in the form of consumer, commercial real estate and business loans at March 31, 2009 were as follows:

(in thousands)	March 31, 2009
Commercial business and real estate	$693,981
Consumer revolving credit	810,853
Residential mortgage credit	15,867
Performance standby letters of credit	144,743
Commercial letters of credit	—

Total loan commitments	$1,665,444

Historically, many of the commitments expire without being fully drawn; therefore, the total commitment amounts do not necessarily represent future cash requirements. Obligations also take the form of commitments to purchase loans. At March 31, 2009, the Corporation did not have any firm commitments to purchase loans.

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

Management continually monitors basis risk such as Prime/LIBOR spread and asset/liability mismatch. Basis risk exists as a result of having much of the Bank’s earning assets priced using the Prime rate, while much of the liability portfolio is priced using the certificate of deposit or LIBOR yield curve. Historically, the various pricing indices and yield curves have been highly correlated, however, in recent quarters some of these relationships have moved outside of their normal boundaries. As an example, the spread between Prime and 1-Month LIBOR moved in a range between 2.63% and 2.93% for the two years ending July 31, 2007 – a difference of 0.30% from high to low. As credit issues began to arise in sub-prime mortgages and certain other assets in the third quarter of 2007, the Prime/LIBOR spread became increasingly volatile. For the period from August 1, 2007 to August 31, 2008, the Prime/LIBOR spread posted a low of 2.05% in December 2007 and a high of 3.44% in March 2008 – a range of 1.39%. In the most recent two quarters, the Prime/Libor basis has been even more volatile. From September 1, 2008 to March 31, 2009, the Prime/LIBOR spread posted a trough of -0.09% and a peak of 3.04% — a range of 3.13%. Such volatility has contributed a measure of uncertainty to the modeling of interest rate risk in the first quarter of 2009.

The Corporation acquires and originates loans and purchases investment securities in which the underlying assets are residential mortgage loans subject to prepayments. The actual principal reduction on these assets varies from the expected contractual principal reduction due to principal prepayments resulting from the sale of underlying properties or borrowers’ elections to refinance the underlying mortgages based on market and other conditions. Prepayment rate projections utilize actual prepayment speed experience and available market information on like-kind instruments. The prepayment rates form the basis for income recognition of premiums or discounts on the related assets. Changes in prepayment estimates may cause the earnings recognized on these assets to vary over the term that the assets are held creating volatility in the net interest margin. Prepayment rate assumptions are monitored and updated as needed to reflect actual activity and the most recent market projections.

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

The following table shows the anticipated effect on net interest income in parallel shift (up or down) interest rate scenarios. These rate shifts are assumed to begin in the first month of the simulation and to occur over a 6-month period. Figures in the table below show the impact of a change in rates over a twelve month horizon.

Interest Rate Scenario	At March 31, 2009 Projected Percentage Change in Net Interest Income	At December 31, 2008 Projected Percentage Change in Net Interest Income
+200 basis points	6.30%	4.80%
+100 basis points	3.60%	2.90%
No change	—	—
-100 basis points	NA	NA
-200 basis points	NA	NA

Simulation modeling shows that the Corporation’s net interest income is expected to increase as interest rates rise. Management routinely models several yield curve flattening and steepening scenarios as part of its interest rate risk management function, and this modeling discloses little risk under most yield curve twisting scenarios. Because the Federal Open Market Committee is targeting the level of Fed Funds between 0.0% and 0.25%, management is not modeling parallel shifts down. The current economic environment includes concerns about the dramatic reshaping of financial firms and the impact of the U.S. government’s plans to resuscitate the housing market and financial system. At this point in time, there continues to be reason to believe that short-term rates will remain low in the near term.

Management employs the investment, borrowing, and derivative portfolios in implementing the interest rate strategies. To protect against falling short-term interest rates, the Corporation has $615 million of receive fixed/pay floating interest rate swaps in position as of March 31, 2009. In the borrowings portfolio, $180 million of funding have rates which reset quarterly based upon long-term interest rates to mitigate the impact of accelerating prepayment activity due to a decline in long-term interest rates. Another $250 million of FHLB advances re-price no less than quarterly and will benefit in falling rate scenarios. Of the $250 million floating rate advances, $145 million contain embedded floors, which provide additional benefit as interest rates decline.

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

To control and manage credit risk, management has set high credit standards along with an in-house administration and strong oversight procedures and a cautious approach to adopting products before they have been sufficiently tested in the market place. In addition, the Corporation maintains a fairly balanced portfolio concentration between home equity, commercial and residential real estate and commercial business loans. The Corporation’s assessment of the loan portfolio’s credit risk and asset quality is measured by its levels of delinquencies, non-performing asset levels and net-charge-offs. For the quarter ending March 31, 2009, the 90-day delinquency level was $12.9 million, or 0.30% of loans, down by $1.6 million from December 31, 2008. Non-performing loans were $112.2 million, or 2.60% of total loans at March 31, 2009, compared to 1.94% as of December 31, 2008. Net charge-offs as a percentage of average loans for the quarter ended March 31, 2009 were 1.26% compared to 0.75% for the fourth quarter of 2008. Overall, the loan quality of the Corporation’s loan portfolio has declined to levels that were expected given the current economic environment during these uncertain times.

Managing credit risk is an integral part of the investment portfolio management process for the Corporation. The investment portfolio contains three distinct types of credit risks: risk to residential mortgage borrowers, risk to corporate entities, and risk to municipalities. Each risk is monitored and controlled separately.

Risk to residential mortgage borrowers is inherent in the non-agency MBS portfolio. This risk is controlled by purchasing securities in which the underlying loans have favorable risk characteristics, such as low loan-to-value ratios and high borrower credit scores. The risk is further controlled through purchasing only the top two (AAA and AA) classes of securities, which contain greater levels of credit support than the lower rated classes. Management monitors the risk through tracking the delinquencies and foreclosures of the underlying loans monthly and monitoring primary and secondary market activity for similar securities. All investment securities disclosed on page 44 were purchased with an AA rating or higher.

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

RESULTS OF OPERATIONS

For Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Financial Highlights

The Corporation reported a net loss of $67.2 million for the quarter ended March 31, 2009 compared to a net loss of $17.6 million for the quarter ended March 31, 2008. The net loss available to common stockholders was $70.9 million, or $2.12 per diluted share, for the quarter ended March 31, 2009 compared to a $17.6 million net loss, or $(0.56) per diluted share, for the quarter ended March 31, 2008. Refer to pages 44-46 for the discussion on OTTI and the estimated impact on the first quarter of 2009 if the Corporation early adopted the new accounting standards discussed in Note 1 on page 8. The financial results for the first quarter of 2009 were substantially impacted by the deterioration in the economic conditions that have impacted the performance of the Corporation’s investment securities and loan portfolios. This and other activities presented below reflect a decline in net interest income of $10.0 million, an increase in the provision for loan losses of $32.5 million, a decline in non-interest income of $47.9 million and an increase in non-interest expense of $5.9 million, offset by a decline in income tax expense of $46.7 million, resulting in a $49.6 million decrease in net income. During the first quarter of 2009, the net interest margin declined to 2.48% from 3.17%; average total loans increased $117.1 million, or 2.8%, average customer deposits increased $236.6 million, or 7.0%, while asset quality weakened as non-performing loans increased to 2.60% of total loans at March 31, 2009, net charge-offs to average loans were 1.26% and non-performing investments were 7.83% of total investments at March 31, 2009. Earnings for the quarters ending March 31, 2009 and March 31, 2008 include the following significant transactions and are included in the subsequent discussions regarding the results of operations:

•

Write-down in investment securities: In the first quarter of 2009, the Corporation recorded a $87.4 million pre-tax write-down relating to certain segments of its securities portfolio. Following its quarterly credit review of each security, the Corporation wrote down the values of certain securities by reducing their carrying values to their current fair value at those dates. The $87.4 million was comprised of $1.5 million in the REIT pooled trust preferred securities portfolio, $16.6 million in the non-agency MBS portfolio and $69.3 million in the bank pooled trust preferred securities portfolio. In the first quarter of 2008, the Corporation recorded a $42.7 million pre-tax write-down relating to its REIT pooled trust preferred securities portfolio and non-agency MBS portfolio. Refer to Note 3 to the Condensed Consolidated Financial Statements for further update on the Corporation’s investment securities portfolio.

•

Loan loss provision: The provision for loan losses was $35.6 million for the quarter ended March 31, 2009 compared to $3.1 million for the quarter ended March 31, 2008. The $32.5 million increase in the provision for loan losses in the first quarter of 2009 was mainly a result of increased net charge-offs and higher non-performing loans along with the downgrading of internal risk ratings for certain loans. The current quarter includes $6.8 million in charge-offs associated with two residential construction loans.

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

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income

Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
(dollars in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
(tax-equivalent basis)
Assets:
Interest-earning assets:
Originated and acquired residential	$247,102	$3,564	5.85%	$290,093	$4,411	6.12%
Home equity	1,172,513	10,747	3.72	1,086,463	15,682	5.81
Marine	335,673	4,311	5.21	357,963	4,927	5.54
Other consumer	22,609	358	6.42	24,251	460	7.63
Commercial mortgage	573,668	7,841	5.54	445,465	7,335	6.62
Residential construction	506,756	3,996	3.20	613,126	10,241	6.72
Commercial construction	491,623	3,906	3.22	475,882	7,385	6.24
Commercial business	997,376	13,468	5.48	936,933	15,932	6.84

Total loans	4,347,320	48,191	4.50	4,230,176	66,373	6.31

Loans held for sale	10,112	119	4.77	9,810	155	6.35
Short-term investments	2,339	4	0.69	2,718	36	5.33
Taxable investment securities	1,331,682	16,022	4.88	1,425,086	19,731	5.57
Tax-advantaged investment securities	163,900	2,279	5.64	154,757	2,433	6.32

Total investment securities	1,495,582	18,301	4.96	1,579,843	22,164	5.64

Total interest-earning assets	5,855,353	66,615	4.61	5,822,547	88,728	6.13

Less: allowance for loan losses	71,557			55,171
Cash and due from banks	107,955			101,630
Other assets	720,985			642,323

Total assets	$6,612,736			$6,511,329

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$451,186	228	0.20	$458,059	543	0.48
Money market deposits	661,403	2,790	1.71	653,693	4,477	2.75
Savings deposits	609,634	994	0.66	518,370	508	0.39
Direct time deposits	1,213,271	9,385	3.14	1,085,293	11,474	4.25
Brokered time deposits	1,168,977	12,174	4.22	874,172	11,208	5.16
Short-term borrowings	365,734	750	0.83	811,651	6,089	3.02
Long-term debt	663,875	4,539	2.77	771,672	8,487	4.42

Total interest-bearing liabilities	5,134,080	30,860	2.44	5,172,910	42,786	3.33

Noninterest-bearing demand deposits	659,644			643,161
Other liabilities	61,479			75,349
Stockholders’ equity	757,533			619,909

Total liabilities and stockholders’ equity	$6,612,736			$6,511,329

Net interest-earning assets	$721,273			$649,637

Net interest income (tax-equivalent)		35,755			45,942
Less: tax-equivalent adjustment		775			953

Net interest income		$34,980			$44,989

Net yield on interest-earning assets on a tax-equivalent basis			2.48%			3.17%

Consolidated Average Balances and Analysis of Changes in Tax Equivalent Net Interest Income (Continued)

Three Months Ended March 31, 2009 and 2008

	2009 Quarter to 2008 Quarter Increase/(Decrease)				2009/2008 Income/Expense Variance Due to Change In
(dollars in thousands)	Average Balance	% Change	Income/ Expense	% Change	Average Rate	Average Volume
(tax-equivalent basis)
Assets:
Interest-earning assets:
Originated and acquired residential	$(42,991)	(14.8)%	$(847)	(19.2)%	$(192)	$(655)
Home equity	86,050	7.9	(4,935)	(31.5)	(6,063)	1,128
Marine	(22,290)	(6.2)	(616)	(12.5)	(300)	(316)
Other consumer	(1,642)	(6.8)	(102)	(22.2)	(71)	(31)
Commercial mortgage	128,203	28.8	506	6.9	(1,331)	1,837
Residential construction	(106,370)	(17.3)	(6,245)	(61.0)	(4,692)	(1,553)
Commercial construction	15,741	3.3	(3,479)	(47.1)	(3,710)	231
Commercial business	60,443	6.5	(2,464)	(15.5)	(3,401)	937

Total loans	117,144	2.8	(18,182)	(27.4)

Loans held for sale	302	3.1	(36)	(23.2)	(40)	4
Short-term investments	(379)	(13.9)	(32)	(88.9)	(28)	(4)
Taxable investment securities	(93,404)	(6.6)	(3,709)	(18.8)	(2,425)	(1,284)
Tax-advantaged investment securities	9,143	5.9	(154)	(6.3)	(284)	130

Total investment securities	(84,261)	(5.3)	(3,863)	(17.4)

Total interest-earning assets	32,806	0.6	(22,113)	(24.9)	(22,590)	477

Less: allowance for loan losses	16,386	29.7
Cash and due from banks	6,325	6.2
Other assets	78,662	12.2

Total assets	$101,407	1.6

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing demand deposits	$(6,873)	(1.5)	(315)	(58.0)	(307)	(8)
Money market deposits	7,710	1.2	(1,687)	(37.7)	(1,738)	51
Savings deposits	91,264	17.6	486	95.7	386	100
Direct time deposits	127,978	11.8	(2,089)	(18.2)	(3,292)	1,203
Brokered time deposits	294,805	33.7	966	8.6	(2,281)	3,247
Short-term borrowings	(445,917)	(54.9)	(5,339)	(87.7)	(3,036)	(2,303)
Long-term debt	(107,797)	(14.0)	(3,948)	(46.5)	(2,873)	(1,075)

Total interest-bearing liabilities	(38,830)	(0.8)	(11,926)	(27.9)	(11,600)	(326)

Noninterest-bearing demand deposits	16,483	2.6
Other liabilities	(13,870)	(18.4)
Stockholders’ equity	137,624	22.2

Total liabilities and stockholders’ equity	$101,407	1.6

Net interest-earning assets	$71,636	11.0

Net interest income (tax-equivalent)			(10,187)	(22.2)	$(10,990)	$803
Less: tax-equivalent adjustment			(178)	(18.7)

Net interest income			$(10,009)	(22.2)

The net interest margin on a tax-equivalent basis decreased 69 basis points for the quarter ended March 31, 2009 to 2.48% from 3.17%, in the comparable quarter a year ago. The decline was primarily caused by the 152 basis point decline in asset yields that were negatively impacted by the 200 basis point decline in benchmark interest rates during the past twelve months along with the impact from reversals of uncollected interest on securities and loans placed on non-accrual during the year. This decline was not fully offset by the 89 basis point decline in the rates on interest-bearing liabilities. Aggressive competition for deposits throughout the industry, higher cost brokered certificates of deposit and the issuance of $50.0 million in subordinated debt at 9.50% in April 2008 resulted in the slower decline in rates on interest-bearing liabilities as compared to yields on interest-earning assets.

Year over year average earning assets increased to $5.9 billion as a result of solid internally generated loan growth. The net average loan growth of $160.1 million in relationship-based loans was offset by the run-off of $43.0 million in originated and acquired portfolios and a $84.3 million reduction in investment securities due mainly to the investment write-downs over the past twelve months. The yields on investments and loans declined 68 and 181 basis points, respectively. The yield decline in the loan and investment portfolios resulted from the decrease in year over year market interest rates and the composition of these portfolios. Interest income for the quarter ended March 31, 2009 was negatively impacted by a reversal of $405 thousand in interest income related to certain investment securities that were considered non-performing. In the first quarter of 2008, the interest reversals on investment securities totaled $588 thousand. Interest-bearing liabilities decreased by $38.8 million while the average rate paid decreased by 89 basis points. The decrease in the average rate paid was primarily due to the shift in deposit and borrowing mix in addition to the decline in interest rates that impacted interest bearing demand deposits, money market deposits, time deposits and short and long-term debt. Savings rates increased over the same period a year ago as a result of an increase of $112.9 million in higher cost online saving deposit balances. In addition, interest expense was positively impacted by a $16.5 million increase in average non-interest-bearing demand deposit balances during the first quarter of 2009 compared to the same period a year ago.

The 4.61% yield on earning assets decreased 152 basis points from the first quarter of 2008 as a result of declining interest rates and the change in asset mix and the reversal of interest income associated with the investment securities, while total interest-bearing liabilities decreased by 89 basis points to 2.48%. Net interest income on a tax-equivalent basis was $35.8 million in the first quarter of 2009 compared to $45.9 million in the same period a year ago. Total interest income decreased by $22.1 million and total interest expense decreased by $11.9 million, resulting in a net decline in net interest income on a tax-equivalent basis of $10.2 million. Growth in the key loan portfolios of home equity, commercial real estate and commercial banking were not enough to offset the $22.1 million decline in total interest income that was negatively impacted from the net decline in interest rates. The impact from declining rates and the change in deposit and borrowing mix were the primary causes of the decline in interest expense of $11.9 million.

Future growth in net interest income will depend upon consumer and commercial loan demand, growth in deposits and the general level of interest rates.

Provision for Loan Losses

The provision for loan losses increased $32.5 million to $35.6 million for the quarter ended March 31, 2009, compared to $3.1 million for the same quarter a year ago. The current quarter’s provision for loan losses includes the impact from increases in non-performing loans and net charge-offs, along with the impact from the downgrading of internal risk ratings for certain loans and the increased uncertainties in the regional markets. In the quarter ended March 31, 2009, net charge-offs were $13.5 million, or 1.26% of average loans, compared to $3.1 million, or 0.30% of average loans in the quarter ended March 31, 2008. Total consumer loan net charge-offs as a percentage of average total consumer loans were 0.87% in the quarter ended March 31, 2009, compared to 0.21% in the same period a year ago. Total commercial loan net charge-offs as a percentage of average commercial loans were 1.52%, an increase from 0.36% in the same period a year ago. The allowance for loan losses to total loans was 2.21% at March 31, 2009, compared to 1.31% at March 31, 2008. The Corporation continues to emphasize quality underwriting as well as aggressive management of charge-offs and potential problem loans within this uncertain market to minimize the exposure to future charge-offs.

Non-Interest Income

Total non-interest income declined $47.9 million to a loss of $63.0 million for the quarter ended March 31, 2009. The current quarter includes a $87.4 million loss associated with impairment on investment securities. In the quarter ended March 31, 2008, the Corporation wrote-down $42.7 million on its investment securities.

Exclusive of the impairment on investment securities, non-interest income declined $3.2 million to $24.4 million in the quarter ended March 31, 2009. The decline was primarily caused by a decline in deposit fee income of $3.3 million, or 15.8%, to $17.7 million in the first quarter of 2009. The decrease in deposit fee income reflects a $2.7 million decline in consumer deposit fees, mainly associated with NSF fees and account service fees along with a decline of $580 thousand in commercial deposit fees. In the current quarter ended March 31, 2009, customer deposit balances have increased, negatively impacting the level of transaction fees associated transaction based fees.

Commissions and fees declined 42.1%, or $658 thousand, to $904 thousand in the quarter ended March 31, 2009 primarily due to a decline in check fees of $333 thousand and a decline of $320 thousand in investment and insurance income.

The quarter ended March 31, 2009 includes $430 thousand in net gains primarily from a $249 thousand gain from the termination of swaps associated with securities that were written down and $181 thousand gain from other asset sales. The net losses in the quarter ended March 31, 2008 were composed primarily of $217 thousand loss on an early redemption of brokered certificates of deposit, offset by a slight gain of $26 thousand from other asset sales.

In the quarters ended March 31, 2009 and 2008, certain derivative transactions did not qualify for hedge accounting treatment and, as a result, the gains and losses associated with these derivatives are recorded in non-interest income. The net cash settlement also related to these derivatives, which represents interest income and expense on non-designated interest rate swaps are recorded as part of non-interest income. The net revenue impact associated with these derivatives were a net gain of $680 thousand for the quarter ended March 31, 2009, compared to a net gain of $39 thousand in the quarter ended March 31, 2008.

Other non-interest income decreased year over year by $449 thousand to $4.6 million, due to declines in bank owned life insurance income of $708 thousand and lower mortgage banking activity of $117 thousand. These declines were offset by a $319 thousand death benefit premium associated with a bank owned life insurance policy and increased income associated with commercial loan fees of $95 thousand and lease income of $154 thousand.

Non-Interest Expense

Total non-interest expense increased $5.9 million, or 11.5%, to $57.3 million in the quarter ended March 31, 2009. The increase in non-interest expense in the current quarter include increases of $1.2 million in salaries and employee benefits, $178 thousand in occupancy expense, $475 thousand in furniture and equipment costs, $792 thousand in merger related expenses and $3.3 million in other non-interest expense.

The $1.2 million increase in salaries and benefits resulted from increases in base salary expense of $635 thousand due to the impact of annual merit increases and a higher number of full time equivalent employees of approximately 39 positions. Salary and employee benefits expense were positively impacted by a decline of $647 thousand in incentives, offset by increases of $448 thousand in pension related expenses, $317 thousand in share-based payment expense, $152 thousand in 401K match and $98 thousand in deferred salary expense associated with new loan originations.

Occupancy expense increased $178 thousand for the quarter ended March 31, 2009, reflecting increases in the annual rent of existing locations and rent associated with new office locations totaling $241 thousand, offset by lower occupancy repairs and maintenance of $93 thousand.

Furniture and equipment increased by $475 thousand mainly due to increased depreciation on leased equipment and software utilized to value the Corporation’s investment securities.

Merger related expenses were $792 thousand and represent transaction costs such as legal, travel and other merger related costs associated with the merger with M&T Bank.

Other non-interest expense increased $3.3 million in the first quarter of 2009 compared to the same period a year ago. The year over year increase is associated with a $1.6 million increase in FDIC insurance costs, $310 thousand in external audit fees, $400 thousand in consulting costs, $209 thousand in other real estate owned costs and $412 thousand in mastermoney fees mainly related to fraud and $378 thousand in operational losses.

Income Taxes

The Corporation accounts for income taxes under the asset/liability method. Deferred tax assets and liabilities are recognized for the future consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as operating loss and tax credit carry forwards. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become realizable. It is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term. The valuation allowance was $4.4 million at March 31, 2009 versus $3.8 million at March 31, 2008. The Corporation’s valuation allowance relates to state net operating losses that are unlikely to be utilized in the foreseeable future.

In the quarter ended March 31, 2009, the Corporation recorded an income tax benefit of $53.8 million on a pre-tax loss of $121.0 million, an effective tax benefit rate of 44.4%. In the quarter ended March 31, 2008, the Corporation recorded an income tax benefit of $7.1 million on pre-tax loss of $24.7 million, an effective tax benefit rate of 28.6%. The change in the effective tax rate for the quarter ended March 31, 2009 was mainly due to the significant declines in year-to-date pre-tax income and the related impact on the effective tax rate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

For information regarding market risk at March 31, 2009 see “Interest Sensitivity Management” and Note 15 to the Consolidated Financial Statements in the Corporation’s Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. For the market risk of the Corporation refer to Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional quantitative and qualitative discussions about market risk at March 31, 2009.

Item 4.	Controls and Procedures

The Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Corporation’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Corporation’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Corporation files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Corporation’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. In addition, based on that evaluation, no change in the Corporation’s internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

The Corporation is involved in various legal actions that arise in the ordinary course of its business. All active lawsuits entail amounts which management believes to be, individually and in the aggregate, immaterial to the financial condition and the results of operations of the Corporation.

In 2005, a lawsuit captioned Bednar v. Provident Bank of Maryland was initiated by a former Bank customer against the Bank in the Circuit Court for Baltimore City (Maryland) asserting that, upon early payoff, the Bank’s recapture of home equity loan closing costs initially paid by the Bank on the borrower’s behalf constituted a prepayment charge prohibited by state law. The Baltimore City Circuit Court ruled in the Bank’s favor, finding that the recapture of loan closing costs was not an unlawful charge, a position consistent with that taken by the State of Maryland Commissioner of Financial Regulation. The plaintiff appealed to the Court of Special Appeals. The Court of Appeals granted certiorari and reversed, finding that Provident’s recapture of closing costs is a “prepayment charge.” The case was remanded to the trial court for further proceedings. Following the remand, the parties entered into settlement discussions. The parties have recently agreed in principle to a settlement and are in the process of documenting that settlement. The agreed upon settlement for this individual matter is not material to the Corporation’s financial statements.

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

In addition to the other information set forth in this report, the reader should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Corporation’s business, financial condition or future results. The risks described in the Corporation’s Annual Report on Form 10-K are not the only risks that the Corporation faces. Additional risks and uncertainties not currently known to the Corporation or that the Corporation currently deem to be immaterial also may have a material adverse effect on the Corporation’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 1998, the Corporation initiated a stock repurchase program for its outstanding stock. Under this plan, the Corporation approved the repurchase of specific additional amounts of shares without any specific expiration date. As the Corporation fulfilled each specified repurchase amount, additional amounts were approved. On June 17, 2005, and on January 17, 2007 the Corporation approved an additional stock repurchase of up to 1.3 million and 1.6 million shares, respectively. Currently, the maximum number of shares remaining to be purchased under this plan is 740,343. All shares have been repurchased pursuant to the publicly announced plan. The repurchase plan is currently suspended. The timing of repurchasing shares in the future will depend on the Corporation meeting its targeted capital ratios. No plans expired during the three months ended March 31, 2009. The quarter ended March 31, 2009 reflects no shares repurchased for the quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased Under Plan	Maximum Number of Shares Remaining to be Purchased Under Plan
January 1 - January 31	—	$—	—	740,343
February 1 - February 28	—	—	—	740,343
March 1 - March 31	—	—	—	740,343

Total	—	$—	—	740,343

Item 3.	Defaults Upon Senior Securities – None

Item 4.	Submission of Matters to a Vote of Security Holders – None

Item 5.	Other Information – None

Item 6.	Exhibits

The exhibits and financial statements filed as a part of this report are as follows:

(3.1)	Articles of Incorporation of Provident Bankshares Corporation (1)

(3.2)	Articles of Amendment to the Articles of Incorporation of Provident Bankshares Corporation (1)

(3.3)	Seventh Amended and Restated By-Laws of Provident Bankshares Corporation (2)

(4.1)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation. (3)

(4.2)	Articles Supplementary to the Articles of Incorporation of Provident Bankshares Corporation (4)

(4.3)	Registrant will furnish, upon request, copies of all instruments defining the rights of holders of long-term debt instruments of the registrant and its consolidated subsidiaries.

(11.0)	Statement re: Computation of Per Share Earnings (5)

(31.1)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31.2)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32.1)	Section 1350 Certification of Chief Executive Officer

(32.2)	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 (File No. 33-58881) filed with the Commission on July 10, 1998.
(2)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on October 18, 2007.
(3)	Incorporated by reference from the Registrant’s Current report on Form 8-K (File No. 0-16421) filed with the Commission on April 11, 2008.
(4)	Incorporated by reference from Registrant’s Current Report on Form 8-K (File No. 0-16421) filed with the Commission on November 17, 2008.
(5)	Included in Note 16 to the Unaudited Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Principal Executive Officer:

May 11, 2009	By	/s/ Gary N. Geisel
Gary N. Geisel
Chairman of the Board and Chief Executive Officer

Principal Financial Officer:

May 11, 2009	By	/s/ Dennis A. Starliper
Dennis A. Starliper
Executive Vice President and Chief Financial Officer

EXHIBIT	DESCRIPTION
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer